Form 10-Q
period 2018-03-31
US BANCORP \DE\
filed 2018-05-03
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2018
Common Stock, $0.01 Par Value	1,642,459,857 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. A reversal or slowing of the current economic recovery or another severe contraction could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities. Global financial markets could experience a recurrence of significant turbulence, which could reduce the availability of funding to certain financial institutions and lead to a tightening of credit, a reduction of business activity, and increased market volatility. Stress in the commercial real estate markets, as well as a downturn in the residential real estate markets could cause credit losses and deterioration in asset values. In addition, changes to statutes, regulations, or regulatory policies or practices could affect U.S. Bancorp in substantial and unpredictable ways. U.S. Bancorp’s results could also be adversely affected by deterioration in general business and economic conditions; changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of its investment securities; legal and regulatory developments; litigation; increased competition from both banks and non-banks; changes in customer behavior and preferences; breaches in data security; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputational risk.

For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017, on file with the Securities and Exchange Commission, including the sections entitled “Corporate Risk Profile” and “Risk Factors” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. However, factors other than these also could adversely affect U.S. Bancorp’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2018	2017	Percent Change
Condensed Income Statement
Net interest income	$3,168	$2,980	6.3%
Taxable-equivalent adjustment (a)	29	50	(42.0)
Net interest income (taxable-equivalent basis) (b)	3,197	3,030	5.5
Noninterest income	2,267	2,230	1.7
Securities gains (losses), net	5	29	(82.8)
Total net revenue	5,469	5,289	3.4
Noninterest expense	3,055	2,909	5.0
Provision for credit losses	341	345	(1.2)
Income before taxes	2,073	2,035	1.9
Income taxes and taxable-equivalent adjustment	391	549	(28.8)
Net income	1,682	1,486	13.2
Net (income) loss attributable to noncontrolling interests	(7)	(13)	46.2
Net income attributable to U.S. Bancorp	$1,675	$1,473	13.7
Net income applicable to U.S. Bancorp common shareholders	$1,597	$1,387	15.1
Per Common Share
Earnings per share	$.97	$.82	18.3%
Diluted earnings per share	.96	.82	17.1
Dividends declared per share	.30	.28	7.1
Book value per share (c)	26.54	25.05	5.9
Market value per share	50.50	51.50	(1.9)
Average common shares outstanding	1,652	1,694	(2.5)
Average diluted common shares outstanding	1,657	1,701	(2.6)
Financial Ratios
Return on average assets	1.50%	1.35%
Return on average common equity	14.9	13.3
Net interest margin (taxable-equivalent basis) (a)	3.13	3.06
Efficiency ratio (b)	55.9	55.3
Net charge-offs as a percent of average loans outstanding	.49	.50
Average Balances
Loans	$279,388	$273,158	2.3%
Loans held for sale	3,134	3,625	(13.5)
Investment securities (d)	113,493	110,764	2.5
Earning assets	411,849	399,281	3.1
Assets	454,288	441,311	2.9
Noninterest-bearing deposits	79,482	80,738	(1.6)
Deposits	334,580	328,433	1.9
Short-term borrowings	22,862	13,201	73.2
Long-term debt	33,655	35,274	(4.6)
Total U.S. Bancorp shareholders’ equity	48,825	47,923	1.9

	March 31, 2018	December 31, 2017
Period End Balances
Loans	$277,911	$280,432	(.9)%
Investment securities	111,737	112,499	(.7)
Assets	460,119	462,040	(.4)
Deposits	344,526	347,215	(.8)
Long-term debt	33,201	32,259	2.9
Total U.S. Bancorp shareholders’ equity	49,187	49,040	.3
Asset Quality
Nonperforming assets	$1,204	$1,200	.3%
Allowance for credit losses	4,417	4,417	–
Allowance for credit losses as a percentage of period-end loans	1.59%	1.58%
Capital Ratios
Basel III standardized approach:
Common equity tier 1 capital	9.0%	9.3%
Tier 1 capital	10.4	10.8
Total risk-based capital	12.5	12.9
Leverage	8.8	8.9
Common equity tier 1 capital to risk-weighted assets for the Basel III advanced approaches	11.5	12.0
Tangible common equity to tangible assets (b)	7.7	7.6
Tangible common equity to risk-weighted assets (b)	9.3	9.4
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)		9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)		11.6

(a)	Based on federal income tax rates of 21 percent and 35 percent for the three months ended March 31, 2018 and 2017, respectively, for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 28.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.7 billion for the first quarter of 2018, or $0.96 per diluted common share, compared with $1.5 billion, or $0.82 per diluted common share, for the first quarter of 2017. Return on average assets and return on average common equity were 1.50 percent and 14.9 percent, respectively, for the first quarter of 2018, compared with 1.35 percent and 13.3 percent, respectively, for the first quarter of 2017.

Total net revenue for the first quarter of 2018 was $180 million (3.4 percent) higher than the first quarter of 2017, reflecting a 6.3 percent increase in net interest income (5.5 percent on a taxable-equivalent basis) and a 0.6 percent increase in noninterest income. The increase in net interest income from the first quarter of 2017 was mainly a result of the impact of rising interest rates and loan growth. The noninterest income increase was principally due to higher payment services revenue, trust and investment management fees and deposit service charges, partially offset by decreases in commercial products revenue and mortgage banking revenue, in addition to lower equity investment income and securities gains compared with a year ago.

Noninterest expense in the first quarter of 2018 was $146 million (5.0 percent) higher than the first quarter of 2017, primarily due to increased compensation expense related to hiring to support business growth and compliance programs, merit increases, variable compensation related to revenue growth, increased expense from a change to a shorter vesting period for new stock-based compensation grants, and higher employee benefits expense, partially offset by lower professional services expense driven by lower consulting costs for risk and compliance programs, and other expenses.

The provision for credit losses for the first quarter of 2018 of $341 million was $4 million (1.2 percent) lower than the first quarter of 2017. Net charge-offs in the first quarter of 2018 were $341 million, compared with $335 million in the first quarter of 2017. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $3.2 billion in the first quarter of 2018, representing an increase of $167 million (5.5 percent) over the first quarter of 2017. The increase was principally driven by the impact of rising interest rates and loan growth, partially offset by changes in deposit and funding mix and the impact of the Tax Cuts and Jobs Act (“tax reform”) enacted by Congress in late 2017 which reduced the taxable-equivalent adjustment benefit related to tax exempt assets. Average earning assets were $12.6 billion (3.1 percent) higher than the first quarter of 2017, reflecting increases of $6.2 billion (2.3 percent) in loans, $2.7 billion (2.5 percent) in investment securities and $4.1 billion (34.9 percent) in other earning assets. The net interest margin, on a taxable-equivalent basis, in the first quarter of 2018 was 3.13 percent, compared with 3.06 percent in the first quarter of 2017. The increase in the net interest margin from the first quarter of 2017 was primarily due to higher interest rates, partially offset by changes in loan mix, the impact of tax reform, higher funding costs and higher cash balances. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.

Average total loans were $6.2 billion (2.3 percent) higher in the first quarter of 2018 than the first quarter of 2017, due to growth in commercial loans (4.0 percent), other retail loans (6.1 percent), residential mortgages (3.9 percent) and credit card loans (2.1 percent). The increases were driven by higher demand for loans from new and existing customers. These increases were partially offset by a decrease in commercial real estate loans (6.5 percent) due to disciplined underwriting and customers paying down balances, as well as a decrease in loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) (18.3 percent), a run-off portfolio.

Average investment securities in the first quarter of 2018 were $2.7 billion (2.5 percent) higher than the first quarter of 2017, primarily due to purchases of U.S. Treasury and U.S. government mortgage-backed securities, net of prepayments and maturities, in support of liquidity management.

U.S. Bancorp	3

Table 2	Noninterest Income

	Three Months Ended March 31
(Dollars in Millions)	2018	2017	Percent Change
Credit and debit card revenue	$324	$299	8.4%
Corporate payment products revenue	154	137	12.4
Merchant processing services	363	354	2.5
ATM processing services	79	71	11.3
Trust and investment management fees	398	368	8.2
Deposit service charges	182	172	5.8
Treasury management fees	150	153	(2.0)
Commercial products revenue	220	247	(10.9)
Mortgage banking revenue	184	207	(11.1)
Investment products fees	46	42	9.5
Securities gains (losses), net	5	29	(82.8)
Other	167	180	(7.2)
Total noninterest income	$2,272	$2,259	.6%

Average total deposits for the first quarter of 2018 were $6.1 billion (1.9 percent) higher than the first quarter of 2017. Average time deposits were $6.3 billion (20.7 percent) higher year-over-year. The increase was largely related to those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics. Average total savings deposits were $1.1 billion (0.5 percent) higher, driven by growth in Consumer and Business Banking balances, partially offset by a decrease in Corporate and Commercial Banking balances. Average noninterest-bearing deposits decreased $1.3 billion (1.6 percent) from the prior year, primarily due to a decrease in Corporate and Commercial Banking balances, partially offset by increases in Consumer and Business Banking, and Wealth Management and Investment Services balances.

Provision for Credit Losses The provision for credit losses for the first quarter of 2018 was $341 million, a decrease of $4 million (1.2 percent) from the first quarter of 2017. Net charge-offs increased $6 million (1.8 percent) in the first quarter of 2018, compared with the first quarter of 2017, primarily due to higher credit card loan net charge-offs, partially offset by lower commercial loan net charge-offs driven by higher recoveries. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income was $2.3 billion in the first quarter of 2018, representing an increase of $13 million (0.6 percent), compared with the first quarter of 2017. The increase from a year ago reflected strong growth in payment services revenue, trust and investment management fees, and deposit service charges, partially offset by lower commercial products revenue and mortgage banking revenue, reflecting industry trends in these revenue categories. The increase in noninterest income was further offset by lower equity investment income, included in other income, and securities gains compared with a year ago. Payment services revenue increased 6.5 percent due to stronger credit and debit card revenue of $25 million (8.4 percent), an increase in corporate payment products revenue of $17 million (12.4 percent), and improving merchant processing services revenue due to higher sales volumes. Trust and investment management fees increased $30 million (8.2 percent) due to business growth, net asset inflows and favorable market conditions. Deposit service charges increased $10 million (5.8 percent) primarily due to higher transaction volumes and account growth. Commercial products revenue decreased $27 million (10.9 percent) mainly due to lower corporate bond underwriting fees and syndication fees, while mortgage banking revenue decreased $23 million (11.1 percent) primarily due to lower margin on mortgage loan sales.

Noninterest Expense Noninterest expense was $3.1 billion in the first quarter of 2018, representing an increase of $146 million (5.0 percent) over the first quarter of 2017. The increase from a year ago was primarily due to higher personnel expense, net occupancy and equipment costs, and technology and communications expense, partially offset by lower other noninterest expense and professional services expense. Compensation expense increased $132 million (9.5 percent), principally due to the impact of hiring to support business growth and compliance programs, merit increases, higher variable compensation related to business production, and the impact of changes in the vesting provisions related to stock-based compensation programs. Employee benefits expense increased $29 million (9.6 percent), primarily driven by increased medical costs and staffing. Net occupancy and equipment

4	U.S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended March 31
(Dollars in Millions)	2018	2017	Percent Change
Compensation	$1,523	$1,391	9.5%
Employee benefits	330	301	9.6
Net occupancy and equipment	265	247	7.3
Professional services	83	96	(13.5)
Marketing and business development	97	90	7.8
Technology and communications	235	217	8.3
Postage, printing and supplies	80	81	(1.2)
Other intangibles	39	44	(11.4)
Other	403	442	(8.8)
Total noninterest expense	$3,055	$2,909	5.0%
Efficiency ratio (a)	55.9%	55.3%

(a)	See Non-GAAP Financial Measures beginning on page 28.

expense increased $18 million (7.3 percent) due to higher rent and maintenance costs, while technology and communications expense increased $18 million (8.3 percent) primarily due to technology investment initiatives. Other noninterest expense decreased $39 million (8.8 percent) due to lower mortgage servicing-related costs and lower pension-related costs as a result of contributions to the Company’s pension plans in 2017. Professional services expense decreased $13 million (13.5 percent), primarily due to fewer consulting services as compliance programs near maturity.

Income Tax Expense The provision for income taxes was $362 million (an effective rate of 17.7 percent) for the first quarter of 2018, compared with $499 million (an effective rate of 25.1 percent) for the first quarter of 2017. The first quarter of 2018 tax rate reflected tax reform, a favorable settlement of tax matters, and the tax benefit of restricted stock vesting and option exercises. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $277.9 billion at March 31, 2018, compared with $280.4 billion at December 31, 2017, a decrease of $2.5 billion (0.9 percent). The decrease was driven by lower other retail loans, credit card loans, commercial real estate loans and covered loans, partially offset by higher residential mortgages and commercial loans.

Other retail loans decreased $2.0 billion (3.5 percent) at March 31, 2018, compared with December 31, 2017, reflecting the transfer of the Company’s federally guaranteed student loans from the loan portfolio to loans held for sale at the end of the first quarter of 2018, along with decreases in home equity loans, auto loans and revolving credit balances. Partially offsetting these decreases were increases in installment and retail leasing loans.

Credit card loans decreased $1.3 billion (5.8 percent) at March 31, 2018, compared with December 31, 2017, primarily the result of customers seasonally paying down balances.

Commercial real estate loans decreased $323 million (0.8 percent) at March 31, 2018, compared with December 31, 2017, primarily the result of disciplined underwriting and customers paying down balances.

Residential mortgages held in the loan portfolio increased $694 million (1.2 percent) at March 31, 2018, compared with December 31, 2017, as origination activity more than offset the effect of customers paying down balances in the first quarter of 2018. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.

Commercial loans increased $536 million (0.5 percent) at March 31, 2018, compared with December 31, 2017, reflecting higher demand from new and existing customers.

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

Loans Held for Sale Loans held for sale, consisting of residential mortgages and other loans to be sold in the secondary market, were $4.8 billion at March 31, 2018, compared with $3.6 billion at December 31, 2017. The increase in loans held for sale was principally due to the transfer of the Company’s federally guaranteed student loan balances to loans held for sale at the end of the first quarter of 2018, partially offset by a decrease in residential mortgage loans held for sale (“MLHFS”)

U.S. Bancorp	5

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At March 31, 2018 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$4,338	$4,320	.4	.88%	$–	$–	–	–%
Maturing after one year through five years	17,042	16,640	3.3	1.66	1,880	1,843	3.3	1.82
Maturing after five years through ten years	1,043	1,006	7.0	2.29	3,273	3,131	5.7	1.79
Maturing after ten years	–	–	–	–	–	–	–	–
Total	$22,423	$21,966	2.9	1.54%	$5,153	$4,974	4.8	1.80%
Mortgage-Backed Securities (a)
Maturing in one year or less	$110	$111	.6	4.22%	$30	$30	1.3	2.54%
Maturing after one year through five years	13,809	13,498	4.5	2.22	18,232	17,747	4.2	2.14
Maturing after five years through ten years	22,800	22,275	6.0	2.35	20,867	20,322	6.1	2.42
Maturing after ten years	2,556	2,566	14.5	2.78	297	298	13.9	2.67
Total	$39,275	$38,450	6.0	2.34%	$39,426	$38,397	5.3	2.29%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%	$–	$1	.4	2.48%
Maturing after one year through five years	408	415	3.7	4.63	4	4	1.7	2.60
Maturing after five years through ten years	–	–	–	–	2	2	4.7	2.56
Maturing after ten years	–	–	–	–	–	2	13.3	2.50
Total	$408	$415	3.7	4.63%	$6	$9	2.9	2.58%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$129	$131	.4	5.88%	$–	$–	.7	6.33%
Maturing after one year through five years	661	678	3.2	4.92	1	1	3.9	6.78
Maturing after five years through ten years	3,672	3,667	8.5	4.46	5	6	8.0	2.18
Maturing after ten years	1,918	1,818	19.2	4.11	–	–	–	–
Total	$6,380	$6,294	11.0	4.43%	$6	$7	7.4	2.75%
Other
Maturing in one year or less	$–	$–	–	.01%	$–	$–	–	–%
Maturing after one year through five years	–	–	–	–	21	21	1.0	2.52
Maturing after five years through ten years	–	–	–	–	–	–	–	–
Maturing after ten years	–	–	–	–	–	–	–	–
Total	$–	$–	–	.01%	$21	$21	1.0	2.52%
Total investment securities (d)	$68,486	$67,125	5.5	2.29%	$44,612	$43,408	5.2	2.24%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 5.1 years at December 31, 2017, with a corresponding weighted-average yield of 2.25 percent. The weighted-average maturity of the held-to-maturity investment securities was 4.7 years at December 31, 2017, with a corresponding weighted-average yield of 2.14 percent.
(e)	Weighted-average yields for obligations of state and political subdivisions are presented on a fully-taxable equivalent basis based on a federal income tax rate of 21 percent and 35 percent for the three months ended March 31, 2018 and 2017, respectively. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.

	March 31, 2018		December 31, 2017
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$27,576	24.4%	$28,767	25.5%
Mortgage-backed securities	78,701	69.6	77,606	68.6
Asset-backed securities	414	.4	419	.4
Obligations of state and political subdivisions	6,386	5.6	6,246	5.5
Other	21	–	41	–
Total investment securities	$113,098	100.0%	$113,079	100.0%

6	U.S. Bancorp

balances due to a lower level of mortgage loan closings in the first quarter of 2018.

Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $111.7 billion at March 31, 2018, compared with $112.5 billion at December 31, 2017. The $762 million (0.7 percent) decrease was primarily due to a $782 million unfavorable change in net unrealized gains (losses) on available-for-sale investment securities.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At March 31, 2018, the Company’s net unrealized losses on available-for-sale securities were $1.4 billion, compared with $580 million at December 31, 2017. The unfavorable change in net unrealized gains (losses) was primarily due to decreases in the fair value of U.S. Treasury, U.S. government mortgage-backed and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale securities totaled $1.6 billion at March 31, 2018, compared with $888 million at December 31, 2017. At March 31, 2018, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $344.5 billion at March 31, 2018, compared with $347.2 billion at December 31, 2017, the result of decreases in noninterest-bearing deposits and total savings deposits, partially offset by an increase in time deposits. Noninterest-bearing deposits decreased $5.3 billion (6.1 percent) at March 31, 2018, compared with December 31, 2017, primarily due to lower Wealth Management and Investment Services balances. Money market deposit balances decreased $3.6 billion (3.4 percent) at March 31, 2018, compared with December 31, 2017, primarily due to lower Wealth Management and Investment Services, and Corporate and Commercial Banking balances. Interest checking balances decreased $1.4 billion (1.9 percent) primarily due to lower Wealth Management and Investment Services, and Corporate and Commercial Banking balances, partially offset by higher Consumer and Business Banking balances. Savings account balances increased $1.4 billion (3.3 percent), primarily due to higher Consumer and Business Banking balances. Time deposits increased $6.2 billion (18.7 percent) at March 31, 2018, compared with December 31, 2017, driven by an increase in those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $17.7 billion at March 31, 2018, compared with $16.7 billion at December 31, 2017. The $1.1 billion (6.3 percent) increase in short-term borrowings was primarily due to higher other short-term borrowings balances, partially offset by lower commercial paper balances. Long-term debt was $33.2 billion at March 31, 2018, compared with $32.3 billion at December 31, 2017. The $942 million (2.9 percent) increase was primarily due to issuances of $2.0 billion of bank notes, partially offset by a $1.0 billion decrease in Federal Home Loan Bank (“FHLB”) advances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

U.S. Bancorp	7

including strategic and reputational risks, by directing timely and comprehensive actions. Senior operating committees have also been established, each responsible for overseeing a specified category of risk.

The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputational. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Interest rate risk is the potential reduction of net interest income or market valuations as a result of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, MLHFS, mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk of loss arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies, and procedures, or ethical standards, potentially exposing the Company to fines, civil money penalties, payment of damages and the voiding of contracts. Strategic risk is the risk to current or projected financial condition arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputational risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships, offer new services or continue serving existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for a detailed discussion of these factors.

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

8	U.S. Bancorp

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

In addition, credit quality ratings as defined by the Company are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including loans that are 90 days or more past due and still accruing, nonaccrual loans, those loans considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a modified or delinquent loan in a first lien position, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. Refer to Note 4 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for a more detailed discussion on credit risk management processes.

The Company manages its credit risk, in part, through diversification of its loan portfolio which is achieved through limit setting by product type criteria, such as industry, and identification of credit concentrations. As part of its normal business activities, the Company offers a broad array of lending products. The Company categorizes its loan portfolio into three segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s three loan portfolio segments are commercial lending, consumer lending and covered loans.

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

The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off portfolio. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10- or 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20- or 10-year amortization period, respectively. At March 31, 2018, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.4 billion, or 9 percent, of the outstanding home equity line balances at March 31, 2018, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and credit scores, and in some cases, updated loan-to-value (“LTV”) information reflecting current market conditions on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

U.S. Bancorp	9

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

The Company’s consumer lending segment utilizes several distinct business processes and channels to originate consumer credit, including traditional branch lending, mobile and on-line banking, indirect lending, correspondent banks and loan brokers. Each distinct underwriting and origination activity manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles.

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

The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV and borrower type at March 31, 2018:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$1,930	$49,409	$51,339	84.9%
Over 80% through 90%	26	3,837	3,863	6.4
Over 90% through 100%	2	837	839	1.4
Over 100%	1	649	650	1.0
No LTV available	1	33	34	.1
Loans purchased from GNMA mortgage pools (a)	–	3,752	3,752	6.2
Total	$1,960	$58,517	$60,477	100.0%
Borrower Type
Prime borrowers	$1,960	$53,636	$55,596	91.9%
Sub-prime borrowers	–	787	787	1.3
Other borrowers	–	342	342	.6
Loans purchased from GNMA mortgage pools (a)	–	3,752	3,752	6.2
Total	$1,960	$58,517	$60,477	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$11,282	$642	$11,924	74.4%
Over 80% through 90%	2,132	709	2,841	17.7
Over 90% through 100%	698	105	803	5.0
Over 100%	363	21	384	2.4
No LTV/CLTV available	67	11	78	.5
Total	$14,542	$1,488	$16,030	100.0%
Borrower Type
Prime borrowers	$14,289	$1,417	$15,706	98.0%
Sub-prime borrowers	50	64	114	.7
Other borrowers	203	7	210	1.3
Total	$14,542	$1,488	$16,030	100.0%

The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only 0.2 percent of the Company’s total assets at March 31, 2018 and December 31, 2017. The Company considers sub-prime loans to be those loans made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit

10	U.S. Bancorp

score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Home equity and second mortgages were $16.0 billion at March 31, 2018, compared with $16.3 billion at December 31, 2017, and included $4.5 billion of home equity lines in a first lien position and $11.5 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at March 31, 2018, included approximately $4.8 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.7 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at March 31, 2018:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,827	$6,728	$11,555
Percent 30-89 days past due	.30%	.44%	.38%
Percent 90 days or more past due	.11%	.10%	.10%
Weighted-average CLTV	73%	69%	71%
Weighted-average credit score	777	772	774

See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

U.S. Bancorp	11

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	March 31, 2018	December 31, 2017
Commercial
Commercial	.07%	.06%
Lease financing	–	–
Total commercial	.06	.06
Commercial Real Estate
Commercial mortgages	–	–
Construction and development	.04	.05
Total commercial real estate	.01	.01
Residential Mortgages (a)	.22	.22
Credit Card	1.29	1.28
Other Retail
Retail leasing	.02	.03
Home equity and second mortgages	.32	.28
Other	.15	.15
Total other retail (b)	.18	.17
Total loans, excluding covered loans	.21	.21
Covered Loans	4.57	4.74
Total loans	.25%	.26%

90 days or more past due including nonperforming loans	March 31, 2018	December 31, 2017
Commercial	.37%	.31%
Commercial real estate	.31	.37
Residential mortgages (a)	.93	.96
Credit card	1.29	1.28
Other retail (b)	.48	.46
Total loans, excluding covered loans	.58	.57
Covered loans	4.77	4.93
Total loans	.62%	.62%

(a)	Delinquent loan ratios exclude $1.9 billion of loans at March 31, 2018, and December 31, 2017, purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 4.15 percent at March 31, 2018, and 4.16 percent at December 31, 2017.
(b)	Delinquent loan ratios exclude student loans that are guaranteed by the federal government. Including these loans, the ratio of total other retail loans 90 days or more past due including all nonperforming loans was .57 percent at March 31, 2018, and .56 percent at December 31, 2017.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $702 million ($566 million excluding covered loans) at March 31, 2018, compared with $720 million ($572 million excluding covered loans) at December 31, 2017. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, as well as student loans guaranteed by the federal government. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.25 percent (0.21 percent excluding covered loans) at March 31, 2018, compared with 0.26 percent (0.21 percent excluding covered loans) at December 31, 2017.

12	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Residential Mortgages (a)
30-89 days	$146	$198	.24%	.33%
90 days or more	132	130	.22	.22
Nonperforming	430	442	.71	.74
Total	$708	$770	1.17%	1.29%
Credit Card
30-89 days	$275	$302	1.32%	1.37%
90 days or more	270	284	1.29	1.28
Nonperforming	–	1	–	–
Total	$545	$587	2.61%	2.65%
Other Retail
Retail Leasing
30-89 days	$27	$33	.34%	.41%
90 days or more	2	2	.02	.03
Nonperforming	7	8	.09	.10
Total	$36	$43	.45%	.54%
Home Equity and Second Mortgages
30-89 days	$65	$78	.41%	.48%
90 days or more	51	45	.32	.28
Nonperforming	127	126	.79	.77
Total	$243	$249	1.52%	1.53%
Other (b)
30-89 days	$228	$265	.73%	.80%
90 days or more	46	48	.15	.15
Nonperforming	34	34	.11	.10
Total	$308	$347	.99%	1.05%

(a)	Excludes $376 million of loans 30-89 days past due and $1.9 billion of loans 90 days or more past due at March 31, 2018, purchased from GNMA mortgage pools that continue to accrue interest, compared with $385 million and $1.9 billion at December 31, 2017, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
30-89 days	$47	$50	1.57%	1.61%
90 days or more	136	148	4.57	4.74
Nonperforming	6	6	.20	.19
Total	$189	$204	6.34%	6.54%

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At March 31, 2018, performing TDRs were $3.8 billion, compared with $4.0 billion at December 31, 2017. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At March 31, 2018 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$239	3.8%	1.6%	$145	(a)	$384
Commercial real estate	135	4.3	–	29	(b)	164
Residential mortgages	1,451	3.4	3.2	322		1,773	(d)
Credit card	234	10.6	6.5	–	(c)	234
Other retail	131	4.8	4.8	50	(c)	181	(e)
TDRs, excluding GNMA and covered loans	2,190	4.3	3.3	546		2,736
Loans purchased from GNMA mortgage pools (g)	1,566	–	–	–		1,566	(f)
Covered loans	32	2.7	8.6	4		36
Total	$3,788	2.5%	2.0%	$550		$4,338

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $322 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $39 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(e)	Includes $76 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $12 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(f)	Includes $212 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $377 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(g)	Approximately 8.4 percent and 44.3 percent of the total TDR loans purchased from GNMA mortgage pools are 30-89 days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

14	U.S. Bancorp

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at March 31, 2018.

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

Total nonperforming assets were $1.2 billion at March 31, 2018 and December 31, 2017. The $4 million (0.3 percent) increase in nonperforming assets was driven by an increase in nonperforming commercial loans, partially offset by improvements in commercial real estate loans, residential mortgages and OREO. Nonperforming covered assets were $26 million at March 31, 2018, compared with $27 million at December 31, 2017. The ratio of total nonperforming assets to total loans and other real estate was 0.43 percent at March 31, 2018 and December 31, 2017.

OREO, excluding covered assets, was $124 million at March 31, 2018, compared with $141 million at December 31, 2017, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Residential
California	$13	$13	.06%	.06%
Illinios	12	14	.28	.32
Minnesota	9	11	.15	.18
New York	7	8	.88	1.01
Wisconsin	6	8	.29	.38
All other states	71	81	.17	.19
Total residential	118	135	.15	.18
Commercial
California	4	4	.02	.02
Idaho	1	1	.08	.07
Washington	–	–	–	–
Louisiana	–	–	–	–
Tennessee	–	–	–	–
All other states	1	1	–	–
Total commercial	6	6	–	–
Total	$124	$141	.05%	.05%

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	March 31, 2018	December 31, 2017
Commercial
Commercial	$274	$225
Lease financing	27	24
Total commercial	301	249
Commercial Real Estate
Commercial mortgages	86	108
Construction and development	33	34
Total commercial real estate	119	142
Residential Mortgages (b)	430	442
Credit Card	–	1
Other Retail
Retail leasing	7	8
Home equity and second mortgages	127	126
Other	34	34
Total other retail	168	168
Total nonperforming loans, excluding covered loans	1,018	1,002
Covered Loans	6	6
Total nonperforming loans	1,024	1,008
Other Real Estate (c)	124	141
Covered Other Real Estate	20	21
Other Assets	36	30
Total nonperforming assets	$1,204	$1,200
Total nonperforming assets, excluding covered assets	$1,178	$1,173
Excluding covered assets
Accruing loans 90 days or more past due (b)	$566	$572
Nonperforming loans to total loans	.37%	.36%
Nonperforming assets to total loans plus other real estate (c)	.43%	.42%
Including covered assets
Accruing loans 90 days or more past due (b)	$702	$720
Nonperforming loans to total loans	.37%	.36%
Nonperforming assets to total loans plus other real estate (c)	.43%	.43%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Covered Assets	Total
Balance December 31, 2017	$404	$769	$27	$1,200
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	129	72	3	204
Advances on loans	12	–	–	12
Total additions	141	72	3	216
Reductions in nonperforming assets
Paydowns, payoffs	(30)	(39)	(1)	(70)
Net sales	(20)	(40)	(3)	(63)
Return to performing status	(5)	(11)	–	(16)
Charge-offs (d)	(57)	(6)	–	(63)
Total reductions	(112)	(96)	(4)	(212)
Net additions to (reductions in) nonperforming assets	29	(24)	(1)	4
Balance March 31, 2018	$433	$745	$26	$1,204

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $1.9 billion at March 31, 2018 and December 31, 2017, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $243 million and $267 million at March 31, 2018, and December 31, 2017, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31
	2018	2017
Commercial
Commercial	.25%	.33%
Lease financing	.29	.30
Total commercial	.25	.32
Commercial Real Estate
Commercial mortgages	(.06)	(.01)
Construction and development	.04	(.03)
Total commercial real estate	(.03)	(.02)
Residential Mortgages	.05	.08
Credit Card	4.02	3.70
Other Retail
Retail leasing	.15	.19
Home equity and second mortgages	(.03)	(.02)
Other	.79	.76
Total other retail	.47	.45
Total loans, excluding covered loans	.50	.50
Covered Loans	–	–
Total loans	.49%	.50%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $341 million for the first quarter of 2018, compared with $335 million for the first quarter of 2017. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2018 was 0.49 percent, compared with 0.50 percent for the first quarter of 2017. The increase in net charge-offs for the first quarter of 2018, compared with the first quarter of 2017, reflected higher credit card loan net charge-offs, partially offset by lower commercial loan net charge-offs driven by higher recoveries.

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

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. For each loan type, this historical loss experience is adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions. The results of the analysis are evaluated quarterly to confirm the selected loss experience is appropriate for each commercial loan type. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, delinquency status, bankruptcy experience, portfolio growth and historical losses, adjusted for current trends.

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At March 31, 2018, the Company serviced the first lien on 42 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the

U.S. Bancorp	17

status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $301 million or 1.9 percent of its total home equity portfolio at March 31, 2018, represented non-delinquent junior liens where the first lien was delinquent or modified.

The Company uses historical loss experience on the loans and lines in a junior lien position where the first lien is serviced by the Company, or can be identified in credit bureau data, to establish loss estimates for junior lien loans and lines the Company services that are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults has been a small percentage of the total portfolio (approximately 1 percent annually), while the long-term average loss rate on loans that default has been approximately 90 percent. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter, and in some cases more frequently, and uses this information to qualitatively supplement its loss estimation methods. Credit score distributions for the portfolio are monitored monthly and any changes in the distribution are one of the factors considered in assessing the Company’s loss estimates. In its evaluation of the allowance for credit losses, the Company also considers the increased risk of loss associated with home equity lines that are contractually scheduled to convert from a revolving status to a fully amortizing payment and with residential lines and loans that have a balloon payoff provision.

The allowance for the covered loan segment is evaluated each quarter in a manner similar to that described for non-covered loans, and represents any decreases in expected cash flows on those loans after the acquisition date. The provision for credit losses for covered loans considers the indemnification provided by the FDIC.

In addition, the evaluation of the appropriate allowance for credit losses on purchased non-impaired loans acquired after January 1, 2009, in the various loan segments considers credit discounts recorded as a part of the initial determination of the fair value of the loans. For these loans, no allowance for credit losses is recorded at the purchase date. Credit discounts representing the principal losses expected over the life of the loans are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for credit losses only when the required allowance, net of any expected reimbursement under any loss sharing agreements with the FDIC, exceeds any remaining credit discounts.

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

The Company’s methodology for determining the appropriate allowance for credit losses for all the loan segments also considers the imprecision inherent in the methodologies used. As a result, in addition to the amounts determined under the methodologies described above, management also considers the potential impact of other qualitative factors which include, but are not limited to, the following: economic factors; geographic and other concentration risks; delinquency and nonaccrual trends; current business conditions; changes in lending policy, underwriting standards and other relevant business practices; results of internal review; and the regulatory environment. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each of the above loan segments.

Refer to “Management’s Discussion and Analysis—Analysis of the Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on the analysis and determination of the allowance for credit losses.

At March 31, 2018, the allowance for credit losses was $4.4 billion (1.59 percent of period-end loans), compared with an allowance of $4.4 billion (1.58 percent of period-end loans) at December 31, 2017. The ratio of the allowance for credit losses to nonperforming loans was 431 percent at March 31, 2018, compared with 438 percent at December 31, 2017. The ratio of the allowance for credit losses to annualized loan net charge-offs was 319 percent at March 31, 2018, compared with 332 percent of full year 2017 net charge-offs at December 31, 2017.

18	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended March 31
(Dollars in Millions)	2018	2017
Balance at beginning of period	$4,417	$4,357
Charge-Offs
Commercial
Commercial	88	90
Lease financing	6	6
Total commercial	94	96
Commercial real estate
Commercial mortgages	2	2
Construction and development	1	1
Total commercial real estate	3	3
Residential mortgages	13	17
Credit card	248	212
Other retail
Retail leasing	5	4
Home equity and second mortgages	6	8
Other	84	77
Total other retail	95	89
Covered loans (a)	–	–
Total charge-offs	453	417
Recoveries
Commercial
Commercial	32	19
Lease financing	2	2
Total commercial	34	21
Commercial real estate
Commercial mortgages	6	3
Construction and development	–	2
Total commercial real estate	6	5
Residential mortgages	6	5
Credit card	37	22
Other retail
Retail leasing	2	1
Home equity and second mortgages	7	9
Other	20	19
Total other retail	29	29
Covered loans (a)	–	–
Total recoveries	112	82
Net Charge-Offs
Commercial
Commercial	56	71
Lease financing	4	4
Total commercial	60	75
Commercial real estate
Commercial mortgages	(4)	(1)
Construction and development	1	(1)
Total commercial real estate	(3)	(2)
Residential mortgages	7	12
Credit card	211	190
Other retail
Retail leasing	3	3
Home equity and second mortgages	(1)	(1)
Other	64	58
Total other retail	66	60
Covered loans (a)	–	–
Total net charge-offs	341	335
Provision for credit losses	341	345
Other changes (b)	–	(1)
Balance at end of period (c)	$4,417	$4,366
Components
Allowance for loan losses	$3,918	$3,816
Liability for unfunded credit commitments	499	550
Total allowance for credit losses	$4,417	$4,366
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.60%	1.61%
Nonperforming loans, excluding covered loans	431	338
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	277	240
Nonperforming assets, excluding covered assets	373	296
Annualized net charge-offs, excluding covered loans	318	319
Period-end loans	1.59%	1.60%
Nonperforming loans	431	338
Nonperforming and accruing loans 90 days or more past due	256	217
Nonperforming assets	367	292
Annualized net charge-offs	319	321

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.
(c)	At March 31, 2018 and 2017, $1.7 billion and $1.6 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

U.S. Bancorp	19

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2018, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2017. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on residual value risk management.

Operational Risk Management Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. The Company maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom it does business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on operational risk management.

Compliance Risk Management The Company may suffer legal or regulatory sanctions, material financial loss, or damage to reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct, including those related to compliance with Bank Secrecy Act/anti-money laundering requirements, sanctions compliance requirements as administered by the Office of Foreign Assets Control, consumer protection and other requirements. The Company has controls and processes in place for the assessment, identification, monitoring, management and reporting of compliance risks and issues. Refer to “Management’s Discussion and Analysis — Compliance Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on compliance risk management.

Interest Rate Risk Management In the banking industry, changes in interest rates are a significant risk that can impact earnings, market valuations and the safety and soundness of an entity. To manage the impact on net interest income and the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Management Committee (“ALCO”) and approved by the Board of Directors. The ALCO has the responsibility for approving and ensuring compliance with the ALCO management policies, including interest rate risk exposure. The Company uses net interest income simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk. The Company has established policy limits within which it manages the overall interest rate risk profile, and at March 31, 2018 and December 31, 2017, the Company was within those limits.

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. While the Company utilizes assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. For example, if deposit outflows are more limited (“stable”) than the assumptions the Company used in preparing Table 9, the projected impact to net interest income would increase to 2.07 percent in the “Up 50 basis point (“bps”)” and 4.19 percent in the “Up 200 bps” scenarios. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on net interest income simulation analysis.

Table 9	Sensitivity of Net Interest Income

	March 31, 2018				December 31, 2017
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(2.27)%	1.50%	*	2.09%	(2.07)%	1.13%	*	1.72%

*	Given the level of interest rates, downward rate scenario is not computed.

20	U.S. Bancorp

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. A 200 bps increase would have resulted in a 3.6 percent decrease in the market value of equity at March 31, 2018, compared with a 3.1 percent decrease at December 31, 2017. A 200 bps decrease, where possible given current rates, would have resulted in a 5.6 percent decrease in the market value of equity at March 31, 2018, compared with an 8.0 percent decrease at December 31, 2017. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on market value of equity modeling.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At March 31, 2018, the Company had $5.1 billion of forward commitments to sell, hedging $2.5 billion of MLHFS and $2.7 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.

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

U.S. Bancorp	21

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

The average, high, low and period-end one-day VaR amounts for the Company’s trading positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2018	2017
Average	$1	$1
High	1	1
Low	1	1
Period-end	1	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR during the three months ended March 31, 2018 and 2017. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end one-day Stressed VaR amounts for the Company’s trading positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2018	2017
Average	$4	$4
High	4	5
Low	2	3
Period-end	3	5

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

The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Three Months Ended March 31 (Dollars in Millions)	2018	2017
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$–
High	1	1
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$6	$9
High	7	10
Low	5	7

22	U.S. Bancorp

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

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow at the FHLB and the Federal Reserve Bank’s Discount Window. At March 31, 2018, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $102.6 billion, compared with $100.3 billion at December 31, 2017. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At March 31, 2018, the Company could have borrowed an additional $86.9 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $344.5 billion at March 31, 2018, compared with $347.2 billion at December 31, 2017. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $33.2 billion at March 31, 2018, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $17.7 billion at March 31, 2018, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

Parent company long-term debt outstanding was $15.8 billion at March 31, 2018 and December 31, 2017. As of March 31, 2018, there was $1.5 billion of parent company debt scheduled to mature in the remainder of 2018.

The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. At March 31, 2018, the Company was compliant with this requirement.

Refer to “Management’s Discussion and Analysis —Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on liquidity risk management.

European Exposures The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At March 31, 2018, the Company had an aggregate amount

U.S. Bancorp	23

on deposit with European banks of approximately $8.5 billion, predominately with the Central Bank of Ireland and Bank of England.

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

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, which includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive, which is currently the standardized approach. Beginning January 1, 2018, the regulatory capital requirements fully reflect implementation of Basel III. Prior to 2018, the Company’s capital ratios reflected certain transitional adjustments. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at March 31, 2018 and December 31, 2017. All regulatory ratios exceeded regulatory “well-capitalized” requirements. At March 31, 2018, the Company’s common equity tier 1 capital ratio using the Basel III standardized approach was 9.0 percent, compared with an estimated fully implemented common equity tier 1 capital ratio using the Basel III standardized approach of 9.1 percent at December 31, 2017.

The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the standardized approach, was 7.7 percent and 9.3 percent, respectively, at March 31, 2018, compared with 7.6 percent and 9.4 percent, respectively, at December 31, 2017.

Total U.S. Bancorp shareholders’ equity was $49.2 billion at March 31, 2018, compared with $49.0 billion at December 31, 2017. The increase was primarily the result of corporate earnings, partially offset by common share repurchases, dividends and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss).

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2018	December 31, 2017
Basel III standardized approach:
Common equity tier 1 capital	$33,539	$34,369
Tier 1 capital	38,991	39,806
Total risk-based capital	46,640	47,503
Risk-weighted assets	373,141	367,771
Common equity tier 1 capital as a percent of risk-weighted assets	9.0%	9.3%
Tier 1 capital as a percent of risk-weighted assets	10.4	10.8
Total risk-based capital as a percent of risk-weighted assets	12.5	12.9
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.8	8.9
Basel III advanced approaches:
Common equity tier 1 capital	$33,539	$34,369
Tier 1 capital	38,991	39,806
Total risk-based capital	43,630	44,477
Risk-weighted assets	292,643	287,211
Common equity tier 1 capital as a percent of risk-weighted assets	11.5%	12.0%
Tier 1 capital as a percent of risk-weighted assets	13.3	13.9
Total risk-based capital as a percent of risk-weighted assets	14.9	15.5
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.0

24	U.S. Bancorp

On June 28, 2017, the Company announced its Board of Directors had approved an authorization to repurchase up to $2.6 billion of its common stock, from July 1, 2017 through June 30, 2018.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the first quarter of 2018:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
January	4,773,755	(b)	$57.35	4,723,755	$997
February	4,797,702	(c)	55.16	4,747,702	735
March	1,154,108		52.77	1,154,108	674
Total	10,725,565	(d)	$55.88	10,625,565	$674

(a)	All shares were purchased under the stock repurchase program announced on June 28, 2017.
(b)	Includes 50,000 shares of common stock purchased, at an average price per share of $57.93, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan.
(c)	Includes 50,000 shares of common stock purchased, at an average price per share of $53.17, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s Employee Retirement Savings Plan.
(d)	Includes 100,000 shares of common stock purchased, at an average price per share of $55.55, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s Employee Retirement Savings Plan.

Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on capital management.

LINE OF BUSINESS FINANCIAL REVIEW

The Company’s major lines of business are Corporate and Commercial Banking, Consumer and Business Banking, Wealth Management and Investment Services, Payment Services, and Treasury and Corporate Support. These operating segments are components of the Company about which financial information is prepared and is evaluated regularly by management in deciding how to allocate resources and assess performance.

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. The allowance for credit losses and related provision expense are allocated to the lines of business based on the related loan balances managed. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on the business lines’ basis for financial presentation.

Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2018, certain organization and methodology changes were made and, accordingly, 2017 results were restated and presented on a comparable basis.

Corporate and Commercial Banking Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Corporate and Commercial Banking contributed $384 million of the Company’s net income in the first quarter of 2018, or an increase of $50 million (15.0 percent) compared with the first quarter of 2017.

Net revenue decreased $25 million (2.6 percent) in the first quarter of 2018, compared with the first quarter of 2017, due to a decrease in noninterest income, partially offset by an increase in net interest income. Noninterest income decreased $37 million (15.2 percent) in the first quarter of 2018, compared with the first quarter of 2017, primarily due to stronger capital markets volume in the first quarter of 2017 and lower loan fees in the current year reflecting industry trends in these revenue categories. Net interest income, on a taxable-equivalent basis, increased $12 million (1.7 percent) in the first quarter of 2018, compared with the first quarter of 2017. The increase was primarily due to the impact of rising rates on the margin benefit from deposits, partially offset by lower rates on loans, reflecting a competitive marketplace, and lower noninterest-bearing deposits.

Noninterest expense increased $10 million (2.5 percent) in the first quarter of 2018, compared with the first quarter of 2017, primarily due to an increase in net shared services expense allocated to manage the business, partially offset by lower variable compensation related to business production. The provision for credit losses decreased $22 million (61.1 percent) in the first quarter of 2018, compared with the first quarter of 2017, primarily due to lower net charge-offs driven by higher recoveries.

U.S. Bancorp	25

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking
Three Months Ended March 31 (Dollars in Millions)	2018	2017	Percent Change	2018	2017	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$724	$712	1.7%	$1,524	$1,418	7.5%
Noninterest income	207	247	(16.2)	568	571	(.5)
Securities gains (losses), net	–	(3)	*	–	–	–
Total net revenue	931	956	(2.6)	2,092	1,989	5.2
Noninterest expense	404	394	2.5	1,291	1,253	3.0
Other intangibles	1	1	–	7	7	–
Total noninterest expense	405	395	2.5	1,298	1,260	3.0
Income before provision and income taxes	526	561	(6.2)	794	729	8.9
Provision for credit losses	14	36	(61.1)	56	65	(13.8)
Income before income taxes	512	525	(2.5)	738	664	11.1
Income taxes and taxable-equivalent adjustment	128	191	(33.0)	185	242	(23.6)
Net income	384	334	15.0	553	422	31.0
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$384	$334	15.0	$553	$422	31.0
Average Balance Sheet
Commercial	$74,808	$72,414	3.3%	$9,838	$9,913	(.8)%
Commercial real estate	19,137	21,305	(10.2)	18,217	18,551	(1.8)
Residential mortgages	6	8	(25.0)	57,066	55,239	3.3
Credit card	–	–	–	–	–	–
Other retail	–	–	–	55,010	51,687	6.4
Total loans, excluding covered loans	93,951	93,727	.2	140,131	135,390	3.5
Covered loans	–	–	–	3,048	3,717	(18.0)
Total loans	93,951	93,727	.2	143,179	139,107	2.9
Goodwill	1,647	1,647	–	3,681	3,681	–
Other intangible assets	12	15	(20.0)	2,871	2,768	3.7
Assets	102,642	102,309	.3	157,544	153,647	2.5
Noninterest-bearing deposits	34,388	36,939	(6.9)	27,381	26,965	1.5
Interest checking	9,493	9,256	2.6	49,400	46,298	6.7
Savings products	43,938	48,820	(10.0)	61,543	59,850	2.8
Time deposits	16,523	12,484	32.4	12,576	13,207	(4.8)
Total deposits	104,342	107,499	(2.9)	150,900	146,320	3.1
Total U.S. Bancorp shareholders’ equity	10,417	9,680	7.6	12,219	11,522	6.0

*	Not meaningful
(a)	Presented net of related rewards and rebate costs and certain partner payments of $534 million and $468 million for the three months ended March 31, 2018 and 2017, respectively.
(b)	Includes revenue generated from contracts with customers of $1.8 billion and $1.7 billion for the three months ended March 31, 2018 and 2017, respectively.

Consumer and Business Banking Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $553 million of the Company’s net income in the first quarter of 2018, or an increase of $131 million (31.0 percent) compared with the first quarter of 2017.

Net revenue increased $103 million (5.2 percent) in the first quarter of 2018, compared with the first quarter of 2017. Net interest income, on a taxable-equivalent basis, increased $106 million (7.5 percent) in the first quarter of 2018, compared with the first quarter of 2017. The increase was primarily due to the impact of rising rates on the margin benefit from deposits along with growth in average loan and deposit balances, partially offset by lower rates on loans. Noninterest income decreased $3 million (0.5 percent) in the first quarter of 2018, compared with the first quarter of 2017, principally driven by lower mortgage banking revenue, consistent with industry trends, due to lower margin on mortgage loan sales, partially offset by the favorable valuation of MSRs, net of hedging activities. Partially offsetting the impact of lower mortgage banking revenue were higher deposit service charges reflecting higher transaction volumes and account growth, and higher ATM processing services fees.

Noninterest expense increased $38 million (3.0 percent) in the first quarter of 2018, compared with the first quarter of 2017, primarily due to higher net shared services expense allocated to manage the business, reflecting the impact of investments supporting business growth, and higher personnel expense, reflecting the impact of merit increases and variable compensation related to business production, partially offset by lower mortgage banking costs. The provision for credit losses

26	U.S. Bancorp

Wealth Management and Investment Services			Payment Services					Treasury and Corporate Support			Consolidated Company
2018	2017	Percent Change	2018		2017		Percent Change	2018	2017	Percent Change	2018		2017		Percent Change

$ 284	$250	13.6%	$612		$595		2.9%	$53	$55	(3.6)%	$3,197		$3,030		5.5%
432	399	8.3	847	(a)	798	(a)	6.1	213	215	(.9)	2,267	(b)	2,230	(b)	1.7
–	–	–	–		–		–	5	32	(84.4)	5		29		(82.8)
716	649	10.3	1,459		1,393		4.7	271	302	(10.3)	5,469		5,289		3.4
421	398	5.8	702		646		8.7	198	174	13.8	3,016		2,865		5.3
4	5	(20.0)	27		31		(12.9)	–	–	–	39		44		(11.4)
425	403	5.5	729		677		7.7	198	174	13.8	3,055		2,909		5.0
291	246	18.3	730		716		2.0	73	128	(43.0)	2,414		2,380		1.4
1	1	–	272		241		12.9	(2)	2	*	341		345		(1.2)
290	245	18.4	458		475		(3.6)	75	126	(40.5)	2,073		2,035		1.9
73	89	(18.0)	115		173		(33.5)	(110)	(146)	24.7	391		549		(28.8)
217	156	39.1	343		302		13.6	185	272	(32.0)	1,682		1,486		13.2
–	–	–	–		(7)		*	(7)	(6)	(16.7)	(7)		(13)		46.2
$ 217	$156	39.1	$343		$295		16.3	$178	$266	(33.1)	$1,675		$1,473		13.7

$ 3,660	$3,190	14.7%	$8,354		$7,611		9.8%	$805	$611	31.8%	$97,465		$93,739		4.0%
509	514	(1.0)	–		–		–	2,503	2,788	(10.2)	40,366		43,158		(6.5)
3,096	2,645	17.1	–		–		–	6	8	(25.0)	60,174		57,900		3.9
–	–	–	21,284		20,845		2.1	–	–	–	21,284		20,845		2.1
1,617	1,617	–	424		480		(11.7)	–	–	–	57,051		53,784		6.1
8,882	7,966	11.5	30,062		28,936		3.9	3,314	3,407	(2.7)	276,340		269,426		2.6
–	–	–	–		–		–	–	15	*	3,048		3,732		(18.3)
8,882	7,966	11.5	30,062		28,936		3.9	3,314	3,422	(3.2)	279,388		273,158		2.3
1,570	1,566	.3	2,542		2,453		3.6	–	–	–	9,440		9,347		1.0
70	87	(19.5)	396		437		(9.4)	–	–	–	3,349		3,307		1.3
11,875	11,446	3.7	36,173		34,566		4.6	146,054	139,343	4.8	454,288		441,311		2.9
14,329	13,841	3.5	1,127		1,024		10.1	2,257	1,969	14.6	79,482		80,738		(1.6)
11,423	10,087	13.2	–		–		–	42	40	5.0	70,358		65,681		7.1
41,662	42,145	(1.1)	103		99		4.0	509	454	12.1	147,755		151,368		(2.4)
3,695	4,755	(22.3)	3		1		*	4,188	199	*	36,985		30,646		20.7
71,109	70,828	.4	1,233		1,124		9.7	6,996	2,662	*	334,580		328,433		1.9
2,399	2,403	(.2)	6,622		6,405		3.4	17,168	17,913	(4.2)	48,825		47,923		1.9

decreased $9 million (13.8 percent) in the first quarter of 2018, compared with the first quarter of 2017, reflecting a favorable change in the reserve allocation as well as lower net charge-offs.

Wealth Management and Investment Services Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Investment Services contributed $217 million of the Company’s net income in the first quarter of 2018, or an increase of $61 million (39.1 percent) compared with the first quarter of 2017.

Net revenue increased $67 million (10.3 percent) in the first quarter of 2018, compared with the first quarter of 2017. Net interest income, on a taxable-equivalent basis, increased $34 million (13.6 percent) in the first quarter of 2018, compared with the first quarter of 2017. The increase was primarily due to the impact of rising rates on the margin benefit from deposits along with growth in average loan and deposit balances, partially offset by lower rates on loans. Noninterest income increased $33 million (8.3 percent) in the first quarter of 2018, compared with the first quarter of 2017, principally due to business growth, net asset inflows and favorable market conditions.

Noninterest expense increased $22 million (5.5 percent) in the first quarter of 2018, compared with the first quarter of 2017, primarily as a result of higher net shared services expense allocated to manage the business, reflecting the impact of implementation costs of capital investments to support business growth, and higher compensation expense, reflecting higher staffing along with merit increases and variable compensation related to business production, partially offset by lower professional services expense.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services,

U.S. Bancorp	27

consumer lines of credit and merchant processing. Payment Services contributed $343 million of the Company’s net income in the first quarter of 2018, or an increase of $48 million (16.3 percent) compared with the first quarter of 2017.

Net revenue increased $66 million (4.7 percent) in the first quarter of 2018, compared with the first quarter of 2017. Net interest income, on a taxable-equivalent basis, increased $17 million (2.9 percent) in the first quarter of 2018, compared with the first quarter of 2017, primarily due to higher loan volumes. Noninterest income increased $49 million (6.1 percent) in the first quarter of 2018, compared with the first quarter of 2017, primarily due to higher credit and debit card revenue and corporate payment products revenue, both driven by higher sales volumes.

Noninterest expense increased $52 million (7.7 percent) in the first quarter of 2018, compared with the first quarter of 2017, principally due to higher net shared services expense allocated to manage the business, reflecting the impact of investments supporting business growth, and higher personnel expense and equipment costs. The provision for credit losses increased $31 million (12.9 percent) in the first quarter of 2018, compared with the first quarter of 2017, primarily due to higher net charge-offs.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $178 million in the first quarter of 2018, compared with $266 million in the first quarter of 2017.

Net revenue decreased $31 million (10.3 percent) in the first quarter of 2018, compared with the first quarter of 2017. Noninterest income decreased $29 million (11.7 percent) in the first quarter of 2018, compared with the first quarter of 2017, primarily due to lower equity investment income and securities gains compared with a year ago.

Noninterest expense increased $24 million (13.8 percent) in the first quarter of 2018, compared with the first quarter of 2017, principally due to higher personnel expense, reflecting the impact of increased staffing and merit increases including variable compensation related to the impact of changes in the vesting provisions related to stock-based compensation programs, as well as higher net occupancy and equipment costs. These increases were partially offset by a favorable change in net shared services expense allocated to manage the business. The provision for credit losses was $4 million lower in the first quarter of 2018, compared with the first quarter of 2017, due to a favorable change in the reserve allocation.

Income taxes are assessed to each line of business at a managerial tax rate of 25.0 percent starting in the first quarter of 2018 due to tax reform, compared with 36.4 percent in 2017. The residual tax expense or benefit to arrive at the consolidated effective tax rate is included in Treasury and Corporate Support.

NON-GAAP FINANCIAL MEASURES

In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets, and
•	Tangible common equity to risk-weighted assets.

These capital measures are viewed by management as useful additional methods of evaluating the Company’s utilization of its capital held and the level of capital available to withstand unexpected negative market or economic conditions. Additionally, presentation of these measures allows investors, analysts and banking regulators to assess the Company’s capital position relative to other financial services companies. These capital measures are not defined in generally accepted accounting principles (“GAAP”), or are not defined in banking regulations. As a result, these capital measures disclosed by the Company may be considered non-GAAP financial measures. In addition, certain capital measures related to prior periods are presented on the same basis as those capital measures in the current period. The effective capital ratios defined by banking regulations for these periods were subject to certain transitional provisions. Management believes this information helps investors assess trends in the Company’s capital adequacy.

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

28	U.S. Bancorp

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	March 31, 2018	December 31, 2017
Total equity	$49,812	$49,666
Preferred stock	(5,419)	(5,419)
Noncontrolling interests	(625)	(626)
Goodwill (net of deferred tax liability) (1)	(8,609)	(8,613)
Intangible assets, other than mortgage servicing rights	(608)	(583)
Tangible common equity (a)	34,551	34,425

Total assets	460,119	462,040
Goodwill (net of deferred tax liability) (1)	(8,609)	(8,613)
Intangible assets, other than mortgage servicing rights	(608)	(583)
Tangible assets (b)	450,902	452,844

Risk-weighted assets, determined in accordance with the Basel III standardized approach (c)	373,141	367,771
Tangible common equity (as calculated above)		34,425
Adjustments (2)		(550)
Common equity tier 1 capital estimated for the Basel III fully implemented standardized and advanced approaches (d)		33,875

Risk-weighted assets, determined in accordance with prescribed transitional standardized approach regulatory requirements		367,771
Adjustments (3)		4,473
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)		372,244

Risk-weighted assets, determined in accordance with prescribed transitional advanced approaches regulatory requirements		287,211
Adjustments (4)		4,769
Risk-weighted assets estimated for the Basel III fully implemented advanced approaches (f)		291,980

Ratios
Tangible common equity to tangible assets (a)/(b)	7.7%	7.6%
Tangible common equity to risk-weighted assets (a)/(c)	9.3	9.4
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (d)/(e)		9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (d)/(f)		11.6

	Three Months Ended March 31
	2018	2017
Net interest income	$3,168	$2,980
Taxable-equivalent adjustment (5)	29	50
Net interest income, on a taxable-equivalent basis	3,197	3,030

Net interest income, on a taxable-equivalent basis (as calculated above)	3,197	3,030
Noninterest income	2,272	2,259
Less: Securities gains (losses), net	5	29
Total net revenue, excluding net securities gains (losses) (g)	5,464	5,260

Noninterest expense (h)	3,055	2,909

Efficiency ratio (h)/(g)	55.9%	55.3%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income (loss) and other adjustments.
(3)	Includes higher risk-weighting for unfunded loan commitments, investment securities, residential mortgages, MSRs and other adjustments.
(4)	Primarily reflects higher risk-weighting for MSRs.
(5)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent and 35 percent for the three months ended March 31, 2018 and 2017, respectively.

U.S. Bancorp	29

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

30	U.S. Bancorp

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$19,246	$19,505
Investment securities
Held-to-maturity (fair value $43,408 and $43,723, respectively)	44,612	44,362
Available-for-sale ($571 and $689 pledged as collateral, respectively) (a)	67,125	68,137
Loans held for sale (including $3,271 and $3,534 of mortgage loans carried at fair value, respectively)	4,777	3,554
Loans
Commercial	98,097	97,561
Commercial real estate	40,140	40,463
Residential mortgages	60,477	59,783
Credit card	20,901	22,180
Other retail	55,317	57,324
Total loans, excluding covered loans	274,932	277,311
Covered loans	2,979	3,121
Total loans	277,911	280,432
Less allowance for loan losses	(3,918)	(3,925)
Net loans	273,993	276,507
Premises and equipment	2,441	2,432
Goodwill	9,440	9,434
Other intangible assets	3,388	3,228
Other assets (including $829 and $238 of trading securities at fair value pledged as collateral, respectively) (a)	35,097	34,881
Total assets	$460,119	$462,040
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$82,211	$87,557
Interest-bearing (b)	262,315	259,658
Total deposits	344,526	347,215
Short-term borrowings	17,703	16,651
Long-term debt	33,201	32,259
Other liabilities	14,877	16,249
Total liabilities	410,307	412,374
Shareholders’ equity
Preferred stock	5,419	5,419
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 3/31/18 and 12/31/17 — 2,125,725,742 shares	21	21
Capital surplus	8,438	8,464
Retained earnings	55,549	54,142
Less cost of common stock in treasury: 3/31/18 — 476,747,913 shares; 12/31/17 — 470,080,231 shares	(18,047)	(17,602)
Accumulated other comprehensive income (loss)	(2,193)	(1,404)
Total U.S. Bancorp shareholders’ equity	49,187	49,040
Noncontrolling interests	625	626
Total equity	49,812	49,666
Total liabilities and equity	$460,119	$462,040

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	lncludes time deposits greater than $250,000 balances of $7.8 billion and $6.8 billion at March 31, 2018 and December 31, 2017, respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	2018	2017
Interest Income
Loans	$3,095	$2,790
Loans held for sale	33	35
Investment securities	613	530
Other interest income	50	38
Total interest income	3,791	3,393
Interest Expense
Deposits	345	199
Short-term borrowings	75	24
Long-term debt	203	190
Total interest expense	623	413
Net interest income	3,168	2,980
Provision for credit losses	341	345
Net interest income after provision for credit losses	2,827	2,635
Noninterest Income
Credit and debit card revenue	324	299
Corporate payment products revenue	154	137
Merchant processing services	363	354
ATM processing services	79	71
Trust and investment management fees	398	368
Deposit service charges	182	172
Treasury management fees	150	153
Commercial products revenue	220	247
Mortgage banking revenue	184	207
Investment products fees	46	42
Realized securities gains (losses), net	5	29
Other	167	180
Total noninterest income	2,272	2,259
Noninterest Expense
Compensation	1,523	1,391
Employee benefits	330	301
Net occupancy and equipment	265	247
Professional services	83	96
Marketing and business development	97	90
Technology and communications	235	217
Postage, printing and supplies	80	81
Other intangibles	39	44
Other	403	442
Total noninterest expense	3,055	2,909
Income before income taxes	2,044	1,985
Applicable income taxes	362	499
Net income	1,682	1,486
Net (income) loss attributable to noncontrolling interests	(7)	(13)
Net income attributable to U.S. Bancorp	$1,675	$1,473
Net income applicable to U.S. Bancorp common shareholders	$1,597	$1,387
Earnings per common share	$.97	$.82
Diluted earnings per common share	$.96	$.82
Dividends declared per common share	$.30	$.28
Average common shares outstanding	1,652	1,694
Average diluted common shares outstanding	1,657	1,701

See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Comprehensive Income

	Three Months Ended March 31
(Dollars in Millions) (Unaudited)	2018	2017
Net income	$1,682	$1,486
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on investment securities available-for-sale	(776)	127
Changes in unrealized gains and losses on derivative hedges	86	7
Foreign currency translation	13	10
Changes in unrealized gains and losses on retirement plans	(3)	–
Reclassification to earnings of realized gains and losses	29	11
Income taxes related to other comprehensive income (loss)	162	(59)
Total other comprehensive income (loss)	(489)	96
Comprehensive income	1,193	1,582
Comprehensive (income) loss attributable to noncontrolling interests	(7)	(13)
Comprehensive income attributable to U.S. Bancorp	$1,186	$1,569

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2016	1,697	$5,501	$21	$8,440	$50,151	$(15,280)	$(1,535)	$47,298	$635	$47,933
Net income (loss)					1,473			1,473	13	1,486
Other comprehensive income (loss)							96	96		96
Preferred stock dividends					(69)			(69)		(69)
Common stock dividends					(476)			(476)		(476)
Issuance of preferred stock		993						993		993
Call of preferred stock		(1,075)			(10)			(1,085)		(1,085)
Issuance of common and treasury stock	6			(107)		220		113		113
Purchase of treasury stock	(11)					(600)		(600)		(600)
Distributions to noncontrolling interests								–	(13)	(13)
Stock option and restricted stock grants				55				55		55
Balance March 31, 2017	1,692	$5,419	$21	$8,388	$51,069	$(15,660)	$(1,439)	$47,798	$635	$48,433
Balance December 31, 2017	1,656	$5,419	$21	$8,464	$54,142	$(17,602)	$(1,404)	$49,040	$626	$49,666
Change in accounting principles (a)					299		(300)	(1)		(1)
Net income (loss)					1,675			1,675	7	1,682
Other comprehensive income (loss)							(489)	(489)		(489)
Preferred stock dividends					(70)			(70)		(70)
Common stock dividends					(497)			(497)		(497)
Issuance of common and treasury stock	4			(109)		149		40		40
Purchase of treasury stock	(11)					(594)		(594)		(594)
Distributions to noncontrolling interests								–	(7)	(7)
Net other changes in noncontrolling interests								–	(1)	(1)
Stock option and restricted stock grants				83				83		83
Balance March 31, 2018	1,649	$5,419	$21	$8,438	$55,549	$(18,047)	$(2,193)	$49,187	$625	$49,812

a)	Includes the impact of the reduced federal statutory tax rate for corporations included in 2017 tax reform legislation, reclassified out of accumulated other comprehensive income and into retained earnings as of the beginning of the period.

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2018	2017
Operating Activities
Net income attributable to U.S. Bancorp	$1,675	$1,473
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	341	345
Depreciation and amortization of premises and equipment	74	73
Amortization of intangibles	39	44
(Gain) loss on sale of loans held for sale	(62)	(116)
(Gain) loss on sale of securities and other assets	(78)	(146)
Loans originated for sale in the secondary market, net of repayments	(7,762)	(7,802)
Proceeds from sales of loans held for sale	7,975	9,968
Other, net	(768)	(649)
Net cash provided by operating activities	1,434	3,190
Investing Activities
Proceeds from sales of available-for-sale investment securities	944	828
Proceeds from maturities of held-to-maturity investment securities	1,598	2,085
Proceeds from maturities of available-for-sale investment securities	2,771	2,786
Purchases of held-to-maturity investment securities	(3,310)	(2,500)
Purchases of available-for-sale investment securities	(2,068)	(4,253)
Net decrease (increase) in loans outstanding	1,417	(250)
Proceeds from sales of loans	330	439
Purchases of loans	(1,135)	(932)
Other, net	(465)	76
Net cash provided by (used in) investing activities	82	(1,721)
Financing Activities
Net (decrease) increase in deposits	(2,689)	2,283
Net increase (decrease) in short-term borrowings	1,052	(1,780)
Proceeds from issuance of long-term debt	2,110	3,162
Principal payments or redemption of long-term debt	(1,137)	(473)
Proceeds from issuance of preferred stock	–	993
Proceeds from issuance of common stock	40	112
Repurchase of common stock	(588)	(594)
Cash dividends paid on preferred stock	(64)	(80)
Cash dividends paid on common stock	(499)	(478)
Net cash (used in) provided by financing activities	(1,775)	3,145
Change in cash and due from banks	(259)	4,614
Cash and due from banks at beginning of period	19,505	15,705
Cash and due from banks at end of period	$19,246	$20,319

See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

Revenue Recognition Effective January 1, 2018, the Company adopted accounting guidance, issued by the Financial Accounting Standards Board (“FASB”) in May 2014, clarifying the principles for recognizing revenue from certain contracts with customers. The guidance does not apply to revenue associated with financial instruments, such as loans and securities. The adoption of this guidance was not material to the Company’s financial statements.

Financial Instruments—Hedge Accounting Effective January 1, 2018, the Company adopted accounting guidance, issued by the FASB in August 2017, related to hedge accounting. This guidance makes targeted changes to the hedge accounting model to simplify the application of hedge accounting and more closely align financial reporting to an entity’s risk management activities. This guidance expands risk management strategies that qualify for hedge accounting, simplifies certain effectiveness assessment requirements, eliminates separate reporting of ineffectiveness and changes certain presentation and disclosure requirements for hedge accounting activities. Upon adoption, the Company elected to apply the guidance to existing fair value hedges. The Company also elected upon adoption to transfer $1.5 billion of its fixed rate residential agency mortgage-backed securities from the held-to-maturity to available-for-sale category. The adoption of this guidance was not material to the Company’s financial statements.

Income Taxes Effective January 1, 2018, the Company adopted accounting guidance, issued by the FASB in February 2018, which allows entities to reclassify from accumulated other comprehensive income to retained earnings, the impact of the reduced federal statutory tax rate for corporations included in the Tax Cuts and Jobs Act (“tax reform”) enacted by Congress in late 2017. Upon adoption, the Company increased retained earnings and reduced accumulated other comprehensive income by $300 million. After adoption, the income tax effect on items included in accumulated other comprehensive income is consistent with the related deferred tax balances, and the income tax effect will be released from accumulated other comprehensive income and the related deferred tax balances when the applicable tax differences reverse.

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

36	U.S. Bancorp

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

Note 3	Investment Securities

The Company’s held-to-maturity investment securities are carried at historical cost, adjusted for amortization of premiums and accretion of discounts and credit-related other-than-temporary impairment. The Company’s available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	March 31, 2018					December 31, 2017
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (a)	Other (b)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (a)	Other (b)	Fair Value
Held-to-maturity
U.S. Treasury and agencies	$5,153	$2	$–	$(181)	$4,974	$5,181	$5	$–	$(120)	$5,066
Residential agency mortgage-backed securities	39,426	37	–	(1,066)	38,397	39,150	48	–	(579)	38,619
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	2	–	–	2	–	4	–	–	4
Other	6	1	–	–	7	6	2	–	–	8
Obligations of state and political subdivisions	6	1	–	–	7	6	1	–	–	7
Obligations of foreign governments	9	–	–	–	9	7	–	–	–	7
Other	12	–	–	–	12	12	–	–	–	12
Total held-to-maturity	$44,612	$43	$–	$(1,247)	$43,408	$44,362	$60	$–	$(699)	$43,723
Available-for-sale
U.S. Treasury and agencies	$22,423	$1	$–	$(458)	$21,966	$23,586	$3	$–	$(288)	$23,301
Mortgage-backed securities
Residential agency	39,268	143	–	(968)	38,443	38,450	152	–	(571)	38,031
Commercial agency	7	–	–	–	7	6	–	–	–	6
Other asset-backed securities	408	7	–	–	415	413	6	–	–	419
Obligations of state and political subdivisions	6,380	51	–	(137)	6,294	6,240	147	–	(29)	6,358
Other	–	–	–	–	–	22	–	–	–	22
Total available-for-sale	$68,486	$202	$–	$(1,563)	$67,125	$68,717	$308	$–	$(888)	$68,137

(a)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(b)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 5.5 years at March 31, 2018, compared with 5.1 years at December 31, 2017. The corresponding weighted-average yields were 2.29 percent and 2.25 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 5.2 years at March 31, 2018 and 4.7 years at December 31, 2017. The corresponding weighted-average yields were 2.24 percent and 2.14 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at March 31, 2018, refer to Table 4 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $8.0 billion at March 31, 2018, and $12.8 billion at December 31, 2017, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties

U.S. Bancorp	37

have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $571 million at March 31, 2018, and $689 million at December 31, 2017.

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

Three Months Ended March 31 (Dollars in Millions)	2018	2017
Taxable	$561	$483
Non-taxable	52	47
Total interest income from investment securities	$613	$530

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

Three Months Ended March 31 (Dollars in Millions)	2018	2017
Realized gains	$5	$47
Realized losses	–	(18)
Net realized gains (losses)	$5	$29
Income tax (benefit) on net realized gains (losses)	$1	$11

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, the credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for investment securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other-than-temporary impairment recorded was immaterial for the three months ended March 31, 2018 and 2017.

At March 31, 2018, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2018:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$2,261	$(42)	$2,557	$(139)	$4,818	$(181)
Residential agency mortgage-backed securities	19,957	(448)	14,298	(618)	34,255	(1,066)
Other asset-backed securities	–	–	2	–	2	–
Other	–	–	12	–	12	–
Total held-to-maturity	$22,218	$(490)	$16,869	$(757)	$39,087	$(1,247)
Available-for-sale
U.S. Treasury and agencies	$13,116	$(253)	$8,747	$(205)	$21,863	$(458)
Residential agency mortgage-backed securities	11,235	(236)	18,977	(732)	30,212	(968)
Commercial agency mortgage-backed securities	6	–	–	–	6	–
Obligations of state and political subdivisions	2,437	(46)	1,249	(91)	3,686	(137)
Total available-for-sale	$26,794	$(535)	$28,973	$(1,028)	$55,767	$(1,563)

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either U.S. Treasury and agencies, agency mortgage-backed or state and political securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2018,

38	U.S. Bancorp

the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

Note 4	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	March 31, 2018		December 31, 2017
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$92,511	33.3%	$91,958	32.8%
Lease financing	5,586	2.0	5,603	2.0
Total commercial	98,097	35.3	97,561	34.8
Commercial Real Estate
Commercial mortgages	28,982	10.4	29,367	10.5
Construction and development	11,158	4.0	11,096	4.0
Total commercial real estate	40,140	14.4	40,463	14.5
Residential Mortgages
Residential mortgages	47,583	17.1	46,685	16.6
Home equity loans, first liens	12,894	4.7	13,098	4.7
Total residential mortgages	60,477	21.8	59,783	21.3
Credit Card	20,901	7.5	22,180	7.9
Other Retail
Retail leasing	8,048	2.9	7,988	2.8
Home equity and second mortgages	16,030	5.8	16,327	5.8
Revolving credit	3,061	1.1	3,183	1.1
Installment	9,089	3.3	8,989	3.2
Automobile	18,762	6.7	18,934	6.8
Student (a)	327	.1	1,903	.7
Total other retail	55,317	19.9	57,324	20.4
Total loans, excluding covered loans	274,932	98.9	277,311	98.9
Covered Loans	2,979	1.1	3,121	1.1
Total loans	$277,911	100.0%	$280,432	100.0%

(a)	Effective March 31, 2018, the Company transferred all of its federally guaranteed student loans to loans held for sale.

The Company had loans of $83.9 billion at March 31, 2018, and $83.3 billion at December 31, 2017, pledged at the Federal Home Loan Bank, and loans of $68.4 billion at March 31, 2018, and $68.0 billion at December 31, 2017, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $826 million at March 31, 2018 and $830 million at December 31, 2017. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

Three Months Ended March 31 (Dollars in Millions)	2018	2017
Balance at beginning of period	$350	$698
Accretion	(91)	(90)
Disposals	(12)	(23)
Reclassifications from nonaccretable difference (a)	10	53
Other	–	(1)
Balance at end of period	$257	$637

(a)	Primarily relates to changes in expected credit performance.

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

U.S. Bancorp	39

The allowance recorded for loans in the commercial lending segment is based on reviews of individual credit relationships and considers the migration analysis of commercial lending segment loans and actual loss experience. For each loan type, this historical loss experience is adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions. The results of the analysis are evaluated quarterly to confirm the selected loss experience is appropriate for each commercial loan type. The allowance recorded for impaired loans greater than $5 million in the commercial lending segment is based on an individual loan analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans, rather than the migration analysis. The allowance recorded for all other commercial lending segment loans is determined on a homogenous pool basis and includes consideration of product mix, risk characteristics of the portfolio, delinquency status, bankruptcy experience, portfolio growth and historical losses, adjusted for current trends. The Company also considers the impacts of any loan modifications made to commercial lending segment loans and any subsequent payment defaults to its expectations of cash flows, principal balance, and current expectations about the borrower’s ability to pay in determining the allowance for credit losses.

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

40	U.S. Bancorp

Activity in the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Balance at December 31, 2017	$1,372	$831	$449	$1,056	$678	$4,386	$31	$4,417
Add
Provision for credit losses	74	(8)	1	219	60	346	(5)	341
Deduct
Loans charged-off	94	3	13	248	95	453	–	453
Less recoveries of loans charged-off	(34)	(6)	(6)	(37)	(29)	(112)	–	(112)
Net loans charged-off	60	(3)	7	211	66	341	–	341
Other changes (a)	–	–	–	–	–	–	–	–
Balance at March 31, 2018	$1,386	$826	$443	$1,064	$672	$4,391	$26	$4,417
Balance at December 31, 2016	$1,450	$812	$510	$934	$617	$4,323	$34	$4,357
Add
Provision for credit losses	54	28	(13)	211	65	345	–	345
Deduct
Loans charged-off	96	3	17	212	89	417	–	417
Less recoveries of loans charged-off	(21)	(5)	(5)	(22)	(29)	(82)	–	(82)
Net loans charged-off	75	(2)	12	190	60	335	–	335
Other changes (a)	–	–	–	–	–	–	(1)	(1)
Balance at March 31, 2017	$1,429	$842	$485	$955	$622	$4,333	$33	$4,366

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at March 31, 2018 Related to
Loans individually evaluated for impairment (a)	$28	$3	$–	$–	$–	$31	$–	$31
TDRs collectively evaluated for impairment	12	5	138	60	16	231	–	231
Other loans collectively evaluated for impairment	1,346	815	305	1,004	656	4,126	–	4,126
Loans acquired with deteriorated credit quality	–	3	–	–	–	3	26	29
Total allowance for credit losses	$1,386	$826	$443	$1,064	$672	$4,391	$26	$4,417
Allowance Balance at December 31, 2017 Related to
Loans individually evaluated for impairment (a)	$23	$4	$–	$–	$–	$27	$–	$27
TDRs collectively evaluated for impairment	14	4	139	60	19	236	1	237
Other loans collectively evaluated for impairment	1,335	818	310	996	659	4,118	–	4,118
Loans acquired with deteriorated credit quality	–	5	–	–	–	5	30	35
Total allowance for credit losses	$1,372	$831	$449	$1,056	$678	$4,386	$31	$4,417

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
March 31, 2018
Loans individually evaluated for impairment (a)	$327	$50	$–	$–	$–	$377	$–	$377
TDRs collectively evaluated for impairment	154	151	3,339	234	181	4,059	36	4,095
Other loans collectively evaluated for impairment	97,616	39,881	57,137	20,667	55,136	270,437	977	271,414
Loans acquired with deteriorated credit quality	–	58	1	–	–	59	1,966	2,025
Total loans	$98,097	$40,140	$60,477	$20,901	$55,317	$274,932	$2,979	$277,911
December 31, 2017
Loans individually evaluated for impairment (a)	$337	$71	$–	$–	$–	$408	$–	$408
TDRs collectively evaluated for impairment	148	145	3,524	230	186	4,233	36	4,269
Other loans collectively evaluated for impairment	97,076	40,174	56,258	21,950	57,138	272,596	1,073	273,669
Loans acquired with deteriorated credit quality	–	73	1	–	–	74	2,012	2,086
Total loans	$97,561	$40,463	$59,783	$22,180	$57,324	$277,311	$3,121	$280,432

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

U.S. Bancorp	41

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

42	U.S. Bancorp

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
March 31, 2018
Commercial	$97,494	$241	$61	$301	$98,097
Commercial real estate	39,979	38	4	119	40,140
Residential mortgages (a)	59,769	146	132	430	60,477
Credit card	20,356	275	270	–	20,901
Other retail	54,730	320	99	168	55,317
Total loans, excluding covered loans	272,328	1,020	566	1,018	274,932
Covered loans	2,790	47	136	6	2,979
Total loans	$275,118	$1,067	$702	$1,024	$277,911
December 31, 2017
Commercial	$97,005	$250	$57	$249	$97,561
Commercial real estate	40,279	36	6	142	40,463
Residential mortgages (a)	59,013	198	130	442	59,783
Credit card	21,593	302	284	1	22,180
Other retail	56,685	376	95	168	57,324
Total loans, excluding covered loans	274,575	1,162	572	1,002	277,311
Covered loans	2,917	50	148	6	3,121
Total loans	$277,492	$1,212	$720	$1,008	$280,432

(a)	At March 31, 2018, $376 million of loans 30–89 days past due and $1.9 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $385 million and $1.9 billion at December 31, 2017, respectively.

At March 31, 2018, the amount of foreclosed residential real estate held by the Company, and included in OREO, was $138 million ($118 million excluding covered assets), compared with $156 million ($135 million excluding covered assets) at December 31, 2017. These amounts exclude $243 million and $267 million at March 31, 2018 and December 31, 2017, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at March 31, 2018 and December 31, 2017, was $1.7 billion, of which $1.3 billion related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The Company classifies its loan portfolios using internal credit quality ratings on a quarterly basis. These ratings include pass, special mention and classified, and are an important part of the Company’s overall credit risk management process and evaluation of the allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal credit risk has been identified. Special mention loans are those loans that have a potential weakness deserving management’s close attention. Classified loans are those loans where a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. It is possible that others, given the same information, may reach different reasonable conclusions regarding the credit quality rating classification of specific loans.

U.S. Bancorp	43

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
March 31, 2018
Commercial	$95,757	$1,290	$1,050	$2,340	$98,097
Commercial real estate	38,990	556	594	1,150	40,140
Residential mortgages (b)	59,855	18	604	622	60,477
Credit card	20,631	–	270	270	20,901
Other retail	55,005	10	302	312	55,317
Total loans, excluding covered loans	270,238	1,874	2,820	4,694	274,932
Covered loans	2,932	–	47	47	2,979
Total loans	$273,170	$1,874	$2,867	$4,741	$277,911
Total outstanding commitments	$586,609	$3,129	$3,616	$6,745	$593,354
December 31, 2017
Commercial	$95,297	$1,130	$1,134	$2,264	$97,561
Commercial real estate	39,162	648	653	1,301	40,463
Residential mortgages (b)	59,141	16	626	642	59,783
Credit card	21,895	–	285	285	22,180
Other retail	57,009	6	309	315	57,324
Total loans, excluding covered loans	272,504	1,800	3,007	4,807	277,311
Covered loans	3,072	–	49	49	3,121
Total loans	$275,576	$1,800	$3,056	$4,856	$280,432
Total outstanding commitments	$584,072	$3,142	$3,987	$7,129	$591,201

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At March 31, 2018, $1.9 billion of GNMA loans 90 days or more past due and $1.6 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $1.9 billion and $1.7 billion at December 31, 2017, respectively.

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

44	U.S. Bancorp

A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
March 31, 2018
Commercial	$540	$833	$42	$214
Commercial real estate	254	573	9	–
Residential mortgages	1,881	2,118	109	1
Credit card	234	234	60	–
Other retail	299	383	19	4
Total loans, excluding GNMA and covered loans	3,208	4,141	239	219
Loans purchased from GNMA mortgage pools	1,566	1,566	30	–
Covered loans	38	46	1	–
Total	$4,812	$5,753	$270	$219
December 31, 2017
Commercial	$550	$915	$44	$199
Commercial real estate	280	596	11	–
Residential mortgages	1,946	2,339	116	1
Credit card	230	230	60	–
Other retail	302	400	22	4
Total loans, excluding GNMA and covered loans	3,308	4,480	253	204
Loans purchased from GNMA mortgage pools	1,681	1,681	25	–
Covered loans	38	44	1	–
Total	$5,027	$6,205	$279	$204

(a)	Substantially all loans classified as impaired at March 31, 2018 and December 31, 2017, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2018		2017
Three Months Ended March 31 (Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$545	$1	$817	$1
Commercial real estate	267	2	278	2
Residential mortgages	1,914	20	2,240	29
Credit card	232	1	225	1
Other retail	300	4	280	4
Total loans, excluding GNMA and covered loans	3,258	28	3,840	37
Loans purchased from GNMA mortgage pools	1,624	12	1,646	18
Covered loans	38	–	36	–
Total	$4,920	$40	$5,522	$55

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

U.S. Bancorp	45

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2018			2017
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Commercial	623	$81	$75	830	$137	$128
Commercial real estate	29	16	16	23	9	8
Residential mortgages	148	17	16	356	40	41
Credit card	8,546	43	43	9,405	45	46
Other retail	559	11	10	622	11	9
Total loans, excluding GNMA and covered loans	9,905	168	160	11,236	242	232
Loans purchased from GNMA mortgage pools	888	117	113	2,929	387	378
Covered loans	–	–	–	4	1	1
Total loans	10,793	$285	$273	14,169	$630	$611

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the first quarter of 2018, at March 31, 2018, 50 residential mortgages, 31 home equity and second mortgage loans and 781 loans purchased from GNMA mortgage pools with outstanding balances of $8 million, $3 million and $105 million, respectively, were in a trial period and have estimated post-modification balances of $8 million, $3 million and $101 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

46	U.S. Bancorp

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2018		2017
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Commercial	239	$9	173	$8
Commercial real estate	8	4	8	2
Residential mortgages	56	4	72	9
Credit card	2,036	9	2,047	9
Other retail	77	1	129	2
Total loans, excluding GNMA and covered loans	2,416	27	2,429	30
Loans purchased from GNMA mortgage pools	232	31	218	30
Covered loans	1	–	–	–
Total loans	2,649	$58	2,647	$60

In addition to the defaults in the table above, the Company had a total of 275 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months ended March 31, 2018, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $23 million for the three months ended March 31, 2018.

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	March 31, 2018				December 31, 2017
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total
Residential mortgage loans	$1,966	$374	$–	$2,340	$2,012	$400	$–	$2,412
Other retail loans	–	137	–	137	–	151	–	151
Losses reimbursable by the FDIC (a)	–	–	327	327	–	–	320	320
Unamortized changes in FDIC asset (b)	–	–	175	175	–	–	238	238
Covered loans	1,966	511	502	2,979	2,012	551	558	3,121
Foreclosed real estate	–	–	20	20	–	–	21	21
Total covered assets	$1,966	$511	$522	$2,999	$2,012	$551	$579	$3,142

(a)	Relates to loss sharing agreements with remaining terms up through the fourth quarter of 2019.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements.

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

U.S. Bancorp	47

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

The Company also provides financial support primarily through the use of waivers of management fees associated with various unconsolidated registered money market funds it manages. The Company provided $6 million of support to the funds during both the three months ended March 31, 2018 and 2017, respectively.

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $166 million and $161 million for the three months ended March 31, 2018 and 2017, respectively. The Company also recognized $137 million and $259 million of investment tax credits for the three months ended March 31, 2018 and 2017, respectively. The Company recognized $146 million and $145 million of expenses related to all of these investments for the three months ended March 31, 2018 and 2017, respectively, of which $67 million and $63 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.

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

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	March 31, 2018	December 31, 2017
Investment carrying amount	$5,637	$5,660
Unfunded capital and other commitments	2,648	2,770
Maximum exposure to loss	12,264	12,120

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $30 million at March 31, 2018 and December 31, 2017. The maximum exposure to loss related to these VIEs was $51 million at March 31, 2018 and December 31, 2017, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $54 million at March 31, 2018, compared with less than $1 million to $56 million at December 31, 2017.

The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At

48	U.S. Bancorp

March 31, 2018, approximately $3.4 billion of the Company’s assets and $2.5 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $3.5 billion and $2.5 billion, respectively, at December 31, 2017. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At March 31, 2018 and December 31, 2017, $18 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit.

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At March 31, 2018, $2.4 billion of available-for-sale investment securities and $2.3 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.5 billion of available-for-sale investment securities and $2.3 billion of short-term borrowings at December 31, 2017.

Note 6	Mortgage Servicing Rights

The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained, or if they are purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $235.0 billion of residential mortgage loans for others at March 31, 2018, and $234.7 billion at December 31, 2017, which include subserviced mortgages with no corresponding MSRs asset. The net impact included in mortgage banking revenue of fair value changes of MSRs due to changes in valuation assumptions and derivatives used to economically hedge MSRs were net gains of $19 million and $12 million for the three months ended March 31, 2018 and 2017, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $190 million and $192 million for the three months ended March 31, 2018 and 2017, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended March 31
(Dollars in Millions)	2018	2017
Balance at beginning of period	$2,645	$2,591
Rights purchased	2	2
Rights capitalized	100	122
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	114	20
Due to revised assumptions or models (b)	24	12
Other changes in fair value (c)	(105)	(105)
Balance at end of period	$2,780	$2,642

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income and option adjusted spread, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSRs portfolio and the related derivative instruments was as follows:

	March 31, 2018						December 31, 2017
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(433)	$(192)	$(90)	$77	$142	$240	$(520)	$(231)	$(109)	$95	$177	$302
Derivative instrument hedges	399	187	90	(82)	(154)	(277)	453	216	105	(96)	(184)	(336)
Net sensitivity	$(34)	$(5)	$–	$(5)	$(12)	$(37)	$(67)	$(15)	$(4)	$(1)	$(7)	$(34)

U.S. Bancorp	49

The fair value of MSRs and their sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Company’s servicing portfolio consists of the distinct portfolios of government-insured mortgages, conventional mortgages and Housing Finance Agency (“HFA”) mortgages. The servicing portfolios are predominantly comprised of fixed-rate agency loans with limited adjustable-rate or jumbo mortgage loans. The HFA servicing portfolio is comprised of loans originated under state and local housing authority program guidelines which assist purchases by first-time or low- to moderate-income homebuyers through a favorable rate subsidy, down payment and/or closing cost assistance on government- and conventional-insured mortgages.

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	March 31, 2018				December 31, 2017
(Dollars in Millions)	HFA	Government	Conventional (c)	Total	HFA	Government	Conventional (c)	Total
Servicing portfolio (a)	$41,815	$37,055	$154,182	$233,052	$40,737	$36,756	$155,353	$232,846
Fair value	$486	$461	$1,833	$2,780	$450	$428	$1,767	$2,645
Value (bps) (b)	116	124	119	119	110	116	114	114
Weighted-average servicing fees (bps)	35	35	27	29	35	34	27	29
Multiple (value/servicing fees)	3.36	3.59	4.44	4.05	3.17	3.38	4.24	3.86
Weighted-average note rate	4.46%	3.93%	4.02%	4.08%	4.43%	3.92%	4.02%	4.08%
Weighted-average age (in years)	3.1	4.3	4.3	4.1	3.0	4.3	4.2	4.0
Weighted-average expected prepayment (constant prepayment rate)	9.3%	10.8%	8.8%	9.2%	9.8%	11.6%	9.7%	10.0%
Weighted-average expected life (in years)	7.9	6.8	7.3	7.3	7.7	6.5	6.9	7.0
Weighted-average option adjusted spread (d)	8.8%	8.4%	7.3%	7.8%	9.9%	9.2%	7.2%	8.0%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Represents loans sold primarily to GSEs.
(d)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.

Note 7	Preferred Stock

At March 31, 2018 and December 31, 2017, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	March 31, 2018				December 31, 2017
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Total preferred stock (a)	186,510	$5,601	$182	$5,419	186,510	$5,601	$182	$5,419

(a)	The par value of all shares issued and outstanding at March 31, 2018 and December 31, 2017, was $1.00 per share.

50	U.S. Bancorp

Note 8	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity for the three months ended March 31, is as follows:

(Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2018
Balance at beginning of period	$(357)	$17	$71	$(1,066)	$(69)	$(1,404)
Revaluation of tax related balances (a)	(77)	4	15	(229)	(13)	(300)
Changes in unrealized gains and losses	(776)	–	86	(3)	–	(693)
Foreign currency translation adjustment (b)	–	–	–	–	13	13
Reclassification to earnings of realized gains and losses	(5)	(3)	3	34	–	29
Applicable income taxes	198	1	(23)	(7)	(7)	162
Balance at end of period	$(1,017)	$19	$152	$(1,271)	$(76)	$(2,193)
2017
Balance at beginning of period	$(431)	$25	$55	$(1,113)	$(71)	$(1,535)
Changes in unrealized gains and losses	127	–	7	–	–	134
Foreign currency translation adjustment (b)	–	–	–	–	10	10
Reclassification to earnings of realized gains and losses	(29)	(3)	14	29	–	11
Applicable income taxes	(38)	1	(8)	(11)	(3)	(59)
Balance at end of period	$(371)	$23	$68	$(1,095)	$(64)	$(1,439)

(a)	Represents the impact of the reduced federal statutory tax rate for corporations included in 2017 tax reform legislation, reclassified out of accumulated other comprehensive income and into retained earnings as of the beginning of the period.
(b)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings for the three months ended March 31, is as follows:

	Impact to Net Income		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2018	2017
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$5	$29	Total securities gains (losses), net
	(1)	(11)	Applicable income taxes
	4	18	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	3	3	Interest income
	(1)	(1)	Applicable income taxes
	2	2	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(3)	(14)	Interest expense
	1	5	Applicable income taxes
	(2)	(9)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(34)	(29)	Employee benefits expense
	8	11	Applicable income taxes
	(26)	(18)	Net-of-tax
Total impact to net income	$(22)	$(7)

U.S. Bancorp	51

Note 9	Earnings Per Share

The components of earnings per share were:

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2018	2017
Net income attributable to U.S. Bancorp	$1,675	$1,473
Preferred dividends	(70)	(69)
Impact of preferred stock call (a)	–	(10)
Earnings allocated to participating stock awards	(8)	(7)
Net income applicable to U.S. Bancorp common shareholders	$1,597	$1,387
Average common shares outstanding	1,652	1,694
Net effect of the exercise and assumed purchase of stock awards	5	7
Average diluted common shares outstanding	1,657	1,701
Earnings per common share	$.97	$.82
Diluted earnings per common share	$.96	$.82

(a)	Represents stock issuance costs originally recorded in preferred stock upon the issuance of the Company’s Series G Preferred Stock that were reclassified to retained earnings on the date the Company announced its intent to redeem the outstanding shares.

Options outstanding at March 31, 2018 and 2017, to purchase 1 million common shares, were not included in the computation of diluted earnings per share for the three months ended March 31, 2018 and 2017, because they were antidilutive.

Note 10	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended March 31
	Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2018	2017	2018	2017
Service cost	$52	$47	$–	$–
Interest cost	56	55	1	1
Expected return on plan assets	(95)	(71)	(1)	(1)
Prior service cost (credit) amortization	–	(1)	(1)	(1)
Actuarial loss (gain) amortization	37	32	(2)	(1)
Net periodic benefit cost (a)	$50	$62	$(3)	$(2)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

Note 11	Income Taxes

The components of income tax expense were:

	Three Months Ended March 31
(Dollars in Millions)	2018	2017
Federal
Current	$234	$531
Deferred	19	(120)
Federal income tax	253	411
State
Current	92	65
Deferred	17	23
State income tax	109	88
Total income tax provision	$362	$499

52	U.S. Bancorp

A reconciliation of expected income tax expense at the federal statutory rate of 21 percent and 35 percent for the three months ended March 31, 2018 and 2017, respectively, to the Company’s applicable income tax expense follows:

	Three Months Ended March 31
(Dollars in Millions)	2018	2017
Tax at statutory rate	$429	$695
State income tax, at statutory rates, net of federal tax benefit	89	63
Tax effect of
Tax credits and benefits, net of related expenses	(115)	(193)
Exam resolutions	(49)	–
Tax-exempt income	(32)	(49)
Noncontrolling interests	(1)	(5)
Other items	41	(12)
Applicable income taxes	$362	$499

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2018, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax asset was $671 million at March 31, 2018 and $473 million at December 31, 2017.

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

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. All fair value hedges were highly effective for the three months ended March 31, 2018.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At March 31, 2018, the Company had $152 million (net-of-tax) of realized and unrealized gains on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $71 million (net-of-tax) of realized and unrealized gains at December 31, 2017. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2018 and the next 12 months are gains of $17 million (net-of-tax) and $22 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three months ended March 31, 2018.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by

U.S. Bancorp	53

fluctuations in foreign currency exchange rates. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.2 billion at March 31, 2018 and December 31, 2017.

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to residential mortgage loans held for sale (“MLHFS”) and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, swaptions, forward commitments to buy TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. The Company mitigates the market and liquidity risk associated with these customer derivatives by entering into similar offsetting positions with broker-dealers, or on a portfolio basis by entering into other derivative or non-derivative financial instruments that partially or fully offset the exposure from these customer-related positions. The Company’s customer derivatives and related hedges are monitored and reviewed by the Company’s Market Risk Committee, which establishes policies for market risk management, including exposure limits for each portfolio. The Company also has derivative contracts that are created through its operations, including certain unfunded mortgage loan commitments and swap agreements related to the sale of a portion of its Class B common shares of Visa Inc. Refer to Note 14 for further information on these swap agreements.

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks”, which is incorporated by reference into these Notes to Consolidated Financial Statements.

54	U.S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2018
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$–	$–	–	$4,600	$37	2.42
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	3,892	126	6.48	500	–	.63
Net investment hedges
Foreign exchange forward contracts	192	1	.05	199	–	.05
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	1,895	8	.10	1,172	2	.09
Sell	19,126	19	1.14	5,193	17	.02
Options
Purchased	6,235	77	7.63	–	–	–
Written	1,123	26	.09	7	–	.12
Receive fixed/pay floating swaps	2,750	–	15.03	4,420	114	7.96
Pay fixed/receive floating swaps	4,333	–	7.72	88	–	5.23
Foreign exchange forward contracts	132	1	.05	540	3	.04
Equity contracts	25	1	.57	108	4	.50
Credit contracts	1,812	–	3.02	3,880	1	3.15
Other (a)	300	5	.02	1,514	127	1.81
Total	$41,815	$264		$22,221	$305
December 31, 2017
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$1,000	$28	6.70	$3,600	$16	1.55
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	3,772	5	6.73	–	–	–
Net investment hedges
Foreign exchange forward contracts	–	–	–	373	8	.05
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	1,632	7	.10	1,326	2	.04
Sell	15,291	10	.89	4,511	10	.03
Options
Purchased	4,985	65	7.57	–	–	–
Written	1,285	21	.10	5	–	.05
Receive fixed/pay floating swaps	2,019	5	16.49	5,469	–	8.43
Pay fixed/receive floating swaps	4,844	21	7.69	46	1	6.70
Foreign exchange forward contracts	147	1	.02	669	8	.04
Equity contracts	45	–	1.10	88	1	.58
Credit contracts	1,559	–	3.41	3,779	1	3.16
Other (a)	–	–	–	1,164	125	2.50
Total	$36,579	$163		$21,030	$172

(a)	Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted average remaining maturity of $1.2 billion, $122 million and 2.25 years at March 31, 2018, respectively, compared to $1.2 billion, $125 million and 2.50 years at December 31, 2017, respectively. In addition, includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $300 million at March 31, 2018.

U.S. Bancorp	55

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2018
Interest rate contracts
Receive fixed/pay floating swaps	$25,579	$492	4.41	$75,797	$630	4.45
Pay fixed/receive floating swaps	72,317	413	4.41	27,680	388	4.37
Options
Purchased	32,509	46	1.53	1,960	22	2.26
Written	2,060	23	2.38	30,225	43	1.39
Futures
Sell	8,151	8	1.08	–	–	–
Foreign exchange rate contracts
Forwards, spots and swaps	26,646	776	.77	25,751	756	.77
Options
Purchased	4,399	108	1.04	–	–	–
Written	–	–	–	4,399	108	1.04
Total	$171,661	$1,866		$165,812	$1,947
December 31, 2017
Interest rate contracts
Receive fixed/pay floating swaps	$28,681	$679	5.71	$59,990	$840	4.27
Pay fixed/receive floating swaps	63,038	860	4.20	25,093	602	5.76
Options
Purchased	29,091	22	1.61	880	14	4.24
Written	880	15	4.24	27,056	20	1.50
Futures
Sell	7,007	4	1.21	–	–	–
Foreign exchange rate contracts
Forwards, spots and swaps	24,099	656	.81	23,440	636	.83
Options
Purchased	4,026	83	1.20	–	–	–
Written	–	–	–	4,026	83	1.20
Total	$156,822	$2,319		$140,485	$2,195

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax) for the three months ended March 31:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2018	2017	2018	2017
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$64	$4	$(2)	$(9)
Net investment hedges
Foreign exchange forward contracts	16	(7)	–	–
Non-derivative debt instruments	(34)	–	–	–

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.

56	U.S. Bancorp

The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income for the three months ended March 31:

	Other Noninterest Income		Interest Expense
(Dollars in Millions)	2018	2017	2018	2017
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$167	$180	$623	$413

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	–	(10)	(43)	–
Hedged items	–	10	43	–
Cash Flow hedges
Interest rate contract derivatives	–	–	3	14

Note:	The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company did not reclassify gains or losses into earnings as a result of the discontinuance of cash flow hedges during the three months ended March 31, 2018 and 2017.

The table below shows the cumulative hedging adjustment for fair value hedges that are included in the carrying amount of the hedged assets (liabilities):

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
(Dollars in Millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Line Item in the Consolidated Balance Sheet
Long-term Debt	$4,544	$4,584	$(48)	$(8)

Note:	The Company does not have any hedging adjustments for discontinued fair value hedges.

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions for the three months ended March 31:

(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2018	2017
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$58	$6
Purchased and written options	Mortgage banking revenue	42	40
Receive fixed/pay floating swaps	Mortgage banking revenue	(79)	31
Pay fixed/receive floating swaps	Mortgage banking revenue	(31)	(40)
Foreign exchange forward contracts	Other noninterest income	12	(7)
Equity contracts	Compensation expense	(1)	1
Credit contracts	Other noninterest income	–	1
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Other noninterest income	(1,164)	(250)
Pay fixed/receive floating swaps	Other noninterest income	1,167	269
Purchased and written options	Other noninterest income	–	(6)
Futures	Other noninterest income	8	(2)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	23	22
Purchased and written options	Commercial products revenue	–	1

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

U.S. Bancorp	57

liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at March 31, 2018, was $669 million. At March 31, 2018, the Company had $617 million of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $401.5 billion total notional amount of derivative positions at March 31, 2018, $207.4 billion related to bilateral over-the-counter trades, $169.1 billion related to those centrally cleared through clearinghouses and $25.0 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.

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

Securities transferred to counterparties under repurchase agreements and securities loaned transactions continue to be recognized on the Consolidated Balance Sheet, are measured at fair value, and are included in investment securities or other assets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheet unless the counterparty defaults. The securities transferred under repurchase and reverse repurchase transactions typically are U.S. Treasury and agency securities, residential agency mortgage-backed securities or corporate debt securities. The securities loaned or borrowed typically are corporate debt securities traded by the Company’s broker-dealer. In general, the securities transferred can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Repurchase/reverse repurchase and securities loaned/borrowed transactions expose the Company to counterparty risk. The Company manages this risk by performing assessments, independent of business line managers, and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in cash being obtained or refunded to counterparties to maintain specified collateral levels.

58	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	Total
March 31, 2018
Repurchase agreements
U.S. Treasury and agencies	$58	$–	$58
Residential agency mortgage-backed securities	380	177	557
Corporate debt securities	279	87	366
Total repurchase agreements	717	264	981
Securities loaned
Corporate debt securities	400	–	400
Total securities loaned	400	–	400
Gross amount of recognized liabilities	$1,117	$264	$1,381
December 31, 2017
Repurchase agreements
U.S. Treasury and agencies	$25	$–	$25
Residential agency mortgage-backed securities	644	30	674
Corporate debt securities	104	–	104
Total repurchase agreements	773	30	803
Securities loaned
Corporate debt securities	111	–	111
Total securities loaned	111	–	111
Gross amount of recognized liabilities	$884	$30	$914

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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)	Net Amount
March 31, 2018
Derivative assets (d)	$2,094	$(821)	$1,273	$(74)	$–	$1,199
Reverse repurchase agreements	159	–	159	(6)	(153)	–
Securities borrowed	1,173	–	1,173	–	(1,141)	32
Total	$3,426	$(821)	$2,605	$(80)	$(1,294)	$1,231
December 31, 2017
Derivative assets (d)	$1,759	$(652)	$1,107	$(110)	$(5)	$992
Reverse repurchase agreements	24	–	24	(24)	–	–
Securities borrowed	923	–	923	–	(896)	27
Total	$2,706	$(652)	$2,054	$(134)	$(901)	$1,019

(a)	Includes $110 million and $50 million of cash collateral related payables that were netted against derivative assets at March 31, 2018 and December 31, 2017, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $36 million and $723 million at March 31, 2018 and December 31, 2017, respectively, of derivative assets not subject to netting arrangements.

U.S. Bancorp	59

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)	Net Amount
March 31, 2018
Derivative liabilities (d)	$2,123	$(1,328)	$795	$(74)	$–	$721
Repurchase agreements	981	–	981	(6)	(975)	–
Securities loaned	400	–	400	–	(395)	5
Total	$3,504	$(1,328)	$2,176	$(80)	$(1,370)	$726
December 31, 2017
Derivative liabilities (d)	$1,629	$(1,130)	$499	$(110)	$–	$389
Repurchase agreements	803	–	803	(24)	(779)	–
Securities loaned	111	–	111	–	(110)	1
Total	$2,543	$(1,130)	$1,413	$(134)	$(889)	$390

(a)	Includes $617 million and $528 million of cash collateral related receivables that were netted against derivative liabilities at March 31, 2018 and December 31, 2017, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $129 million and $738 million at March 31, 2018 and December 31, 2017, respectively, of derivative liabilities not subject to netting arrangements.

Note 14	Fair Values of Assets and Liabilities

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

The Company groups its assets and liabilities measured at fair value into a three-level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. These levels are:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 includes U.S. Treasury securities, as well as exchange-traded instruments.
•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are typically valued using third party pricing services; derivative contracts and other assets and liabilities, including securities, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes MSRs and certain derivative contracts.

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period in which the transfers occur. During the three months ended March 31, 2018 and 2017, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

60	U.S. Bancorp

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the three months ended March 31, 2018 and 2017, there were no significant changes to the valuation techniques used by the Company to measure fair value.

Available-For-Sale Investment Securities When quoted market prices for identical securities are available in an active market, these prices are used to determine fair value and these securities are classified within Level 1 of the fair value hierarchy. Level 1 investment securities include U.S. Treasury and exchange-traded securities.

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

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. The valuations of MLHFS are developed by the mortgage banking division and are subject to independent price verification procedures by corporate functions. Included in mortgage banking revenue was a $51 million net loss and a $21 million net gain for the three months ended March 31, 2018 and 2017, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

U.S. Bancorp	61

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

62	U.S. Bancorp

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

The following table shows the significant valuation assumption ranges for MSRs at March 31, 2018:

	Minimum	Maximum	Average
Expected prepayment	6%	17%	9%
Option adjusted spread	7	10	8

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at March 31, 2018:

	Minimum	Maximum	Average
Expected loan close rate	7%	100%	80%
Inherent MSR value (basis points per loan)	7	194	107

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At March 31, 2018, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 93 percent and 1 percent, respectively.

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

U.S. Bancorp	63

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2018
Available-for-sale investment securities
U.S. Treasury and agencies	$21,258	$708	$–	$–	$21,966
Mortgage-backed securities
Residential agency	–	38,443	–	–	38,443
Commercial agency	–	7	–	–	7
Other asset-backed securities	–	415	–	–	415
Obligations of state and political subdivisions	–	6,294	–	–	6,294
Total available-for-sale	21,258	45,867	–	–	67,125
Mortgage loans held for sale	–	3,271	–	–	3,271
Mortgage servicing rights	–	–	2,780	–	2,780
Derivative assets	17	1,611	502	(821)	1,309
Other assets	199	1,615	–	–	1,814
Total	$21,474	$52,364	$3,282	$(821)	$76,299
Derivative liabilities	$–	$1,618	$634	$(1,328)	$924
Short-term borrowings and other liabilities (a)	183	1,167	–	–	1,350
Total	$183	$2,785	$634	$(1,328)	$2,274
December 31, 2017
Available-for-sale investment securities
U.S. Treasury and agencies	$22,572	$729	$–	$–	$23,301
Mortgage-backed securities
Residential agency	–	38,031	–	–	38,031
Commercial agency	–	6	–	–	6
Other asset-backed securities	–	419	–	–	419
Obligations of state and political subdivisions	–	6,358	–	–	6,358
Other	22	–	–	–	22
Total available-for-sale	22,594	45,543	–	–	68,137
Mortgage loans held for sale	–	3,534	–	–	3,534
Mortgage servicing rights	–	–	2,645	–	2,645
Derivative assets	6	1,960	516	(652)	1,830
Other assets	154	1,163	–	–	1,317
Total	$22,754	$52,200	$3,161	$(652)	$77,463
Derivative liabilities	$–	$1,958	$409	$(1,130)	$1,237
Short-term borrowings and other liabilities (a)	101	894	–	–	995
Total	$101	$2,852	$409	$(1,130)	$2,232

Note:	Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $74 million at March 31, 2018. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first three months of 2018 or on a cumulative basis.
(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

64	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2018
Mortgage servicing rights	$2,645	$33	(c)	$–		$2	$–	$–	$100	(e)	$–	$2,780	$33	(c)
Net derivative assets and liabilities	107	(251	) (d)	–		1	(6)	–	17		–	(132)	(212	) (f)

2017
Available-for-sale investment securities
Residential non-agency mortgage-backed securities
Prime (a)	$242	$–		$(2)		$–	$(234)	$(6)	$–		$–	$–	$–
Non-prime (b)	195	–		(17)		–	(175)	(3)	–		–	–	–
Other asset-backed securities	2	–		–		–	(2)	–	–		–	–	–
Corporate debt securities	9	–		2		–	(11)	–	–		–	–	–
Total available-for-sale	448	–		(17	) (g)	–	(422)	(9)	–		–	–	–
Mortgage servicing rights	2,591	(73	) (c)	–		2	–	–	122	(e)	–	2,642	(73	) (c)
Net derivative assets and liabilities	171	46	(h)	–		1	(3)	–	–		(50)	165	(7	) (i)

(a)	Prime securities are those designated as such by the issuer at origination. When an issuer designation is unavailable, the Company determines at acquisition date the categorization based on asset pool characteristics (such as weighted-average credit score, loan-to-value, loan type, prevalence of low documentation loans) and deal performance (such as pool delinquencies and security market spreads).
(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in mortgage banking revenue.
(d)	Approximately $(271) million included in other noninterest income and $20 million included in mortgage banking revenue.
(e)	Represents MSRs capitalized during the period.
(f)	Approximately $(240) million included in other noninterest income and $28 million included in mortgage banking revenue.
(g)	Included in changes in unrealized gains and losses on investment securities available-for-sale.
(h)	Approximately $(19) million included in other noninterest income and $65 million included in mortgage banking revenue.
(i)	Approximately $(49) million included in other noninterest income and $42 million included in mortgage banking revenue.

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

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	March 31, 2018				December 31, 2017
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$22	$22	$–	$–	$150	$150
Other assets (b)	–	–	18	18	–	–	31	31

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31:

(Dollars in Millions)	2018	2017
Loans (a)	$23	$37
Other assets (b)	5	7

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	65

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	March 31, 2018			December 31, 2017
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$3,271	$3,208	$63	$3,534	$3,434	$100
Nonaccrual loans	1	2	(1)	1	2	(1)
Loans 90 days or more past due	1	1	–	1	1	–

Disclosures About Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments accounted for at amortized cost as of March 31, 2018 and December 31, 2017. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2018					December 31, 2017
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$19,246	$19,246	$–	$–	$19,246	$19,505	$19,505	$–	$–	$19,505
Federal funds sold and securities purchased under resale agreements	207	–	207	–	207	93	–	93	–	93
Investment securities held-to-maturity	44,612	4,553	38,842	13	43,408	44,362	4,613	39,095	15	43,723
Loans held for sale (a)	1,506	–	–	1,506	1,506	20	–	–	20	20
Loans	273,993	–	–	275,311	275,311	276,507	–	–	279,391	279,391
Other	2,442	–	1,281	1,161	2,442	2,393	–	1,037	1,364	2,401
Financial Liabilities
Time deposits	39,585	–	39,179	–	39,179	33,356	–	33,120	–	33,120
Short-term borrowings (b)	16,353	–	16,129	–	16,129	15,656	–	15,447	–	15,447
Long-term debt	33,201	–	32,963	–	32,963	32,259	–	32,377	–	32,377
Other	1,546	–	–	1,546	1,546	1,556	–	–	1,556	1,556

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $563 million and $555 million at March 31, 2018 and December 31, 2017, respectively. The carrying value of other guarantees was $190 million and $192 million at March 31, 2018 and December 31, 2017, respectively.

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

66	U.S. Bancorp

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

At March 31, 2018, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $19 million. During the three months ended March 31, 2018, the Company sold 0.3 million of its Class B shares. These sales, and any previous sales of its Class B shares, do not impact the Company’s liability for the Visa Litigation matters or the receivable related to the escrow account. Upon final settlement of the Visa Litigation, the remaining 2.4 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., which are publicly traded. The Class B shares are excluded from the Company’s financial instruments disclosures included in Note 14.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2018:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$53	$10,825
Third party borrowing arrangements	–	–	12
Securities lending indemnifications	3,850	–	3,807
Asset sales	–	122	6,758	(a)
Merchant processing	768	51	99,579
Tender option bond program guarantee	2,424	–	2,335
Minimum revenue guarantees	–	–	6
Other	–	17	1,230

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada, Europe and Mexico through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2018, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $10.7 billion. The Company held collateral of $622 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At March 31, 2018, the liability was $47 million primarily related to these airline processing arrangements.

U.S. Bancorp	67

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At March 31, 2018, the Company had reserved $12 million for potential losses from representation and warranty obligations, compared with $13 million at December 31, 2017. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

As of March 31, 2018 and December 31, 2017, the Company had $10 million and $9 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.

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

Litigation Matters In the last several years, the Company and other large financial institutions have been sued in their capacity as trustee for residential mortgage–backed securities trusts. Among these lawsuits are actions originally brought in June 2014 by a group of institutional investors, including BlackRock and PIMCO funds, against six bank trustees, including the Company. The actions brought by these institutional investors against the Company currently are pending in the Supreme Court of the State of New York, New York County, and in the United States District Court for the Southern District of New York. In these lawsuits, the investors allege that the Company’s banking subsidiary, U.S. Bank National Association (“U.S. Bank”), as trustee caused them to incur substantial losses by failing to enforce loan repurchase obligations and failing to abide by appropriate standards of care after events of default allegedly occurred. The plaintiffs seek monetary damages in an unspecified amount and also seek equitable relief.

Regulatory Matters The Company is continually subject to examinations, inquiries and investigations in areas of increasing regulatory scrutiny, such as compliance, risk management, third party risk management and consumer protection. In addition, the Company is currently subject to examinations, inquiries and investigations by government agencies and bank regulators concerning mortgage-related practices, including those related to lender-placed insurance, and notices and filings in bankruptcy cases.

The Company is cooperating fully with all pending examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).

On February 13, 2018, the Company entered into a deferred prosecution agreement (the “DPA”) with the United States Attorney’s Office in Manhattan that resolved its investigation of the Company concerning a legacy banking relationship between U.S. Bank and payday lending businesses associated with former customer Scott Tucker and U.S. Bank’s legacy Bank Secrecy Act/anti-money laundering compliance program. Under the terms of the DPA, the Company settled all allegations with the United States Attorney’s Office for a net payment of $453 million and agreed to, among other things, continue its ongoing efforts to implement and maintain an adequate Bank Secrecy Act/anti-money laundering compliance program and to provide related reports to the U.S. Attorney’s Office. The DPA defers prosecution for a period of two years, subject to the Company’s compliance with its terms. If the Company violates the

68	U.S. Bancorp

DPA, its term could be extended up to an additional one year, or the Company could be subject to a prosecution or civil action based on the matters that are the subject of the DPA.

In addition, the Company and certain of its affiliates entered into related regulatory settlements with the OCC, the Financial Crimes Enforcement Network (“FinCEN”) and the Board of Governors of the Federal Reserve System (“Federal Reserve”). The OCC assessed a civil money penalty of $75 million against U.S. Bank, resulting from the OCC’s 2015 Consent Order (described below) and related review of the Company’s legacy Bank Secrecy Act/anti-money laundering compliance program. The FinCEN settlement with U.S. Bank provided for a net payment of $70 million to FinCEN and requires, among other things, an ongoing commitment by U.S. Bank to provide resources to its Bank Secrecy Act/anti-money laundering compliance program and related reporting to FinCEN. The Federal Reserve settlement with the Company and USB Americas Holding Company, a subsidiary of U.S. Bank, provided for the payment of a civil money penalty of $15 million to the Federal Reserve and requires, among other things, enhancements related to the Company’s firm-wide Bank Secrecy Act/anti-money laundering compliance program and sanctions compliance program. If the Company and its affiliates fail to satisfy the ongoing obligations under these regulatory settlements, the Company and its affiliates may be required to enter into further orders and settlements, pay additional fines or penalties, or modify their business practices (which may increase operating expenses and decrease revenue).

The Company paid a total of $613 million for the penalties described above during the quarter ended March 31, 2018, all of which had been previously accrued and reflected in the Company’s Consolidated Balance Sheet at December 31, 2017.

In October 2015, the Company entered into a Consent Order with the OCC concerning deficiencies in the Company’s Bank Secrecy Act/anti-money laundering compliance program, and requiring an ongoing review of that program. The OCC’s 2015 Consent Order remains open and the Company continues to implement the compliance program enhancements and other actions required by the order.

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

For additional information on the nature of the Company’s guarantees and contingent liabilities, refer to Note 22 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 16	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2018 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	69

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related

Yields and Rates (a)

	For the Three Months Ended March 31
	2018			2017
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$113,493	$627	2.21%	$110,764	$554	2.00%	2.5%
Loans held for sale	3,134	33	4.21	3,625	35	3.82	(13.5)
Loans (b)
Commercial	97,465	860	3.58	93,739	706	3.05	4.0
Commercial real estate	40,366	440	4.42	43,158	425	4.00	(6.5)
Residential mortgages	60,174	558	3.72	57,900	535	3.71	3.9
Credit card	21,284	616	11.74	20,845	572	11.12	2.1
Other retail	57,051	593	4.21	53,784	535	4.04	6.1
Total loans, excluding covered loans	276,340	3,067	4.49	269,426	2,773	4.16	2.6
Covered loans	3,048	45	5.85	3,732	44	4.71	(18.3)
Total loans	279,388	3,112	4.51	273,158	2,817	4.17	2.3
Other earning assets	15,834	50	1.28	11,734	38	1.32	34.9
Total earning assets	411,849	3,822	3.75	399,281	3,444	3.48	3.1
Allowance for loan losses	(3,933)			(3,823)			(2.9)
Unrealized gain (loss) on investment securities	(1,244)			(626)			(98.7)
Other assets	47,616			46,479			2.4
Total assets	$454,288			$441,311			2.9
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$79,482			$80,738			(1.6)%
Interest-bearing deposits
Interest checking	70,358	26	.15	65,681	13	.08	7.1
Money market savings	103,367	205	.81	108,759	129	.48	(5.0)
Savings accounts	44,388	8	.07	42,609	8	.08	4.2
Time deposits	36,985	106	1.16	30,646	49	.65	20.7
Total interest-bearing deposits	255,098	345	.55	247,695	199	.33	3.0
Short-term borrowings	22,862	77	1.37	13,201	25	.78	73.2
Long-term debt	33,655	203	2.43	35,274	190	2.18	(4.6)
Total interest-bearing liabilities	311,615	625	.81	296,170	414	.57	5.2
Other liabilities	13,741			15,845			(13.3)
Shareholders’ equity
Preferred equity	5,419			5,706			(5.0)
Common equity	43,406			42,217			2.8
Total U.S. Bancorp shareholders’ equity	48,825			47,923			1.9
Noncontrolling interests	625			635			(1.6)
Total equity	49,450			48,558			1.8
Total liabilities and equity	$454,288			$441,311			2.9
Net interest income		$3,197			$3,030
Gross interest margin			2.94%			2.91%
Gross interest margin without taxable-equivalent increments			2.91%			2.86%
Percent of Earning Assets
Interest income			3.75%			3.48%
Interest expense			.62			.42
Net interest margin			3.13%			3.06%
Net interest margin without taxable-equivalent increments			3.10%			3.01%

(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent and 35 percent for the three months ended March 31, 2018 and 2017, respectively.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

70	U.S. Bancorp

Part II — Other Information

Item 1. Legal Proceedings — See the information set forth in Note 15 in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 of this Report for information regarding shares repurchased by the Company during the first quarter of 2018.

Item 6. Exhibits

10.1	Deferred Prosecution Agreement, dated February 13, 2018, between U.S. Bancorp and the United States Attorney’s Office for the Southern District of New York. Filed as Exhibit 10.1 to Form 8-K filed on February 15, 2018.
10.2	Consent Order and Stipulation and Consent to the Issuance of an Order for a Civil Money Penalty, dated February 13, 2018, between U.S. Bank and the Office of the Comptroller of the Currency. Filed as Exhibit 10.2 to Form 8-K filed on February 15, 2018.
10.3	Stipulation and Order of Settlement and Dismissal, dated February 15, between U.S. Bank and the Financial Crimes Enforcement Network. Filed as Exhibit 10.3 to Form 8-K filed on February 15, 2018.
10.4	Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, Amended, dated February 14, among U.S. Bancorp, USB Americas Holding Company and the Board of Governors of the Federal Reserve System. Filed as Exhibit 10.4 to Form 8-K filed on February 15, 2018.
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

U.S. Bancorp	71

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ CRAIG E. GIFFORD

Dated: May 3, 2018		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

72	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)			Three Months Ended March 31, 2018
Earnings
1.	Net income attributable to U.S. Bancorp		$1,675
2.	Applicable income taxes, including expense related to unrecognized tax positions		362
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,037
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$278
	b.	Portion of rents representative of interest and amortization of debt expense	29
	c.	Fixed charges excluding interest on deposits (4a + 4b)	307
	d.	Interest on deposits	345
	e.	Fixed charges including interest on deposits (4c + 4d)	$652
5.	Amortization of interest capitalized		$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,344
7.	Earnings including interest on deposits (3 + 4e + 5)		2,689
8.	Fixed charges excluding interest on deposits (4c)		307
9.	Fixed charges including interest on deposits (4e)		652
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		7.64
11.	Including interest on deposits (line 7/line 9)		4.12

*	Excludes interest expense related to unrecognized tax positions.

Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

(Dollars in Millions)			Three Months Ended March 31, 2018
Earnings
1.	Net income attributable to U.S. Bancorp		$1,675
2.	Applicable income taxes, including expense related to unrecognized tax positions		362
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,037
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$278
	b.	Portion of rents representative of interest and amortization of debt expense	29
	c.	Fixed charges excluding interest on deposits (4a + 4b)	307
	d.	Interest on deposits	345
	e.	Fixed charges including interest on deposits (4c + 4d)	$652
5.	Amortization of interest capitalized		$–
6.	Preferred stock dividends		70
7.	Earnings excluding interest on deposits (3 + 4c + 5)		2,344
8.	Earnings including interest on deposits (3 + 4e + 5)		2,689
9.	Fixed charges excluding interest on deposits, and preferred stock dividends (4c+6)		377
10.	Fixed charges including interest on deposits, and preferred stock dividends (4e+6)		722
Ratio of Earnings to Fixed Charges and Preferred Dividends
11.	Excluding interest on deposits (line 7/line 9)		6.22
12.	Including interest on deposits (line 8/line 10)		3.72

*	Excludes interest expense related to unrecognized tax positions.

U.S. Bancorp	73

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Andrew Cecere, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ ANDREW CECERE
Andrew Cecere Chief Executive Officer

Dated: May 3, 2018

74	U.S. Bancorp

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Terrance R. Dolan, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ TERRANCE R. DOLAN
Terrance R. Dolan Chief Financial Officer

Dated: May 3, 2018

U.S. Bancorp	75

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ANDREW CECERE	/s/ TERRANCE R. DOLAN
Andrew Cecere Chief Executive Officer Dated: May 3, 2018	Terrance R. Dolan Chief Financial Officer

76	U.S. Bancorp

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

Mail At your request, we will mail to you our quarterly earnings, news releases, quarterly financial data reported on Form 10-Q, Form 10-K and additional copies of our annual reports. Please contact:

U.S. Bancorp Investor Relations

800 Nicollet Mall

Minneapolis, MN 55402

investorrelations@usbank.com

Phone: 866-775-9668

Media Requests

Stacey F. Wempen

Vice President, Head of Financial Communications

stacey.wempen@usbank.com

Phone: 612-303-7620

Privacy

U.S. Bancorp is committed to respecting the privacy of our customers and safeguarding the financial and personal information provided to us. To learn more about the U.S. Bancorp commitment to protecting privacy, visit usbank.com and click on Privacy.

Code of Ethics

At U.S. Bancorp, our commitment to high ethical standards guides everything we do. Demonstrating this commitment through our words and actions is how each of us does the right thing every day for our customers, shareholders, communities and each other. Our style of ethical leadership is why we were named a World’s Most Ethical Company in 2018 by the Ethisphere Institute.

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