Form 10-Q
period 2018-06-30
US BANCORP \DE\
filed 2018-08-02
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2018
Common Stock, $0.01 Par Value	1,629,045,046 shares

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2018	2017	Percent Change	2018	2017	Percent Change
Condensed Income Statement
Net interest income	$3,197	$3,049	4.9%	$6,365	$6,029	5.6%
Taxable-equivalent adjustment (a)	29	51	(43.1)	58	101	(42.6)
Net interest income (taxable-equivalent basis) (b)	3,226	3,100	4.1	6,423	6,130	4.8
Noninterest income	2,404	2,339	2.8	4,671	4,569	2.2
Securities gains (losses), net	10	9	11.1	15	38	(60.5)
Total net revenue	5,640	5,448	3.5	11,109	10,737	3.5
Noninterest expense	3,085	2,984	3.4	6,140	5,893	4.2
Provision for credit losses	327	350	(6.6)	668	695	(3.9)
Income before taxes	2,228	2,114	5.4	4,301	4,149	3.7
Income taxes and taxable-equivalent adjustment	470	602	(21.9)	861	1,151	(25.2)
Net income	1,758	1,512	16.3	3,440	2,998	14.7
Net (income) loss attributable to noncontrolling interests	(8)	(12)	33.3	(15)	(25)	40.0
Net income attributable to U.S. Bancorp	$1,750	$1,500	16.7	$3,425	$2,973	15.2
Net income applicable to U.S. Bancorp common shareholders	$1,678	$1,430	17.3	$3,275	$2,817	16.3
Per Common Share
Earnings per share	$1.02	$.85	20.0%	$1.99	$1.67	19.2%
Diluted earnings per share	1.02	.85	20.0	1.98	1.66	19.3
Dividends declared per share	.30	.28	7.1	.60	.56	7.1
Book value per share (c)	27.02	25.55	5.8
Market value per share	50.02	51.92	(3.7)
Average common shares outstanding	1,642	1,684	(2.5)	1,647	1,689	(2.5)
Average diluted common shares outstanding	1,646	1,690	(2.6)	1,651	1,695	(2.6)
Financial Ratios
Return on average assets	1.54%	1.35%		1.52%	1.35%
Return on average common equity	15.3	13.4		15.1	13.4
Net interest margin (taxable-equivalent basis) (a)	3.13	3.08		3.13	3.07
Efficiency ratio (b)	54.8	54.9		55.3	55.1
Net charge-offs as a percent of average loans outstanding	.48	.49		.49	.50
Average Balances
Loans	$278,624	$275,528	1.1%	$279,004	$274,350	1.7%
Loans held for sale	3,545	2,806	26.3	3,341	3,214	4.0
Investment securities (d)	114,578	111,368	2.9	114,039	111,067	2.7
Earning assets	412,676	403,883	2.2	412,265	401,595	2.7
Assets	454,489	446,105	1.9	454,389	443,721	2.4
Noninterest-bearing deposits	78,987	82,710	(4.5)	79,234	81,729	(3.1)
Deposits	334,822	331,172	1.1	334,702	329,810	1.5
Short-term borrowings	20,602	14,538	41.7	21,726	13,873	56.6
Long-term debt	35,780	36,271	(1.4)	34,723	35,775	(2.9)
Total U.S. Bancorp shareholders’ equity	49,322	48,273	2.2	49,075	48,099	2.0

	June 30, 2018	December 31, 2017
Period End Balances
Loans	$280,177	$280,432	(.1)%
Investment securities	112,402	112,499	(.1)
Assets	461,329	462,040	(.2)
Deposits	340,080	347,215	(2.1)
Long-term debt	37,172	32,259	15.2
Total U.S. Bancorp shareholders’ equity	49,628	49,040	1.2
Asset Quality
Nonperforming assets	$1,091	$1,200	(9.1)%
Allowance for credit losses	4,411	4,417	(.1)
Allowance for credit losses as a percentage of period-end loans	1.57%	1.58%
Capital Ratios
Basel III standardized approach:
Common equity tier 1 capital	9.1%	9.3%
Tier 1 capital	10.5	10.8
Total risk-based capital	12.6	12.9
Leverage	8.9	8.9
Common equity tier 1 capital to risk-weighted assets for the Basel III advanced approaches	11.6	12.0
Tangible common equity to tangible assets (b)	7.8	7.6
Tangible common equity to risk-weighted assets (b)	9.3	9.4
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)		9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)		11.6

(a)	Based on federal income tax rates of 21 percent for 2018 and 35 percent for 2017, for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 29.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)	Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.8 billion for the second quarter of 2018, or $1.02 per diluted common share, compared with $1.5 billion, or $0.85 per diluted common share, for the second quarter of 2017. Return on average assets and return on average common equity were 1.54 percent and 15.3 percent, respectively, for the second quarter of 2018, compared with 1.35 percent and 13.4 percent, respectively, for the second quarter of 2017.

Total net revenue for the second quarter of 2018 was $192 million (3.5 percent) higher than the second quarter of 2017, reflecting a 4.9 percent increase in net interest income (4.1 percent on a taxable-equivalent basis) and a 2.8 percent increase in noninterest income. The increase in net interest income from the second quarter of 2017 was mainly a result of the impact of rising interest rates and earning assets growth. The noninterest income increase was driven by higher payment services revenue and trust and investment management fees, partially offset by decreases in mortgage banking revenue and commercial products revenue compared with a year ago.

Noninterest expense in the second quarter of 2018 was $101 million (3.4 percent) higher than the second quarter of 2017, primarily due to increased compensation expense related to supporting business growth, merit increases, and variable compensation related to revenue growth, along with higher employee benefits expense, partially offset by lower other noninterest expense driven by a reduction in mortgage banking costs.

The provision for credit losses for the second quarter of 2018 of $327 million was $23 million (6.6 percent) lower than the second quarter of 2017. Net charge-offs in the second quarter of 2018 were $332 million, compared with $340 million in the second quarter of 2017. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Net income attributable to U.S. Bancorp for the first six months of 2018 was $3.4 billion, or $1.98 per diluted common share, compared with $3.0 billion, or $1.66 per diluted common share, for the first six months of 2017. Return on average assets and return on average common equity were 1.52 percent and 15.1 percent, respectively, for the first six months of 2018, compared with 1.35 percent and 13.4 percent, respectively, for the first six months of 2017.

Total net revenue for the first six months of 2018 was $372 million (3.5 percent) higher than the first six months of 2017, reflecting a 5.6 percent increase in net interest income (4.8 percent on a taxable-equivalent basis) and a 1.7 percent increase in noninterest income. The increase in net interest income from a year ago was mainly a result of the impact of rising interest rates and earnings assets growth. The noninterest income increase was driven by higher payment services revenue and trust and investment management fees, partially offset by decreases in mortgage banking revenue and commercial products revenue, in addition to lower securities gains compared with a year ago.

Noninterest expense in the first six months of 2018 was $247 million (4.2 percent) higher than the first six months of 2017, primarily due to increased compensation expense related to supporting business growth, merit increases, and variable compensation related to revenue growth, along with higher employee benefits expense, partially offset by lower other noninterest expense driven by a reduction in mortgage banking costs.

The provision for credit losses for the first six months of 2018 of $668 million was $27 million (3.9 percent) lower than the first six months of 2017. Net charge-offs in the first six months of 2018 were $673 million, compared with $675 million in the first six months of 2017. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $3.2 billion in the second quarter and $6.4 billion in the first six months of 2018, representing increases of $126 million (4.1 percent) and $293 million (4.8 percent), respectively, over the same

U.S. Bancorp	3

Table 2	Noninterest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2018	2017	Percent Change	2018	2017	Percent Change
Credit and debit card revenue	$351	$330	6.4%	$675	$629	7.3%
Corporate payment products revenue	158	140	12.9	312	277	12.6
Merchant processing services	387	381	1.6	750	735	2.0
ATM processing services	90	75	20.0	169	146	15.8
Trust and investment management fees	401	380	5.5	799	748	6.8
Deposit service charges	183	179	2.2	365	351	4.0
Treasury management fees	155	160	(3.1)	305	313	(2.6)
Commercial products revenue	234	243	(3.7)	454	490	(7.3)
Mortgage banking revenue	191	212	(9.9)	375	419	(10.5)
Investment products fees	47	44	6.8	93	86	8.1
Securities gains (losses), net	10	9	11.1	15	38	(60.5)
Other	207	195	6.2	374	375	(.3)
Total noninterest income	$2,414	$2,348	2.8%	$4,686	$4,607	1.7%

periods of 2017. The increases were principally driven by the impact of rising interest rates and earning assets growth, partially offset by changes in deposit and funding mix and the impact of the Tax Cuts and Jobs Act (“tax reform”) enacted by Congress in late 2017 which reduced the taxable-equivalent adjustment benefit related to tax exempt assets. Average earning assets were $8.8 billion (2.2 percent) higher in the second quarter and $10.7 billion (2.7 percent) higher in the first six months of 2018, compared with the same periods of 2017, reflecting increases in loans, investment securities and other earning assets. The net interest margin, on a taxable-equivalent basis, in both the second quarter and first six months of 2018 was 3.13 percent, compared with 3.08 percent and 3.07 percent in the second quarter and first six months of 2017, respectively. The increases in the net interest margin from the same periods of the prior year were primarily due to higher interest rates, partially offset by changes in loan mix, higher funding costs and the impact of tax reform. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.

Average total loans in the second quarter and first six months of 2018 were $3.1 billion (1.1 percent) and $4.7 billion (1.7 percent) higher, respectively, than the same periods of 2017, due to growth in commercial loans, residential mortgages, other retail loans and credit card loans. The increases were driven by higher demand for loans from new and existing customers. These increases were partially offset by a decrease in commercial real estate loans due to disciplined underwriting and customers paying down balances, as well as a decrease in loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”), a run-off portfolio.

Average investment securities in the second quarter and first six months of 2018 were $3.2 billion (2.9 percent) and $3.0 billion (2.7 percent) higher, respectively, than the same periods of 2017, primarily due to purchases of U.S. Treasury, mortgage-backed and state and political securities, net of prepayments and maturities.

Average total deposits for the second quarter and first six months of 2018 were $3.7 billion (1.1 percent) and $4.9 billion (1.5 percent) higher, respectively, than the same periods of 2017. Average time deposits for the second quarter and first six months of 2018 increased $6.6 billion (21.5 percent) and $6.5 billion (21.1 percent), respectively, over the same periods of 2017. The increases were largely related to those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics. Average total savings deposits for the second quarter and first six months of 2018 were $729 million (0.3 percent) and $894 million (0.4 percent) higher, respectively, than the same periods of 2017, driven by growth in Consumer and Business Banking balances, partially offset by decreases in Corporate and Commercial Banking, and Wealth Management and Investment Services balances. Average noninterest-bearing deposits for the second quarter and first six months of 2018 decreased $3.7 billion (4.5 percent) and $2.5 (3.1 percent), respectively, from the same periods of 2017, primarily due to decreases in Corporate and Commercial Banking, and Wealth Management and Investment Services balances, partially offset by increases in Consumer and Business Banking balances.

Provision for Credit Losses The provision for credit losses for the second quarter and first six months of 2018 decreased $23 million (6.6 percent) and $27 million (3.9 percent), respectively, from the same periods of 2017. Net charge-offs decreased $8 million (2.4 percent) and $2 million (0.3 percent) in the second quarter and first six months of 2018, respectively, compared with the

4	U.S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2018	2017	Percent Change	2018	2017	Percent Change
Compensation	$1,542	$1,416	8.9%	$3,065	$2,807	9.2%
Employee benefits	299	274	9.1	629	575	9.4
Net occupancy and equipment	262	255	2.7	527	502	5.0
Professional services	95	105	(9.5)	178	201	(11.4)
Marketing and business development	111	109	1.8	208	199	4.5
Technology and communications	242	223	8.5	477	440	8.4
Postage, printing and supplies	80	81	(1.2)	160	162	(1.2)
Other intangibles	40	43	(7.0)	79	87	(9.2)
Other	414	478	(13.4)	817	920	(11.2)
Total noninterest expense	$3,085	$2,984	3.4%	$6,140	$5,893	4.2%
Efficiency ratio (a)	54.8%	54.9%		55.3%	55.1%

a)	See Non-GAAP Financial Measures beginning on page 29.

same periods of the prior year, primarily due to lower commercial loan net charge-offs, partially offset by higher credit card loan net charge-offs and lower commercial real estate recoveries. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income was $2.4 billion in the second quarter and $4.7 billion in the first six months of 2018, representing increases of $66 million (2.8 percent) and $79 million (1.7 percent), respectively, compared with the same periods of 2017. The increases from a year ago reflected strong growth in payment services revenue and trust and investment management fees, along with an increase in ATM processing services revenue. These increases were partially offset by lower mortgage banking revenue and commercial products revenue, which were impacted by industry trends in these revenue categories. The increase in payment services revenue reflected higher credit and debit card revenue, corporate payment products revenue, and merchant processing services revenue, all driven by higher sales volumes. Trust and investment management fees increased due to business growth and favorable market conditions. ATM processing services revenue increased primarily due to higher transaction volumes. The decrease in mortgage banking revenue was primarily due to lower mortgage production, partially offset by a favorable change in the valuation of mortgage servicing rights, net of hedging activities. The decrease in commercial products revenue was mainly due to lower trading revenue, commercial leasing fees, and loan fees, partially offset by higher foreign currency customer activity. In addition, the decrease in commercial products revenue for the first six months of 2018, compared with the same period of the prior year, reflected lower capital markets volume. The increase in noninterest income for the first six months of 2018, compared with the same period of 2017, was further offset by lower securities gains.

Noninterest Expense Noninterest expense was $3.1 billion in the second quarter and $6.1 billion in the first six months of 2018, representing increases of $101 million (3.4 percent) and $247 million (4.2 percent) over the same periods of 2017. The increases from a year ago were primarily due to higher personnel costs and technology and communications expense, partially offset by lower other noninterest expense and professional services expense. Compensation expense increased principally due to the impact of hiring to support business growth, merit increases, and higher variable compensation related to business production. Employee benefits expense increased primarily due to increased medical costs and staffing, while technology and communications expense increased primarily due to technology investment initiatives. Other noninterest expense decreased due to lower mortgage servicing-related costs and lower pension-related costs as a result of contributions to the Company’s pension plans in 2017. Professional services expense decreased primarily due to fewer consulting services as compliance programs near maturity.

Income Tax Expense The provision for income taxes was $441 million (an effective rate of 20.1 percent) for the second quarter and $803 million (an effective rate of 18.9 percent) for the first six months of 2018, compared with $551 million (an effective rate of 26.7 percent) and $1.1 billion (an effective rate of 25.9 percent) for the same periods of 2017. The lower 2018 tax rates reflect tax reform enacted in late 2017. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

U.S. Bancorp	5

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $280.2 billion at June 30, 2018, compared with $280.4 billion at December 31, 2017, a decrease of $255 million (0.1 percent). The decrease was driven by lower other retail loans, commercial real estate loans, credit card loans and covered loans, partially offset by higher commercial loans and residential mortgages.

Other retail loans decreased $1.6 billion (2.8 percent) at June 30, 2018, compared with December 31, 2017, reflecting the sale of the Company’s federally guaranteed student loans during the first six months of 2018, along with decreases in auto loans and home equity loans. Partially offsetting these decreases were increases in installment and retail leasing loans.

Commercial real estate loans decreased $1.1 billion (2.6 percent) at June 30, 2018, compared with December 31, 2017, primarily the result of continued disciplined underwriting and customers paying down balances.

Credit card loans decreased $614 million (2.8 percent) at June 30, 2018, compared with December 31, 2017, primarily the result of customers paying down balances.

Commercial loans increased $1.8 billion (1.8 percent) at June 30, 2018, compared with December 31, 2017, reflecting higher demand from new and existing customers.

Residential mortgages held in the loan portfolio increased $1.5 billion (2.6 percent) at June 30, 2018, compared with December 31, 2017, as origination activity more than offset the effect of customers paying down balances in the first six months of 2018. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.

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

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $3.3 billion at June 30, 2018, compared with $3.6 billion at December 31, 2017. The decrease in loans held for sale was principally due to a lower level of mortgage loan closings in the second quarter of 2018. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $112.4 billion at June 30, 2018, compared with $112.5 billion at December 31, 2017. The $97 million (0.1 percent) decrease was primarily due to a $1.0 billion unfavorable change in net unrealized gains (losses) on available-for-sale investment securities, partially offset by $972 million of net investment purchases.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At June 30, 2018, the Company’s net unrealized losses on available-for-sale securities were $1.6 billion, compared with $580 million at December 31, 2017. The unfavorable change in net unrealized gains (losses) was primarily due to decreases in the fair value of U.S. Treasury, U.S. government mortgage-backed and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale securities totaled $1.8 billion at June 30, 2018, compared with $888 million at December 31, 2017. At June 30, 2018, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $340.1 billion at June 30, 2018, compared with $347.2 billion at December 31, 2017, the result of decreases in total savings deposits and noninterest-bearing deposits, partially offset by an increase in time deposits. Interest checking balances decreased $3.8 billion (5.1 percent) at June 30, 2018, compared with December 31, 2017, primarily due to lower Wealth Management and Investment Services, and Corporate and Commercial Banking balances, partially offset by higher Consumer and Business Banking balances. Money market deposit balances decreased $3.5 billion (3.2 percent) at June 30, 2018, compared with December 31, 2017, primarily due to lower Corporate and Commercial Banking, and Consumer and Business Banking balances. Savings account balances increased $1.2 billion (2.7 percent), primarily due to higher Consumer and Business Banking balances. Noninterest-bearing deposits decreased $5.3 billion (6.1 percent) at June 30, 2018, compared with December 31, 2017, primarily due to decreases in all business lines. Time deposits increased $4.3 billion (13.0

6	U.S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At June 30, 2018 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$4,105	$4,088	.4	1.05%	$276	$274	.8	1.74%
Maturing after one year through five years	16,109	15,658	3.2	1.69	2,405	2,321	3.9	1.75
Maturing after five years through ten years	1,030	985	6.8	2.28	2,462	2,346	5.6	1.85
Maturing after ten years	–	–	–	–	–	–	–	–
Total	$21,244	$20,731	2.8	1.59%	$5,143	$4,941	4.6	1.80%
Mortgage-Backed Securities (a)
Maturing in one year or less	$99	$100	.5	4.23%	$47	$47	.9	2.40%
Maturing after one year through five years	17,048	16,518	4.6	2.22	21,758	21,032	4.4	2.16
Maturing after five years through ten years	19,669	19,196	6.3	2.53	18,768	18,250	6.4	2.64
Maturing after ten years	2,599	2,612	14.4	3.06	307	308	13.8	2.97
Total	$39,415	$38,426	6.1	2.43%	$40,880	$39,637	5.4	2.39%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%	$–	$–	3.7	2.80%
Maturing after one year through five years	405	411	3.6	4.73	4	5	4.7	2.80
Maturing after five years through ten years	–	–	–	–	1	1	4.5	2.87
Maturing after ten years	–	–	–	–	–	5	14.7	2.84
Total	$405	$411	3.6	4.73%	$5	$11	4.6	2.82%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$147	$149	.5	5.82%	$–	$–	.5	6.27%
Maturing after one year through five years	683	697	3.2	4.84	1	1	3.6	6.72
Maturing after five years through ten years	4,121	4,115	8.4	4.37	5	6	7.7	2.02
Maturing after ten years	1,915	1,818	18.9	4.08	–	–	–	–
Total	$6,866	$6,779	10.6	4.36%	$6	$7	7.2	2.59%
Other
Maturing in one year or less	$–	$–	–	–%	$–	$–	–	—%
Maturing after one year through five years	–	–	–	–	21	21	1.3	3.15
Maturing after five years through ten years	–	–	–	–	–	–	–	–
Maturing after ten years	–	–	–	–	–	–	–	–
Total	$–	$–	–	–%	$21	$21	1.3	3.15%
Total investment securities (d)	$67,930	$66,347	5.5	2.38%	$46,055	$44,617	5.3	2.32%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments.
(b)	Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, yield to maturity if purchased at par or a discount.
(c)	Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and contractual maturity for securities with a fair value equal to or below par.
(d)	The weighted-average maturity of the available-for-sale investment securities was 5.1 years at December 31, 2017, with a corresponding weighted-average yield of 2.25 percent. The weighted-average maturity of the held-to-maturity investment securities was 4.7 years at December 31, 2017, with a corresponding weighted-average yield of 2.14 percent.
(e)	Weighted-average yields for obligations of state and political subdivisions are presented on a fully-taxable equivalent basis based on a federal income tax rate of 21 percent for 2018 and 35 percent for 2017. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.

	June 30, 2018		December 31, 2017
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$26,387	23.2%	$28,767	25.5%
Mortgage-backed securities	80,295	70.4	77,606	68.6
Asset-backed securities	410	.4	419	.4
Obligations of state and political subdivisions	6,872	6.0	6,246	5.5
Other	21	–	41	–
Total investment securities	$113,985	100.0%	$113,079	100.0%

U.S. Bancorp	7

percent) at June 30, 2018, compared with December 31, 2017, driven by an increase in those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics, along with higher Consumer and Business Banking balances.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $18.1 billion at June 30, 2018, compared with $16.7 billion at December 31, 2017. The $1.5 billion (8.9 percent) increase in short-term borrowings was primarily due to higher repurchase agreement and other short-term borrowings balances, partially offset by lower commercial paper balances. Long-term debt was $37.2 billion at June 30, 2018, compared with $32.3 billion at December 31, 2017. The $4.9 billion (15.2 percent) increase was primarily due to issuances of $5.1 billion of bank notes and $850 million of medium-term notes, partially offset by a $901 million decrease in Federal Home Loan Bank (“FHLB”) advances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

The Company’s Board of Directors and management-level governance committees are supported by a “three lines of defense” model for establishing effective checks and balances. The first line of defense, the business lines, manages risks in conformity with established limits and policy requirements. In turn, business line leaders and their risk officers establish programs to ensure conformity with these limits and policy requirements. The second line of defense, which

8	U.S. Bancorp

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

U.S. Bancorp	9

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

The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off portfolio. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10- or 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20- or 10-year amortization period, respectively. At June 30, 2018, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.4 billion, or 10 percent, of the outstanding home equity line balances at June 30, 2018, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and credit scores, and in some cases, updated loan-to-value (“LTV”) information reflecting current market conditions on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

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

The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV and borrower type at June 30, 2018:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$2,001	$50,580	$52,581	85.8%
Over 80% through 90%	8	3,935	3,943	6.4
Over 90% through 100%	10	611	621	1.0
Over 100%	1	549	550	.9
No LTV available	–	49	49	.1
Loans purchased from GNMA mortgage pools (a)	–	3,565	3,565	5.8
Total	$2,020	$59,289	$61,309	100.0%
Borrower Type
Prime borrowers	$2,020	$54,645	$56,665	92.5%
Sub-prime borrowers	–	758	758	1.2
Other borrowers	–	321	321	.5
Loans purchased from GNMA mortgage pools (a)	–	3,565	3,565	5.8
Total	$2,020	$59,289	$61,309	100.0%

(a)	Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$11,567	$703	$12,270	76.3%
Over 80% through 90%	2,107	725	2,832	17.6
Over 90% through 100%	491	92	583	3.6
Over 100%	307	18	325	2.0
No LTV/CLTV available	62	11	73	.5
Total	$14,534	$1,549	$16,083	100.0%
Borrower Type
Prime borrowers	$14,301	$1,480	$15,781	98.1%
Sub-prime borrowers	45	62	107	.7
Other borrowers	188	7	195	1.2
Total	$14,534	$1,549	$16,083	100.0%

The total amount of consumer lending segment residential mortgage, home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only 0.2 percent of the Company’s total assets at June 30, 2018 and December 31, 2017. The Company considers sub-prime loans to be those loans made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs specifically designed to serve customers with weakened credit histories. The sub-prime designation indicators have been and will continue to be subject to re-evaluation over time as borrower characteristics, payment performance and economic conditions change. The sub-prime loans originated during periods from June 2009 and after are with borrowers who met the Company’s program guidelines and have a credit score that generally is at or below a threshold of 620 to 650 depending on the program. Sub-prime loans originated during periods prior to June 2009 were based upon program level guidelines without regard to credit score.

Home equity and second mortgages were $16.1 billion at June 30, 2018, compared with $16.3 billion at December 31, 2017, and included $4.5 billion of home equity lines in a first lien position and $11.6 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at June 30, 2018, included approximately $4.8 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.8 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at June 30, 2018:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,844	$6,750	$11,594
Percent 30-89 days past due	.27%	.42%	.36%
Percent 90 days or more past due	.05%	.08%	.07%
Weighted-average CLTV	72%	68%	70%
Weighted-average credit score	779	774	776

See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

U.S. Bancorp	11

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	June 30, 2018	December 31, 2017
Commercial
Commercial	.06%	.06%
Lease financing	–	–
Total commercial	.06	.06
Commercial Real Estate
Commercial mortgages	–	–
Construction and development	.03	.05
Total commercial real estate	.01	.01
Residential Mortgages (a)	.18	.22
Credit Card	1.15	1.28
Other Retail
Retail leasing	.02	.03
Home equity and second mortgages	.29	.28
Other	.13	.15
Total other retail	.16	.17
Total loans, excluding covered loans	.19	.21
Covered Loans	4.46	4.74
Total loans	.23%	.26%

90 days or more past due including nonperforming loans	June 30, 2018	December 31, 2017
Commercial	.28%	.31%
Commercial real estate	.27	.37
Residential mortgages (a)	.84	.96
Credit card	1.15	1.28
Other retail	.48	.46
Total loans, excluding covered loans	.51	.57
Covered loans	4.68	4.93
Total loans	.55%	.62%

(a)

Delinquent loan ratios exclude $1.8 billion at June 30, 2018, and $1.9 billion December 31, 2017, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 3.75 percent at June 30, 2018, and 4.16 percent at December 31, 2017.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $640 million ($514 million excluding covered loans) at June 30, 2018, compared with $720 million ($572 million excluding covered loans) at December 31, 2017. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.23 percent (0.19 percent excluding covered loans) at June 30, 2018, compared with 0.26 percent (0.21 percent excluding covered loans) at December 31, 2017.

12	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Residential Mortgages (a)
30-89 days	$160	$198	.27%	.33%
90 days or more	113	130	.18	.22
Nonperforming	400	442	.65	.74
Total	$673	$770	1.10%	1.29%
Credit Card
30-89 days	$263	$302	1.22%	1.37%
90 days or more	249	284	1.15	1.28
Nonperforming	–	1	–	–
Total	$512	$587	2.37%	2.65%
Other Retail
Retail Leasing
30-89 days	$24	$33	.30%	.41%
90 days or more	2	2	.02	.03
Nonperforming	10	8	.12	.10
Total	$36	$43	.44%	.54%
Home Equity and Second Mortgages
30-89 days	$62	$78	.39%	.48%
90 days or more	47	45	.29	.28
Nonperforming	130	126	.81	.77
Total	$239	$249	1.49%	1.53%
Other (b)
30-89 days	$234	$265	.75%	.80%
90 days or more	42	48	.13	.15
Nonperforming	38	34	.12	.10
Total	$314	$347	1.00%	1.05%

(a)	Excludes $371 million of loans 30-89 days past due and $1.8 billion of loans 90 days or more past due at June 30, 2018, purchased from GNMA mortgage pools that continue to accrue interest, compared with $385 million and $1.9 billion at December 31, 2017, respectively.
(b)	Includes revolving credit, installment, automobile and student loans.

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
30-89 days	$47	$50	1.67%	1.61%
90 days or more	126	148	4.46	4.74
Nonperforming	6	6	.21	.19
Total	$179	$204	6.34%	6.54%

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At June 30, 2018, performing TDRs were $3.9 billion, compared with $4.0 billion at December 31, 2017. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At June 30, 2018 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$264	3.4%	1.7%	$160	(a)	$424
Commercial real estate	126	1.9	–	34	(b)	160
Residential mortgages	1,411	3.0	4.0	301		1,712	(d)
Credit card	233	10.0	5.7	–	(c)	233
Other retail	130	6.8	7.0	54	(c)	184	(e)
TDRs, excluding GNMA and covered loans	2,164	4.0	3.8	549		2,713
Loans purchased from GNMA mortgage pools (g)	1,665	–	–	–		1,665	(f)
Covered loans	30	4.7	8.1	4		34
Total	$3,859	2.3%	2.2%	$553		$4,412

(a)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months) and small business credit cards with a modified rate equal to 0 percent.
(b)	Primarily represents loans less than six months from the modification date that have not met the performance period required to return to accrual status (generally six months).
(c)	Primarily represents loans with a modified rate equal to 0 percent.
(d)	Includes $310 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $45 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(e)	Includes $74 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $17 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(f)	Includes $204 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $441 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.
(g)	Approximately 5.1 percent and 48.2 percent of the total TDR loans purchased from GNMA mortgage pools are 30-89 days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

14	U.S. Bancorp

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at June 30, 2018.

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

At June 30, 2018, total nonperforming assets were $1.1 billion, compared to with $1.2 billion at December 31, 2017. The $109 million (9.1 percent) decrease in nonperforming assets was driven by improvements in residential mortgages, commercial real estate loans, commercial loans and OREO, partially offset by increases in nonperforming other retail loans and other nonperforming assets. Nonperforming covered assets were $26 million at June 30, 2018, compared with $27 million at December 31, 2017. The ratio of total nonperforming assets to total loans and other real estate was 0.39 percent at June 30, 2018, compared with 0.43 percent at December 31, 2017.

OREO, excluding covered assets, was $108 million at June 30, 2018, compared with $141 million at December 31, 2017, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Residential
Illinios	$11	$14	.26%	.32%
Minnesota	8	11	.13	.18
New York	8	8	1.02	1.01
California	5	13	.02	.06
Ohio	5	6	.18	.21
All other states	66	83	.16	.20
Total residential	103	135	.13	.18
Commercial
California	4	4	.02	.02
Idaho	1	1	.08	.07
Washington	–	–	–	–
Tennessee	–	–	–	–
Wisconsin	–	–	–	–
All other states	–	1	–	–
Total commercial	5	6	–	–
Total	$108	$141	.04%	.05%

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	June 30, 2018	December 31, 2017
Commercial
Commercial	$199	$225
Lease financing	25	24
Total commercial	224	249
Commercial Real Estate
Commercial mortgages	72	108
Construction and development	32	34
Total commercial real estate	104	142
Residential Mortgages (b)	400	442
Credit Card	–	1
Other Retail
Retail leasing	10	8
Home equity and second mortgages	130	126
Other	38	34
Total other retail	178	168
Total nonperforming loans, excluding covered loans	906	1,002
Covered Loans	6	6
Total nonperforming loans	912	1,008
Other Real Estate (c)	108	141
Covered Other Real Estate	20	21
Other Assets	51	30
Total nonperforming assets	$1,091	$1,200
Total nonperforming assets, excluding covered assets	$1,065	$1,173
Excluding covered assets
Accruing loans 90 days or more past due (b)	$514	$572
Nonperforming loans to total loans	.33%	.36%
Nonperforming assets to total loans plus other real estate (c)	.38%	.42%
Including covered assets
Accruing loans 90 days or more past due (b)	$640	$720
Nonperforming loans to total loans	.33%	.36%
Nonperforming assets to total loans plus other real estate (c)	.39%	.43%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Covered Assets	Total
Balance December 31, 2017	$404	$769	$27	$1,200
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	183	163	8	354
Advances on loans	18	1	1	20
Total additions	201	164	9	374
Reductions in nonperforming assets
Paydowns, payoffs	(114)	(73)	(1)	(188)
Net sales	(43)	(83)	(9)	(135)
Return to performing status	(8)	(39)	–	(47)
Charge-offs (d)	(100)	(13)	–	(113)
Total reductions	(265)	(208)	(10)	(483)
Net additions to (reductions in) nonperforming assets	(64)	(44)	(1)	(109)
Balance June 30, 2018	$340	$725	$26	$1,091

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Excludes $1.8 billion and $1.9 billion at June 30, 2018 and December 31, 2017, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(c)	Foreclosed GNMA loans of $237 million and $267 million at June 30, 2018, and December 31, 2017, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Commercial
Commercial	.23%	.33%	.24%	.33%
Lease financing	.29	.22	.29	.26
Total commercial	.24	.33	.24	.33
Commercial Real Estate
Commercial mortgages	–	(.09)	(.03)	(.05)
Construction and development	–	(.07)	.02	(.05)
Total commercial real estate	–	(.08)	(.02)	(.05)
Residential Mortgages	.03	.05	.04	.07
Credit Card	3.97	3.97	3.99	3.83
Other Retail
Retail leasing	.15	.11	.15	.15
Home equity and second mortgages	(.05)	(.02)	(.04)	(.02)
Other	.76	.75	.77	.75
Total other retail	.43	.43	.45	.44
Total loans, excluding covered loans	.48	.50	.49	.50
Covered Loans	–	–	–	–
Total loans	.48%	.49%	.49%	.50%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $332 million for the second quarter and $673 million for the first six months of 2018, compared with $340 million and $675 million for the same periods of 2017. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2018 was 0.48 percent and 0.49 percent, respectively, compared with 0.49 percent and 0.50 percent, respectively, for the same periods of 2017. The year-over-year decreases in total net charge-offs reflected lower commercial loan net charge-offs, partially offset by higher credit card loan net charge-offs and lower commercial real estate recoveries.

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At June 30, 2018, the Company serviced the first lien on 42 percent of the home equity loans and lines in a junior lien position. The Company also considers information

U.S. Bancorp	17

received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $304 million or 1.9 percent of its total home equity portfolio at June 30, 2018, represented non-delinquent junior liens where the first lien was delinquent or modified.

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

At June 30, 2018, the allowance for credit losses was $4.4 billion (1.57 percent of period-end loans), compared with an allowance of $4.4 billion (1.58 percent of period-end loans) at December 31, 2017. The ratio of the allowance for credit losses to nonperforming loans was 484 percent at June 30, 2018, compared with 438 percent at December 31, 2017. The ratio of the allowance for credit losses to annualized loan net charge-offs was 331 percent at June 30, 2018, compared with 332 percent of full-year 2017 net charge-offs at December 31, 2017.

18	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2018	2017	2018	2017
Balance at beginning of period	$4,417	$4,366	$4,417	$4,357
Charge-Offs
Commercial
Commercial	77	97	165	187
Lease financing	6	7	12	13
Total commercial	83	104	177	200
Commercial real estate
Commercial mortgages	1	2	3	4
Construction and development	1	–	2	1
Total commercial real estate	2	2	5	5
Residential mortgages	12	16	25	33
Credit card	248	227	496	439
Other retail
Retail leasing	5	4	10	8
Home equity and second mortgages	6	9	12	17
Other	81	75	165	152
Total other retail	92	88	187	177
Covered loans (a)	–	–	–	–
Total charge-offs	437	437	890	854
Recoveries
Commercial
Commercial	23	22	55	41
Lease financing	2	4	4	6
Total commercial	25	26	59	47
Commercial real estate
Commercial mortgages	1	9	7	12
Construction and development	1	2	1	4
Total commercial real estate	2	11	8	16
Residential mortgages	8	8	14	13
Credit card	38	23	75	45
Other retail
Retail leasing	2	2	4	3
Home equity and second mortgages	8	10	15	19
Other	22	17	42	36
Total other retail	32	29	61	58
Covered loans (a)	–	–	–	–
Total recoveries	105	97	217	179
Net Charge-Offs
Commercial
Commercial	54	75	110	146
Lease financing	4	3	8	7
Total commercial	58	78	118	153
Commercial real estate
Commercial mortgages	–	(7)	(4)	(8)
Construction and development	–	(2)	1	(3)
Total commercial real estate	–	(9)	(3)	(11)
Residential mortgages	4	8	11	20
Credit card	210	204	421	394
Other retail
Retail leasing	3	2	6	5
Home equity and second mortgages	(2)	(1)	(3)	(2)
Other	59	58	123	116
Total other retail	60	59	126	119
Covered loans (a)	–	–	–	–
Total net charge-offs	332	340	673	675
Provision for credit losses	327	350	668	695
Other changes (b)	(1)	1	(1)	–
Balance at end of period (c)	$4,411	$4,377	$4,411	$4,377
Components
Allowance for loan losses	$3,920	$3,856
Liability for unfunded credit commitments	491	521
Total allowance for credit losses	$4,411	$4,377
Allowance for Credit Losses as a Percentage of
Period-end loans, excluding covered loans	1.58%	1.59%
Nonperforming loans, excluding covered loans	484	385
Nonperforming and accruing loans 90 days or more past due, excluding covered loans	309	270
Nonperforming assets, excluding covered assets	412	331
Annualized net charge-offs, excluding covered loans	330	319
Period-end loans	1.57%	1.58%
Nonperforming loans	484	383
Nonperforming and accruing loans 90 days or more past due	284	246
Nonperforming assets	404	324
Annualized net charge-offs	331	321

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.
(c)	At June 30, 2018 and 2017, $1.7 billion and $1.6 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

U.S. Bancorp	19

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2018, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2017. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2017, for further discussion on residual value risk management.

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

Interest Rate Risk Management In the banking industry, changes in interest rates are a significant risk that can impact earnings, market valuations and the safety and soundness of an entity. To manage the impact on net interest income and the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Management Committee (“ALCO”) and approved by the Board of Directors. The ALCO has the responsibility for approving and ensuring compliance with the ALCO management policies, including interest rate risk exposure. The Company uses net interest income simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk. The Company has established policy limits within which it manages the overall interest rate risk profile, and at June 30, 2018 and December 31, 2017, the Company was within those limits.

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. While the Company utilizes assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. For example, if deposit outflows are more limited (stable) than the assumptions the Company used in preparing Table 9, the projected impact to net interest income would increase to 1.93 percent in the “Up 50 basis point (“bps”)” and 3.90 percent in the “Up 200 bps” scenarios. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on net interest income simulation analysis.

Table 9	Sensitivity of Net Interest Income

	June 30, 2018				December 31, 2017
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(1.55)%	1.28%	(4.02)%	1.67%	(2.07)%	1.13%	*	1.72%

*	Given the level of interest rates, downward rate scenario is not computed.

20	U.S. Bancorp

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. A 200 bps increase would have resulted in a 3.7 percent decrease in the market value of equity at June 30, 2018, compared with a 3.1 percent decrease at December 31, 2017. A 200 bps decrease would have resulted in a 5.5 percent decrease in the market value of equity at June 30, 2018, compared with an 8.0 percent decrease at December 31, 2017. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on market value of equity modeling.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At June 30, 2018, the Company had $4.4 billion of forward commitments to sell, hedging $2.3 billion of MLHFS and $2.5 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.

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

U.S. Bancorp	21

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

The average, high, low and period-end one-day VaR amounts for the Company’s trading positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2018	2017
Average	$1	$1
High	1	1
Low	1	1
Period-end	1	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR during the six months ended June 30, 2018 and 2017. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end one-day Stressed VaR amounts for the Company’s trading positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2018	2017
Average	$5	$4
High	8	5
Low	2	3
Period-end	7	3

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

The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Six Months Ended June 30 (Dollars in Millions)	2018	2017
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$–
High	2	1
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$6	$8
High	7	10
Low	5	6

22	U.S. Bancorp

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

The Company’s Board of Directors approves the Company’s liquidity policy. The Risk Management Committee of the Company’s Board of Directors oversees the Company’s liquidity risk management process and approves a contingency funding plan. The ALCO reviews the Company’s liquidity policy and limits, and regularly assesses the Company’s ability to meet funding requirements arising from adverse company-specific or market events.

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow at the FHLB and the Federal Reserve Bank’s Discount Window. At June 30, 2018, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $100.5 billion, compared with $100.3 billion at December 31, 2017. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At June 30, 2018, the Company could have borrowed an additional $93.8 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $340.1 billion at June 30, 2018, compared with $347.2 billion at December 31, 2017. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $37.2 billion at June 30, 2018, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $18.1 billion at June 30, 2018, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At June 30, 2018, parent company long-term debt outstanding was $16.6 billion, compared with $15.8 billion at December 31, 2017. The increase was primarily due to the issuance of $850 million of medium-term notes. As of June 30, 2018, there was $1.5 billion of parent company debt scheduled to mature in the remainder of 2018.

The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. At June 30, 2018, the Company was compliant with this requirement.

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

U.S. Bancorp	23

multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2018, the Company had an aggregate amount on deposit with European banks of approximately $7.8 billion, predominately with the Central Bank of Ireland and Bank of England.

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

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, which includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive, which is currently the standardized approach. Beginning January 1, 2018, the regulatory capital requirements reflect the full implementation of Basel III. Prior to 2018, the Company’s capital ratios reflected certain transitional adjustments. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at June 30, 2018 and December 31, 2017. All regulatory ratios exceeded regulatory “well-capitalized” requirements. At June 30, 2018, the Company’s common equity tier 1 capital ratio using the Basel III standardized approach was 9.1 percent, compared with an estimated fully implemented common equity tier 1 capital ratio using the Basel III standardized approach of 9.1 percent at December 31, 2017.

The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the standardized approach, was 7.8 percent and 9.3 percent, respectively, at June 30, 2018, compared with 7.6 percent and 9.4 percent, respectively, at December 31, 2017.

Total U.S. Bancorp shareholders’ equity was $49.6 billion at June 30, 2018, compared with $49.0 billion at December 31, 2017. The increase was primarily the result of the Company’s earnings, partially offset by common share repurchases, dividends and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss).

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2018	December 31, 2017
Basel III standardized approach:
Common equity tier 1 capital	$34,161	$34,369
Tier 1 capital	39,611	39,806
Total risk-based capital	47,258	47,503
Risk-weighted assets	375,466	367,771
Common equity tier 1 capital as a percent of risk-weighted assets	9.1%	9.3%
Tier 1 capital as a percent of risk-weighted assets	10.5	10.8
Total risk-based capital as a percent of risk-weighted assets	12.6	12.9
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.9	8.9
Basel III advanced approaches:
Common equity tier 1 capital	$34,161	$34,369
Tier 1 capital	39,611	39,806
Total risk-based capital	44,251	44,477
Risk-weighted assets	293,653	287,211
Common equity tier 1 capital as a percent of risk-weighted assets	11.6%	12.0%
Tier 1 capital as a percent of risk-weighted assets	13.5	13.9
Total risk-based capital as a percent of risk-weighted assets	15.1	15.5
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (supplementary leverage ratio)	7.1

24	U.S. Bancorp

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the second quarter of 2018:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (b) (In Millions)
April	6,724,450	(c)	$50.76	6,624,450	$338
May	4,010,194		50.59	4,010,194	135
June	2,660,658	(d)	51.33	2,585,658	–
Total	13,395,302	(e)	$50.82	13,220,302	$–

(a)	All shares were purchased under the July 1, 2017 through June 30, 2018, $2.6 billion common stock repurchase authorization program announced on June 28, 2017.
(b)	The dollar value of shares subject to the stock repurchase program announced on June 28, 2018 are not reflected in this column.
(c)	Includes 100,000 shares of common stock purchased, at an average price per share of $50.32, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan.
(d)	Includes 75,000 shares of common stock purchased, at an average price per share of $51.06, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s Employee Retirement Savings Plan.
(e)	Includes 175,000 shares of common stock purchased, at an average price per share of $50.64, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s Employee Retirement Savings Plan.

On June 28, 2018, the Company announced its Board of Directors had approved an authorization to repurchase up to $3.0 billion of its common stock, from July 1, 2018 through June 30, 2019.

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

Corporate and Commercial Banking Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Corporate and Commercial Banking contributed $417 million of the Company’s net income in the second quarter and $808 million in the first six months of 2018, or increases of $41 million (10.9 percent) and $94 million (13.2 percent), respectively, compared with the same periods of 2017.

Net revenue decreased $19 million (2.0 percent) in the second quarter and $42 million (2.2 percent) in the first six months of 2018, compared with the same periods of 2017, primarily due to decreases in noninterest income. The decrease in noninterest income for the first six months of 2018, compared with the same period of 2017, was partially offset by an increase in net interest income. Noninterest income decreased $19 million (7.9 percent) in the second quarter and $56 million (11.5 percent) in the first six months of 2018, compared with the same periods of 2017, primarily due to lower commercial leasing revenue, trading revenue and loan fees. Noninterest income further decreased in the first six months of 2018, compared with the same period of 2017, due to stronger prior year capital markets volume. Net interest income, on a taxable-equivalent basis, was unchanged in the second quarter and increased $14 million (1.0 percent) in the first six months of 2018, compared with the same periods of 2017, primarily due to the impact of rising rates on the margin benefit from deposits, offset by lower rates on loans, reflecting a competitive marketplace, and lower noninterest-bearing deposits.

Noninterest expense increased $10 million (2.5 percent) in the second quarter and $19 million (2.4 percent) in the first six months of 2018, compared with the same periods of 2017, primarily due to increases in net shared services expense driven by technology development and investment in infrastructure. The provision for credit losses increased $6 million (33.3 percent) in the second quarter of 2018, compared with the second quarter of 2017, reflecting an unfavorable change in the reserve allocation, partially offset by lower net charge-offs. The provision for credit losses decreased $16 million (88.9 percent) in the first six months of 2018, compared with the same period of 2017, primarily due to lower net charge-offs, partially offset by an unfavorable change in the reserve allocation.

U.S. Bancorp	25

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking
Three Months Ended June 30 (Dollars in Millions)	2018	2017	Percent Change	2018	2017	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$725	$725	–%	$1,539	$1,466	5.0%
Noninterest income	223	242	(7.9)	590	606	(2.6)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	948	967	(2.0)	2,129	2,072	2.8
Noninterest expense	403	393	2.5	1,347	1,295	4.0
Other intangibles	1	1	–	7	7	–
Total noninterest expense	404	394	2.5	1,354	1,302	4.0
Income before provision and income taxes	544	573	(5.1)	775	770	.6
Provision for credit losses	(12)	(18)	33.3	60	90	(33.3)
Income before income taxes	556	591	(5.9)	715	680	5.1
Income taxes and taxable-equivalent adjustment	139	215	(35.3)	179	247	(27.5)
Net income	417	376	10.9	536	433	23.8
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$417	$376	10.9	$536	$433	23.8
Average Balance Sheet
Commercial	$74,813	$73,399	1.9%	$10,028	$10,227	(1.9)%
Commercial real estate	18,697	20,820	(10.2)	18,172	18,503	(1.8)
Residential mortgages	6	6	–	57,591	55,778	3.3
Credit card	–	–	–	–	–	–
Other retail	1	–	*	53,409	52,479	1.8
Total loans, excluding covered loans	93,517	94,225	(.8)	139,200	136,987	1.6
Covered loans	–	–	–	2,897	3,533	(18.0)
Total loans	93,517	94,225	(.8)	142,097	140,520	1.1
Goodwill	1,647	1,647	–	3,681	3,681	–
Other intangible assets	11	14	(21.4)	2,932	2,730	7.4
Assets	102,585	103,105	(.5)	156,803	154,221	1.7
Noninterest-bearing deposits	33,379	36,438	(8.4)	27,565	27,287	1.0
Interest checking	9,545	9,545	–	50,599	47,332	6.9
Savings products	42,448	45,780	(7.3)	62,203	60,645	2.6
Time deposits	18,370	13,556	35.5	12,779	12,804	(.2)
Total deposits	103,742	105,319	(1.5)	153,146	148,068	3.4
Total U.S. Bancorp shareholders’ equity	10,500	9,921	5.8	12,244	11,435	7.1

	Corporate and Commercial Banking			Consumer and Business Banking
Six Months Ended June 30 (Dollars in Millions)	2018	2017	Percent Change	2018	2017	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,447	$1,433	1.0%	$3,069	$2,894	6.0%
Noninterest income	431	490	(12.0)	1,160	1,177	(1.4)
Securities gains (losses), net	–	(3)	*	–	–	–
Total net revenue	1,878	1,920	(2.2)	4,229	4,071	3.9
Noninterest expense	797	778	2.4	2,668	2,574	3.7
Other intangibles	2	2	–	14	14	–
Total noninterest expense	799	780	2.4	2,682	2,588	3.6
Income before provision and income taxes	1,079	1,140	(5.4)	1,547	1,483	4.3
Provision for credit losses	2	18	(88.9)	116	155	(25.2)
Income before income taxes	1,077	1,122	(4.0)	1,431	1,328	7.8
Income taxes and taxable-equivalent adjustment	269	408	(34.1)	358	483	(25.9)
Net income	808	714	13.2	1,073	845	27.0
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$808	$714	13.2	$1,073	$845	27.0
Average Balance Sheet
Commercial	$74,813	$72,912	2.6%	$9,931	$10,069	(1.4)%
Commercial real estate	18,915	21,062	(10.2)	18,194	18,527	(1.8)
Residential mortgages	6	7	(14.3)	57,327	55,510	3.3
Credit card	–	–	–	–	–	–
Other retail	1	–	*	54,203	52,083	4.1
Total loans, excluding covered loans	93,735	93,981	(.3)	139,655	136,189	2.5
Covered loans	–	–	–	2,972	3,625	(18.0)
Total loans	93,735	93,981	(.3)	142,627	139,814	2.0
Goodwill	1,647	1,647	–	3,681	3,681	–
Other intangible assets	11	14	(21.4)	2,902	2,749	5.6
Assets	102,615	102,712	(.1)	157,164	153,932	2.1
Noninterest-bearing deposits	33,893	36,697	(7.6)	27,456	27,122	1.2
Interest checking	9,519	9,401	1.3	49,988	46,809	6.8
Savings products	43,188	47,291	(8.7)	61,867	60,244	2.7
Time deposits	17,452	13,023	34.0	12,678	13,003	(2.5)
Total deposits	104,052	106,412	(2.2)	151,989	147,178	3.3
Total U.S. Bancorp shareholders’ equity	10,459	9,801	6.7	12,232	11,478	6.6

*	Not meaningful
(a)	Presented net of related rewards and rebate costs and certain partner payments of $533 million and $493 million for the three months ended June 30, 2018 and 2017, respectively, and $1.1 billion and $961 million for the six months ended June 30, 2018 and 2017, respectively.
(b)	Includes revenue generated from certain contracts with customers of $1.9 billion and $1.8 billion for the three months ended June 30, 2018 and 2017, respectively, and $3.7 billion and $3.5 billion for the six months ended June 30, 2018 and 2017, respectively.

26	U.S. Bancorp

Wealth Management and Investment Services			Payment Services					Treasury and Corporate Support			Consolidated Company
2018	2017	Percent Change	2018		2017		Percent Change	2018	2017	Percent Change	2018		2017		Percent Change

$ 290	$260	11.5%	$592		$581		1.9%	$80	$68	17.6%	$3,226		$3,100		4.1%
430	412	4.4	903	(a)	850	(a)	6.2	258	229	12.7	2,404	(b)	2,339	(b)	2.8
–	–	–	–		–		–	10	9	11.1	10		9		11.1
720	672	7.1	1,495		1,431		4.5	348	306	13.7	5,640		5,448		3.5
443	388	14.2	705		665		6.0	147	200	(26.5)	3,045		2,941		3.5
4	5	(20.0)	28		30		(6.7)	–	–	–	40		43		(7.0)
447	393	13.7	733		695		5.5	147	200	(26.5)	3,085		2,984		3.4
273	279	(2.2)	762		736		3.5	201	106	89.6	2,555		2,464		3.7
–	(1)	*	281		283		(.7)	(2)	(4)	50.0	327		350		(6.6)
273	280	(2.5)	481		453		6.2	203	110	84.5	2,228		2,114		5.4
68	102	(33.3)	120		165		(27.3)	(36)	(127)	71.7	470		602		(21.9)
205	178	15.2	361		288		25.3	239	237	.8	1,758		1,512		16.3
–	–	–	–		(6)		*	(8)	(6)	(33.3)	(8)		(12)		33.3
$ 205	$178	15.2	$361		$282		28.0	$231	$231	–	$1,750		$1,500		16.7

$ 3,737	$3,375	10.7%	$8,963		$7,975		12.4%	$812	$662	22.7%	$98,353		$95,638		2.8%
519	507	2.4	–		–		–	2,469	2,719	(9.2)	39,857		42,549		(6.3)
3,232	2,752	17.4	–		–		–	5	8	(37.5)	60,834		58,544		3.9
–	–	–	21,220		20,631		2.9	–	–	–	21,220		20,631		2.9
1,645	1,684	(2.3)	408		464		(12.1)	–	–	–	55,463		54,627		1.5
9,133	8,318	9.8	30,591		29,070		5.2	3,286	3,389	(3.0)	275,727		271,989		1.4
–	–	–	–		–		–	–	6	*	2,897		3,539		(18.1)
9,133	8,318	9.8	30,591		29,070		5.2	3,286	3,395	(3.2)	278,624		275,528		1.1
1,569	1,567	.1	2,536		2,458		3.2	–	–	–	9,433		9,353		.9
66	83	(20.5)	392		408		(3.9)	–	–	–	3,401		3,235		5.1
12,107	11,437	5.9	36,552		34,779		5.1	146,442	142,563	2.7	454,489		446,105		1.9
14,767	15,952	(7.4)	1,085		1,015		6.9	2,191	2,018	8.6	78,987		82,710		(4.5)
9,737	10,362	(6.0)	–		–		–	37	51	(27.5)	69,918		67,290		3.9
43,084	43,333	(.6)	106		102		3.9	561	441	27.2	148,402		150,301		(1.3)
3,887	4,285	(9.3)	3		2		50.0	2,476	224	*	37,515		30,871		21.5
71,475	73,932	(3.3)	1,194		1,119		6.7	5,265	2,734	92.6	334,822		331,172		1.1
2,424	2,365	2.5	6,602		6,228		6.0	17,552	18,324	(4.2)	49,322		48,273		2.2

Wealth Management and Investment Services			Payment Services					Treasury and Corporate Support			Consolidated Company
2018	2017	Percent Change	2018		2017		Percent Change	2018	2017	Percent Change	2018		2017		Percent Change

$ 572	$503	13.7%	$1,202		$1,177		2.1%	$133	$123	8.1%	$6,423		$6,130		4.8%
861	810	6.3	1,751	(a)	1,648	(a)	6.3	468	444	5.4	4,671	(b)	4,569	(b)	2.2
–	–	–	–		–		–	15	41	(63.4)	15		38		(60.5)
1,433	1,313	9.1	2,953		2,825		4.5	616	608	1.3	11,109		10,737		3.5
857	779	10.0	1,408		1,308		7.6	331	367	(9.8)	6,061		5,806		4.4
8	10	(20.0)	55		61		(9.8)	–	–	–	79		87		(9.2)
865	789	9.6	1,463		1,369		6.9	331	367	(9.8)	6,140		5,893		4.2
568	524	8.4	1,490		1,456		2.3	285	241	18.3	4,969		4,844		2.6
1	–	*	553		524		5.5	(4)	(2)	*	668		695		(3.9)
567	524	8.2	937		932		.5	289	243	18.9	4,301		4,149		3.7
142	191	(25.7)	234		339		(31.0)	(142)	(270)	47.4	861		1,151		(25.2)
425	333	27.6	703		593		18.5	431	513	(16.0)	3,440		2,998		14.7
–	–	–	–		(13)		*	(15)	(12)	(25.0)	(15)		(25)		40.0
$ 425	$333	27.6	$703		$580		21.2	$416	$501	(17.0)	$3,425		$2,973		15.2

$ 3,699	$3,283	12.7%	$8,660		$7,794		11.1%	$809	$636	27.2%	$97,912		$94,694		3.4%
515	510	1.0	–		–		–	2,486	2,753	(9.7)	40,110		42,852		(6.4)
3,167	2,699	17.3	–		–		–	5	8	(37.5)	60,505		58,224		3.9
–	–	–	21,252		20,737		2.5	–	–	–	21,252		20,737		2.5
1,633	1,653	(1.2)	416		472		(11.9)	–	–	–	56,253		54,208		3.8
9,014	8,145	10.7	30,328		29,003		4.6	3,300	3,397	(2.9)	276,032		270,715		2.0
–	–	–	–		–		–	–	10	*	2,972		3,635		(18.2)
9,014	8,145	10.7	30,328		29,003		4.6	3,300	3,407	(3.1)	279,004		274,350		1.7
1,569	1,567	.1	2,539		2,455		3.4	–	–	–	9,436		9,350		.9
68	85	(20.0)	394		422		(6.6)	–	–	–	3,375		3,270		3.2
11,997	11,444	4.8	36,364		34,672		4.9	146,249	140,961	3.8	454,389		443,721		2.4
14,558	14,905	(2.3)	1,106		1,019		8.5	2,221	1,986	11.8	79,234		81,729		(3.1)
10,590	10,234	3.5	–		–		–	39	46	(15.2)	70,136		66,490		5.5
42,385	42,748	(.8)	105		101		4.0	535	448	19.4	148,080		150,832		(1.8)
3,792	4,519	(16.1)	3		2		50.0	3,327	212	*	37,252		30,759		21.1
71,325	72,406	(1.5)	1,214		1,122		8.2	6,122	2,692	*	334,702		329,810		1.5
2,412	2,383	1.2	6,612		6,316		4.7	17,360	18,121	(4.2)	49,075		48,099		2.0

U.S. Bancorp	27

Consumer and Business Banking Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $536 million of the Company’s net income in the second quarter and $1.1 billion in the first six months of 2018, or increases of $103 million (23.8 percent) and $228 million (27.0 percent), respectively, compared with the same periods of 2017.

Net revenue increased $57 million (2.8 percent) in the second quarter and $158 million (3.9 percent) in the first six months of 2018, compared with the same periods of 2017. Net interest income, on a taxable-equivalent basis, increased $73 million (5.0 percent) in the second quarter and $175 million (6.0 percent) in the first six months of 2018, compared with the same periods of 2017. The increases were primarily due to the impact of rising rates on the margin benefit from deposits along with growth in average loan and deposit balances, partially offset by lower rates on loans. Noninterest income decreased $16 million (2.6 percent) in the second quarter and $17 million (1.4 percent) in the first six months of 2018, compared with the same periods of 2017, principally driven by lower mortgage banking revenue, consistent with industry trends, primarily due to lower mortgage production, partially offset by a favorable change in the valuation of MSRs, net of hedging activities. Further, the decreases were driven by a reduction in other noninterest income as a result of lower end of term gains in retail leasing revenue due to lower volumes. These decreases were partially offset by higher ATM processing services fees and deposit service charges, reflecting higher transaction volumes.

Noninterest expense increased $52 million (4.0 percent) in the second quarter and $94 million (3.6 percent) in the first six months of 2018, compared with the same periods of 2017, primarily due to higher net shared services expense and higher personnel expense reflecting the impact of investments supporting business growth and development as well as higher production related incentives. These increases were partially offset by lower mortgage banking costs. The provision for credit losses decreased $30 million (33.3 percent) in the second quarter and $39 million (25.2 percent) in the first six months of 2018, compared with the same periods of 2017, reflecting lower net charge-offs as well as favorable changes in the reserve allocation.

Wealth Management and Investment Services Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Investment Services contributed $205 million of the Company’s net income in the second quarter and $425 million in the first six months of 2018, or increases of $27 million (15.2 percent) and $92 million (27.6 percent), respectively, compared with the same periods of 2017.

Net revenue increased $48 million (7.1 percent) in the second quarter and $120 million (9.1 percent) in the first six months of 2018, compared with the same periods of 2017. Net interest income, on a taxable-equivalent basis, increased $30 million (11.5 percent) in the second quarter and $69 million (13.7 percent) in the first six months of 2018, compared with the same periods of 2017. The increases were primarily due to the impact of rising rates on the margin benefit from deposits. Noninterest income increased $18 million (4.4 percent) in the second quarter and $51 million (6.3 percent) in the first six months of 2018, compared with the same periods of 2017, principally due to favorable market conditions, business growth and net asset inflows.

Noninterest expense increased $54 million (13.7 percent) in the second quarter and $76 million (9.6 percent) in the first six months of 2018, compared with the same periods of 2017, primarily as a result of settling certain litigation matters, and higher net shared services expense and personnel expense driven by investments to support business growth, higher production related incentives and increased staffing to support business development.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $361 million of the Company’s net income in the second quarter and $703 million in the first six months of 2018, or increases of $79 million (28.0 percent) and $123 million (21.2 percent), respectively, compared with the same periods of 2017.

Net revenue increased $64 million (4.5 percent) in the second quarter and $128 million (4.5 percent) in the first six months of 2018, compared with the same periods of 2017. Net interest income, on a taxable-equivalent basis, increased $11 million (1.9 percent) in the second quarter and $25 million (2.1 percent) in the first six months of 2018, compared with the same periods of 2017, primarily due to higher loan volumes. Noninterest income increased $53 million (6.2 percent) in the second quarter and $103 million (6.3 percent) in

28	U.S. Bancorp

the first six months of 2018, compared with the same periods of 2017, primarily due to higher credit and debit card revenue and higher corporate payment products revenue, both driven by higher sales volumes.

Noninterest expense increased $38 million (5.5 percent) in the second quarter and $94 million (6.9 percent) in the first six months of 2018, compared with the same periods of 2017, principally due to higher net shared services expense and personnel expense driven by implementation costs of capital investments, higher production related incentives and increased staffing to support business development. The provision for credit losses decreased $2 million (0.7 percent) in the second quarter of 2018, compared with the second quarter of 2017, reflecting a favorable change in the reserve allocation, mostly offset by higher net charge-offs. The provision for credit losses increased $29 million (5.5 percent) in the first six months of 2018, compared with the same period of 2017, primarily due to higher net charge-offs, partially offset by a favorable change in the reserve allocation.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $231 million in the second quarter and $416 million in the first six months of 2018, compared with $231 million and $501 million in the same periods of 2017, respectively.

Net revenue increased $42 million (13.7 percent) in the second quarter and $8 million (1.3 percent) in the first six months of 2018, compared with the same periods of 2017. Net interest income, on a taxable-equivalent basis, increased $12 million (17.6 percent) in the second quarter and $10 million (8.1 percent) in the first six months of 2018, compared with the same periods of 2017, primarily due to growth in the investment portfolio, partially offset by higher funding costs. Noninterest income increased $30 million (12.6 percent) in the second quarter and decreased $2 million (0.4 percent) in the first six months of 2018, compared with the same periods of 2017, reflecting a gain on the sale of student loans in the second quarter of 2018 and changes in equity investment income. In addition, noninterest income for the first six months of 2018 reflected lower investment securities gains compared with the same period of the prior year.

Noninterest expense decreased $53 million (26.5 percent) in the second quarter and $36 million (9.8 percent) in the first six months of 2018, compared with the same periods of 2017, as a result of the allocation of previously reserved litigation items to the business units, at settlement, and a favorable change in net shared services expense allocated to manage the business. Partially offsetting these decreases was higher personnel expense driven by increased staffing, higher variable compensation, and technology development related to business development efforts. The provision for credit losses was $2 million higher in the second quarter of 2018, compared with the second quarter of 2017, due to higher net charge-offs, partially offset by a favorable change in the reserve allocation. The provision for credit losses was $2 million lower in the first six months of 2018, compared with the same period of 2017, due to a favorable change in the reserve allocation, partially offset by higher net charge-offs.

Income taxes are assessed to each line of business at a managerial tax rate of 25.0 percent starting in 2018 due to tax reform, compared with 36.4 percent in 2017. The residual tax expense or benefit to arrive at the consolidated effective tax rate is included in Treasury and Corporate Support.

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

U.S. Bancorp	29

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

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	June 30, 2018	December 31, 2017
Total equity	$50,257	$49,666
Preferred stock	(5,419)	(5,419)
Noncontrolling interests	(629)	(626)
Goodwill (net of deferred tax liability) (1)	(8,585)	(8,613)
Intangible assets, other than mortgage servicing rights	(571)	(583)
Tangible common equity (a)	35,053	34,425

Total assets	461,329	462,040
Goodwill (net of deferred tax liability) (1)	(8,585)	(8,613)
Intangible assets, other than mortgage servicing rights	(571)	(583)
Tangible assets (b)	452,173	452,844

Risk-weighted assets, determined in accordance with the Basel III standardized approach (c)	375,466	367,771
Tangible common equity (as calculated above)		34,425
Adjustments (2)		(550)
Common equity tier 1 capital estimated for the Basel III fully implemented standardized and advanced approaches (d)		33,875

Risk-weighted assets, determined in accordance with prescribed transitional standardized approach regulatory requirements		367,771
Adjustments (3)		4,473
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)		372,244

Risk-weighted assets, determined in accordance with prescribed transitional advanced approaches regulatory requirements		287,211
Adjustments (4)		4,769
Risk-weighted assets estimated for the Basel III fully implemented advanced approaches (f)		291,980

Ratios
Tangible common equity to tangible assets (a)/(b)	7.8%	7.6%
Tangible common equity to risk-weighted assets (a)/(c)	9.3	9.4
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (d)/(e)		9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (d)/(f)		11.6

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net interest income	$3,197	$3,049	$6,365	$6,029
Taxable-equivalent adjustment (5)	29	51	58	101
Net interest income, on a taxable-equivalent basis	3,226	3,100	6,423	6,130

Net interest income, on a taxable-equivalent basis (as calculated above)	3,226	3,100	6,423	6,130
Noninterest income	2,414	2,348	4,686	4,607
Less: Securities gains (losses), net	10	9	15	38
Total net revenue, excluding net securities gains (losses) (g)	5,630	5,439	11,094	10,699

Noninterest expense (h)	3,085	2,984	6,140	5,893

Efficiency ratio (h)/(g)	54.8%	54.9%	55.3%	55.1%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income (loss) and other adjustments.
(3)	Includes higher risk-weighting for unfunded loan commitments, investment securities, residential mortgages, MSRs and other adjustments.
(4)	Primarily reflects higher risk-weighting for MSRs.
(5)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent for 2018 and 35 percent for 2017.

30	U.S. Bancorp

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, purchased loans and related indemnification assets, MSRs, goodwill and other intangibles and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December  31, 2017.

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

U.S. Bancorp	31

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$19,021	$19,505
Investment securities
Held-to-maturity (fair value $44,617 and $43,723, respectively)	46,055	44,362
Available-for-sale ($2,205 and $689 pledged as collateral, respectively) (a)	66,347	68,137
Loans held for sale (including $3,248 and $3,534 of mortgage loans carried at fair value, respectively)	3,256	3,554
Loans
Commercial	99,357	97,561
Commercial real estate	39,399	40,463
Residential mortgages	61,309	59,783
Credit card	21,566	22,180
Other retail	55,723	57,324
Total loans, excluding covered loans	277,354	277,311
Covered loans	2,823	3,121
Total loans	280,177	280,432
Less allowance for loan losses	(3,920)	(3,925)
Net loans	276,257	276,507
Premises and equipment	2,431	2,432
Goodwill	9,425	9,434
Other intangible assets	3,415	3,228
Other assets (including $684 and $238 of trading securities at fair value pledged as collateral, respectively) (a)	35,122	34,881
Total assets	$461,329	$462,040
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$82,215	$87,557
Interest-bearing (b)	257,865	259,658
Total deposits	340,080	347,215
Short-term borrowings	18,136	16,651
Long-term debt	37,172	32,259
Other liabilities	15,684	16,249
Total liabilities	411,072	412,374
Shareholders’ equity
Preferred stock	5,419	5,419
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 6/30/18 and 12/31/17 — 2,125,725,742 shares	21	21
Capital surplus	8,468	8,464
Retained earnings	56,742	54,142
Less cost of common stock in treasury: 6/30/18 — 489,643,411 shares; 12/31/17 — 470,080,231 shares	(18,707)	(17,602)
Accumulated other comprehensive income (loss)	(2,315)	(1,404)
Total U.S. Bancorp shareholders’ equity	49,628	49,040
Noncontrolling interests	629	626
Total equity	50,257	49,666
Total liabilities and equity	$461,329	$462,040

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	lncludes time deposits greater than $250,000 balances of $7.7 billion and $6.8 billion at June 30, 2018 and December 31, 2017, respectively.

See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Interest Income
Loans	$3,197	$2,889	$6,292	$5,679
Loans held for sale	39	29	72	64
Investment securities	653	555	1,266	1,085
Other interest income	59	46	109	84
Total interest income	3,948	3,519	7,739	6,912
Interest Expense
Deposits	427	238	772	437
Short-term borrowings	86	33	161	57
Long-term debt	238	199	441	389
Total interest expense	751	470	1,374	883
Net interest income	3,197	3,049	6,365	6,029
Provision for credit losses	327	350	668	695
Net interest income after provision for credit losses	2,870	2,699	5,697	5,334
Noninterest Income
Credit and debit card revenue	351	330	675	629
Corporate payment products revenue	158	140	312	277
Merchant processing services	387	381	750	735
ATM processing services	90	75	169	146
Trust and investment management fees	401	380	799	748
Deposit service charges	183	179	365	351
Treasury management fees	155	160	305	313
Commercial products revenue	234	243	454	490
Mortgage banking revenue	191	212	375	419
Investment products fees	47	44	93	86
Realized securities gains (losses), net	10	9	15	38
Other	207	195	374	375
Total noninterest income	2,414	2,348	4,686	4,607
Noninterest Expense
Compensation	1,542	1,416	3,065	2,807
Employee benefits	299	274	629	575
Net occupancy and equipment	262	255	527	502
Professional services	95	105	178	201
Marketing and business development	111	109	208	199
Technology and communications	242	223	477	440
Postage, printing and supplies	80	81	160	162
Other intangibles	40	43	79	87
Other	414	478	817	920
Total noninterest expense	3,085	2,984	6,140	5,893
Income before income taxes	2,199	2,063	4,243	4,048
Applicable income taxes	441	551	803	1,050
Net income	1,758	1,512	3,440	2,998
Net (income) loss attributable to noncontrolling interests	(8)	(12)	(15)	(25)
Net income attributable to U.S. Bancorp	$1,750	$1,500	$3,425	$2,973
Net income applicable to U.S. Bancorp common shareholders	$1,678	$1,430	$3,275	$2,817
Earnings per common share	$1.02	$.85	$1.99	$1.67
Diluted earnings per common share	$1.02	$.85	$1.98	$1.66
Dividends declared per common share	$.30	$.28	$.60	$.56
Average common shares outstanding	1,642	1,684	1,647	1,689
Average diluted common shares outstanding	1,646	1,690	1,651	1,695

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp

Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net income	$1,758	$1,512	$3,440	$2,998
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on investment securities available-for-sale	(212)	328	(988)	455
Changes in unrealized gains and losses on derivative hedges	33	(37)	119	(30)
Foreign currency translation	(8)	(1)	5	9
Changes in unrealized gains and losses on retirement plans	2	–	(1)	–
Reclassification to earnings of realized gains and losses	21	26	50	37
Income taxes related to other comprehensive income (loss)	42	(123)	204	(182)
Total other comprehensive income (loss)	(122)	193	(611)	289
Comprehensive income	1,636	1,705	2,829	3,287
Comprehensive (income) loss attributable to noncontrolling interests	(8)	(12)	(15)	(25)
Comprehensive income attributable to U.S. Bancorp	$1,628	$1,693	$2,814	$3,262

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2016	1,697	$5,501	$21	$8,440	$50,151	$(15,280)	$(1,535)	$47,298	$635	$47,933
Net income (loss)					2,973			2,973	25	2,998
Other comprehensive income (loss)							289	289		289
Preferred stock dividends					(133)			(133)		(133)
Common stock dividends					(948)			(948)		(948)
Issuance of preferred stock		993						993		993
Redemption of preferred stock		(1,075)			(10)			(1,085)		(1,085)
Issuance of common and treasury stock	7			(111)		238		127		127
Purchase of treasury stock	(25)					(1,290)		(1,290)		(1,290)
Distributions to noncontrolling interests								–	(34)	(34)
Net other changes in noncontrolling interests								–	3	3
Stock option and restricted stock grants				96				96		96
Balance June 30, 2017	1,679	$5,419	$21	$8,425	$52,033	$(16,332)	$(1,246)	$48,320	$629	$48,949
Balance December 31, 2017	1,656	$5,419	$21	$8,464	$54,142	$(17,602)	$(1,404)	$49,040	$626	$49,666
Change in accounting principles (a)					299		(300)	(1)		(1)
Net income (loss)					3,425			3,425	15	3,440
Other comprehensive income (loss)							(611)	(611)		(611)
Preferred stock dividends					(134)			(134)		(134)
Common stock dividends					(990)			(990)		(990)
Issuance of common and treasury stock	4			(113)		161		48		48
Purchase of treasury stock	(24)					(1,266)		(1,266)		(1,266)
Distributions to noncontrolling interests								–	(15)	(15)
Net other changes in noncontrolling interests								–	3	3
Stock option and restricted stock grants				117				117		117
Balance June 30, 2018	1,636	$5,419	$21	$8,468	$56,742	$(18,707)	$(2,315)	$49,628	$629	$50,257

a)	Includes the impact of the reduced federal statutory tax rate for corporations included in 2017 tax reform legislation, reclassified out of accumulated other comprehensive income and into retained earnings as of the beginning of the period.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Six Months Ended June 30
	2018	2017
Operating Activities
Net income attributable to U.S. Bancorp	$3,425	$2,973
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	668	695
Depreciation and amortization of premises and equipment	149	146
Amortization of intangibles	79	87
(Gain) loss on sale of loans held for sale	(200)	(317)
(Gain) loss on sale of securities and other assets	(203)	(282)
Loans originated for sale in the secondary market, net of repayments	(15,836)	(16,337)
Proceeds from sales of loans held for sale	16,141	17,707
Other, net	466	107
Net cash provided by operating activities	4,689	4,779
Investing Activities
Proceeds from sales of available-for-sale investment securities	1,158	2,718
Proceeds from maturities of held-to-maturity investment securities	3,274	4,094
Proceeds from maturities of available-for-sale investment securities	5,684	6,417
Purchases of held-to-maturity investment securities	(6,433)	(4,784)
Purchases of available-for-sale investment securities	(4,640)	(9,883)
Net increase in loans outstanding	(882)	(4,122)
Proceeds from sales of loans	2,347	851
Purchases of loans	(1,924)	(1,537)
Other, net	(753)	(568)
Net cash used in investing activities	(2,169)	(6,814)
Financing Activities
Net (decrease) increase in deposits	(7,135)	12,672
Net increase in short-term borrowings	1,485	449
Proceeds from issuance of long-term debt	6,230	6,698
Principal payments or redemption of long-term debt	(1,233)	(2,175)
Proceeds from issuance of preferred stock	–	993
Proceeds from issuance of common stock	45	127
Repurchase of preferred stock	–	(1,085)
Repurchase of common stock	(1,266)	(1,282)
Cash dividends paid on preferred stock	(134)	(149)
Cash dividends paid on common stock	(996)	(954)
Net cash (used in) provided by financing activities	(3,004)	15,294
Change in cash and due from banks	(484)	13,259
Cash and due from banks at beginning of period	19,505	15,705
Cash and due from banks at end of period	$19,021	$28,964

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

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

U.S. Bancorp	37

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

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	June 30, 2018					December 31, 2017
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (a)	Other (b)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (a)	Other (b)	Fair Value
Held-to-maturity
U.S. Treasury and agencies	$5,143	$1	$–	$(203)	$4,941	$5,181	$5	$–	$(120)	$5,066
Residential agency mortgage-backed securities	40,880	34	–	(1,277)	39,637	39,150	48	–	(579)	38,619
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	4	–	–	4	–	4	–	–	4
Other	5	2	–	–	7	6	2	–	–	8
Obligations of state and political subdivisions	6	1	–	–	7	6	1	–	–	7
Obligations of foreign governments	9	–	–	–	9	7	–	–	–	7
Other	12	–	–	–	12	12	–	–	–	12
Total held-to-maturity	$46,055	$42	$–	$(1,480)	$44,617	$44,362	$60	$–	$(699)	$43,723
Available-for-sale
U.S. Treasury and agencies	$21,244	$2	$–	$(515)	$20,731	$23,586	$3	$–	$(288)	$23,301
Mortgage-backed securities
Residential agency	39,409	124	–	(1,113)	38,420	38,450	152	–	(571)	38,031
Commercial agency	6	–	–	–	6	6	–	–	–	6
Other asset-backed securities	405	6	–	–	411	413	6	–	–	419
Obligations of state and political subdivisions	6,866	49	–	(136)	6,779	6,240	147	–	(29)	6,358
Other	–	–	–	–	–	22	–	–	–	22
Total available-for-sale	$67,930	$181	$–	$(1,764)	$66,347	$68,717	$308	$–	$(888)	$68,137

(a)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(b)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 5.5 years at June 30, 2018, compared with 5.1 years at December 31, 2017. The corresponding weighted-average yields were 2.38 percent and 2.25 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 5.3 years at June 30, 2018 and 4.7 years at December 31, 2017. The corresponding weighted-average yields were 2.32 percent and 2.14 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at June 30, 2018, refer to Table 4 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $10.4 billion at June 30, 2018, and $12.8 billion at December 31, 2017, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties

38	U.S. Bancorp

have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $2.2 billion at June 30, 2018, and $689 million at December 31, 2017.

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2018	2017	2018	2017
Taxable	$597	$507	$1,158	$990
Non-taxable	56	48	108	95
Total interest income from investment securities	$653	$555	$1,266	$1,085

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2018	2017	2018	2017
Realized gains	$10	$9	$15	$56
Realized losses	–	–	–	(18)
Net realized gains (losses)	$10	$9	$15	$38
Income tax (benefit) on net realized gains (losses)	$3	$4	$4	$15

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, the credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for investment securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other-than-temporary impairment recorded was immaterial for the three and six months ended June 30, 2018 and 2017.

At June 30, 2018, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2018:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$2,250	$(52)	$2,541	$(151)	$4,791	$(203)
Residential agency mortgage-backed securities	21,722	(585)	13,791	(692)	35,513	(1,277)
Other asset-backed securities	–	–	2	–	2	–
Other	–	–	11	–	11	–
Total held-to-maturity	$23,972	$(637)	$16,345	$(843)	$40,317	$(1,480)
Available-for-sale
U.S. Treasury and agencies	$12,332	$(294)	$8,199	$(221)	$20,531	$(515)
Residential agency mortgage-backed securities	13,044	(305)	17,989	(808)	31,033	(1,113)
Commercial agency mortgage-backed securities	6	–	–	–	6	–
Obligations of state and political subdivisions	2,827	(48)	1,245	(88)	4,072	(136)
Total available-for-sale	$28,209	$(647)	$27,433	$(1,117)	$55,642	$(1,764)

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

U.S. Bancorp	39

par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2018, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

Note 4	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	June 30, 2018		December 31, 2017
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$93,786	33.5%	$91,958	32.8%
Lease financing	5,571	2.0	5,603	2.0
Total commercial	99,357	35.5	97,561	34.8
Commercial Real Estate
Commercial mortgages	28,187	10.0	29,367	10.5
Construction and development	11,212	4.0	11,096	4.0
Total commercial real estate	39,399	14.0	40,463	14.5
Residential Mortgages
Residential mortgages	48,682	17.4	46,685	16.6
Home equity loans, first liens	12,627	4.5	13,098	4.7
Total residential mortgages	61,309	21.9	59,783	21.3
Credit Card	21,566	7.7	22,180	7.9
Other Retail
Retail leasing	8,253	3.0	7,988	2.8
Home equity and second mortgages	16,083	5.7	16,327	5.8
Revolving credit	3,144	1.1	3,183	1.1
Installment	9,363	3.4	8,989	3.2
Automobile	18,567	6.6	18,934	6.8
Student (a)	313	.1	1,903	.7
Total other retail	55,723	19.9	57,324	20.4
Total loans, excluding covered loans	277,354	99.0	277,311	98.9
Covered Loans	2,823	1.0	3,121	1.1
Total loans	$280,177	100.0%	$280,432	100.0%

(a)	During the first six months of 2018, the Company sold all of its federally guaranteed student loans.

The Company had loans of $90.0 billion at June 30, 2018, and $83.3 billion at December 31, 2017, pledged at the Federal Home Loan Bank, and loans of $68.7 billion at June 30, 2018, and $68.0 billion at December 31, 2017, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $823 million at June 30, 2018 and $830 million at December 31, 2017. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

Changes in the accretable balance for purchased impaired loans were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2018	2017	2018	2017
Balance at beginning of period	$257	$637	$350	$698
Accretion	(90)	(89)	(181)	(179)
Disposals	(15)	(28)	(27)	(51)
Reclassifications from nonaccretable difference (a)	5	30	15	83
Other	–	(4)	–	(5)
Balance at end of period	$157	$546	$157	$546

(a)	Primarily relates to changes in expected credit performance.

Allowance for Credit Losses The allowance for credit losses is established for probable and estimable losses incurred in the Company’s loan and lease portfolio, including unfunded credit commitments, and includes certain amounts that do not represent loss exposure to the Company because those losses are recoverable under loss sharing agreements with

40	U.S. Bancorp

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

U.S. Bancorp	41

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2018
Balance at beginning of period	$1,386	$826	$443	$1,064	$672	$4,391	$26	$4,417
Add
Provision for credit losses	63	(14)	(3)	228	55	329	(2)	327
Deduct
Loans charged-off	83	2	12	248	92	437	–	437
Less recoveries of loans charged-off	(25)	(2)	(8)	(38)	(32)	(105)	–	(105)
Net loans charged-off	58	–	4	210	60	332	–	332
Other changes (a)	–	–	–	–	–	–	(1)	(1)
Balance at end of period	$1,391	$812	$436	$1,082	$667	$4,388	$23	$4,411

2017
Balance at beginning of period	$1,429	$842	$485	$955	$622	$4,333	$33	$4,366
Add
Provision for credit losses	44	5	(22)	239	85	351	(1)	350
Deduct
Loans charged-off	104	2	16	227	88	437	–	437
Less recoveries of loans charged-off	(26)	(11)	(8)	(23)	(29)	(97)	–	(97)
Net loans charged-off	78	(9)	8	204	59	340	–	340
Other changes (a)	–	–	–	–	–	–	1	1
Balance at end of period	$1,395	$856	$455	$990	$648	$4,344	$33	$4,377

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2018
Balance at beginning of period	$1,372	$831	$449	$1,056	$678	$4,386	$31	$4,417
Add
Provision for credit losses	137	(22)	(2)	447	115	675	(7)	668
Deduct
Loans charged-off	177	5	25	496	187	890	–	890
Less recoveries of loans charged-off	(59)	(8)	(14)	(75)	(61)	(217)	–	(217)
Net loans charged-off	118	(3)	11	421	126	673	–	673
Other changes (a)	–	–	–	–	–	–	(1)	(1)
Balance at end of period	$1,391	$812	$436	$1,082	$667	$4,388	$23	$4,411

2017
Balance at beginning of period	$1,450	$812	$510	$934	$617	$4,323	$34	$4,357
Add
Provision for credit losses	98	33	(35)	450	150	696	(1)	695
Deduct
Loans charged-off	200	5	33	439	177	854	–	854
Less recoveries of loans charged-off	(47)	(16)	(13)	(45)	(58)	(179)	–	(179)
Net loans charged-off	153	(11)	20	394	119	675	–	675
Other changes (a)	–	–	–	–	–	–	–	–
Balance at end of period	$1,395	$856	$455	$990	$648	$4,344	$33	$4,377

(a)	Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

42	U.S. Bancorp

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at June 30, 2018 Related to
Loans individually evaluated for impairment (a)	$19	$3	$–	$–	$–	$22	$–	$22
TDRs collectively evaluated for impairment	14	3	136	61	16	230	1	231
Other loans collectively evaluated for impairment	1,358	803	300	1,021	651	4,133	–	4,133
Loans acquired with deteriorated credit quality	–	3	–	–	–	3	22	25
Total allowance for credit losses	$1,391	$812	$436	$1,082	$667	$4,388	$23	$4,411
Allowance Balance at December 31, 2017 Related to
Loans individually evaluated for impairment (a)	$23	$4	$–	$–	$–	$27	$–	$27
TDRs collectively evaluated for impairment	14	4	139	60	19	236	1	237
Other loans collectively evaluated for impairment	1,335	818	310	996	659	4,118	–	4,118
Loans acquired with deteriorated credit quality	–	5	–	–	–	5	30	35
Total allowance for credit losses	$1,372	$831	$449	$1,056	$678	$4,386	$31	$4,417

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
June 30, 2018
Loans individually evaluated for impairment (a)	$272	$53	$–	$–	$–	$325	$–	$325
TDRs collectively evaluated for impairment	158	135	3,377	233	184	4,087	34	4,121
Other loans collectively evaluated for impairment	98,927	39,175	57,931	21,333	55,539	272,905	876	273,781
Loans acquired with deteriorated credit quality	–	36	1	–	–	37	1,913	1,950
Total loans	$99,357	$39,399	$61,309	$21,566	$55,723	$277,354	$2,823	$280,177
December 31, 2017
Loans individually evaluated for impairment (a)	$337	$71	$–	$–	$–	$408	$–	$408
TDRs collectively evaluated for impairment	148	145	3,524	230	186	4,233	36	4,269
Other loans collectively evaluated for impairment	97,076	40,174	56,258	21,950	57,138	272,596	1,073	273,669
Loans acquired with deteriorated credit quality	–	73	1	–	–	74	2,012	2,086
Total loans	$97,561	$40,463	$59,783	$22,180	$57,324	$277,311	$3,121	$280,432

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

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

Consumer lending segment loans are generally charged-off at a specific number of days or payments past due. Residential mortgages and other retail loans secured by 1-4 family properties are generally charged down to the fair value of the collateral securing the loan, less costs to sell, at 180 days past due. Residential mortgage loans and lines in a first lien position are placed on nonaccrual status in instances where a partial charge-off occurs unless the loan is well secured and in the process of collection. Residential mortgage loans and lines in a junior lien position secured by 1-4 family properties are placed on nonaccrual status at 120 days past due or when they are behind a first lien that has become 180 days or greater past due or placed on nonaccrual status. Any secured consumer lending segment loan whose borrower has had debt discharged through bankruptcy, for which the loan amount exceeds the fair value of the collateral, is charged down to the fair value of the related collateral and the remaining balance is placed on nonaccrual status. Credit card loans continue to accrue interest until the account is charged-off. Credit cards are charged-off at 180 days past due. Other retail loans not secured by 1-4 family properties are charged-off at 120 days past due; and revolving consumer lines are charged-off at 180 days past due. Similar to credit cards, other retail loans are generally not placed on nonaccrual status because of the relatively short period of time to charge-off. Certain retail customers

U.S. Bancorp	43

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
June 30, 2018
Commercial	$98,847	$228	$58	$224	$99,357
Commercial real estate	39,250	42	3	104	39,399
Residential mortgages (a)	60,636	160	113	400	61,309
Credit card	21,054	263	249	–	21,566
Other retail	55,134	320	91	178	55,723
Total loans, excluding covered loans	274,921	1,013	514	906	277,354
Covered loans	2,644	47	126	6	2,823
Total loans	$277,565	$1,060	$640	$912	$280,177
December 31, 2017
Commercial	$97,005	$250	$57	$249	$97,561
Commercial real estate	40,279	36	6	142	40,463
Residential mortgages (a)	59,013	198	130	442	59,783
Credit card	21,593	302	284	1	22,180
Other retail	56,685	376	95	168	57,324
Total loans, excluding covered loans	274,575	1,162	572	1,002	277,311
Covered loans	2,917	50	148	6	3,121
Total loans	$277,492	$1,212	$720	$1,008	$280,432

(a)	At June 30, 2018, $371 million of loans 30–89 days past due and $1.8 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $385 million and $1.9 billion at December 31, 2017, respectively.

At June 30, 2018, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $123 million ($103 million excluding covered assets), compared with $156 million ($135 million excluding covered assets) at December 31, 2017. These amounts exclude $237 million and $267 million at June 30, 2018 and December 31, 2017, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at June 30, 2018 and December 31, 2017, was $1.6 billion and $1.7 billion, respectively, of which $1.3 billion at both June 30, 2018 and December 31, 2017, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

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

44	U.S. Bancorp

are those loans where a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. It is possible that others, given the same information, may reach different reasonable conclusions regarding the credit quality rating classification of specific loans.

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
June 30, 2018
Commercial	$97,207	$1,216	$934	$2,150	$99,357
Commercial real estate	38,192	543	664	1,207	39,399
Residential mortgages (b)	60,738	14	557	571	61,309
Credit card	21,317	–	249	249	21,566
Other retail	55,409	9	305	314	55,723
Total loans, excluding covered loans	272,863	1,782	2,709	4,491	277,354
Covered loans	2,780	–	43	43	2,823
Total loans	$275,643	$1,782	$2,752	$4,534	$280,177
Total outstanding commitments	$591,015	$2,462	$3,449	$5,911	$596,926
December 31, 2017
Commercial	$95,297	$1,130	$1,134	$2,264	$97,561
Commercial real estate	39,162	648	653	1,301	40,463
Residential mortgages (b)	59,141	16	626	642	59,783
Credit card	21,895	–	285	285	22,180
Other retail	57,009	6	309	315	57,324
Total loans, excluding covered loans	272,504	1,800	3,007	4,807	277,311
Covered loans	3,072	–	49	49	3,121
Total loans	$275,576	$1,800	$3,056	$4,856	$280,432
Total outstanding commitments	$584,072	$3,142	$3,987	$7,129	$591,201

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	At June 30, 2018, $1.8 billion of GNMA loans 90 days or more past due and $1.7 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $1.9 billion and $1.7 billion at December 31, 2017, respectively.

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

U.S. Bancorp	45

A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
June 30, 2018
Commercial	$488	$860	$34	$170
Commercial real estate	230	481	8	–
Residential mortgages	1,811	2,031	99	1
Credit card	233	233	61	–
Other retail	308	387	19	5
Total loans, excluding GNMA and covered loans	3,070	3,992	221	176
Loans purchased from GNMA mortgage pools	1,665	1,665	38	–
Covered loans	36	40	1	–
Total	$4,771	$5,697	$260	$176
December 31, 2017
Commercial	$550	$915	$44	$199
Commercial real estate	280	596	11	–
Residential mortgages	1,946	2,339	116	1
Credit card	230	230	60	–
Other retail	302	400	22	4
Total loans, excluding GNMA and covered loans	3,308	4,480	253	204
Loans purchased from GNMA mortgage pools	1,681	1,681	25	–
Covered loans	38	44	1	–
Total	$5,027	$6,205	$279	$204

(a)	Substantially all loans classified as impaired at June 30, 2018 and December 31, 2017, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2018		2017
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30
Commercial	$514	$1	$720	$1
Commercial real estate	242	2	272	3
Residential mortgages	1,846	19	2,182	28
Credit card	234	1	229	1
Other retail	303	4	279	3
Total loans, excluding GNMA and covered loans	3,139	27	3,682	36
Loans purchased from GNMA mortgage pools	1,616	12	1,746	19
Covered loans	37	1	38	–
Total	$4,792	$40	$5,466	$55
Six Months Ended June 30
Commercial	$530	$2	$769	$2
Commercial real estate	255	4	275	5
Residential mortgages	1,880	39	2,211	57
Credit card	233	2	227	2
Other retail	301	8	279	7
Total loans, excluding GNMA and covered loans	3,199	55	3,761	73
Loans purchased from GNMA mortgage pools	1,620	24	1,696	37
Covered loans	37	1	37	–
Total	$4,856	$80	$5,494	$110

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

46	U.S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2018			2017
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended June 30
Commercial	724	$132	$126	671	$62	$40
Commercial real estate	30	15	14	41	29	31
Residential mortgages	105	20	20	144	17	16
Credit card	7,461	37	38	8,146	40	40
Other retail	535	17	17	639	15	14
Total loans, excluding GNMA and covered loans	8,855	221	215	9,641	163	141
Loans purchased from GNMA mortgage pools	2,248	298	295	1,043	141	137
Covered loans	–	–	–	3	1	1
Total loans	11,103	$519	$510	10,687	$305	$279
Six Months Ended June 30
Commercial	1,347	$213	$201	1,501	$199	$168
Commercial real estate	59	31	30	64	38	39
Residential mortgages	253	37	36	500	57	57
Credit card	16,007	80	81	17,551	85	86
Other retail	1,094	28	27	1,261	26	23
Total loans, excluding GNMA and covered loans	18,760	389	375	20,877	405	373
Loans purchased from GNMA mortgage pools	3,136	415	408	3,972	528	515
Covered loans	–	–	–	7	2	2
Total loans	21,896	$804	$783	24,856	$935	$890

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the second quarter of 2018, at June 30, 2018, 44 residential mortgages, 22 home equity and second mortgage loans and 1,582 loans purchased from GNMA mortgage pools with outstanding balances of $13 million, $8 million and $208 million, respectively, were in a trial period and have estimated post-modification balances of $13 million, $7 million and $212 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

U.S. Bancorp	47

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2018		2017
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended June 30
Commercial	177	$3	182	$16
Commercial real estate	8	2	10	1
Residential mortgages	58	7	95	10
Credit card	1,933	8	1,984	8
Other retail	70	1	102	1
Total loans, excluding GNMA and covered loans	2,246	21	2,373	36
Loans purchased from GNMA mortgage pools	517	67	139	19
Covered loans	–	–	1	–
Total loans	2,763	$88	2,513	$55
Six Months Ended June 30
Commercial	416	$12	355	$24
Commercial real estate	16	6	18	3
Residential mortgages	114	11	167	19
Credit card	3,969	17	4,031	17
Other retail	147	2	231	3
Total loans, excluding GNMA and covered loans	4,662	48	4,802	66
Loans purchased from GNMA mortgage pools	749	98	357	49
Covered loans	1	–	1	–
Total loans	5,412	$146	5,160	$115

In addition to the defaults in the table above, the Company had a total of 201 and 476 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months and six months ended June 30, 2018, respectively, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $23 million and $46 million for the three months and six months ended June 30, 2018, respectively.

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	June 30, 2018				December 31, 2017
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total
Residential mortgage loans	$1,913	$353	$–	$2,266	$2,012	$400	$–	$2,412
Other retail loans	–	110	–	110	–	151	–	151
Losses reimbursable by the FDIC (a)	–	–	331	331	–	–	320	320
Unamortized changes in FDIC asset (b)	–	–	116	116	–	–	238	238
Covered loans	1,913	463	447	2,823	2,012	551	558	3,121
Foreclosed real estate	–	–	20	20	–	–	21	21
Total covered assets	$1,913	$463	$467	$2,843	$2,012	$551	$579	$3,142

(a)	Relates to loss sharing agreements with remaining terms up through the fourth quarter of 2019.
(b)	Represents decreases in expected reimbursements by the FDIC as a result of decreases in expected losses on the covered loans. These amounts are amortized as a reduction in interest income on covered loans over the shorter of the expected life of the respective covered loans or the remaining contractual term of the indemnification agreements.

Interest income is recognized on purchased impaired loans through accretion of the difference between the carrying amount of those loans and their expected cash flows. The initial determination of the fair value of the purchased loans

48	U.S. Bancorp

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

The Company also provides financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company provided $6 million and $5 million of support to the funds during the three months ended June 30, 2018 and 2017, respectively, and $12 million and $11 million during the six months ended June 30, 2018 and 2017, respectively.

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $170 million and $161 million for the three months ended June 30, 2018 and 2017, respectively, and $336 million and $322 million for the six months ended June 30, 2018 and 2017, respectively. The Company also recognized $141 million and $223 million of investment tax credits for the three months ended June 30, 2018 and 2017, respectively, and $278 million and $482 million for the six months ended June 30, 2018 and 2017, respectively. The Company recognized $155 million and $156 million of expenses related to all of these investments for the three months ended June 30, 2018 and 2017, respectively, of which $68 million and $63 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense. The Company recognized $301 million of expenses related to all of these investments for both the six months ended June 30, 2018 and 2017, of which $135 million and $126 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.

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

U.S. Bancorp	49

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

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	June 30, 2018	December 31, 2017
Investment carrying amount	$5,838	$5,660
Unfunded capital and other commitments	2,777	2,770
Maximum exposure to loss	12,392	12,120

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $31 million at June 30, 2018 and $30 million at December 31, 2017. The maximum exposure to loss related to these VIEs was $56 million at June 30, 2018 and $51 million at December 31, 2017, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $47 million at June 30, 2018, compared with less than $1 million to $56 million at December 31, 2017.

The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At June 30, 2018, approximately $3.5 billion of the Company’s assets and $2.6 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $3.5 billion and $2.5 billion, respectively, at December 31, 2017. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At June 30, 2018 and December 31, 2017, $18 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit.

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At June 30, 2018, $2.4 billion of available-for-sale investment securities and $2.3 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.5 billion of available-for-sale investment securities and $2.3 billion of short-term borrowings at December 31, 2017.

Note 6	Mortgage Servicing Rights

The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $234.8 billion of residential mortgage loans for others at June 30, 2018, and $234.7 billion at December 31, 2017, including subserviced mortgages with no corresponding MSR asset. The net impact included in mortgage banking revenue of fair value changes of MSRs due to changes in valuation assumptions and derivatives used to economically hedge MSRs were net gains of $24 million and $5 million for the three months ended June 30, 2018 and 2017, respectively, and $43 million and $17 million for the six months ended June 30, 2018 and 2017, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $185 million and $186 million for the three months ended June 30, 2018

50	U.S. Bancorp

and 2017, respectively, and $375 million and $378 million for the six months ended June 30, 2018 and 2017, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2018	2017	2018	2017
Balance at beginning of period	$2,780	$2,642	$2,645	$2,591
Rights purchased	2	4	4	6
Rights capitalized	97	82	197	204
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	38	(50)	152	(30)
Due to revised assumptions or models (b)	26	5	50	17
Other changes in fair value (c)	(99)	(101)	(204)	(206)
Balance at end of period	$2,844	$2,582	$2,844	$2,582

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)	Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income and option adjusted spread, as well as the impact of any model changes.
(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	June 30, 2018						December 31, 2017
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(469)	$(207)	$(97)	$84	$154	$263	$(520)	$(231)	$(109)	$95	$177	$302
Derivative instrument hedges	422	197	94	(85)	(160)	(290)	453	216	105	(96)	(184)	(336)
Net sensitivity	$(47)	$(10)	$(3)	$(1)	$(6)	$(27)	$(67)	$(15)	$(4)	$(1)	$(7)	$(34)

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

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	June 30, 2018				December 31, 2017
(Dollars in Millions)	HFA	Government	Conventional (c)	Total	HFA	Government	Conventional (c)	Total
Servicing portfolio (a)	$42,398	$36,543	$153,805	$232,746	$40,737	$36,756	$155,353	$232,846
Fair value	$510	$468	$1,866	$2,844	$450	$428	$1,767	$2,645
Value (bps) (b)	120	128	121	122	110	116	114	114
Weighted-average servicing fees (bps)	34	35	27	29	35	34	27	29
Multiple (value/servicing fees)	3.49	3.68	4.54	4.15	3.17	3.38	4.24	3.86
Weighted-average note rate	4.49%	3.94%	4.03%	4.10%	4.43%	3.92%	4.02%	4.08%
Weighted-average age (in years)	3.2	4.4	4.3	4.1	3.0	4.3	4.2	4.0
Weighted-average expected prepayment (constant prepayment rate)	9.3%	10.5%	8.7%	9.1%	9.8%	11.6%	9.7%	10.0%
Weighted-average expected life (in years)	8.0	6.9	7.3	7.4	7.7	6.5	6.9	7.0
Weighted-average option adjusted spread (d)	8.8%	8.4%	7.3%	7.8%	9.9%	9.2%	7.2%	8.0%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Represents loans sold primarily to GSEs.
(d)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.

U.S. Bancorp	51

Note 7	Preferred Stock

At June 30, 2018 and December 31, 2017, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	June 30, 2018				December 31, 2017
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Total preferred stock (a)	186,510	$5,601	$182	$5,419	186,510	$5,601	$182	$5,419

(a)	The par value of all shares issued and outstanding at June 30, 2018 and December 31, 2017, was $1.00 per share.

Note 8	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2018
Balance at beginning of period	$(1,017)	$19	$152	$(1,271)	$(76)	$(2,193)
Changes in unrealized gains and losses	(212)	–	33	2	–	(177)
Foreign currency translation adjustment (a)	–	–	–	–	(8)	(8)
Reclassification to earnings of realized gains and losses	(10)	(2)	(2)	35	–	21
Applicable income taxes	56	–	(7)	(10)	3	42
Balance at end of period	$(1,183)	$17	$176	$(1,244)	$(81)	$(2,315)
2017
Balance at beginning of period	$(371)	$23	$68	$(1,095)	$(64)	$(1,439)
Changes in unrealized gains and losses	328	–	(37)	–	–	291
Foreign currency translation adjustment (a)	–	–	–	–	(1)	(1)
Reclassification to earnings of realized gains and losses	(9)	(4)	10	29	–	26
Applicable income taxes	(122)	2	10	(11)	(2)	(123)
Balance at end of period	$(174)	$21	$51	$(1,077)	$(67)	$(1,246)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

52	U.S. Bancorp

Six Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2018
Balance at beginning of period	$(357)	$17	$71	$(1,066)	$(69)	$(1,404)
Revaluation of tax related balances (a)	(77)	4	15	(229)	(13)	(300)
Changes in unrealized gains and losses	(988)	–	119	(1)	–	(870)
Foreign currency translation adjustment (b)	–	–	–	–	5	5
Reclassification to earnings of realized gains and losses	(15)	(5)	1	69	–	50
Applicable income taxes	254	1	(30)	(17)	(4)	204
Balance at end of period	$(1,183)	$17	$176	$(1,244)	$(81)	$(2,315)
2017
Balance at beginning of period	$(431)	$25	$55	$(1,113)	$(71)	$(1,535)
Changes in unrealized gains and losses	455	–	(30)	–	–	425
Foreign currency translation adjustment (b)	–	–	–	–	9	9
Reclassification to earnings of realized gains and losses	(38)	(7)	24	58	–	37
Applicable income taxes	(160)	3	2	(22)	(5)	(182)
Balance at end of period	$(174)	$21	$51	$(1,077)	$(67)	$(1,246)

(a)	Represents the impact of the reduced federal statutory tax rate for corporations included in 2017 tax reform legislation, reclassified out of accumulated other comprehensive income and into retained earnings as of the beginning of the period.
(b)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2018	2017	2018	2017
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$10	$9	$15	$38	Total securities gains (losses), net
	(3)	(3)	(4)	(14)	Applicable income taxes
	7	6	11	24	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	2	4	5	7	Interest income
	–	(2)	(1)	(3)	Applicable income taxes
	2	2	4	4	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	2	(10)	(1)	(24)	Interest expense
	(1)	4	–	9	Applicable income taxes
	1	(6)	(1)	(15)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(35)	(29)	(69)	(58)	Employee benefits expense
	10	11	18	22	Applicable income taxes
	(25)	(18)	(51)	(36)	Net-of-tax
Total impact to net income	$(15)	$(16)	$(37)	$(23)

U.S. Bancorp	53

Note 9	Earnings Per Share

The components of earnings per share were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2018	2017	2018	2017
Net income attributable to U.S. Bancorp	$1,750	$1,500	$3,425	$2,973
Preferred dividends	(64)	(64)	(134)	(133)
Impact of preferred stock redemption (a)	–	–	–	(10)
Earnings allocated to participating stock awards	(8)	(6)	(16)	(13)
Net income applicable to U.S. Bancorp common shareholders	$1,678	$1,430	$3,275	$2,817
Average common shares outstanding	1,642	1,684	1,647	1,689
Net effect of the exercise and assumed purchase of stock awards	4	6	4	6
Average diluted common shares outstanding	1,646	1,690	1,651	1,695
Earnings per common share	$1.02	$.85	$1.99	$1.67
Diluted earnings per common share	$1.02	$.85	$1.98	$1.66

(a)	Represents stock issuance costs originally recorded in preferred stock upon the issuance of the Company’s Series G Preferred Stock that were reclassified to retained earnings on the date the Company announced its intent to redeem the outstanding shares.

Options outstanding at June 30, 2018, to purchase 1 million common shares for the three months and six months ended June 30, 2018, and outstanding at June 30, 2017, to purchase 1 million common shares for the three months and six months ended June 30, 2017, were not included in the computation of diluted earnings per share because they were antidilutive.

Note 10	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$52	$46	$–	$–	$104	$93	$–	$–
Interest cost	56	55	–	1	112	110	1	2
Expected return on plan assets	(94)	(71)	(1)	–	(189)	(142)	(2)	(1)
Prior service cost (credit) amortization	–	–	–	(1)	–	(1)	(1)	(2)
Actuarial loss (gain) amortization	36	32	(1)	(2)	73	64	(3)	(3)
Net periodic benefit cost (a)	$50	$62	$(2)	$(2)	$100	$124	$(5)	$(4)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

Note 11	Income Taxes

The components of income tax expense were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2018	2017	2018	2017
Federal
Current	$312	$493	$546	$1,024
Deferred	17	(37)	36	(157)
Federal income tax	329	456	582	867
State
Current	62	81	154	146
Deferred	50	14	67	37
State income tax	112	95	221	183
Total income tax provision	$441	$551	$803	$1,050

54	U.S. Bancorp

A reconciliation of expected income tax expense at the federal statutory rate of 21 percent for 2018 and 35 percent for 2017 to the Company’s applicable income tax expense follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2018	2017	2018	2017
Tax at statutory rate	$462	$722	$891	$1,417
State income tax, at statutory rates, net of federal tax benefit	96	67	185	130
Tax effect of
Tax credits and benefits, net of related expenses	(132)	(197)	(247)	(390)
Exam resolutions	–	–	(49)	–
Tax-exempt income	(33)	(51)	(65)	(100)
Noncontrolling interests	(2)	(4)	(3)	(9)
Other items	50	14	91	2
Applicable income taxes	$441	$551	$803	$1,050

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2018, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax asset was $691 million at June 30, 2018 and $473 million at December 31, 2017.

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

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. There were no fair value hedges at June 30, 2018.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At June 30, 2018, the Company had $176 million (net-of-tax) of realized and unrealized gains on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $71 million (net-of-tax) of realized and unrealized gains at December 31, 2017. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2018 and the next 12 months are gains of $35 million (net-of-tax) and $69 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three and six months ended June 30, 2018.

U.S. Bancorp	55

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.2 billion at June 30, 2018 and December 31, 2017.

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

56	U.S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2018
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	$8,872	$14	3.28	$1,720	$–	2.35
Net investment hedges
Foreign exchange forward contracts	298	4	.05	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,363	12	.09	602	2	.10
Sell	13,904	9	1.10	5,718	23	.03
Options
Purchased	6,255	85	8.18	–	–	–
Written	1,060	25	.09	8	–	.12
Receive fixed/pay floating swaps	2,822	–	12.76	4,911	–	9.07
Pay fixed/receive floating swaps	4,530	–	7.37	430	–	11.30
Foreign exchange forward contracts	579	8	.05	141	1	.05
Equity contracts	–	–	—	143	4	.84
Credit contracts	1,820	–	2.83	4,265	1	3.46
Other (a)	147	1	.01	1,420	120	1.80
Total	$42,650	$158		$19,358	$151
December 31, 2017
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$1,000	$28	6.70	$3,600	$16	1.55
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	3,772	5	6.73	–	–	–
Net investment hedges
Foreign exchange forward contracts	–	–	—	373	8	.05
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	1,632	7	.10	1,326	2	.04
Sell	15,291	10	.89	4,511	10	.03
Options
Purchased	4,985	65	7.57	–	–	–
Written	1,285	21	.10	5	–	.05
Receive fixed/pay floating swaps	2,019	5	16.49	5,469	–	8.43
Pay fixed/receive floating swaps	4,844	21	7.69	46	1	6.70
Foreign exchange forward contracts	147	1	.02	669	8	.04
Equity contracts	45	–	1.10	88	1	.58
Credit contracts	1,559	–	3.41	3,779	1	3.16
Other (a)	–	–	–	1,164	125	2.50
Total	$36,579	$163		$21,030	$172

(a)	Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted average remaining maturity of $1.3 billion, $119 million and 2.01 years at June 30, 2018, respectively, compared to $1.2 billion, $125 million and 2.50 years at December 31, 2017, respectively. In addition, includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $147 million at June 30, 2018.

U.S. Bancorp	57

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2018
Interest rate contracts
Receive fixed/pay floating swaps	$24,816	$470	5.93	$76,059	$733	4.55
Pay fixed/receive floating swaps	72,131	464	4.50	24,623	353	6.11
Options
Purchased	37,827	65	1.63	1,360	9	3.03
Written	1,360	11	3.03	34,942	61	1.47
Futures
Buy	40	–	1.72	–	–	–
Sell	7,588	10	.98	800	–	.22
Foreign exchange rate contracts
Forwards, spots and swaps	24,755	621	.88	24,056	601	.91
Options
Purchased	5,132	85	.76	–	–	–
Written	–	–	–	5,132	85	.76
Total	$173,649	$1,726		$166,972	$1,842
December 31, 2017
Interest rate contracts
Receive fixed/pay floating swaps	$28,681	$679	5.71	$59,990	$840	4.27
Pay fixed/receive floating swaps	63,038	860	4.20	25,093	602	5.76
Options
Purchased	29,091	22	1.61	880	14	4.24
Written	880	15	4.24	27,056	20	1.50
Futures
Sell	7,007	4	1.21	–	–	–
Foreign exchange rate contracts
Forwards, spots and swaps	24,099	656	.81	23,440	636	.83
Options
Purchased	4,026	83	1.20	–	–	–
Written	–	–	–	4,026	83	1.20
Total	$156,822	$2,319		$140,485	$2,195

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended June 30				Six Months Ended June 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$25	$(23)	$1	$(6)	$89	$(19)	$(1)	$(15)
Net investment hedges
Foreign exchange forward contracts	12	(41)	–	–	28	(48)	–	–
Non-derivative debt instruments	50	(11)	–	–	16	(11)	–	–

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.

58	U.S. Bancorp

The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended June 30				Six Months Ended June 30
	Other Noninterest Income		Interest Expense		Other Noninterest Income		Interest Expense
(Dollars in Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$207	$195	$751	$470	$374	$375	$1,374	$883

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	–	14	48	–	–	4	5	–
Hedged items	–	(14)	(48)	–	–	(4)	(5)	–
Cash Flow hedges
Interest rate contract derivatives	–	–	(2)	10	–	–	1	24

Note:	The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company did not reclassify gains or losses into earnings as a result of the discontinuance of cash flow hedges during the three and six months ended June 30, 2018 and 2017.

The table below shows cumulative hedging adjustments and the carrying amount of assets (liabilities) designated in fair value hedges:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Line Item in the Consolidated Balance Sheet
Long-term Debt	$–	$4,584	$(45)	$(8)

(a)	The cumulative hedging adjustment at June 30, 2018 relates to discontinued hedging relationships. The Company did not have any hedging adjustments for discontinued fair value hedges at December 31, 2017.

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2018	2017	2018	2017
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$15	$(1)	73	$5
Purchased and written options	Mortgage banking revenue	56	77	98	117
Receive fixed/pay floating swaps	Mortgage banking revenue	(61)	117	(140)	148
Pay fixed/receive floating swaps	Mortgage banking revenue	15	(71)	(16)	(111)
Foreign exchange forward contracts	Other noninterest income	15	(30)	27	(37)
Equity contracts	Compensation expense	–	(1)	(1)	–
Credit contracts	Other noninterest income	2	–	2	1
Other	Other noninterest income	1	(1)	1	(1)
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Commercial products revenue	(351)	(323)	(1,515)	(573)
Pay fixed/receive floating swaps	Commercial products revenue	365	333	1,532	602
Purchased and written options	Commercial products revenue	2	(2)	2	(8)
Futures	Commercial products revenue	3	–	11	(2)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	22	24	45	46
Purchased and written options	Commercial products revenue	–	–	–	1

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

U.S. Bancorp	59

securities) equal to the Company’s net derivative receivable, subject to minimum transfer and credit rating requirements.

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at June 30, 2018, was $431 million. At June 30, 2018, the Company had $345 million of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $402.6 billion total notional amount of derivative positions at June 30, 2018, $214.1 billion related to bilateral over-the-counter trades, $167.7 billion related to those centrally cleared through clearinghouses and $20.8 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.

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

Securities transferred to counterparties under repurchase agreements and securities loaned transactions continue to be recognized on the Consolidated Balance Sheet, are measured at fair value, and are included in investment securities or other assets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheet unless the counterparty defaults. The securities transferred under repurchase and reverse repurchase transactions typically are U.S. Treasury and agency securities, residential agency mortgage-backed securities or corporate debt securities. The securities loaned or borrowed typically are corporate debt securities traded by the Company’s broker-dealer subsidiary. In general, the securities transferred can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Repurchase/reverse repurchase and securities loaned/borrowed transactions expose the Company to counterparty risk. The Company manages this risk by performing assessments, independent of business line managers, and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in cash being obtained or refunded to counterparties to maintain specified collateral levels.

60	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
June 30, 2018
Repurchase agreements
U.S. Treasury and agencies	$157	$–	$–	$–	$157
Residential agency mortgage-backed securities	316	282	984	507	2,089
Corporate debt securities	250	–	73	–	323
Total repurchase agreements	723	282	1,057	507	2,569
Securities loaned
Corporate debt securities	202	–	–	–	202
Total securities loaned	202	–	–	–	202
Gross amount of recognized liabilities	$925	$282	$1,057	$507	$2,771
December 31, 2017
Repurchase agreements
U.S. Treasury and agencies	$25	$–	$–	$–	$25
Residential agency mortgage-backed securities	644	30	–	–	674
Corporate debt securities	104	–	–	–	104
Total repurchase agreements	773	30	–	–	803
Securities loaned
Corporate debt securities	111	–	–	–	111
Total securities loaned	111	–	–	–	111
Gross amount of recognized liabilities	$884	$30	$–	$–	$914

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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)	Net Amount
June 30, 2018
Derivative assets (d)	$1,851	$(881)	$970	$(84)	$(1)	$885
Reverse repurchase agreements	196	–	196	(109)	(87)	–
Securities borrowed	1,170	–	1,170	–	(1,133)	37
Total	$3,217	$(881)	$2,336	$(193)	$(1,221)	$922
December 31, 2017
Derivative assets (d)	$1,759	$(652)	$1,107	$(110)	$(5)	$992
Reverse repurchase agreements	24	–	24	(24)	–	–
Securities borrowed	923	–	923	–	(896)	27
Total	$2,706	$(652)	$2,054	$(134)	$(901)	$1,019

(a)	Includes $243 million and $50 million of cash collateral related payables that were netted against derivative assets at June 30, 2018 and December 31, 2017, respectively.
(b)	For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $33 million and $723 million at June 30, 2018 and December 31, 2017, respectively, of derivative assets not subject to netting arrangements.

U.S. Bancorp	61

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)	Net Amount
June 30, 2018
Derivative liabilities (d)	$1,871	$(982)	$889	$(84)	$–	$805
Repurchase agreements	2,569	–	2,569	(109)	(2,460)	–
Securities loaned	202	–	202	–	(199)	3
Total	$4,642	$(982)	$3,660	$(193)	$(2,659)	$808
December 31, 2017
Derivative liabilities (d)	$1,629	$(1,130)	$499	$(110)	$–	$389
Repurchase agreements	803	–	803	(24)	(779)	–
Securities loaned	111	–	111	–	(110)	1
Total	$2,543	$(1,130)	$1,413	$(134)	$(889)	$390

(a)	Includes $344 million and $528 million of cash collateral related receivables that were netted against derivative liabilities at June 30, 2018 and December 31, 2017, respectively.
(b)	For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $122 million and $738 million at June 30, 2018 and December 31, 2017, respectively, of derivative liabilities not subject to netting arrangements.

Note 14	Fair Values of Assets and Liabilities

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

When the Company changes its valuation inputs for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period in which the transfers occur. During the six months ended June 30, 2018 and 2017, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

62	U.S. Bancorp

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the six months ended June 30, 2018 and 2017, there were no significant changes to the valuation techniques used by the Company to measure fair value.

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

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. The valuations of MLHFS are developed by the mortgage banking division and are subject to independent price verification procedures by corporate functions. Included in mortgage banking revenue was a $6 million net loss and a $20 million net gain for the three months ended June 30, 2018 and 2017, respectively, and a $57 million net loss and a $41 million net gain for the six months ended June 30, 2018 and 2017, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

U.S. Bancorp	63

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

64	U.S. Bancorp

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

The following table shows the significant valuation assumption ranges for MSRs at June 30, 2018:

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at June 30, 2018:

	Minimum	Maximum	Average
Expected loan close rate	8%	100%	79%
Inherent MSR value (basis points per loan)	21	185	109

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would result in a lower fair value measurement. A significant decrease in the credit valuation adjustment would result in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At June 30, 2018, the minimum, maximum and average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 87 percent and 1 percent, respectively.

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

U.S. Bancorp	65

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2018
Available-for-sale securities
U.S. Treasury and agencies	$20,039	$692	$–	$–	$20,731
Mortgage-backed securities
Residential agency	–	38,420	–	–	38,420
Commercial agency	–	6	–	–	6
Other asset-backed securities	–	411	–	–	411
Obligations of state and political subdivisions	–	6,779	–	–	6,779
Total available-for-sale	20,039	46,308	–	–	66,347
Mortgage loans held for sale	–	3,248	–	–	3,248
Mortgage servicing rights	–	–	2,844	–	2,844
Derivative assets	17	1,394	473	(881)	1,003
Other assets	179	1,328	–	–	1,507
Total	$20,235	$52,278	$3,317	$(881)	$74,949
Derivative liabilities	$–	$1,264	$729	$(982)	$1,011
Short-term borrowings and other liabilities (a)	172	1,117	–	–	1,289
Total	$172	$2,381	$729	$(982)	$2,300
December 31, 2017
Available-for-sale securities
U.S. Treasury and agencies	$22,572	$729	$–	$–	$23,301
Mortgage-backed securities
Residential agency	–	38,031	–	–	38,031
Commercial agency	–	6	–	–	6
Other asset-backed securities	–	419	–	–	419
Obligations of state and political subdivisions	–	6,358	–	–	6,358
Other	22	–	–	–	22
Total available-for-sale	22,594	45,543	–	–	68,137
Mortgage loans held for sale	–	3,534	–	–	3,534
Mortgage servicing rights	–	–	2,645	–	2,645
Derivative assets	6	1,960	516	(652)	1,830
Other assets	154	1,163	–	–	1,317
Total	$22,754	$52,200	$3,161	$(652)	$77,463
Derivative liabilities	$–	$1,958	$409	$(1,130)	$1,237
Short-term borrowings and other liabilities (a)	101	894	–	–	995
Total	$101	$2,852	$409	$(1,130)	$2,232

Note:

Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $91 million at June 30, 2018. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first six months of 2018 or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2018
Mortgage servicing rights	$2,780	$(35	) (a)	$–	$2	$–	$–	$97	(c)	$–	$2,844	$(35	) (a)
Net derivative assets and liabilities	(132)	(94	) (b)	–	–	(16)	–	–		(14)	(256)	(110	) (d)

2017
Mortgage servicing rights	$2,642	$(146	) (a)	$–	$4	$–	$–	$82	(c)	$–	$2,582	$(146	) (a)
Net derivative assets and liabilities	165	215	(e)	–	–	(2)	–	–		(138)	240	117	(f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $(144) million included in other noninterest income and $50 million included in mortgage banking revenue.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $(138) million included in other noninterest income and $28 million included in mortgage banking revenue.
(e)	Approximately $129 million included in other noninterest income and $86 million included in mortgage banking revenue.
(f)	Approximately $86 million included in other noninterest income and $31 million included in mortgage banking revenue.

66	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2018
Mortgage servicing rights	$2,645	$(2	) (c)	$–		$4	$–	$–	$197	(e)	$–	$2,844	$(2	) (c)
Net derivative assets and liabilities	107	(345	) (d)	–		1	(22)	–	–		3	(256)	(297	) (f)

2017
Available-for-sale securities
Residential non-agency mortgage-backed securities
Prime (a)	$242	$–		$(2)		$–	$(234)	$(6)	$–		$–	$–	$–
Non-prime (b)	195	–		(17)		–	(175)	(3)	–		–	–
Other asset-backed securities	2	–		–		–	(2)	–	–		–	–	–
Corporate debt securities	9	–		2		–	(11)	–	–		–	–	–
Total available-for-sale	448	–		(17	) (g)	–	(422)	(9)	–		–	–	–
Mortgage servicing rights	2,591	(219	) (c)	–		6	–	–	204	(e)	–	2,582	(219	) (c)
Net derivative assets and liabilities	171	261	(h)	–		1	(5)	–	–		(188)	240	74	(i)

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

(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in mortgage banking revenue.
(d)	Approximately $(415) million included in other noninterest income and $70 million included in mortgage banking revenue.
(e)	Represents MSRs capitalized during the period.
(f)	Approximately $(325) million included in other noninterest income and $28 million included in mortgage banking revenue.
(g)	Included in changes in unrealized gains and losses on investment securities available-for-sale.
(h)	Approximately $110 million included in other noninterest income and $151 million included in mortgage banking revenue.
(i)	Approximately $43 million included in other noninterest income and $31 million included in mortgage banking revenue.

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

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	June 30, 2018				December 31, 2017
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$33	$33	$–	$–	$150	$150
Other assets (b)	–	–	39	39	–	–	31	31

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2018	2017	2018	2017
Loans (a)	$18	$38	$41	$75
Other assets (b)	8	5	13	12

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	67

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2018			December 31, 2017
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$3,248	$3,167	$81	$3,534	$3,434	$100
Nonaccrual loans	1	1	–	1	2	(1)
Loans 90 days or more past due	–	–	–	1	1	–

Disclosures About Fair Value of Financial Instruments

The following table summarizes the estimated fair value for financial instruments accounted for at amortized cost as of June 30, 2018 and December 31, 2017. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2018					December 31, 2017
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$19,021	$19,021	$–	$–	$19,021	$19,505	$19,505	$–	$–	$19,505
Federal funds sold and securities purchased under resale agreements	289	–	289	–	289	93	–	93	–	93
Investment securities held-to-maturity	46,055	4,533	40,070	14	44,617	44,362	4,613	39,095	15	43,723
Loans held for sale (a)	8	–	–	8	8	20	–	–	20	20
Loans	276,257	–	–	278,224	278,224	276,507	–	–	279,391	279,391
Other	2,435	–	1,281	1,154	2,435	2,393	–	1,037	1,364	2,401
Financial Liabilities
Time deposits	37,685	–	37,365	–	37,365	33,356	–	33,120	–	33,120
Short-term borrowings (b)	16,847	–	16,616	–	16,616	15,656	–	15,447	–	15,447
Long-term debt	37,172	–	36,924	–	36,924	32,259	–	32,377	–	32,377
Other	1,701	–	–	1,701	1,701	1,556	–	–	1,556	1,556

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $556 million and $555 million at June 30, 2018 and December 31, 2017, respectively. The carrying value of other guarantees was $209 million and $192 million at June 30, 2018 and December 31, 2017, respectively.

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

68	U.S. Bancorp

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

At June 30, 2018, the carrying amount of the Company’s liability related to the Visa Litigation matters, net of its share of the escrow fundings, was $19 million. During the three and six months ended June 30, 2018, the Company sold 0.2 million and 0.5 million, respectively, of its Class B shares. These sales, and any previous sales of its Class B shares, do not impact the Company’s liability for the Visa Litigation matters or the receivable related to the escrow account. Upon final settlement of the Visa Litigation, the remaining 2.2 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., which are publicly traded. The Class B shares are excluded from the Company’s financial instruments disclosures included in Note 14.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2018:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$52	$11,057
Third party borrowing arrangements	–	–	11
Securities lending indemnifications	3,908	–	3,820
Asset sales	–	119	6,818	(a)
Merchant processing	746	68	107,444
Tender option bond program guarantee	2,420	–	2,334
Minimum revenue guarantees	–	–	6
Other	–	22	1,409

(a)	The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.

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

The Company currently processes card transactions in the United States, Canada, Europe and Mexico through wholly-owned subsidiaries and joint ventures with other financial institutions. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2018, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $10.7 billion. The Company held collateral of $615 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with

U.S. Bancorp	69

future delivery. At June 30, 2018, the liability was $56 million primarily related to these airline processing arrangements.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At June 30, 2018, the Company had reserved $11 million for potential losses from representation and warranty obligations, compared with $13 million at December 31, 2017. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

As of June 30, 2018 and December 31, 2017, the Company had $15 million and $9 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.

Litigation and Regulatory Matters

The Company is subject to various litigation and regulatory matters that arise in the ordinary course of its business. The Company establishes reserves for such matters when potential losses become probable and can be reasonably estimated. The Company believes the ultimate resolution of existing legal and regulatory matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, in light of the uncertainties inherent in these matters, it is possible that the ultimate resolution of one or more of these matters may have a material adverse effect on the Company’s results of operations for a particular period, and future changes in circumstances or additional information could result in additional accruals or resolution in excess of established accruals, which could adversely affect the Company’s results of operations, potentially materially.

Litigation Matters In the last several years, the Company and other large financial institutions have been sued in their capacity as trustee for residential mortgage–backed securities trusts. Among these lawsuits is an action originally brought in June 2014 by a group of institutional investors, including BlackRock and PIMCO funds, against six bank trustees, including the Company. The action brought by these institutional investors against the Company is currently pending in the Supreme Court of the State of New York, New York County. In this lawsuit, the investors allege that the Company’s banking subsidiary, U.S. Bank National Association (“U.S. Bank”), as trustee caused them to incur substantial losses by failing to enforce loan repurchase obligations and failing to abide by appropriate standards of care after events of default allegedly occurred. The plaintiffs seek monetary damages in an unspecified amount and also seek equitable relief.

Regulatory Matters The Company is continually subject to examinations, inquiries and investigations in areas of heightened regulatory scrutiny, such as compliance, risk management, third party risk management and consumer protection. For example, the Company is currently subject to examinations, inquiries and investigations by government agencies and bank regulators concerning mortgage-related practices, including those related to lender-placed insurance, and notices and filings in bankruptcy cases. The Company is cooperating fully with all pending examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).

In October 2015, U.S. Bank entered into a Consent Order with the Office of the Comptroller of the Currency concerning deficiencies in its Bank Secrecy Act/anti-money laundering compliance program, and requiring an ongoing review of that program. The Consent Order remains open and U.S. Bank continues to implement the compliance program enhancements and other actions required by the order.

In February 2018, the Company entered into a deferred prosecution agreement (the “DPA”) with the United States Attorney’s Office in Manhattan that resolved its investigation of the Company concerning a legacy banking relationship between U.S. Bank and payday lending businesses associated with a former customer and U.S. Bank’s legacy Bank

70	U.S. Bancorp

Secrecy Act/anti-money laundering compliance program. The DPA defers prosecution for a period of two years, subject to the Company’s compliance with its terms, which include ongoing efforts to implement and maintain an adequate Bank Secrecy Act/anti-money laundering compliance program. If the Company violates the DPA, its term could be extended up to an additional one year, or the Company could be subject to a prosecution or civil action based on the matters that are the subject of the DPA. In addition, the Company and certain of its affiliates entered into related regulatory settlements with the Financial Crimes Enforcement Network and the Board of Governors of the Federal Reserve System. If the Company and its affiliates fail to satisfy ongoing obligations under these regulatory settlements, which include ongoing commitments to provide resources to, and enhance, the Company’s firm wide Bank Secrecy Act/anti-money laundering compliance program, the Company and its affiliates may be required to enter into further orders and settlements, pay additional fines or penalties, or modify their business practices (which may increase operating expenses and decrease revenue).

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

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2018 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	71

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30
	2018			2017
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$114,578	$667	2.33%	$111,368	$578	2.08%	2.9%
Loans held for sale	3,545	39	4.39	2,806	29	4.21	26.3
Loans (b)
Commercial	98,353	939	3.83	95,638	769	3.22	2.8
Commercial real estate	39,857	459	4.61	42,549	441	4.15	(6.3)
Residential mortgages	60,834	568	3.74	58,544	541	3.70	3.9
Credit card	21,220	610	11.53	20,631	568	11.05	2.9
Other retail	55,463	593	4.29	54,627	557	4.09	1.5
Total loans, excluding covered loans	275,727	3,169	4.61	271,989	2,876	4.24	1.4
Covered loans	2,897	45	6.22	3,539	43	4.82	(18.1)
Total loans	278,624	3,214	4.62	275,528	2,919	4.25	1.1
Other earning assets	15,929	60	1.51	14,181	46	1.28	12.3
Total earning assets	412,676	3,980	3.86	403,883	3,572	3.54	2.2
Allowance for loan losses	(3,929)			(3,827)			(2.7)
Unrealized gain (loss) on investment securities	(1,654)			(239)			*
Other assets	47,396			46,288			2.4
Total assets	$454,489			$446,105			1.9
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$78,987			$82,710			(4.5)%
Interest-bearing deposits
Interest checking	69,918	32	.18	67,290	17	.10	3.9
Money market savings	103,333	253	.98	106,777	155	.58	(3.2)
Savings accounts	45,069	12	.11	43,524	8	.07	3.5
Time deposits	37,515	130	1.39	30,871	58	.75	21.5
Total interest-bearing deposits	255,835	427	.67	248,462	238	.38	3.0
Short-term borrowings	20,602	89	1.73	14,538	35	.96	41.7
Long-term debt	35,780	238	2.67	36,271	199	2.20	(1.4)
Total interest-bearing liabilities	312,217	754	.97	299,271	472	.63	4.3
Other liabilities	13,335			15,215			(12.4)
Shareholders’ equity
Preferred equity	5,419			5,419			–
Common equity	43,903			42,854			2.4
Total U.S. Bancorp shareholders’ equity	49,322			48,273			2.2
Noncontrolling interests	628			636			(1.3)
Total equity	49,950			48,909			2.1
Total liabilities and equity	$454,489			$446,105			1.9
Net interest income		$3,226			$3,100
Gross interest margin			2.89%			2.91%
Gross interest margin without taxable-equivalent increments			2.86%			2.86%
Percent of Earning Assets
Interest income			3.86%			3.54%
Interest expense			.73			.46
Net interest margin			3.13%			3.08%
Net interest margin without taxable-equivalent increments			3.10%			3.03%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent for 2018 and 35 percent for 2017.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

72	U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30
	2018			2017
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$114,039	$1,294	2.27%	$111,067	$1,132	2.04%	2.7%
Loans held for sale	3,341	72	4.30	3,214	64	3.99	4.0
Loans (b)
Commercial	97,912	1,799	3.70	94,694	1,475	3.14	3.4
Commercial real estate	40,110	899	4.52	42,852	866	4.07	(6.4)
Residential mortgages	60,505	1,126	3.73	58,224	1,076	3.70	3.9
Credit card	21,252	1,226	11.63	20,737	1,140	11.09	2.5
Other retail	56,253	1,186	4.25	54,208	1,092	4.06	3.8
Total loans, excluding covered loans	276,032	6,236	4.55	270,715	5,649	4.20	2.0
Covered loans	2,972	90	6.03	3,635	87	4.76	(18.2)
Total loans	279,004	6,326	4.57	274,350	5,736	4.21	1.7
Other earning assets	15,881	110	1.39	12,964	84	1.30	22.5
Total earning assets	412,265	7,802	3.81	401,595	7,016	3.51	2.7
Allowance for loan losses	(3,931)			(3,825)			(2.8)
Unrealized gain (loss) on investment securities	(1,450)			(432)			*
Other assets	47,505			46,383			2.4
Total assets	$454,389			$443,721			2.4
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$79,234			$81,729			(3.1)%
Interest-bearing deposits
Interest checking	70,136	58	.17	66,490	30	.09	5.5
Money market savings	103,350	458	.89	107,763	284	.53	(4.1)
Savings accounts	44,730	20	.09	43,069	16	.08	3.9
Time deposits	37,252	236	1.27	30,759	107	.70	21.1
Total interest-bearing deposits	255,468	772	.61	248,081	437	.36	3.0
Short-term borrowings	21,726	166	1.54	13,873	60	.88	56.6
Long-term debt	34,723	441	2.56	35,775	389	2.19	(2.9)
Total interest-bearing liabilities	311,917	1,379	.89	297,729	886	.60	4.8
Other liabilities	13,536			15,529			(12.8)
Shareholders’ equity
Preferred equity	5,419			5,562			(2.6)
Common equity	43,656			42,537			2.6
Total U.S. Bancorp shareholders’ equity	49,075			48,099			2.0
Noncontrolling interests	627			635			(1.3)
Total equity	49,702			48,734			2.0
Total liabilities and equity	$454,389			$443,721			2.4
Net interest income		$6,423			$6,130
Gross interest margin			2.92%			2.91%
Gross interest margin without taxable-equivalent increments			2.89%			2.86%
Percent of Earning Assets
Interest income			3.81%			3.51%
Interest expense			.68			.44
Net interest margin			3.13%			3.07%
Net interest margin without taxable-equivalent increments			3.10%			3.02%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent for 2018 and 35 percent for 2017.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	73

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 of this Report for information regarding shares repurchased by the Company during the second quarter of 2018.

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Award Agreement for executive officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after July 1, 2018).
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

74	U.S. Bancorp

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ CRAIG E. GIFFORD

Dated: August 2, 2018		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	75

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)			Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Earnings
1.	Net income attributable to U.S. Bancorp		$1,750	$3,425
2.	Applicable income taxes, including expense related to unrecognized tax positions		441	803
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,191	$4,228
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$324	$602
	b.	Portion of rents representative of interest and amortization of debt expense	29	58
	c.	Fixed charges excluding interest on deposits (4a + 4b)	353	660
	d.	Interest on deposits	427	772
	e.	Fixed charges including interest on deposits (4c + 4d)	$780	$1,432
5.	Amortization of interest capitalized		$–	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,544	4,888
7.	Earnings including interest on deposits (3 + 4e + 5)		2,971	5,660
8.	Fixed charges excluding interest on deposits (4c)		353	660
9.	Fixed charges including interest on deposits (4e)		780	1,432
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		7.21	7.41
11.	Including interest on deposits (line 7/line 9)		3.81	3.95

*	Excludes interest expense related to unrecognized tax positions.

Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

(Dollars in Millions)			Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Earnings
1.	Net income attributable to U.S. Bancorp		$1,750	$3,425
2.	Applicable income taxes, including expense related to unrecognized tax positions		441	803
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,191	$4,228
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$324	$602
	b.	Portion of rents representative of interest and amortization of debt expense	29	58
	c.	Fixed charges excluding interest on deposits (4a + 4b)	353	660
	d.	Interest on deposits	427	772
	e.	Fixed charges including interest on deposits (4c + 4d)	$780	$1,432
5.	Amortization of interest capitalized		$–	$–
6.	Preferred stock dividends		64	134
7.	Earnings excluding interest on deposits (3 + 4c + 5)		2,544	4,888
8.	Earnings including interest on deposits (3 + 4e + 5)		2,971	5,660
9.	Fixed charges excluding interest on deposits, and preferred stock dividends (4c+6)		417	794
10.	Fixed charges including interest on deposits, and preferred stock dividends (4e+6)		844	1,566
Ratio of Earnings to Fixed Charges and Preferred Dividends
11.	Excluding interest on deposits (line 7/line 9)		6.10	6.16
12.	Including interest on deposits (line 8/line 10)		3.52	3.61

*	Excludes interest expense related to unrecognized tax positions.

76	U.S. Bancorp

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Andrew Cecere, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Dated: August 2, 2018

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

Dated: August 2, 2018

78	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ANDREW CECERE	/s/ TERRANCE R. DOLAN
Andrew Cecere Chief Executive Officer Dated: August 2, 2018	Terrance R. Dolan Chief Financial Officer

U.S. Bancorp	79

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