Form 10-Q
period 2018-09-30
US BANCORP \DE\
filed 2018-11-02
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

YES ☑    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☑    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2018
Common Stock, $0.01 Par Value	1,616,092,910 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. Deterioration in general business and economic conditions or turbulence in domestic or global financial markets could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities, reduce the availability of funding to certain financial institutions, lead to a tightening of credit and increase stock price volatility. Stress in the commercial real estate markets, as well as a downturn in the residential real estate markets, could cause credit losses and deterioration in asset values. In addition, changes to statutes, regulations, or regulatory policies or practices could affect U.S. Bancorp in substantial and unpredictable ways. U.S. Bancorp’s results could also be adversely affected by changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of its investment securities; legal and regulatory developments; litigation; increased competition from both banks and non-banks; changes in the level of tariffs and other trade policies of the United States and its global trading partners; changes in customer behavior and preferences; breaches in data security; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputational risk.

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2018	2017	Percent Change	2018	2017	Percent Change
Condensed Income Statement
Net interest income	$3,251	$3,176	2.4%	$9,616	$9,205	4.5%
Taxable-equivalent adjustment (a)	30	51	(41.2)	88	152	(42.1)
Net interest income (taxable-equivalent basis) (b)	3,281	3,227	1.7	9,704	9,357	3.7
Noninterest income	2,408	2,331	3.3	7,079	6,900	2.6
Securities gains (losses), net	10	9	11.1	25	47	(46.8)
Total net revenue	5,699	5,567	2.4	16,808	16,304	3.1
Noninterest expense	3,044	2,998	1.5	9,184	8,891	3.3
Provision for credit losses	343	360	(4.7)	1,011	1,055	(4.2)
Income before taxes	2,312	2,209	4.7	6,613	6,358	4.0
Income taxes and taxable-equivalent adjustment	490	640	(23.4)	1,351	1,791	(24.6)
Net income	1,822	1,569	16.1	5,262	4,567	15.2
Net (income) loss attributable to noncontrolling interests	(7)	(6)	(16.7)	(22)	(31)	29.0
Net income attributable to U.S. Bancorp	$1,815	$1,563	16.1	$5,240	$4,536	15.5
Net income applicable to U.S. Bancorp common shareholders	$1,732	$1,485	16.6	$5,007	$4,302	16.4
Per Common Share
Earnings per share	$1.06	$.89	19.1%	$3.05	$2.56	19.1%
Diluted earnings per share	1.06	.88	20.5	3.04	2.55	19.2
Dividends declared per share	.37	.30	23.3	.97	.86	12.8
Book value per share (c)	27.35	25.98	5.3
Market value per share	52.81	53.59	(1.5)
Average common shares outstanding	1,629	1,672	(2.6)	1,641	1,683	(2.5)
Average diluted common shares outstanding	1,633	1,678	(2.7)	1,645	1,689	(2.6)
Financial Ratios
Return on average assets	1.58%	1.38%		1.54%	1.36%
Return on average common equity	15.5	13.6		15.2	13.4
Net interest margin (taxable-equivalent basis) (a)	3.15	3.14		3.14	3.09
Efficiency ratio (b)	53.5	53.9		54.7	54.7
Net charge-offs as a percent of average loans outstanding	.46	.47		.48	.49
Average Balances
Loans	$281,065	$277,626	1.2%	$279,699	$275,454	1.5%
Loans held for sale	3,109	3,935	(21.0)	3,262	3,457	(5.6)
Investment securities (d)	113,547	111,832	1.5	113,873	111,325	2.3
Earning assets	415,177	408,825	1.6	413,246	404,031	2.3
Assets	456,916	450,630	1.4	455,241	446,049	2.1
Noninterest-bearing deposits	77,192	81,964	(5.8)	78,546	81,808	(4.0)
Deposits	330,121	335,151	(1.5)	333,159	331,610	.5
Short-term borrowings	22,186	15,505	43.1	21,881	14,423	51.7
Long-term debt	39,701	35,544	11.7	36,400	35,697	2.0
Total U.S. Bancorp shareholders’ equity	50,138	48,819	2.7	49,433	48,342	2.3

	September 30, 2018	December 31, 2017
Period End Balances
Loans	$281,461	$280,432	.4%
Investment securities	110,958	112,499	(1.4)
Assets	464,607	462,040	.6
Deposits	331,178	347,215	(4.6)
Long-term debt	40,894	32,259	26.8
Total U.S. Bancorp shareholders’ equity	50,375	49,040	2.7
Asset Quality
Nonperforming assets	$1,004	$1,200	(16.3)%
Allowance for credit losses	4,426	4,417	.2
Allowance for credit losses as a percentage of period-end loans	1.57%	1.58%
Capital Ratios
Basel III standardized approach:
Common equity tier 1 capital	9.0%	9.3%
Tier 1 capital	10.6	10.8
Total risk-based capital	12.6	12.9
Leverage	9.0	8.9
Common equity tier 1 capital to risk-weighted assets for the Basel III advanced approaches	11.8	12.0
Tangible common equity to tangible assets (b)	7.7	7.6
Tangible common equity to risk-weighted assets (b)	9.3	9.4
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (b)		9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (b)		11.6

(a)	Based on federal income tax rates of 21 percent for 2018 and 35 percent for 2017, for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 30.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)

Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.8 billion for the third quarter of 2018, or $1.06 per diluted common share, compared with $1.6 billion, or $0.88 per diluted common share, for the third quarter of 2017. Return on average assets and return on average common equity were 1.58 percent and 15.5 percent, respectively, for the third quarter of 2018, compared with 1.38 percent and 13.6 percent, respectively, for the third quarter of 2017.

Total net revenue for the third quarter of 2018 was $132 million (2.4 percent) higher than the third quarter of 2017, reflecting a 2.4 percent increase in net interest income (1.7 percent on a taxable-equivalent basis) and a 3.3 percent increase in noninterest income. The increase in net interest income from the third quarter of 2017 was mainly a result of the impact of rising interest rates, earning assets growth, and higher yields on the reinvestment of securities, partially offset by higher rates on deposits and funding mix changes. The noninterest income increase was driven by strong growth in payment services revenue and trust and investment management fees, along with an increase in other noninterest income, partially offset by decreases in mortgage banking revenue and commercial products revenue.

Noninterest expense in the third quarter of 2018 was $46 million (1.5 percent) higher than the third quarter of 2017, primarily due to increased compensation expense related to supporting business growth and compliance programs, merit increases, and variable compensation related to revenue growth, higher employee benefits expense, and higher technology and communications expense in support of business growth. Partially offsetting these increases was lower other noninterest expense driven by lower costs related to tax-advantaged projects, lower Federal Deposit Insurance Corporation (“FDIC”) insurance expense, a reduction in mortgage servicing costs, and lower pension related costs.

The provision for credit losses for the third quarter of 2018 of $343 million was $17 million (4.7 percent) lower than the third quarter of 2017. Net charge-offs in the third quarter of 2018 were $328 million, compared with $330 million in the third quarter of 2017. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Net income attributable to U.S. Bancorp for the first nine months of 2018 was $5.2 billion, or $3.04 per diluted common share, compared with $4.5 billion, or $2.55 per diluted common share, for the first nine months of 2017. Return on average assets and return on average common equity were 1.54 percent and 15.2 percent, respectively, for the first nine months of 2018, compared with 1.36 percent and 13.4 percent, respectively, for the first nine months of 2017.

Total net revenue for the first nine months of 2018 was $504 million (3.1 percent) higher than the first nine months of 2017, reflecting a 4.5 percent increase in net interest income (3.7 percent on a taxable-equivalent basis) and a 2.3 percent increase in noninterest income. The increase in net interest income from a year ago was mainly a result of the impact of rising interest rates, earnings assets growth, and higher yields on the reinvestment of securities, partially offset by higher rates on deposits and funding mix changes. The noninterest income increase was driven by strong growth in payment services revenue and trust and investment management fees, along with increases in other noninterest income and ATM processing services revenue, partially offset by decreases in mortgage banking revenue and commercial products revenue.

Noninterest expense in the first nine months of 2018 was $293 million (3.3 percent) higher than the first nine months of 2017, primarily due to increased compensation expense related to supporting business growth and compliance programs, merit increases, and variable compensation related to revenue growth, higher employee benefits expense, and higher technology and communications expense in support of business growth. Partially offsetting these increases was lower other noninterest expense driven by lower costs related to tax-advantaged projects, lower FDIC insurance expense, a reduction in mortgage servicing costs, and lower pension related costs.

The provision for credit losses for the first nine months of 2018 of $1.0 billion was $44 million (4.2 percent) lower than the first nine months of 2017. Net charge-offs were $1.0 billion in both the first nine months of 2018 and 2017. Refer to “Corporate Risk

U.S. Bancorp	3

Table 2	Noninterest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2018	2017	Percent Change	2018	2017	Percent Change
Credit and debit card revenue	$344	$318	8.2%	$1,019	$947	7.6%
Corporate payment products revenue	169	150	12.7	481	427	12.6
Merchant processing services	392	377	4.0	1,142	1,112	2.7
ATM processing services	85	77	10.4	254	223	13.9
Trust and investment management fees	411	380	8.2	1,210	1,128	7.3
Deposit service charges	198	187	5.9	563	538	4.6
Treasury management fees	146	153	(4.6)	451	466	(3.2)
Commercial products revenue	216	240	(10.0)	670	730	(8.2)
Mortgage banking revenue	174	213	(18.3)	549	632	(13.1)
Investment products fees	47	42	11.9	140	128	9.4
Securities gains (losses), net	10	9	11.1	25	47	(46.8)
Other	226	194	16.5	600	569	5.4
Total noninterest income	$2,418	$2,340	3.3%	$7,104	$6,947	2.3%

Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $3.3 billion in the third quarter and $9.7 billion in the first nine months of 2018, representing increases of $54 million (1.7 percent) and $347 million (3.7 percent), respectively, over the same periods of 2017. The increases were principally driven by the impact of rising interest rates, earning assets growth, and higher yields on securities, partially offset by changes in loan mix, higher rates on deposits and changes in funding mix, as well as the impact of the Tax Cuts and Jobs Act (“tax reform”) enacted by Congress in late 2017 which reduced the taxable-equivalent adjustment benefit related to tax exempt assets, and higher interest recoveries in the prior year. Average earning assets were $6.4 billion (1.6 percent) higher in the third quarter and $9.2 billion (2.3 percent) higher in the first nine months of 2018, compared with the same periods of 2017, reflecting increases in loans, investment securities and other earning assets. The net interest margin, on a taxable-equivalent basis, in the third quarter and first nine months of 2018 was 3.15 percent and 3.14 percent, respectively, compared with 3.14 percent and 3.09 percent in the third quarter and first nine months of 2017, respectively. The increases in the net interest margin from the same periods of the prior year were primarily due to higher interest rates, partially offset by higher funding costs, changes in loan mix, and the impact of tax reform. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.

Average total loans in the third quarter and first nine months of 2018 were $3.4 billion (1.2 percent) and $4.2 billion (1.5 percent) higher, respectively, than the same periods of 2017, due to growth in residential mortgages, commercial loans and credit card loans. In addition, average other retail loans were also higher in the first nine months of 2018, compared to the same period of the prior year. The increases were driven by higher demand for loans from new and existing customers. These increases were partially offset by a decrease in commercial real estate loans due to disciplined underwriting and customers paying down balances over the past year, as well as a decrease in loans covered by loss sharing agreements with the FDIC, a run-off portfolio.

Average investment securities in the third quarter and first nine months of 2018 were $1.7 billion (1.5 percent) and $2.5 billion (2.3 percent) higher, respectively, than the same periods of 2017, primarily due to purchases of U.S. Treasury, mortgage-backed and state and political securities, net of prepayments and maturities.

Average total deposits were $5.0 billion (1.5 percent) lower in the third quarter and $1.5 billion (0.5 percent) higher in the first nine months of 2018, respectively, compared to the same periods of 2017. Average noninterest-bearing deposits for the third quarter and first nine months of 2018 decreased $4.8 billion (5.8 percent) and $3.3 billion (4.0 percent), respectively, from the same periods of 2017, primarily due to decreases in business deposits within Corporate and Commercial Banking, and trust balances within Wealth Management and Investment Services. Average total savings deposits for the third quarter and first nine months of 2018 were $1.9 billion (0.9 percent) and $54 million lower, respectively, than the same periods of 2017, driven by decreases in Corporate and Commercial Banking, and Wealth Management and Investment Services balances,

4	U.S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2018	2017	Percent Change	2018	2017	Percent Change
Compensation	$1,529	$1,440	6.2%	$4,594	$4,247	8.2%
Employee benefits	294	268	9.7	923	843	9.5
Net occupancy and equipment	270	258	4.7	797	760	4.9
Professional services	96	104	(7.7)	274	305	(10.2)
Marketing and business development	106	92	15.2	314	291	7.9
Technology and communications	247	227	8.8	724	667	8.5
Postage, printing and supplies	84	82	2.4	244	244	–
Other intangibles	41	44	(6.8)	120	131	(8.4)
Other	377	483	(21.9)	1,194	1,403	(14.9)
Total noninterest expense	$3,044	$2,998	1.5%	$9,184	$8,891	3.3%
Efficiency ratio (a)	53.5%	53.9%		54.7%	54.7%

a)	See Non-GAAP Financial Measures beginning on page 30.

partially offset by increases in Consumer and Business Banking balances. The declines in Corporate and Commercial Banking total savings balances reflect expected run-off related to the business merger of a large financial customer. Average time deposits for the third quarter and first nine months of 2018 increased $1.7 billion (4.6 percent) and $4.9 billion (14.9 percent), respectively, over the same periods of 2017. The increases were largely related to those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics.

Provision for Credit Losses The provision for credit losses for the third quarter and first nine months of 2018 decreased $17 million (4.7 percent) and $44 million (4.2 percent), respectively, from the same periods of 2017. Net charge-offs decreased $2 million (0.6 percent) and $4 million (0.4 percent) in the third quarter and first nine months of 2018, respectively, compared with the same periods of the prior year, primarily due to lower commercial loan and residential mortgage net charge-offs, partially offset by higher credit card loan net charge-offs. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income was $2.4 billion in the third quarter and $7.1 billion in the first nine months of 2018, representing increases of $78 million (3.3 percent) and $157 million (2.3 percent), respectively, compared with the same periods of 2017. The increases from a year ago reflected strong growth in payment services revenue and trust and investment management fees, along with increases in other noninterest income and ATM processing services revenue. These increases were partially offset by lower mortgage banking revenue and commercial products revenue, which were impacted by industry trends in these revenue categories. The increase in payment services revenue reflected higher credit and debit card revenue, corporate payment products revenue, and merchant processing services revenue, all driven by higher sales volumes. Trust and investment management fees increased due to business growth and favorable market conditions. ATM processing services revenue increased due to higher transaction volumes. Other noninterest income increased in the third quarter of 2018, compared to the third quarter of 2017, primarily due to higher equity investment income and tax-advantaged project syndication revenue. Other noninterest income increased in the first nine months of 2018, compared with the same period of the prior year, primarily due to higher tax-advantaged project syndication revenue. The decrease in mortgage banking revenue was primarily due to lower mortgage production and the adverse impact on gain on sale margins due to excess capacity in the industry in the near term. The decrease in commercial products revenue was primarily due to lower corporate bond underwriting fees and loan syndication fees. Commercial products revenue further decreased in the first nine months of 2018, compared with the same period of the prior year, due to lower trading revenue.

Noninterest Expense Noninterest expense was $3.0 billion in the third quarter and $9.2 billion in the first nine months of 2018, representing increases of $46 million (1.5 percent) and $293 million (3.3 percent) over the same periods of 2017. The increases from a year ago were primarily due to higher personnel costs and technology and communications expense, partially offset by lower other noninterest expense. Compensation expense increased principally due to the impact of hiring to support business growth and compliance programs, merit increases, and higher variable compensation related

U.S. Bancorp	5

to business production. Employee benefits expense increased primarily due to increased medical costs and staffing, while technology and communications expense increased primarily due to technology investment initiatives. Other noninterest expense decreased due to lower costs related to tax-advantaged projects, lower FDIC insurance expense, a reduction in mortgage servicing costs and lower pension-related costs as a result of contributions to the Company’s pension plans in 2017.

Income Tax Expense The provision for income taxes was $460 million (an effective rate of 20.2 percent) for the third quarter and $1.3 billion (an effective rate of 19.4 percent) for the first nine months of 2018, compared with $589 million (an effective rate of 27.3 percent) and $1.6 billion (an effective rate of 26.4 percent) for the same periods of 2017. The lower 2018 tax rates reflect tax reform enacted in late 2017. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $281.5 billion at September 30, 2018, compared with $280.4 billion at December 31, 2017, an increase of $1.1 billion (0.4 percent). The increase was driven by higher residential mortgages and commercial loans, partially offset by lower other retail loans, commercial real estate loans, credit card loans and covered loans.

Residential mortgages held in the loan portfolio increased $3.1 billion (5.2 percent) at September 30, 2018, compared with December 31, 2017, as origination activity more than offset the effect of customers paying down balances in the first nine months of 2018. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.

Commercial loans increased $1.7 billion (1.8 percent) at September 30, 2018, compared with December 31, 2017, reflecting higher demand from new and existing customers.

Other retail loans decreased $1.3 billion (2.2 percent) at September 30, 2018, compared with December 31, 2017, reflecting the sale of the Company’s federally guaranteed student loans during the first nine months of 2018, along with decreases in auto loans and home equity loans. Partially offsetting these decreases were increases in installment and retail leasing loans.

Commercial real estate loans decreased $497 million (1.2 percent) at September 30, 2018, compared with December 31, 2017, primarily the result of continued disciplined underwriting and customers paying down balances.

Credit card loans decreased $311 million (1.4 percent) at September 30, 2018, compared with December 31, 2017, primarily the result of customers paying down balances.

Covered loans decreased $1.7 billion (55.1 percent) at September 30, 2018, compared with December 31, 2017, reflecting the transfer of $1.3 billion of covered residential mortgage loans from the loan portfolio to loans held for sale at the end of the third quarter of 2018.

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

Loans Held for Sale Loans held for sale, consisting of residential mortgages and other loans to be sold in the secondary market, were $4.5 billion at September 30, 2018, compared with $3.6 billion at December 31, 2017. The increase in loans held for sale was principally due to the transfer of $1.3 billion of covered residential mortgage loan balances to loans held for sale at the end of the third quarter of 2018. This increase was partially offset by a decrease in originated residential mortgage loans held for sale (“MLHFS”) balances due to a lower level of mortgage loan closings in the third quarter of 2018. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities Investment securities totaled $111.0 billion at September 30, 2018, compared with $112.5 billion at December 31, 2017. The $1.5 billion (1.4 percent) decrease was primarily due to a $1.4 billion unfavorable change in net unrealized gains (losses) on available-for-sale investment securities.

6	U.S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At September 30, 2018 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$3,028	$3,016	.4	1.26%	$650	$646	.7	1.73%
Maturing after one year through five years	16,490	15,935	3.0	1.70	2,912	2,755	4.4	1.64
Maturing after five years through ten years	658	630	7.6	2.85	1,550	1,475	5.7	2.10
Maturing after ten years	–	–	–	–	–	–	–	–
Total	$20,176	$19,581	2.8	1.67%	$5,112	$4,876	4.3	1.79%
Mortgage-Backed Securities (a)
Maturing in one year or less	$69	$69	.4	3.83%	$36	$36	.8	2.51%
Maturing after one year through five years	13,644	13,074	4.4	2.09	15,158	14,479	4.0	2.03
Maturing after five years through ten years	23,195	22,574	6.3	2.63	25,348	24,544	6.3	2.67
Maturing after ten years	2,583	2,598	14.4	3.18	360	361	14.0	3.06
Total	$39,491	$38,315	6.2	2.48%	$40,902	$39,420	5.5	2.43%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%	$–	$–	–	–%
Maturing after one year through five years	402	408	3.6	3.49	3	4	3.3	2.90
Maturing after five years through ten years	–	–	–	–	2	3	6.4	3.00
Maturing after ten years	–	–	–	–	–	1	17.0	2.84
Total	$402	$408	3.6	3.49%	$5	$8	4.4	2.93%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$238	$242	.6	5.70%	$–	$–	.2	6.24%
Maturing after one year through five years	583	587	3.5	4.62	1	1	3.4	6.67
Maturing after five years through ten years	3,886	3,818	8.2	4.37	5	6	7.5	2.01
Maturing after ten years	2,140	1,961	19.0	4.11	–	–	–	–
Total	$6,847	$6,608	10.9	4.35%	$6	$7	7.0	2.55%
Other
Maturing in one year or less	$–	$–	–	–%	$9	$9	.1	3.21%
Maturing after one year through five years	–	–	–	–	12	12	1.2	3.08
Maturing after five years through ten years	–	–	–	–	–	–	–	–
Maturing after ten years	–	–	–	–	–	–	–	–
Total	$–	$–	–	–%	$21	$21	.7	3.14%
Total investment securities (d)	$66,916	$64,912	5.6	2.43%	$46,046	$44,332	5.4	2.36%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
(b)

Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, and yield to maturity if the security is purchased at par or a discount.

(c)

Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and the contractual maturity date for securities with a fair value equal to or below par.

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

	September 30, 2018		December 31, 2017
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$25,288	22.4%	$28,767	25.5%
Mortgage-backed securities	80,393	71.2	77,606	68.6
Asset-backed securities	407	.3	419	.4
Obligations of state and political subdivisions	6,853	6.1	6,246	5.5
Other	21	–	41	–
Total investment securities	$112,962	100.0%	$113,079	100.0%

U.S. Bancorp	7

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At September 30, 2018, the Company’s net unrealized losses on available-for-sale securities were $2.0 billion, compared with $580 million at December 31, 2017. The unfavorable change in net unrealized gains (losses) was primarily due to decreases in the fair value of U.S. Treasury, mortgage-backed and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale securities totaled $2.1 billion at September 30, 2018, compared with $888 million at December 31, 2017. At September 30, 2018, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $331.2 billion at September 30, 2018, compared with $347.2 billion at December 31, 2017, the result of decreases in total savings deposits and noninterest-bearing deposits, partially offset by an increase in time deposits. Money market deposit balances decreased $7.3 billion (6.8 percent) at September 30, 2018, compared with December 31, 2017, primarily due to lower Wealth Management and Investment Services, Corporate and Commercial Banking, and Consumer and Business Banking balances. The decline in Corporate and Commercial Banking balances reflects expected run-off related to the business merger of a large financial customer. Interest checking balances decreased $4.7 billion (6.3 percent) at September 30, 2018, compared with December 31, 2017, primarily due to lower Wealth Management and Investment Services, and Corporate and Commercial Banking balances, partially offset by higher Consumer and Business Banking balances. Savings account balances increased $853 million (1.9 percent), primarily due to higher Consumer and Business Banking balances. Noninterest-bearing deposits decreased $10.4 billion (11.9 percent) at September 30, 2018, compared with December 31, 2017, primarily due to lower Wealth Management and Investment Services, and Corporate and Commercial Banking balances, partially offset by higher Consumer and Business Banking balances. Time deposits increased $5.6 billion (16.7 percent) at September 30, 2018, compared with December 31, 2017, driven by an increase in those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics, along with higher Consumer and Business Banking balances.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $23.9 billion at September 30, 2018, compared with $16.7 billion at December 31, 2017. The $7.2 billion (43.3 percent) increase in short-term borrowings was due to higher federal funds purchased, repurchase agreement and other short-term borrowings balances, partially offset by lower commercial paper balances. Long-term debt was $40.9 billion at September 30, 2018, compared with $32.3 billion at December 31, 2017. The $8.6 billion (26.8 percent) increase was primarily due to issuances of $8.4 billion of bank notes and $1.3 billion of medium-term notes, partially offset by a $901 million decrease in Federal Home Loan Bank (“FHLB”) advances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational,

8	U.S. Bancorp

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

U.S. Bancorp	9

customer-specific concentrations), collateral values, trends in loan performance and macroeconomic factors, such as changes in unemployment rates, gross domestic product and consumer bankruptcy filings, as well as the potential impact on customers and the domestic economy resulting from new tariffs or increases in existing tariffs. The Risk Management Committee oversees the Company’s credit risk management process.

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

The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off portfolio. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10- or 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20- or 10-year amortization period, respectively. At September 30, 2018, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.4 billion, or 10 percent, of the outstanding home equity line balances at September 30, 2018, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and credit scores, and in some cases, updated loan-to-value (“LTV”) information reflecting current market conditions on real estate based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

The covered loan segment represents loans acquired in FDIC-assisted transactions that are covered by loss sharing agreements with the FDIC that greatly reduce the risk of future credit losses to the Company. Key risk

10	U.S. Bancorp

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

The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV and borrower type at September 30, 2018:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$2,088	$52,312	$54,400	86.5%
Over 80% through 90%	7	4,054	4,061	6.5
Over 90% through 100%	3	457	460	.7
Over 100%	1	451	452	.7
No LTV available	–	48	48	.1
Loans purchased from GNMA mortgage pools (a)	–	3,483	3,483	5.5
Total	$2,099	$60,805	$62,904	100.0%
Borrower Type
Prime borrowers	$2,099	$56,292	$58,391	92.8%
Sub-prime borrowers	–	727	727	1.2
Other borrowers	–	303	303	.5
Loans purchased from GNMA mortgage pools (a)	–	3,483	3,483	5.5
Total	$2,099	$60,805	$62,904	100.0%

(a)

Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$11,760	$781	$12,541	78.6%
Over 80% through 90%	1,966	736	2,702	16.9
Over 90% through 100%	318	85	403	2.5
Over 100%	238	16	254	1.6
No LTV/CLTV available	55	11	66	.4
Total	$14,337	$1,629	$15,966	100.0%
Borrower Type
Prime borrowers	$14,123	$1,565	$15,688	98.3%
Sub-prime borrowers	42	57	99	.6
Other borrowers	172	7	179	1.1
Total	$14,337	$1,629	$15,966	100.0%

The total amount of consumer lending segment residential mortgage and home equity and second mortgage loans to customers that may be defined as sub-prime borrowers represented only 0.2 percent of the Company’s total assets at September 30, 2018 and December 31, 2017. The Company considers sub-prime loans to be those loans made to borrowers with a risk of default significantly higher than those approved for prime lending programs, as reflected in credit scores obtained from independent agencies at loan origination, in addition to other credit underwriting criteria. Sub-prime portfolios include only loans originated according to the Company’s underwriting programs

U.S. Bancorp	11

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

Home equity and second mortgages were $16.0 billion at September 30, 2018, compared with $16.3 billion at December 31, 2017, and included $4.3 billion of home equity lines in a first lien position and $11.7 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at September 30, 2018, included approximately $4.9 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.8 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at September 30, 2018:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,858	$6,845	$11,703
Percent 30-89 days past due	.35%	.45%	.41%
Percent 90 days or more past due	.06%	.08%	.07%
Weighted-average CLTV	71%	67%	69%
Weighted-average credit score	779	775	777

See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	September 30, 2018	December 31, 2017
Commercial
Commercial	.07%	.06%
Lease financing	–	–
Total commercial	.06	.06
Commercial Real Estate
Commercial mortgages	–	–
Construction and development	.03	.05
Total commercial real estate	.01	.01
Residential Mortgages (a)	.19	.22
Credit Card	1.18	1.28
Other Retail
Retail leasing	.02	.03
Home equity and second mortgages	.32	.28
Other	.14	.15
Total other retail	.17	.17
Total loans, excluding covered loans	.19	.21
Covered Loans (b)	.86	4.74
Total loans	.20%	.26%

90 days or more past due including nonperforming loans	September 30, 2018	December 31, 2017
Commercial	.28%	.31%
Commercial real estate	.27	.37
Residential mortgages (a)	.69	.96
Credit card	1.18	1.28
Other retail	.49	.46
Total loans, excluding covered loans	.48	.57
Covered loans (b)	.86	4.93
Total loans	.48%	.62%

(a)

Delinquent loan ratios exclude $1.7 billion at September 30, 2018, and $1.9 billion December 31, 2017, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 3.35 percent at September 30, 2018, and 4.16 percent at December 31, 2017.

(b)

Effective September 30, 2018, the Company transferred $1.3 billion of covered loans to loans held for sale. Included in the amount transferred were $108 million of loans 90 days or more past due and $6 million that were nonperforming.

12	U.S. Bancorp

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $551 million at September 30, 2018, compared with $720 million at December 31, 2017. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.20 percent at September 30, 2018, compared with 0.26 percent at December 31, 2017.

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Residential Mortgages (a)
30-89 days	$167	$198	.27%	.33%
90 days or more	118	130	.19	.22
Nonperforming	317	442	.50	.74
Total	$602	$770	.96%	1.29%
Credit Card
30-89 days	$309	$302	1.42%	1.37%
90 days or more	259	284	1.18	1.28
Nonperforming	–	1	–	–
Total	$568	$587	2.60%	2.65%
Other Retail
Retail Leasing
30-89 days	$32	$33	.38%	.41%
90 days or more	2	2	.02	.03
Nonperforming	11	8	.13	.10
Total	$45	$43	.53%	.54%
Home Equity and Second Mortgages
30-89 days	$71	$78	.45%	.48%
90 days or more	51	45	.32	.28
Nonperforming	125	126	.78	.77
Total	$247	$249	1.55%	1.53%
Other (b)
30-89 days	$262	$265	.83%	.80%
90 days or more	44	48	.14	.15
Nonperforming	39	34	.12	.10
Total	$345	$347	1.09%	1.05%

(a)

Excludes $414 million of loans 30-89 days past due and $1.7 billion of loans 90 days or more past due at September 30, 2018, purchased from GNMA mortgage pools that continue to accrue interest, compared with $385 million and $1.9 billion at December 31, 2017, respectively.

(b)	Includes revolving credit, installment, automobile and student loans.

U.S. Bancorp	13

The following table provides summary delinquency information for covered loans:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
30-89 days	$6	$50	.43%	1.61%
90 days or more	12	148	.86	4.74
Nonperforming	–	6	–	.19
Total (a)	$18	$204	1.29%	6.54%

(a)

Effective September 30, 2018, the Company transferred $1.3 billion of covered loans to loans held for sale. Included in the amount transferred were $42 million of loans 30-89 days past due, $108 million of loans 90 days or more past due and $6 million that were nonperforming.

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At September 30, 2018, performing TDRs were $3.9 billion, compared with $4.0 billion at December 31, 2017. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

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

The Company has also implemented certain residential mortgage loan restructuring programs that may result in TDRs. The Company modifies residential mortgage loans under Federal Housing Administration, United States Department of Veterans Affairs, and its own internal programs. Under these programs, the Company offers qualifying homeowners the opportunity to permanently modify their loan and achieve more affordable monthly payments by providing loan concessions. These concessions may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extensions of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In most instances, participation in residential mortgage loan restructuring programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement, and the loan documents are not modified until that time. The Company reports loans in a trial period arrangement as TDRs and continues to report them as TDRs after the trial period.

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At September 30, 2018 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$237	2.7%	2.0%	$129	(a)	$366
Commercial real estate	222	.6	–	36	(b)	258
Residential mortgages	1,430	3.1	4.2	224		1,654	(d)
Credit card	239	11.2	6.0	–		239
Other retail	134	6.6	6.6	49	(c)	183	(e)
TDRs, excluding GNMA and covered loans	2,262	3.9	3.9	438		2,700
Loans purchased from GNMA mortgage pools (g)	1,668	–	–	–		1,668	(f)
Covered loans	10	7.5	2.5	–		10
Total	$3,940	2.2%	2.2%	$438		$4,378

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
(d)

Includes $299 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $46 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(e)

Includes $74 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $12 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(f)

Includes $195 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $398 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(g)

Approximately 5.7 percent and 46.1 percent of the total TDR loans purchased from GNMA mortgage pools are 30-89 days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modified loans were not material at September 30, 2018.

U.S. Bancorp	15

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

At September 30, 2018, total nonperforming assets were $1.0 billion, compared with $1.2 billion at December 31, 2017. The $196 million (16.3 percent) decrease in nonperforming assets was driven by improvements in residential mortgages, commercial real estate loans, commercial loans and OREO, partially offset by increases in nonperforming other retail loans and other nonperforming assets. The ratio of total nonperforming assets to total loans and other real estate was 0.36 percent at September 30, 2018, compared with 0.43 percent at December 31, 2017.

OREO, excluding covered assets, was $100 million at September 30, 2018, compared with $141 million at December 31, 2017, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO, excluding covered assets, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Residential
Illinois	$11	$14	.25%	.32%
New York	8	8	1.01	1.01
Minnesota	6	11	.10	.18
Wisconsin	5	8	.24	.38
Oregon	5	3	.15	.09
All other states	60	91	.10	.15
Total residential	95	135	.12	.18
Commercial
California	3	4	.01	.02
Idaho	1	1	.09	.07
All other states	1	1	–	–
Total commercial	5	6	–	–
Total	$100	$141	.04%	.05%

16	U.S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	September 30, 2018	December 31, 2017
Commercial
Commercial	$193	$225
Lease financing	23	24
Total commercial	216	249
Commercial Real Estate
Commercial mortgages	77	108
Construction and development	28	34
Total commercial real estate	105	142
Residential Mortgages (b)	317	442
Credit Card	–	1
Other Retail
Retail leasing	11	8
Home equity and second mortgages	125	126
Other	39	34
Total other retail	175	168
Total nonperforming loans, excluding covered loans	813	1,002
Covered Loans	–	6
Total nonperforming loans	813	1,008
Other Real Estate (c)	100	141
Covered Other Real Estate	19	21
Other Assets	72	30
Total nonperforming assets	$1,004	$1,200
Accruing loans 90 days or more past due (b)	$551	$720
Nonperforming loans to total loans	.29%	.36%
Nonperforming assets to total loans plus other real estate (c)	.36%	.43%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Covered Assets	Total
Balance December 31, 2017	$404	$769	$27	$1,200
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	265	247	10	522
Advances on loans	19	1	1	21
Total additions	284	248	11	543
Reductions in nonperforming assets
Paydowns, payoffs	(152)	(108)	(1)	(261)
Net sales	(44)	(110)	(12)	(166)
Return to performing status	(11)	(132)	–	(143)
Charge-offs (d)	(148)	(21)	–	(169)
Total reductions	(355)	(371)	(13)	(739)
Net additions to (reductions in) nonperforming assets	(71)	(123)	(2)	(196)
Balance September 30, 2018	$333	$646	$25	$1,004

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)

Excludes $1.7 billion and $1.9 billion at September 30, 2018 and December 31, 2017, respectively, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)

Foreclosed GNMA loans of $240 million and $267 million at September 30, 2018, and December 31, 2017, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	17

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Commercial
Commercial	.27%	.34%	.25%	.33%
Lease financing	.22	.29	.27	.27
Total commercial	.26	.34	.25	.33
Commercial Real Estate
Commercial mortgages	(.07)	(.03)	(.04)	(.04)
Construction and development	(.14)	(.17)	(.04)	(.09)
Total commercial real estate	(.09)	(.07)	(.04)	(.06)
Residential Mortgages	.03	.05	.03	.06
Credit Card	3.75	3.55	3.91	3.73
Other Retail
Retail leasing	.14	.10	.15	.13
Home equity and second mortgages	(.02)	(.02)	(.03)	(.02)
Other	.74	.73	.76	.74
Total other retail	.43	.42	.45	.44
Total loans, excluding covered loans	.47	.48	.48	.49
Covered Loans	–	–	–	–
Total loans	.46%	.47%	.48%	.49%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $328 million for the third quarter and $1.0 billion for the first nine months of 2018, compared with $330 million and $1.0 billion for the same periods of 2017. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2018 was 0.46 percent and 0.48 percent, respectively, compared with 0.47 percent and 0.49 percent, respectively, for the same periods of 2017. The year-over-year decreases in total net charge-offs reflected lower commercial loan and residential mortgage net charge-offs, partially offset by higher credit card loan net charge-offs.

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At September 30, 2018, the Company serviced the first lien on 42 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are

18	U.S. Bancorp

serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $286 million or 1.8 percent of its total home equity portfolio at September 30, 2018, represented non-delinquent junior liens where the first lien was delinquent or modified.

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

At September 30, 2018, the allowance for credit losses was $4.4 billion (1.57 percent of period-end loans), compared with an allowance of $4.4 billion (1.58 percent of period-end loans) at December 31, 2017. The ratio of the allowance for credit losses to nonperforming loans was 544 percent at September 30, 2018, compared with 438 percent at December 31, 2017. The ratio of the allowance for credit losses to annualized loan net charge-offs was 340 percent at September 30, 2018, compared with 332 percent of full-year 2017 net charge-offs at December 31, 2017.

U.S. Bancorp	19

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2018	2017	2018	2017
Balance at beginning of period	$4,411	$4,377	$4,417	$4,357
Charge-Offs
Commercial
Commercial	83	109	248	296
Lease financing	5	6	17	19
Total commercial	88	115	265	315
Commercial real estate
Commercial mortgages	1	1	4	5
Construction and development	–	1	2	2
Total commercial real estate	1	2	6	7
Residential mortgages	12	16	37	49
Credit card	231	214	727	653
Other retail
Retail leasing	6	3	16	11
Home equity and second mortgages	6	8	18	25
Other	84	75	249	227
Total other retail	96	86	283	263
Covered loans (a)	–	–	–	–
Total charge-offs	428	433	1,318	1,287
Recoveries
Commercial
Commercial	20	30	75	71
Lease financing	2	2	6	8
Total commercial	22	32	81	79
Commercial real estate
Commercial mortgages	6	3	13	15
Construction and development	4	6	5	10
Total commercial real estate	10	9	18	25
Residential mortgages	8	9	22	22
Credit card	25	27	100	72
Other retail
Retail leasing	3	1	7	4
Home equity and second mortgages	7	9	22	28
Other	25	16	67	52
Total other retail	35	26	96	84
Covered loans (a)	–	–	–	–
Total recoveries	100	103	317	282
Net Charge-Offs
Commercial
Commercial	63	79	173	225
Lease financing	3	4	11	11
Total commercial	66	83	184	236
Commercial real estate
Commercial mortgages	(5)	(2)	(9)	(10)
Construction and development	(4)	(5)	(3)	(8)
Total commercial real estate	(9)	(7)	(12)	(18)
Residential mortgages	4	7	15	27
Credit card	206	187	627	581
Other retail
Retail leasing	3	2	9	7
Home equity and second mortgages	(1)	(1)	(4)	(3)
Other	59	59	182	175
Total other retail	61	60	187	179
Covered loans (a)	–	–	–	–
Total net charge-offs	328	330	1,001	1,005
Provision for credit losses	343	360	1,011	1,055
Other changes (b)	–	–	(1)	–
Balance at end of period (c)	$4,426	$4,407	$4,426	$4,407
Components
Allowance for loan losses	$3,954	$3,908
Liability for unfunded credit commitments	472	499
Total allowance for credit losses	$4,426	$4,407
Allowance for Credit Losses as a Percentage of
Period-end loans	1.57%	1.58%
Nonperforming loans	544	426
Nonperforming and accruing loans 90 days or more past due	324	262
Nonperforming assets	441	352
Annualized net charge-offs	340	337

(a)	Relates to covered loan charge-offs and recoveries not reimbursable by the FDIC.
(b)

Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

(c)	At September 30, 2018 and 2017, $1.7 billion of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

20	U.S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2018, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2017. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on residual value risk management.

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

Interest Rate Risk Management In the banking industry, changes in interest rates are a significant risk that can impact earnings, market valuations and the safety and soundness of an entity. To manage the impact on net interest income and the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Management Committee (“ALCO”) and approved by the Board of Directors. The ALCO has the responsibility for approving and ensuring compliance with the ALCO management policies, including interest rate risk exposure. The Company uses net interest income simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk. The Company has established policy limits within which it manages the overall interest rate risk profile, and at September 30, 2018 and December 31, 2017, the Company was within those limits.

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. While the Company utilizes assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. For example, if deposit outflows are more limited (stable) than the assumptions the Company used in preparing Table 9, the projected impact to net interest income would increase to 1.72 percent in the “Up 50 basis point (“bps”)” and 3.85 percent in the “Up 200 bps” scenarios. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on net interest income simulation analysis.

Table 9	Sensitivity of Net Interest Income

	September 30, 2018				December 31, 2017
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(1.42)%	1.02%	(3.84)%	1.49%	(2.07)%	1.13%	*	1.72%

*	Given the level of interest rates, downward rate scenario is not computed.

U.S. Bancorp	21

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. A 200 bps increase would have resulted in a 3.7 percent decrease in the market value of equity at September 30, 2018, compared with a 3.1 percent decrease at December 31, 2017. A 200 bps decrease would have resulted in a 5.2 percent decrease in the market value of equity at September 30, 2018, compared with an 8.0 percent decrease at December 31, 2017. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further discussion on market value of equity modeling.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At September 30, 2018, the Company had $4.0 billion of forward commitments to sell, hedging $2.2 billion of MLHFS and $2.3 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.

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

22	U.S. Bancorp

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

The average, high, low and period-end one-day VaR amounts for the Company’s trading positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2018	2017
Average	$1	$1
High	1	1
Low	1	1
Period-end	1	1

The Company did not experience any actual trading losses for its combined trading businesses that exceeded VaR during the nine months ended September 30, 2018 and 2017. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s trading portfolio. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end one-day Stressed VaR amounts for the Company’s trading positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2018	2017
Average	$5	$4
High	8	6
Low	2	2
Period-end	6	6

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

The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2018	2017
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$–
High	2	1
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$6	$8
High	7	10
Low	4	6

U.S. Bancorp	23

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

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow at the FHLB and the Federal Reserve Bank’s Discount Window. At September 30, 2018, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $98.9 billion, compared with $100.3 billion at December 31, 2017. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At September 30, 2018, the Company could have borrowed an additional $92.1 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $331.2 billion at September 30, 2018, compared with $347.2 billion at December 31, 2017. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $40.9 billion at September 30, 2018, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $23.9 billion at September 30, 2018, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At September 30, 2018, parent company long-term debt outstanding was $17.1 billion, compared with $15.8 billion at December 31, 2017. The increase was primarily due to the issuance of $1.3 billion of medium-term notes. As of September 30, 2018, there was $1.5 billion of parent company debt scheduled to mature in the remainder of 2018.

The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. At September 30, 2018, the Company was compliant with this requirement.

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

exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2018, the Company had an aggregate amount on deposit with European banks of approximately $8.1 billion, predominately with the Central Bank of Ireland and Bank of England.

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

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, which includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive. Currently, the standardized approach is the most restrictive. Beginning January 1, 2018, the regulatory capital requirements reflect the full implementation of Basel III. Prior to 2018, the Company’s capital ratios reflected certain transitional adjustments. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at September 30, 2018 and December 31, 2017. All regulatory ratios exceeded regulatory “well-capitalized” requirements. At September 30, 2018, the Company’s common equity tier 1 capital ratio using the Basel III standardized approach was 9.0 percent, compared with an estimated fully implemented common equity tier 1 capital ratio using the Basel III standardized approach of 9.1 percent at December 31, 2017.

The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the standardized approach, was 7.7 percent and 9.3 percent, respectively, at September 30, 2018, compared with 7.6 percent and 9.4 percent, respectively, at December 31, 2017.

Total U.S. Bancorp shareholders’ equity was $50.4 billion at September 30, 2018, compared with $49.0 billion at December 31, 2017. The increase was primarily the result of the Company’s earnings and a preferred stock issuance, partially offset by common share repurchases, dividends and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss).

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2018	December 31, 2017
Basel III standardized approach:
Common equity tier 1 capital	$34,097	$34,369
Tier 1 capital	40,114	39,806
Total risk-based capital	47,531	47,503
Risk-weighted assets	377,713	367,771
Common equity tier 1 capital as a percent of risk-weighted assets	9.0%	9.3%
Tier 1 capital as a percent of risk-weighted assets	10.6	10.8
Total risk-based capital as a percent of risk-weighted assets	12.6	12.9
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.0	8.9
Basel III advanced approaches:
Common equity tier 1 capital	$34,097	$34,369
Tier 1 capital	40,114	39,806
Total risk-based capital	44,492	44,477
Risk-weighted assets	289,600	287,211
Common equity tier 1 capital as a percent of risk-weighted assets	11.8%	12.0%
Tier 1 capital as a percent of risk-weighted assets	13.9	13.9
Total risk-based capital as a percent of risk-weighted assets	15.4	15.5
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.2

U.S. Bancorp	25

On June 28, 2018, the Company announced its Board of Directors had approved an authorization to repurchase up to $3.0 billion of its common stock, from July 1, 2018 through June 30, 2019.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the third quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
July	7,231,555	$52.11	7,231,555	$2,623
August	4,217,974	53.51	4,217,974	2,398
September	2,772,471	54.23	2,772,471	2,247
Total	14,222,000	$52.94	14,222,000	$2,247

(a)	All shares were purchased under the July 1, 2018 through June 30, 2019, $3.0 billion common stock repurchase authorization program announced on June 28, 2018.

On September 18, 2018, the Company announced its Board of Directors had approved a 23 percent increase in the Company’s dividend rate per common share from $0.30 per quarter to $0.37 per quarter.

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

Corporate and Commercial Banking Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Corporate and Commercial Banking contributed $394 million of the Company’s net income in the third quarter and $1.2 billion in the first nine months of 2018, or increases of $30 million (8.2 percent) and $123 million (11.4 percent), respectively, compared with the same periods of 2017.

Net revenue decreased $14 million (1.5 percent) in the third quarter and $58 million (2.0 percent) in the first nine months of 2018, compared with the same periods of 2017. Noninterest income decreased $18 million (8.2 percent) in the third quarter and $74 million (10.5 percent) in the first nine months of 2018, compared with the same periods of 2017, primarily due to lower corporate bond underwriting fees, syndication fees and loan fees. Net interest income, on a taxable-equivalent basis, increased $4 million (0.5 percent) in the third quarter and $16 million (0.7 percent) in the first nine months of 2018, compared with the same periods of 2017, primarily due to the impact of rising rates on the margin benefit from deposits, offset by lower rates on loans, reflecting a competitive marketplace, loan mix and lower deposits. Noninterest bearing deposits are declining as customers deploy balances to support business growth. Decreases in interest-bearing deposits reflect expected balance run-off related to the business merger of a larger financial services customer.

Noninterest expense decreased $10 million (2.6 percent) in the third quarter and increased $8 million (0.7 percent) in the first nine months of 2018, compared with the same periods of 2017. The changes reflect lower FDIC insurance expense and lower variable compensation expense related to capital markets activities, offset by higher net shared services expense driven by technology development and investment in infrastructure. The provision for credit losses increased $44 million in the third quarter and $28 million in the first nine months of 2018, compared with the same periods of 2017, reflecting unfavorable changes in the reserve allocation, partially offset by lower net charge-offs.

26	U.S. Bancorp

Consumer and Business Banking Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $596 million of the Company’s net income in the third quarter and $1.7 billion in the first nine months of 2018, or increases of $114 million (23.7 percent) and $352 million (25.9 percent), respectively, compared with the same periods of 2017.

Net revenue increased $48 million (2.3 percent) in the third quarter and $199 million (3.2 percent) in the first nine months of 2018, compared with the same periods of 2017. Net interest income, on a taxable-equivalent basis, increased $82 million (5.6 percent) in the third quarter and $250 million (5.8 percent) in the first nine months of 2018, compared with the same periods of 2017. The increases were primarily due to the impact of rising rates on the margin benefit from deposits along with growth in average loan and core deposit balances, partially offset by lower rates on loans. Noninterest income decreased $34 million (5.5 percent) in the third quarter and $51 million (2.8 percent) in the first nine months of 2018, compared with the same periods of 2017, principally driven by lower mortgage banking revenue, in line with industry trends, primarily due to lower mortgage production and gain on sale margins, and a reduction in other noninterest income driven by lower end of term gains in retail leasing due to lower vehicle sales. These decreases were partially offset by higher deposit service charges and ATM processing services fees, reflecting higher transaction volumes.

Noninterest expense increased $50 million (4.0 percent) in the third quarter and $131 million (3.5 percent) in the first nine months of 2018, compared with the same periods of 2017, primarily due to higher net shared services expense and higher personnel expense, reflecting the impact of investments supporting business growth and development as well as higher production related incentives. These increases were partially offset by lower mortgage banking costs. The provision for credit losses decreased $39 million (41.9 percent) in the third quarter and $78 million (32.2 percent) in the first nine months of 2018, compared with the same periods of 2017, reflecting favorable changes in the reserve allocation as well as lower net charge-offs.

Wealth Management and Investment Services Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through five businesses: Wealth Management, Corporate Trust Services, U.S. Bancorp Asset Management, Institutional Trust & Custody and Fund Services. Wealth Management and Investment Services contributed $221 million of the Company’s net income in the third quarter and $623 million in the first nine months of 2018, or increases of $59 million (36.4 percent) and $145 million (30.3 percent), respectively, compared with the same periods of 2017.

Net revenue increased $62 million (9.4 percent) in the third quarter and $181 million (9.2 percent) in the first nine months of 2018, compared with the same periods of 2017. Net interest income, on a taxable-equivalent basis, increased $29 million (11.5 percent) in the third quarter and $97 million (13.1 percent) in the first nine months of 2018, compared with the same periods of 2017. The increases were primarily due to the impact of rising rates on the margin benefit from deposits. Noninterest income increased $33 million (8.0 percent) in the third quarter and $84 million (6.9 percent) in the first nine months of 2018, compared with the same periods of 2017, principally due to favorable market conditions, business growth and net asset inflows.

Noninterest expense increased $25 million (6.1 percent) in the third quarter and $104 million (8.6 percent) in the first nine months of 2018, compared with the same periods of 2017, primarily due to increased net shared services expense and higher personnel expense driven by investments to support business growth, higher production related incentives and increased staffing to support business development. Noninterest expense further increased in the first nine months of 2018, compared to the same period of the prior year, as a result of settling certain litigation matters during the current year.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $393 million of the Company’s net income in the third quarter and $1.1 billion in the first nine months of 2018, or increases of $82 million (26.4 percent) and $207 million (23.2 percent), respectively, compared with the same periods of 2017.

Net revenue increased $65 million (4.4 percent) in the third quarter and $193 million (4.5 percent) in the first nine months of 2018, compared with the same periods of 2017. Noninterest income increased $60 million (7.1 percent) in the third quarter and $163 million (6.5 percent) in the first nine months of

U.S. Bancorp	27

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking
Three Months Ended September 30 (Dollars in Millions)	2018	2017	Percent Change	2018	2017	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$739	$735	.5%	$1,557	$1,475	5.6%
Noninterest income	201	219	(8.2)	582	616	(5.5)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	940	954	(1.5)	2,139	2,091	2.3
Noninterest expense	379	389	(2.6)	1,283	1,232	4.1
Other intangibles	1	1	–	7	8	(12.5)
Total noninterest expense	380	390	(2.6)	1,290	1,240	4.0
Income before provision and income taxes	560	564	(.7)	849	851	(.2)
Provision for credit losses	35	(9)	*	54	93	(41.9)
Income before income taxes	525	573	(8.4)	795	758	4.9
Income taxes and taxable-equivalent adjustment	131	209	(37.3)	199	276	(27.9)
Net income	394	364	8.2	596	482	23.7
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$394	$364	8.2	$596	$482	23.7
Average Balance Sheet
Commercial	$74,828	$73,825	1.4%	$9,985	$10,119	(1.3)%
Commercial real estate	18,529	20,111	(7.9)	16,232	16,668	(2.6)
Residential mortgages	6	6	–	58,624	56,111	4.5
Credit card	–	–	–	–	–	–
Other retail	1	–	*	53,742	53,830	(.2)
Total loans, excluding covered loans	93,364	93,942	(.6)	138,583	136,728	1.4
Covered loans	–	–	–	2,756	3,347	(17.7)
Total loans	93,364	93,942	(.6)	141,339	140,075	.9
Goodwill	1,647	1,647	–	3,631	3,632	–
Other intangible assets	10	13	(23.1)	2,974	2,702	10.1
Assets	102,146	102,267	(.1)	155,586	154,748	.5
Noninterest-bearing deposits	32,539	35,401	(8.1)	28,005	28,389	(1.4)
Interest checking	9,627	9,710	(.9)	50,319	47,301	6.4
Savings products	40,356	45,138	(10.6)	61,600	60,673	1.5
Time deposits	18,571	19,613	(5.3)	13,634	12,888	5.8
Total deposits	101,093	109,862	(8.0)	153,558	149,251	2.9
Total U.S. Bancorp shareholders’ equity	10,426	9,951	4.8	11,847	11,147	6.3

	Corporate and Commercial Banking			Consumer and Business Banking
Nine Months Ended September 30 (Dollars in Millions)	2018	2017	Percent Change	2018	2017	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$2,186	$2,170	.7%	$4,587	$4,337	5.8%
Noninterest income	632	709	(10.9)	1,741	1,792	(2.8)
Securities gains (losses), net	–	(3)	*	–	–	–
Total net revenue	2,818	2,876	(2.0)	6,328	6,129	3.2
Noninterest expense	1,175	1,167	.7	3,863	3,731	3.5
Other intangibles	3	3	–	21	22	(4.5)
Total noninterest expense	1,178	1,170	.7	3,884	3,753	3.5
Income before provision and income taxes	1,640	1,706	(3.9)	2,444	2,376	2.9
Provision for credit losses	37	9	*	164	242	(32.2)
Income before income taxes	1,603	1,697	(5.5)	2,280	2,134	6.8
Income taxes and taxable-equivalent adjustment	401	618	(35.1)	571	777	(26.5)
Net income	1,202	1,079	11.4	1,709	1,357	25.9
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$1,202	$1,079	11.4	$1,709	$1,357	25.9
Average Balance Sheet
Commercial	$74,781	$73,179	2.2%	$9,811	$9,979	(1.7)%
Commercial real estate	18,782	20,739	(9.4)	16,318	16,742	(2.5)
Residential mortgages	6	7	(14.3)	57,756	55,704	3.7
Credit card	–	–	–	–	–	–
Other retail	1	–	*	53,994	52,610	2.6
Total loans, excluding covered loans	93,570	93,925	(.4)	137,879	135,035	2.1
Covered loans	–	–	–	2,900	3,531	(17.9)
Total loans	93,570	93,925	(.4)	140,779	138,566	1.6
Goodwill	1,647	1,647	–	3,632	3,632	–
Other intangible assets	11	14	(21.4)	2,926	2,733	7.1
Assets	102,417	102,520	(.1)	155,239	152,879	1.5
Noninterest-bearing deposits	33,438	36,256	(7.8)	27,443	27,387	.2
Interest checking	9,556	9,506	.5	50,052	46,938	6.6
Savings products	42,227	46,556	(9.3)	61,621	60,317	2.2
Time deposits	17,829	15,238	17.0	12,996	12,967	.2
Total deposits	103,050	107,556	(4.2)	152,112	147,609	3.1
Total U.S. Bancorp shareholders’ equity	10,447	9,850	6.1	11,850	11,154	6.2

*	Not meaningful
(a)

Presented net of related rewards and rebate costs and certain partner payments of $539 million and $504 million for the three months ended September 30, 2018 and 2017, respectively, and $1.6 billion and $1.5 billion for the nine months ended September 30, 2018 and 2017, respectively.

(b)

Includes revenue generated from certain contracts with customers of $1.8 billion and $1.7 billion for the three months ended September 30, 2018 and 2017, respectively, and $5.5 billion and $5.2 billion for the nine months ended September 30, 2018 and 2017, respectively.

28	U.S. Bancorp

Wealth Management and Investment Services			Payment Services					Treasury and Corporate Support			Consolidated Company
2018	2017	Percent Change	2018		2017		Percent Change	2018	2017	Percent Change	2018		2017		Percent Change

$ 281	$252	11.5%	$619		$614		.8%	$85	$151	(43.7)%	$3,281		$3,227		1.7%
444	411	8.0	911	(a)	851	(a)	7.1	270	234	15.4	2,408	(b)	2,331	(b)	3.3
–	–	–	–		–		–	10	9	11.1	10		9		11.1
725	663	9.4	1,530		1,465		4.4	365	394	(7.4)	5,699		5,567		2.4
429	403	6.5	713		676		5.5	199	254	(21.7)	3,003		2,954		1.7
4	5	(20.0)	29		30		(3.3)	–	–	–	41		44		(6.8)
433	408	6.1	742		706		5.1	199	254	(21.7)	3,044		2,998		1.5
292	255	14.5	788		759		3.8	166	140	18.6	2,655		2,569		3.3
(3)	1	*	264		270		(2.2)	(7)	5	*	343		360		(4.7)
295	254	16.1	524		489		7.2	173	135	28.1	2,312		2,209		4.7
74	92	(19.6)	131		178		(26.4)	(45)	(115)	60.9	490		640		(23.4)
221	162	36.4	393		311		26.4	218	250	(12.8)	1,822		1,569		16.1
–	–	–	–		–		–	(7)	(6)	(16.7)	(7)		(6)		(16.7)
$ 221	$162	36.4	$393		$311		26.4	$211	$244	(13.5)	$1,815		$1,563		16.1

$ 3,783	$3,506	7.9%	$9,272		$8,233		12.6%	$1,180	$950	24.2%	$99,048		$96,633		2.5%
529	517	2.3	–		–		–	4,252	4,325	(1.7)	39,542		41,621		(5.0)
3,408	2,905	17.3	–		–		–	4	8	(50.0)	62,042		59,030		5.1
–	–	–	21,774		20,926		4.1	–	–	–	21,774		20,926		4.1
1,763	1,780	(1.0)	397		453		(12.4)	–	6	*	55,903		56,069		(.3)
9,483	8,708	8.9	31,443		29,612		6.2	5,436	5,289	2.8	278,309		274,279		1.5
–	–	–	–		–		–	–	–	–	2,756		3,347		(17.7)
9,483	8,708	8.9	31,443		29,612		6.2	5,436	5,289	2.8	281,065		277,626		1.2
1,618	1,618	–	2,563		2,468		3.8	–	–	–	9,459		9,365		1.0
61	79	(22.8)	400		384		4.2	–	–	–	3,445		3,178		8.4
12,663	11,657	8.6	37,128		35,019		6.0	149,393	146,939	1.7	456,916		450,630		1.4
13,190	14,742	(10.5)	1,064		1,029		3.4	2,394	2,403	(.4)	77,192		81,964		(5.8)
9,351	11,016	(15.1)	–		–		–	33	39	(15.4)	69,330		68,066		1.9
42,703	42,288	1.0	108		103		4.9	769	519	48.2	145,536		148,721		(2.1)
3,883	3,526	10.1	3		1		*	1,972	372	*	38,063		36,400		4.6
69,127	71,572	(3.4)	1,175		1,133		3.7	5,168	3,333	55.1	330,121		335,151		(1.5)
2,486	2,434	2.1	6,584		6,205		6.1	19,425	19,710	(1.4)	50,768		49,447		2.7

Wealth Management and Investment Services			Payment Services					Treasury and Corporate Support			Consolidated Company
2018	2017	Percent Change	2018		2017		Percent Change	2018	2017	Percent Change	2018		2017		Percent Change

$ 840	$743	13.1%	$1,822		$1,792		1.7%	$269	$315	(14.6)%	$9,704		$9,357		3.7%
1,305	1,221	6.9	2,662	(a)	2,499	(a)	6.5	739	679	8.8	7,079	(b)	6,900	(b)	2.6
–	–	–	–		–		–	25	50	(50.0)	25		47		(46.8)
2,145	1,964	9.2	4,484		4,291		4.5	1,033	1,044	(1.1)	16,808		16,304		3.1
1,304	1,197	8.9	2,117		1,983		6.8	605	682	(11.3)	9,064		8,760		3.5
12	15	(20.0)	84		91		(7.7)	–	–	–	120		131		(8.4)
1,316	1,212	8.6	2,201		2,074		6.1	605	682	(11.3)	9,184		8,891		3.3
829	752	10.2	2,283		2,217		3.0	428	362	18.2	7,624		7,413		2.8
(2)	1	*	817		794		2.9	(5)	9	*	1,011		1,055		(4.2)
831	751	10.7	1,466		1,423		3.0	433	353	22.7	6,613		6,358		4.0
208	273	(23.8)	367		518		(29.2)	(196)	(395)	50.4	1,351		1,791		(24.6)
623	478	30.3	1,099		905		21.4	629	748	(15.9)	5,262		4,567		15.2
–	–	–	–		(13)		*	(22)	(18)	(22.2)	(22)		(31)		29.0
$ 623	$478	30.3	$1,099		$892		23.2	$607	$730	(16.8)	$5,240		$4,536		15.5

$ 3,727	$3,358	11.0%	$8,866		$7,942		11.6%	$1,110	$889	24.9%	$98,295		$95,347		3.1%
520	514	1.2	–		–		–	4,298	4,442	(3.2)	39,918		42,437		(5.9)
3,256	2,777	17.2	–		–		–	5	8	(37.5)	61,023		58,496		4.3
–	–	–	21,428		20,801		3.0	–	–	–	21,428		20,801		3.0
1,728	1,757	(1.7)	410		466		(12.0)	2	2	–	56,135		54,835		2.4
9,231	8,406	9.8	30,704		29,209		5.1	5,415	5,341	1.4	276,799		271,916		1.8
–	–	–	–		–		–	–	7	*	2,900		3,538		(18.0)
9,231	8,406	9.8	30,704		29,209		5.1	5,415	5,348	1.3	279,699		275,454		1.5
1,619	1,617	.1	2,546		2,459		3.5	–	–	–	9,444		9,355		1.0
66	83	(20.5)	396		409		(3.2)	–	–	–	3,399		3,239		4.9
12,313	11,620	6.0	36,614		34,781		5.3	148,658	144,249	3.1	455,241		446,049		2.1
14,106	14,860	(5.1)	1,092		1,023		6.7	2,467	2,282	8.1	78,546		81,808		(4.0)
10,220	10,534	(3.0)	–		–		–	37	43	(14.0)	69,865		67,021		4.2
42,531	42,629	(.2)	106		101		5.0	738	518	42.5	147,223		150,121		(1.9)
3,825	4,188	(8.7)	3		1		*	2,872	266	*	37,525		32,660		14.9
70,682	72,211	(2.1)	1,201		1,125		6.8	6,114	3,109	96.7	333,159		331,610		.5
2,471	2,428	1.8	6,602		6,285		5.0	18,691	19,258	(2.9)	50,061		48,975		2.2

U.S. Bancorp	29

2018, compared with the same periods of 2017, mainly due to higher credit and debit card revenue, corporate payment products revenue and merchant processing services revenue, all driven by higher sales volumes. Net interest income, on a taxable-equivalent basis, increased $5 million (0.8 percent) in the third quarter and $30 million (1.7 percent) in the first nine months of 2018, compared with the same periods of 2017, primarily due to higher loan volumes, partially offset by compression on loan rates in a rising environment.

Noninterest expense increased $36 million (5.1 percent) in the third quarter and $127 million (6.1 percent) in the first nine months of 2018, compared with the same periods of 2017, principally due to higher net shared services expense and personnel expense driven by implementation costs of capital investments, higher production related incentives and increased staffing to support business development. The provision for credit losses decreased $6 million (2.2 percent) in the third quarter of 2018, compared with the third quarter of 2017, reflecting a favorable change in the reserve allocation, mostly offset by higher net charge-offs. The provision for credit losses increased $23 million (2.9 percent) in the first nine months of 2018, compared with the same period of 2017, primarily due to higher net charge-offs, partially offset by a favorable change in the reserve allocation.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $211 million in the third quarter and $607 million in the first nine months of 2018, compared with $244 million and $730 million in the same periods of 2017, respectively.

Net revenue decreased $29 million (7.4 percent) in the third quarter and $11 million (1.1 percent) in the first nine months of 2018, compared with the same periods of 2017. Net interest income, on a taxable-equivalent basis, decreased $66 million (43.7 percent) in the third quarter and $46 million (14.6 percent) in the first nine months of 2018, compared with the same periods of 2017, primarily due to higher funding costs, partially offset by growth in the investment portfolio. Noninterest income increased $37 million (15.2 percent) in the third quarter and $35 million (4.8 percent) in the first nine months of 2018, compared with the same periods of 2017, reflecting changes in tax-advantaged project syndication revenue and equity investment income. Noninterest income further increased in the first nine months of 2018, compared with the same period of 2017, due to a gain on the sale of student loans in the second quarter of 2018.

Noninterest expense decreased $55 million (21.7 percent) in the third quarter and $77 million (11.3 percent) in the first nine months of 2018, compared with the same periods of 2017, due to a favorable change in net shared services expense allocated to manage the business, lower costs related to tax-advantaged projects, and higher accruals for legal and regulatory matters in the prior year. Noninterest expense further decreased in the first nine months of 2018, compared to the same period of 2017, as a result of the allocation of previously reserved litigation items to the business units, at settlement. These decreases were partially offset by higher personnel expense driven by increased staffing, higher variable compensation, and technology development related to business development efforts. The provision for credit losses was $12 million lower in the third quarter of 2018, compared with the third quarter of 2017, due to a favorable change in the reserve allocation. The provision for credit losses was $14 million lower in the first nine months of 2018, compared with the same period of 2017, due to a favorable change in the reserve allocation, partially offset by higher net charge-offs.

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

30	U.S. Bancorp

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

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	September 30, 2018	December 31, 2017
Total equity	$51,007	$49,666
Preferred stock	(5,984)	(5,419)
Noncontrolling interests	(632)	(626)
Goodwill (net of deferred tax liability) (1)	(8,682)	(8,613)
Intangible assets, other than mortgage servicing rights	(627)	(583)
Tangible common equity (a)	35,082	34,425

Total assets	464,607	462,040
Goodwill (net of deferred tax liability) (1)	(8,682)	(8,613)
Intangible assets, other than mortgage servicing rights	(627)	(583)
Tangible assets (b)	455,298	452,844

Risk-weighted assets, determined in accordance with the Basel III standardized approach (c)	377,713	367,771
Tangible common equity (as calculated above)		34,425
Adjustments (2)		(550)
Common equity tier 1 capital estimated for the Basel III fully implemented standardized and advanced approaches (d)		33,875

Risk-weighted assets, determined in accordance with prescribed transitional standardized approach regulatory requirements		367,771
Adjustments (3)		4,473
Risk-weighted assets estimated for the Basel III fully implemented standardized approach (e)		372,244

Risk-weighted assets, determined in accordance with prescribed transitional advanced approaches regulatory requirements		287,211
Adjustments (4)		4,769
Risk-weighted assets estimated for the Basel III fully implemented advanced approaches (f)		291,980

Ratios
Tangible common equity to tangible assets (a)/(b)	7.7%	7.6%
Tangible common equity to risk-weighted assets (a)/(c)	9.3	9.4
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented standardized approach (d)/(e)		9.1
Common equity tier 1 capital to risk-weighted assets estimated for the Basel III fully implemented advanced approaches (d)/(f)		11.6

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net interest income	$3,251	$3,176	$9,616	$9,205
Taxable-equivalent adjustment (5)	30	51	88	152
Net interest income, on a taxable-equivalent basis	3,281	3,227	9,704	9,357

Net interest income, on a taxable-equivalent basis (as calculated above)	3,281	3,227	9,704	9,357
Noninterest income	2,418	2,340	7,104	6,947
Less: Securities gains (losses), net	10	9	25	47
Total net revenue, excluding net securities gains (losses) (g)	5,689	5,558	16,783	16,257

Noninterest expense (h)	3,044	2,998	9,184	8,891

Efficiency ratio (h)/(g)	53.5%	53.9%	54.7%	54.7%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes net losses on cash flow hedges included in accumulated other comprehensive income (loss) and other adjustments.
(3)	Includes higher risk-weighting for unfunded loan commitments, investment securities, residential mortgages, MSRs and other adjustments.
(4)	Primarily reflects higher risk-weighting for MSRs.
(5)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent for 2018 and 35 percent for 2017.

U.S. Bancorp	31

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

32	U.S. Bancorp

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$20,082	$19,505
Investment securities
Held-to-maturity (fair value $44,332 and $43,723, respectively)	46,046	44,362
Available-for-sale ($2,668 and $689 pledged as collateral, respectively) (a)	64,912	68,137
Loans held for sale (including $3,228 and $3,534 of mortgage loans carried at fair value, respectively)	4,533	3,554
Loans
Commercial	99,273	97,561
Commercial real estate	39,966	40,463
Residential mortgages	62,904	59,783
Credit card	21,869	22,180
Other retail	56,049	57,324
Total loans, excluding covered loans	280,061	277,311
Covered loans	1,400	3,121
Total loans	281,461	280,432
Less allowance for loan losses	(3,954)	(3,925)
Net loans	277,507	276,507
Premises and equipment	2,438	2,432
Goodwill	9,530	9,434
Other intangible assets	3,544	3,228
Other assets (including $690 and $238 of trading securities at fair value pledged as collateral, respectively) (a)	36,015	34,881
Total assets	$464,607	$462,040
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$77,146	$87,557
Interest-bearing (b)	254,032	259,658
Total deposits	331,178	347,215
Short-term borrowings	23,868	16,651
Long-term debt	40,894	32,259
Other liabilities	17,660	16,249
Total liabilities	413,600	412,374
Shareholders’ equity
Preferred stock	5,984	5,419
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 9/30/18 and 12/31/17 — 2,125,725,742 shares	21	21
Capital surplus	8,479	8,464
Retained earnings	57,878	54,142
Less cost of common stock in treasury: 9/30/18 — 502,672,407 shares; 12/31/17 — 470,080,231 shares	(19,414)	(17,602)
Accumulated other comprehensive income (loss)	(2,573)	(1,404)
Total U.S. Bancorp shareholders’ equity	50,375	49,040
Noncontrolling interests	632	626
Total equity	51,007	49,666
Total liabilities and equity	$464,607	$462,040

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	lncludes time deposits greater than $250,000 balances of $10.0 billion and $6.8 billion at September 30, 2018 and December 31, 2017, respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp

Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Interest Income
Loans	$3,353	$3,049	$9,645	$8,728
Loans held for sale	36	40	108	104
Investment securities	661	568	1,927	1,653
Other interest income	73	47	182	131
Total interest income	4,123	3,704	11,862	10,616
Interest Expense
Deposits	491	293	1,263	730
Short-term borrowings	104	39	265	96
Long-term debt	277	196	718	585
Total interest expense	872	528	2,246	1,411
Net interest income	3,251	3,176	9,616	9,205
Provision for credit losses	343	360	1,011	1,055
Net interest income after provision for credit losses	2,908	2,816	8,605	8,150
Noninterest Income
Credit and debit card revenue	344	318	1,019	947
Corporate payment products revenue	169	150	481	427
Merchant processing services	392	377	1,142	1,112
ATM processing services	85	77	254	223
Trust and investment management fees	411	380	1,210	1,128
Deposit service charges	198	187	563	538
Treasury management fees	146	153	451	466
Commercial products revenue	216	240	670	730
Mortgage banking revenue	174	213	549	632
Investment products fees	47	42	140	128
Realized securities gains (losses), net	10	9	25	47
Other	226	194	600	569
Total noninterest income	2,418	2,340	7,104	6,947
Noninterest Expense
Compensation	1,529	1,440	4,594	4,247
Employee benefits	294	268	923	843
Net occupancy and equipment	270	258	797	760
Professional services	96	104	274	305
Marketing and business development	106	92	314	291
Technology and communications	247	227	724	667
Postage, printing and supplies	84	82	244	244
Other intangibles	41	44	120	131
Other	377	483	1,194	1,403
Total noninterest expense	3,044	2,998	9,184	8,891
Income before income taxes	2,282	2,158	6,525	6,206
Applicable income taxes	460	589	1,263	1,639
Net income	1,822	1,569	5,262	4,567
Net (income) loss attributable to noncontrolling interests	(7)	(6)	(22)	(31)
Net income attributable to U.S. Bancorp	$1,815	$1,563	$5,240	$4,536
Net income applicable to U.S. Bancorp common shareholders	$1,732	$1,485	$5,007	$4,302
Earnings per common share	$1.06	$.89	$3.05	$2.56
Diluted earnings per common share	$1.06	$.88	$3.04	$2.55
Dividends declared per common share	$.37	$.30	$.97	$.86
Average common shares outstanding	1,629	1,672	1,641	1,683
Average diluted common shares outstanding	1,633	1,678	1,645	1,689

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net income	$1,822	$1,569	$5,262	$4,567
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on investment securities available-for-sale	(411)	24	(1,399)	479
Changes in unrealized gains and losses on derivative hedges	40	(3)	159	(33)
Foreign currency translation	7	2	12	11
Changes in unrealized gains and losses on retirement plans	–	–	(1)	–
Reclassification to earnings of realized gains and losses	20	21	70	58
Income taxes related to other comprehensive income (loss)	86	(17)	290	(199)
Total other comprehensive income (loss)	(258)	27	(869)	316
Comprehensive income	1,564	1,596	4,393	4,883
Comprehensive (income) loss attributable to noncontrolling interests	(7)	(6)	(22)	(31)
Comprehensive income attributable to U.S. Bancorp	$1,557	$1,590	$4,371	$4,852

See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2016	1,697	$5,501	$21	$8,440	$50,151	$(15,280)	$(1,535)	$47,298	$635	$47,933
Net income (loss)					4,536			4,536	31	4,567
Other comprehensive income (loss)							316	316		316
Preferred stock dividends					(204)			(204)		(204)
Common stock dividends					(1,450)			(1,450)		(1,450)
Issuance of preferred stock		993						993		993
Redemption of preferred stock		(1,075)			(10)			(1,085)		(1,085)
Issuance of common and treasury stock	7			(115)		257		142		142
Purchase of treasury stock	(37)					(1,955)		(1,955)		(1,955)
Distributions to noncontrolling interests								–	(41)	(41)
Net other changes in noncontrolling interests								–	3	3
Stock option and restricted stock grants				132				132		132
Balance September 30, 2017	1,667	$5,419	$21	$8,457	$53,023	$(16,978)	$(1,219)	$48,723	$628	$49,351
Balance December 31, 2017	1,656	$5,419	$21	$8,464	$54,142	$(17,602)	$(1,404)	$49,040	$626	$49,666
Change in accounting principles (a)					299		(300)	(1)		(1)
Net income (loss)					5,240			5,240	22	5,262
Other comprehensive income (loss)							(869)	(869)		(869)
Preferred stock dividends					(210)			(210)		(210)
Common stock dividends					(1,593)			(1,593)		(1,593)
Issuance of preferred stock		565						565		565
Issuance of common and treasury stock	5			(130)		207		77		77
Purchase of treasury stock	(38)					(2,019)		(2,019)		(2,019)
Distributions to noncontrolling interests								–	(22)	(22)
Net other changes in noncontrolling interests								–	6	6
Stock option and restricted stock grants				145				145		145
Balance September 30, 2018	1,623	$5,984	$21	$8,479	$57,878	$(19,414)	$(2,573)	$50,375	$632	$51,007

a)

Includes the impact of the reduced federal statutory tax rate for corporations included in 2017 tax reform legislation, reclassified out of accumulated other comprehensive income and into retained earnings as of the beginning of the period.

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30
	2018	2017
Operating Activities
Net income attributable to U.S. Bancorp	$5,240	$4,536
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,011	1,055
Depreciation and amortization of premises and equipment	226	219
Amortization of intangibles	120	131
(Gain) loss on sale of loans held for sale	(330)	(544)
(Gain) loss on sale of securities and other assets	(309)	(387)
Loans originated for sale in the secondary market, net of repayments	(23,418)	(26,080)
Proceeds from sales of loans held for sale	23,747	27,481
Other, net	1,627	230
Net cash provided by operating activities	7,914	6,641
Investing Activities
Proceeds from sales of available-for-sale investment securities	1,304	3,063
Proceeds from maturities of held-to-maturity investment securities	5,072	6,348
Proceeds from maturities of available-for-sale investment securities	8,757	9,459
Purchases of held-to-maturity investment securities	(8,229)	(7,403)
Purchases of available-for-sale investment securities	(6,848)	(13,575)
Net increase in loans outstanding	(3,241)	(5,698)
Proceeds from sales of loans	2,608	1,348
Purchases of loans	(2,748)	(2,245)
Other, net	(895)	(617)
Net cash used in investing activities	(4,220)	(9,320)
Financing Activities
Net (decrease) increase in deposits	(16,037)	7,999
Net increase in short-term borrowings	7,217	1,893
Proceeds from issuance of long-term debt	10,082	7,726
Principal payments or redemption of long-term debt	(1,326)	(6,561)
Proceeds from issuance of preferred stock	565	993
Proceeds from issuance of common stock	73	138
Repurchase of preferred stock	—	(1,085)
Repurchase of common stock	(2,004)	(1,950)
Cash dividends paid on preferred stock	(198)	(213)
Cash dividends paid on common stock	(1,489)	(1,426)
Net cash (used in) provided by financing activities	(3,117)	7,514
Change in cash and due from banks	577	4,835
Cash and due from banks at beginning of period	19,505	15,705
Cash and due from banks at end of period	$20,082	$20,540

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

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

Accounting for Leases In February 2016, the FASB issued accounting guidance, effective for the Company on January 1, 2019, related to the accounting for leases. This guidance requires lessees to recognize all leases on the Consolidated Balance Sheet as lease assets and lease liabilities based primarily on the present value of future lease payments. Lessor accounting is largely unchanged. In July 2018, the FASB issued additional guidance allowing for a modified retrospective adoption approach where the guidance would only be applied to existing leases in effect at the adoption date and new leases going forward, with a cumulative effect adjustment to retained earnings as of the adoption date and additional required disclosures regarding leasing arrangements only for those periods after adoption. The Company currently expects to recognize approximately $1.5 billion of lease assets and related liabilities on its Consolidated Balance Sheet at the adoption date. The Company expects the adoption of this guidance will not be material to its Consolidated Statement of Income.

38	U.S. Bancorp

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

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	September 30, 2018					December 31, 2017
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (a)	Other (b)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (a)	Other (b)	Fair Value
Held-to-maturity
U.S. Treasury and agencies	$5,112	$–	$–	$(236)	$4,876	$5,181	$5	$–	$(120)	$5,066
Residential agency mortgage-backed securities	40,902	30	–	(1,512)	39,420	39,150	48	–	(579)	38,619
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	1	–	–	1	–	4	–	–	4
Other	5	2	–	–	7	6	2	–	–	8
Obligations of state and political subdivisions	6	1	–	–	7	6	1	–	–	7
Obligations of foreign governments	9	–	–	–	9	7	–	–	–	7
Other	12	–	–	–	12	12	–	–	–	12
Total held-to-maturity	$46,046	$34	$–	$(1,748)	$44,332	$44,362	$60	$–	$(699)	$43,723
Available-for-sale
U.S. Treasury and agencies	$20,176	$1	$–	$(596)	$19,581	$23,586	$3	$–	$(288)	$23,301
Mortgage-backed securities
Residential agency	39,486	103	–	(1,279)	38,310	38,450	152	–	(571)	38,031
Commercial agency	5	–	–	–	5	6	–	–	–	6
Other asset-backed securities	402	6	–	–	408	413	6	–	–	419
Obligations of state and political subdivisions	6,847	21	–	(260)	6,608	6,240	147	–	(29)	6,358
Other	–	–	–	–	–	22	–	–	–	22
Total available-for-sale	$66,916	$131	$–	$(2,135)	$64,912	$68,717	$308	$–	$(888)	$68,137

(a)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(b)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 5.6 years at September 30, 2018, compared with 5.1 years at December 31, 2017. The corresponding weighted-average yields were 2.43 percent and 2.25 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 5.4 years at September 30, 2018 and 4.7 years at December 31, 2017. The corresponding weighted-average yields were 2.36 percent and 2.14 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at September 30, 2018, refer to Table 4 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $10.3 billion at September 30, 2018, and $12.8 billion at December 31, 2017, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain

U.S. Bancorp	39

counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $2.7 billion at September 30, 2018, and $689 million at December 31, 2017.

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2018	2017	2018	2017
Taxable	$605	$523	$1,763	$1,513
Non-taxable	56	45	164	140
Total interest income from investment securities	$661	$568	$1,927	$1,653

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2018	2017	2018	2017
Realized gains	$10	$9	$25	$65
Realized losses	–	–	–	(18)
Net realized gains (losses)	$10	$9	$25	$47
Income tax (benefit) on net realized gains (losses)	$2	$3	$6	$18

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, the credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for investment securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other-than-temporary impairment recorded was immaterial for the three and nine months ended September 30, 2018 and 2017.

At September 30, 2018, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2018:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$1,867	$(43)	$2,993	$(193)	$4,860	$(236)
Residential agency mortgage-backed securities	18,097	(522)	18,191	(990)	36,288	(1,512)
Other asset-backed securities	–	–	2	–	2	–
Obligations of foreign governments	1	–	–	–	1	–
Other	–	–	12	–	12	–
Total held-to-maturity	$19,965	$(565)	$21,198	$(1,183)	$41,163	$(1,748)
Available-for-sale
U.S. Treasury and agencies	$8,685	$(225)	$10,848	$(371)	$19,533	$(596)
Residential agency mortgage-backed securities	10,786	(246)	20,350	(1,033)	31,136	(1,279)
Commercial agency mortgage-backed securities	5	–	–	–	5	–
Obligations of state and political subdivisions	3,950	(125)	1,197	(135)	5,147	(260)
Total available-for-sale	$23,426	$(596)	$32,395	$(1,539)	$55,821	$(2,135)

40	U.S. Bancorp

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either U.S. Treasury and agencies, agency mortgage-backed or state and political securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2018, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

Note 4	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	September 30, 2018		December 31, 2017
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$93,692	33.3%	$91,958	32.8%
Lease financing	5,581	2.0	5,603	2.0
Total commercial	99,273	35.3	97,561	34.8
Commercial Real Estate
Commercial mortgages	28,633	10.2	29,367	10.5
Construction and development	11,333	4.0	11,096	4.0
Total commercial real estate	39,966	14.2	40,463	14.5
Residential Mortgages
Residential mortgages	50,614	18.0	46,685	16.6
Home equity loans, first liens	12,290	4.3	13,098	4.7
Total residential mortgages	62,904	22.3	59,783	21.3
Credit Card	21,869	7.8	22,180	7.9
Other Retail
Retail leasing	8,447	3.0	7,988	2.8
Home equity and second mortgages	15,966	5.7	16,327	5.8
Revolving credit	3,129	1.1	3,183	1.1
Installment	9,666	3.4	8,989	3.2
Automobile	18,547	6.6	18,934	6.8
Student (a)	294	.1	1,903	.7
Total other retail	56,049	19.9	57,324	20.4
Total loans, excluding covered loans	280,061	99.5	277,311	98.9
Covered Loans (b)	1,400	.5	3,121	1.1
Total loans	$281,461	100.0%	$280,432	100.0%

(a)	During the first nine months of 2018, the Company sold all of its federally guaranteed student loans.
(b)	Effective September 30, 2018, the Company transferred $1.3 billion of its covered residential mortgage loans to loans held for sale.

The Company had loans of $89.0 billion at September 30, 2018, and $83.3 billion at December 31, 2017, pledged at the Federal Home Loan Bank, and loans of $69.2 billion at September 30, 2018, and $68.0 billion at December 31, 2017, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $841 million at September 30, 2018 and $830 million at December 31, 2017. All purchased loans and related indemnification assets are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

U.S. Bancorp	41

Changes in the accretable balance for purchased impaired loans were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2018	2017	2018	2017
Balance at beginning of period	$157	$546	$350	$698
Accretion	(96)	(107)	(277)	(286)
Disposals	(9)	(17)	(36)	(68)
Reclassifications from nonaccretable difference (a)	4	47	19	130
Other	–	(3)	–	(8)
Balance at end of period	$56	$466	$56	$466

(a)	Primarily relates to changes in expected credit performance.

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

42	U.S. Bancorp

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

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2018
Balance at beginning of period	$1,391	$812	$436	$1,082	$667	$4,388	$23	$4,411
Add
Provision for credit losses	88	(12)	8	221	41	346	(3)	343
Deduct
Loans charged-off	88	1	12	231	96	428	–	428
Less recoveries of loans charged-off	(22)	(10)	(8)	(25)	(35)	(100)	–	(100)
Net loans charged-off	66	(9)	4	206	61	328	–	328
Balance at end of period	$1,413	$809	$440	$1,097	$647	$4,406	$20	$4,426

2017
Balance at beginning of period	$1,395	$856	$455	$990	$648	$4,344	$33	$4,377
Add
Provision for credit losses	71	(12)	2	216	84	361	(1)	360
Deduct
Loans charged-off	115	2	16	214	86	433	–	433
Less recoveries of loans charged-off	(32)	(9)	(9)	(27)	(26)	(103)	–	(103)
Net loans charged-off	83	(7)	7	187	60	330	–	330
Balance at end of period	$1,383	$851	$450	$1,019	$672	$4,375	$32	$4,407

U.S. Bancorp	43

Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
2018
Balance at beginning of period	$1,372	$831	$449	$1,056	$678	$4,386	$31	$4,417
Add
Provision for credit losses	225	(34)	6	668	156	1,021	(10)	1,011
Deduct
Loans charged-off	265	6	37	727	283	1,318	–	1,318
Less recoveries of loans charged-off	(81)	(18)	(22)	(100)	(96)	(317)	–	(317)
Net loans charged-off	184	(12)	15	627	187	1,001	–	1,001
Other changes (a)	–	–	–	–	–	–	(1)	(1)
Balance at end of period	$1,413	$809	$440	$1,097	$647	$4,406	$20	$4,426

2017
Balance at beginning of period	$1,450	$812	$510	$934	$617	$4,323	$34	$4,357
Add
Provision for credit losses	169	21	(33)	666	234	1,057	(2)	1,055
Deduct
Loans charged-off	315	7	49	653	263	1,287	–	1,287
Less recoveries of loans charged-off	(79)	(25)	(22)	(72)	(84)	(282)	–	(282)
Net loans charged-off	236	(18)	27	581	179	1,005	–	1,005
Balance at end of period	$1,383	$851	$450	$1,019	$672	$4,375	$32	$4,407

(a)

Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans	Total Loans
Allowance Balance at September 30, 2018 Related to
Loans individually evaluated for impairment (a)	$30	$8	$–	$–	$–	$38	$–	$38
TDRs collectively evaluated for impairment	13	4	124	64	15	220	1	221
Other loans collectively evaluated for impairment	1,370	795	316	1,033	632	4,146	–	4,146
Loans acquired with deteriorated credit quality	–	2	–	–	–	2	19	21
Total allowance for credit losses	$1,413	$809	$440	$1,097	$647	$4,406	$20	$4,426
Allowance Balance at December 31, 2017 Related to
Loans individually evaluated for impairment (a)	$23	$4	$–	$–	$–	$27	$–	$27
TDRs collectively evaluated for impairment	14	4	139	60	19	236	1	237
Other loans collectively evaluated for impairment	1,335	818	310	996	659	4,118	–	4,118
Loans acquired with deteriorated credit quality	–	5	–	–	–	5	30	35
Total allowance for credit losses	$1,372	$831	$449	$1,056	$678	$4,386	$31	$4,417

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans, Excluding Covered Loans	Covered Loans (b)	Total Loans
September 30, 2018
Loans individually evaluated for impairment (a)	$242	$144	$–	$–	$–	$386	$–	$386
TDRs collectively evaluated for impairment	157	149	3,322	239	183	4,050	10	4,060
Other loans collectively evaluated for impairment	98,874	39,633	59,581	21,630	55,866	275,584	721	276,305
Loans acquired with deteriorated credit quality	–	40	1	–	–	41	669	710
Total loans	$99,273	$39,966	$62,904	$21,869	$56,049	$280,061	$1,400	$281,461
December 31, 2017
Loans individually evaluated for impairment (a)	$337	$71	$–	$–	$–	$408	$–	$408
TDRs collectively evaluated for impairment	148	145	3,524	230	186	4,233	36	4,269
Other loans collectively evaluated for impairment	97,076	40,174	56,258	21,950	57,138	272,596	1,073	273,669
Loans acquired with deteriorated credit quality	–	73	1	–	–	74	2,012	2,086
Total loans	$97,561	$40,463	$59,783	$22,180	$57,324	$277,311	$3,121	$280,432

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
(b)	Includes expected reimbursements from the FDIC under loss sharing agreements.

44	U.S. Bancorp

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
September 30, 2018
Commercial	$98,765	$230	$62	$216	$99,273
Commercial real estate	39,828	30	3	105	39,966
Residential mortgages (a)	62,302	167	118	317	62,904
Credit card	21,301	309	259	–	21,869
Other retail	55,412	365	97	175	56,049
Total loans, excluding covered loans	277,608	1,101	539	813	280,061
Covered loans (b)	1,382	6	12	–	1,400
Total loans	$278,990	$1,107	$551	$813	$281,461
December 31, 2017
Commercial	$97,005	$250	$57	$249	$97,561
Commercial real estate	40,279	36	6	142	40,463
Residential mortgages (a)	59,013	198	130	442	59,783
Credit card	21,593	302	284	1	22,180
Other retail	56,685	376	95	168	57,324
Total loans, excluding covered loans	274,575	1,162	572	1,002	277,311
Covered loans	2,917	50	148	6	3,121
Total loans	$277,492	$1,212	$720	$1,008	$280,432

(a)

At September 30, 2018, $414 million of loans 30–89 days past due and $1.7 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $385 million and $1.9 billion at December 31, 2017, respectively.

(b)

Effective September 30, 2018, the Company transferred $1.3 billion of covered loans to loans held for sale. Included in the amount transferred were $42 million of loans 30-89 days past due, $108 million of loans 90 days or more past due and $6 million of loans that were nonperforming.

At September 30, 2018, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $114 million, compared with $156 million at December 31, 2017. These amounts exclude $240 million and $267 million at September 30, 2018 and December 31, 2017, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at September 30, 2018 and December 31, 2017, was $1.6 billion and $1.7 billion, respectively, of which $1.2 billion and $1.3 billion at September 30, 2018 and December 31, 2017, respectively, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

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

46	U.S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
September 30, 2018
Commercial	$96,739	$1,382	$1,152	$2,534	$99,273
Commercial real estate	38,820	542	604	1,146	39,966
Residential mortgages (b)	62,401	14	489	503	62,904
Credit card	21,610	–	259	259	21,869
Other retail	55,732	8	309	317	56,049
Total loans, excluding covered loans	275,302	1,946	2,813	4,759	280,061
Covered loans	1,358	–	42	42	1,400
Total loans	$276,660	$1,946	$2,855	$4,801	$281,461
Total outstanding commitments	$595,205	$2,810	$3,517	$6,327	$601,532
December 31, 2017
Commercial	$95,297	$1,130	$1,134	$2,264	$97,561
Commercial real estate	39,162	648	653	1,301	40,463
Residential mortgages (b)	59,141	16	626	642	59,783
Credit card	21,895	–	285	285	22,180
Other retail	57,009	6	309	315	57,324
Total loans, excluding covered loans	272,504	1,800	3,007	4,807	277,311
Covered loans	3,072	–	49	49	3,121
Total loans	$275,576	$1,800	$3,056	$4,856	$280,432
Total outstanding commitments	$584,072	$3,142	$3,987	$7,129	$591,201

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)

At September 30, 2018, $1.7 billion of GNMA loans 90 days or more past due and $1.7 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $1.9 billion and $1.7 billion at December 31, 2017, respectively.

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

U.S. Bancorp	47

A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
September 30, 2018
Commercial	$453	$812	$44	$141
Commercial real estate	327	538	13	17
Residential mortgages	1,747	1,875	95	–
Credit card	239	239	64	–
Other retail	309	391	19	5
Total loans, excluding GNMA and covered loans	3,075	3,855	235	163
Loans purchased from GNMA mortgage pools	1,668	1,668	30	–
Covered loans	10	31	1	–
Total	$4,753	$5,554	$266	$163
December 31, 2017
Commercial	$550	$915	$44	$199
Commercial real estate	280	596	11	–
Residential mortgages	1,946	2,339	116	1
Credit card	230	230	60	–
Other retail	302	400	22	4
Total loans, excluding GNMA and covered loans	3,308	4,480	253	204
Loans purchased from GNMA mortgage pools	1,681	1,681	25	–
Covered loans	38	44	1	–
Total	$5,027	$6,205	$279	$204

(a)	Substantially all loans classified as impaired at September 30, 2018 and December 31, 2017, had an associated allowance for credit losses.

Additional information on impaired loans follows:

	2018		2017
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30
Commercial	$470	$3	$624	$3
Commercial real estate	279	4	272	2
Residential mortgages	1,779	18	2,111	25
Credit card	236	1	231	1
Other retail	309	4	288	4
Total loans, excluding GNMA and covered loans	3,073	30	3,526	35
Loans purchased from GNMA mortgage pools	1,666	12	1,672	17
Covered loans	23	–	38	–
Total	$4,762	$42	$5,236	$52
Nine Months Ended September 30
Commercial	$510	$5	$720	$5
Commercial real estate	263	8	274	7
Residential mortgages	1,846	57	2,178	82
Credit card	234	3	229	3
Other retail	304	12	282	11
Total loans, excluding GNMA and covered loans	3,157	85	3,683	108
Loans purchased from GNMA mortgage pools	1,635	36	1,688	54
Covered loans	33	1	37	–
Total	$4,825	$122	$5,408	$162

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

48	U.S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2018			2017
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended September 30
Commercial	700	$42	$33	616	$40	$27
Commercial real estate	38	123	125	29	18	16
Residential mortgages	144	19	17	141	15	16
Credit card	8,450	42	43	8,106	38	38
Other retail	763	17	16	1,949	39	32
Total loans, excluding GNMA and covered loans	10,095	243	234	10,841	150	129
Loans purchased from GNMA mortgage pools	1,649	216	211	1,340	169	171
Covered loans	3	1	1	3	–	–
Total loans	11,747	$460	$446	12,184	$319	$300
Nine Months Ended September 30
Commercial	2,047	$255	$234	2,117	$239	$195
Commercial real estate	97	154	155	93	56	55
Residential mortgages	397	56	53	641	72	73
Credit card	24,457	122	124	25,657	123	124
Other retail	1,857	45	43	3,210	65	55
Total loans, excluding GNMA and covered loans	28,855	632	609	31,718	555	502
Loans purchased from GNMA mortgage pools	4,785	631	619	5,312	697	686
Covered loans	3	1	1	10	2	2
Total loans	33,643	$1,264	$1,229	37,040	$1,254	$1,190

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the third quarter of 2018, at September 30, 2018, 66 residential mortgages, 36 home equity and second mortgage loans and 1,127 loans purchased from GNMA mortgage pools with outstanding balances of $12 million, $3 million and $149 million, respectively, were in a trial period and have estimated post-modification balances of $12 million, $3 million and $151 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

U.S. Bancorp	49

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2018		2017
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended September 30
Commercial	207	$51	200	$25
Commercial real estate	10	2	10	3
Residential mortgages	34	4	84	7
Credit card	1,924	9	2,076	9
Other retail	93	1	89	1
Total loans, excluding GNMA and covered loans	2,268	67	2,459	45
Loans purchased from GNMA mortgage pools	380	50	354	46
Covered loans	–	–	1	–
Total loans	2,648	$117	2,814	$91
Nine Months Ended September 30
Commercial	623	$63	555	$49
Commercial real estate	26	8	28	6
Residential mortgages	148	15	251	26
Credit card	5,893	26	6,107	26
Other retail	240	3	320	4
Total loans, excluding GNMA and covered loans	6,930	115	7,261	111
Loans purchased from GNMA mortgage pools	1,129	148	711	95
Covered loans	1	–	2	–
Total loans	8,060	$263	7,974	$206

In addition to the defaults in the table above, the Company had a total of 240 and 716 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months and nine months ended September 30, 2018, respectively, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $27 million and $73 million for the three months and nine months ended September 30, 2018, respectively.

50	U.S. Bancorp

Covered Assets Covered assets represent loans and other assets acquired from the FDIC, subject to loss sharing agreements, and include expected reimbursements from the FDIC. The carrying amount of the covered assets consisted of purchased impaired loans, purchased nonimpaired loans and other assets as shown in the following table:

	September 30, 2018				December 31, 2017
(Dollars in Millions)	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other	Total
Residential mortgage loans (a)	$669	$245	$–	$914	$2,012	$400	$–	$2,412
Other retail loans	–	99	–	99	–	151	–	151
Losses reimbursable by the FDIC (b)	–	–	329	329	–	–	320	320
Unamortized changes in FDIC asset (c)	–	–	58	58	–	–	238	238
Covered loans	669	344	387	1,400	2,012	551	558	3,121
Covered loans held for sale (a)	–	–	1,296	1,296	–	–	–	–
Foreclosed real estate	–	–	19	19	–	–	21	21
Total covered assets	$669	$344	$1,702	$2,715	$2,012	$551	$579	$3,142

(a)	Effective September 30, 2018, the Company transferred $1.3 billion of covered residential mortgage loans to loans held for sale.
(b)	Relates to loss sharing agreements with remaining terms up through the fourth quarter of 2019.
(c)

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

The Company also provides financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company provided $6 million of support to the funds during both the three months ended September 30, 2018 and 2017, and $18 million and $17 million during the nine months ended September 30, 2018 and 2017, respectively.

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

U.S. Bancorp	51

investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $150 million and $173 million for the three months ended September 30, 2018 and 2017, respectively, and $486 million and $495 million for the nine months ended September 30, 2018 and 2017, respectively. The Company also recognized $90 million and $361 million of investment tax credits for the three months ended September 30, 2018 and 2017, respectively, and $368 million and $843 million for the nine months ended September 30, 2018 and 2017, respectively. The Company recognized $133 million and $163 million of expenses related to all of these investments for the three months ended September 30, 2018 and 2017, respectively, of which $67 million and $61 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense. The Company recognized $434 million and $464 million of expenses related to all of these investments for the nine months ended September 30, 2018 and 2017, respectively, of which $202 million and $187 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.

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

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	September 30, 2018	December 31, 2017
Investment carrying amount	$5,517	$5,660
Unfunded capital and other commitments	2,583	2,770
Maximum exposure to loss	12,173	12,120

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $30 million at September 30, 2018 and December 31, 2017. The maximum exposure to loss related to these VIEs was $55 million at September 30, 2018 and $51 million at December 31, 2017, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $45 million at September 30, 2018, compared with less than $1 million to $56 million at December 31, 2017.

The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At September 30, 2018, approximately $4.0 billion of the Company’s assets and $2.9 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $3.5 billion and $2.5 billion, respectively, at December 31, 2017. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

52	U.S. Bancorp

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At September 30, 2018 and December 31, 2017, $18 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit.

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At September 30, 2018, $2.4 billion of available-for-sale investment securities and $2.3 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.5 billion of available-for-sale investment securities and $2.3 billion of short-term borrowings at December 31, 2017.

Note 6	Mortgage Servicing Rights

The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $232.6 billion of residential mortgage loans for others at September 30, 2018, and $234.7 billion at December 31, 2017, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. A net gain of $1 million and a net loss of less than $1 million are included for the three months ended September 30, 2018 and 2017, respectively, and net gains of $44 million and $17 million are included for the nine months ended September 30, 2018 and 2017, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $182 million and $183 million for the three months ended September 30, 2018 and 2017, respectively, and $557 million and $561 million for the nine months ended September 30, 2018 and 2017, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2018	2017	2018	2017
Balance at beginning of period	$2,844	$2,582	$2,645	$2,591
Rights purchased	2	4	6	10
Rights capitalized	109	115	306	319
Rights sold	(15)	–	(15)	–
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	68	(12)	220	(42)
Due to revised assumptions or models (b)	2	1	52	18
Other changes in fair value (c)	(93)	(92)	(297)	(298)
Balance at end of period	$2,917	$2,598	$2,917	$2,598

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)

Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income and option adjusted spread, as well as the impact of any model changes.

(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	September 30, 2018						December 31, 2017
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(420)	$(184)	$(85)	$73	$134	$228	$(520)	$(231)	$(109)	$95	$177	$302
Derivative instrument hedges	405	182	85	(74)	(138)	(247)	453	216	105	(96)	(184)	(336)
Net sensitivity	$(15)	$(2)	$–	$(1)	$(4)	$(19)	$(67)	$(15)	$(4)	$(1)	$(7)	$(34)

U.S. Bancorp	53

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

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	September 30, 2018				December 31, 2017
(Dollars in Millions)	HFA	Government	Conventional (c)	Total	HFA	Government	Conventional (c)	Total
Servicing portfolio (a)	$43,303	$36,258	$150,982	$230,543	$40,737	$36,756	$155,353	$232,846
Fair value	$527	$484	$1,906	$2,917	$450	$428	$1,767	$2,645
Value (bps) (b)	122	133	126	127	110	116	114	114
Weighted-average servicing fees (bps)	34	35	27	29	35	34	27	29
Multiple (value/servicing fees)	3.55	3.78	4.73	4.29	3.17	3.38	4.24	3.86
Weighted-average note rate	4.54%	3.96%	4.04%	4.12%	4.43%	3.92%	4.02%	4.08%
Weighted-average age (in years)	3.3	4.5	4.4	4.2	3.0	4.3	4.2	4.0
Weighted-average expected prepayment (constant prepayment rate)	9.0%	10.0%	8.1%	8.6%	9.8%	11.6%	9.7%	10.0%
Weighted-average expected life (in years)	8.1	7.1	7.5	7.5	7.7	6.5	6.9	7.0
Weighted-average option adjusted spread (d)	8.7%	8.3%	7.2%	7.7%	9.9%	9.2%	7.2%	8.0%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Represents loans sold primarily to GSEs.
(d)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.

Note 7	Preferred Stock

At September 30, 2018 and December 31, 2017, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	September 30, 2018				December 31, 2017
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	–	–	–	–
Total preferred stock (a)	209,510	$6,176	$192	$5,984	186,510	$5,601	$182	$5,419

(a)	The par value of all shares issued and outstanding at September 30, 2018 and December 31, 2017, was $1.00 per share.

During the third quarter of 2018, the Company issued depositary shares representing an ownership interest in 23,000 shares of Series K Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series K Preferred Stock”). The Series K Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum equal to 5.50 percent. The Series K Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after October 15, 2023. The Series K Preferred stock is redeemable at the Company’s option, in whole, but not in part, prior to October 15, 2023 within 90 days following an official administrative or judicial decision, amendment to, or change in the laws or regulations that would not allow the Company to treat the full liquidation value of the Series K Preferred Stock as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve Board.

54	U.S. Bancorp

Note 8	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2018
Balance at beginning of period	$(1,183)	$17	$176	$(1,244)	$(81)	$(2,315)
Changes in unrealized gains and losses	(411)	–	40	–	–	(371)
Foreign currency translation adjustment (a)	–	–	–	–	7	7
Reclassification to earnings of realized gains and losses	(10)	(2)	(2)	34	–	20
Applicable income taxes	107	–	(10)	(9)	(2)	86
Balance at end of period	$(1,497)	$15	$204	$(1,219)	$(76)	$(2,573)
2017
Balance at beginning of period	$(174)	$21	$51	$(1,077)	$(67)	$(1,246)
Changes in unrealized gains and losses	24	–	(3)	–	–	21
Foreign currency translation adjustment (a)	–	–	–	–	2	2
Reclassification to earnings of realized gains and losses	(9)	(3)	4	29	–	21
Applicable income taxes	(7)	1	–	(11)	–	(17)
Balance at end of period	$(166)	$19	$52	$(1,059)	$(65)	$(1,219)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Nine Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2018
Balance at beginning of period	$(357)	$17	$71	$(1,066)	$(69)	$(1,404)
Revaluation of tax related balances (a)	(77)	4	15	(229)	(13)	(300)
Changes in unrealized gains and losses	(1,399)	–	159	(1)	–	(1,241)
Foreign currency translation adjustment (b)	–	–	–	–	12	12
Reclassification to earnings of realized gains and losses	(25)	(7)	(1)	103	–	70
Applicable income taxes	361	1	(40)	(26)	(6)	290
Balance at end of period	$(1,497)	$15	$204	$(1,219)	$(76)	$(2,573)
2017
Balance at beginning of period	$(431)	$25	$55	$(1,113)	$(71)	$(1,535)
Changes in unrealized gains and losses	479	–	(33)	–	–	446
Foreign currency translation adjustment (b)	–	–	–	–	11	11
Reclassification to earnings of realized gains and losses	(47)	(10)	28	87	–	58
Applicable income taxes	(167)	4	2	(33)	(5)	(199)
Balance at end of period	$(166)	$19	$52	$(1,059)	$(65)	$(1,219)

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

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2018	2017	2018	2017
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$10	$9	$25	$47	Total securities gains (losses), net
	(2)	(4)	(6)	(18)	Applicable income taxes
	8	5	19	29	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	2	3	7	10	Interest income
	–	(1)	(1)	(4)	Applicable income taxes
	2	2	6	6	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	2	(4)	1	(28)	Interest expense
	(1)	2	(1)	11	Applicable income taxes
	1	(2)	–	(17)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(34)	(29)	(103)	(87)	Employee benefits expense
	8	11	26	33	Applicable income taxes
	(26)	(18)	(77)	(54)	Net-of-tax
Total impact to net income	$(15)	$(13)	$(52)	$(36)

Note 9	Earnings Per Share

The components of earnings per share were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2018	2017	2018	2017
Net income attributable to U.S. Bancorp	$1,815	$1,563	$5,240	$4,536
Preferred dividends	(76)	(71)	(210)	(204)
Impact of preferred stock redemption (a)	–	–	–	(10)
Earnings allocated to participating stock awards	(7)	(7)	(23)	(20)
Net income applicable to U.S. Bancorp common shareholders	$1,732	$1,485	$5,007	$4,302
Average common shares outstanding	1,629	1,672	1,641	1,683
Net effect of the exercise and assumed purchase of stock awards	4	6	4	6
Average diluted common shares outstanding	1,633	1,678	1,645	1,689
Earnings per common share	$1.06	$.89	$3.05	$2.56
Diluted earnings per common share	$1.06	$.88	$3.04	$2.55

(a)

Represents stock issuance costs originally recorded in preferred stock upon the issuance of the Company’s Series G Preferred Stock that were reclassified to retained earnings on the date the Company announced its intent to redeem the outstanding shares.

Options outstanding at September 30, 2018, to purchase 1 million common shares for the three months and nine months ended September 30, 2018, and outstanding at September 30, 2017, to purchase 1 million common shares for the three months and nine months ended September 30, 2017, were not included in the computation of diluted earnings per share because they were antidilutive.

56	U.S. Bancorp

Note 10	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$52	$47	$–	$–	$156	$140	$–	$–
Interest cost	56	55	–	–	168	165	1	2
Expected return on plan assets	(95)	(71)	–	(1)	(284)	(213)	(2)	(2)
Prior service cost (credit) amortization	–	–	(1)	(1)	–	(1)	(2)	(3)
Actuarial loss (gain) amortization	36	31	(1)	(1)	109	95	(4)	(4)
Net periodic benefit cost (a)	$49	$62	$(2)	$(3)	$149	$186	$(7)	$(7)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

Note 11	Income Taxes

The components of income tax expense were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2018	2017	2018	2017
Federal
Current	$385	$455	$931	$1,479
Deferred	(53)	54	(17)	(103)
Federal income tax	332	509	914	1,376
State
Current	141	53	295	199
Deferred	(13)	27	54	64
State income tax	128	80	349	263
Total income tax provision	$460	$589	$1,263	$1,639

A reconciliation of expected income tax expense at the federal statutory rate of 21 percent for 2018 and 35 percent for 2017 to the Company’s applicable income tax expense follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2018	2017	2018	2017
Tax at statutory rate	$479	$755	$1,370	$2,172
State income tax, at statutory rates, net of federal tax benefit	102	71	287	201
Tax effect of
Tax credits and benefits, net of related expenses	(122)	(187)	(369)	(577)
Exam resolutions	–	–	(49)	–
Tax-exempt income	(33)	(50)	(98)	(150)
Noncontrolling interests	(2)	(2)	(5)	(9)
Other items	36	2	127	2
Applicable income taxes	$460	$589	$1,263	$1,639

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2018, the federal taxing authority has completed its examination of the Company through the fiscal year ended December 31, 2010. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax asset was $915 million at September 30, 2018 and $473 million at December 31, 2017.

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

Fair Value Hedges These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. There were no fair value hedges at September 30, 2018.

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At September 30, 2018, the Company had $204 million (net-of-tax) of realized and unrealized gains on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $71 million (net-of-tax) of realized and unrealized gains at December 31, 2017. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2018 and the next 12 months are gains of $11 million (net-of-tax) and $76 million (net-of-tax), respectively. This amount includes gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. All cash flow hedges were highly effective for the three and nine months ended September 30, 2018.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.2 billion at September 30, 2018 and December 31, 2017.

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

58	U.S. Bancorp

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks”, which is incorporated by reference into these Notes to Consolidated Financial Statements.

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2018
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	$5,492	$14	4.81	$6,450	$4	.99
Net investment hedges
Foreign exchange forward contracts	209	3	.05	208	1	.05
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	752	3	.18	1,996	11	.05
Sell	16,373	24	.85	1,820	3	.03
Options
Purchased	6,195	93	9.20	–	–	–
Written	941	20	.09	8	–	.08
Receive fixed/pay floating swaps	51	–	29.78	7,755	–	10.05
Pay fixed/receive floating swaps	5,010	–	7.15	42	–	15.24
Foreign exchange forward contracts	52	–	.05	573	4	.03
Equity contracts	86	1	.70	57	1	.46
Credit contracts	2,190	–	3.29	4,958	1	4.13
Other (a)	103	–	.01	1,455	89	1.63
Total	$37,454	$158		$25,322	$114
December 31, 2017
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$1,000	$28	6.70	$3,600	$16	1.55
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	3,772	5	6.73	–	–	–
Net investment hedges
Foreign exchange forward contracts	–	–	–	373	8	.05
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	1,632	7	.10	1,326	2	.04
Sell	15,291	10	.89	4,511	10	.03
Options
Purchased	4,985	65	7.57	–	–	–
Written	1,285	21	.10	5	–	.05
Receive fixed/pay floating swaps	2,019	5	16.49	5,469	–	8.43
Pay fixed/receive floating swaps	4,844	21	7.69	46	1	6.70
Foreign exchange forward contracts	147	1	.02	669	8	.04
Equity contracts	45	–	1.10	88	1	.58
Credit contracts	1,559	–	3.41	3,779	1	3.16
Other (a)	–	–	–	1,164	125	2.50
Total	$36,579	$163		$21,030	$172

(a)

Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted average remaining maturity of $1.4 billion, $89 million and 1.75 years at September 30, 2018, respectively, compared to $1.2 billion, $125 million and 2.50 years at December 31, 2017, respectively. In addition, includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $103 million at September 30, 2018.

U.S. Bancorp	59

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2018
Interest rate contracts
Receive fixed/pay floating swaps	$16,380	$394	6.36	$84,602	$861	4.88
Pay fixed/receive floating swaps	86,194	534	4.72	18,496	309	5.06
Options
Purchased	38,022	75	1.58	799	1	4.39
Written	799	1	4.39	34,682	71	1.43
Futures
Sell	8,626	11	.74	–	–	–
Foreign exchange rate contracts
Forwards, spots and swaps	25,311	637	.89	24,532	618	.86
Options
Purchased	3,263	64	.86	–	–	–
Written	–	–	–	3,263	64	.86
Total	$178,595	$1,716		$166,374	$1,924
December 31, 2017
Interest rate contracts
Receive fixed/pay floating swaps	$28,681	$679	5.71	$59,990	$840	4.27
Pay fixed/receive floating swaps	63,038	860	4.20	25,093	602	5.76
Options
Purchased	29,091	22	1.61	880	14	4.24
Written	880	15	4.24	27,056	20	1.50
Futures
Sell	7,007	4	1.21	–	–	–
Foreign exchange rate contracts
Forwards, spots and swaps	24,099	656	.81	23,440	636	.83
Options
Purchased	4,026	83	1.20	–	–	–
Written	–	–	–	4,026	83	1.20
Total	$156,822	$2,319		$140,485	$2,195

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended September 30				Nine Months Ended September 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$29	$(1)	$1	$(2)	$118	$(20)	$–	$(17)
Net investment hedges
Foreign exchange forward contracts	–	(7)	–	–	28	(55)	–	–
Non-derivative debt instruments	6	(24)	–	–	22	(35)	–	–

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.

60	U.S. Bancorp

The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended September 30				Nine Months Ended September 30
	Other Noninterest Income		Interest Expense		Other Noninterest Income		Interest Expense
(Dollars in Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$226	$194	$872	$528	$600	$569	$2,246	$1,411

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	–	(6)	–	–	–	(2)	5	–
Hedged items	–	6	–	–	–	2	(5)	–
Cash Flow hedges
Interest rate contract derivatives	–	–	(2)	4	–	–	(1)	28

Note:

The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company did not reclassify gains or losses into earnings as a result of the discontinuance of cash flow hedges during the three and nine months ended September 30, 2018 and 2017.

The table below shows cumulative hedging adjustments and the carrying amount of assets (liabilities) designated in fair value hedges:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Line Item in the Consolidated Balance Sheet
Long-term Debt	$–	$4,584	$(36)	$(8)

(a)

The cumulative hedging adjustment at September 30, 2018 relates to discontinued hedging relationships. The Company did not have any hedging adjustments for discontinued fair value hedges at December 31, 2017.

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2018	2017	2018	2017
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$23	$(16)	$96	$(11)
Purchased and written options	Mortgage banking revenue	46	82	144	199
Receive fixed/pay floating swaps	Mortgage banking revenue	(80)	28	(220)	176
Pay fixed/receive floating swaps	Mortgage banking revenue	12	(19)	(4)	(130)
Foreign exchange forward contracts	Other noninterest income	(9)	(13)	18	(50)
Equity contracts	Compensation expense	–	–	(1)	–
Credit contracts	Other noninterest income	1	–	3	1
Other	Other noninterest income	–	–	1	(1)
Customer-Related Positions
Interest rate contracts
Receive fixed/pay floating swaps	Commercial products revenue	(429)	221	(1,944)	(352)
Pay fixed/receive floating swaps	Commercial products revenue	445	(190)	1,977	412
Purchased and written options	Commercial products revenue	(1)	(18)	1	(26)
Futures	Commercial products revenue	3	1	14	(1)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	20	23	65	69
Purchased and written options	Commercial products revenue	–	1	–	2

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

U.S. Bancorp	61

securities) equal to the Company’s net derivative receivable, subject to minimum transfer and credit rating requirements.

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at September 30, 2018, was $443 million. At September 30, 2018, the Company had $369 million of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $407.7 billion total notional amount of derivative positions at September 30, 2018, $213.4 billion related to bilateral over-the-counter trades, $173.7 billion related to those centrally cleared through clearinghouses and $20.6 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.

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

62	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
September 30, 2018
Repurchase agreements
U.S. Treasury and agencies	$145	$–	$–	$–	$145
Residential agency mortgage-backed securities	354	642	–	1,446	2,442
Corporate debt securities	361	46	30	–	437
Total repurchase agreements	860	688	30	1,446	3,024
Securities loaned
Corporate debt securities	108	–	–	–	108
Total securities loaned	108	–	–	–	108
Gross amount of recognized liabilities	$968	$688	$30	$1,446	$3,132
December 31, 2017
Repurchase agreements
U.S. Treasury and agencies	$25	$–	$–	$–	$25
Residential agency mortgage-backed securities	644	30	–	–	674
Corporate debt securities	104	–	–	–	104
Total repurchase agreements	773	30	–	–	803
Securities loaned
Corporate debt securities	111	–	–	–	111
Total securities loaned	111	–	–	–	111
Gross amount of recognized liabilities	$884	$30	$–	$–	$914

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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)	Net Amount
September 30, 2018
Derivative assets (d)	$1,851	$(899)	$952	$(70)	$(1)	$881
Reverse repurchase agreements	247	–	247	(80)	(167)	–
Securities borrowed	1,072	–	1,072	–	(1,037)	35
Total	$3,170	$(899)	$2,271	$(150)	$(1,205)	$916
December 31, 2017
Derivative assets (d)	$1,759	$(652)	$1,107	$(110)	$(5)	$992
Reverse repurchase agreements	24	–	24	(24)	–	–
Securities borrowed	923	–	923	–	(896)	27
Total	$2,706	$(652)	$2,054	$(134)	$(901)	$1,019

(a)	Includes $299 million and $50 million of cash collateral related payables that were netted against derivative assets at September 30, 2018 and December 31, 2017, respectively.
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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $23 million and $723 million at September 30, 2018 and December 31, 2017, respectively, of derivative assets not subject to netting arrangements.

U.S. Bancorp	63

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)	Net Amount
September 30, 2018
Derivative liabilities (d)	$1,943	$(969)	$974	$(70)	$–	$904
Repurchase agreements	3,024	–	3,024	(80)	(2,944)	–
Securities loaned	108	–	108	–	(106)	2
Total	$5,075	$(969)	$4,106	$(150)	$(3,050)	$906
December 31, 2017
Derivative liabilities (d)	$1,629	$(1,130)	$499	$(110)	$–	$389
Repurchase agreements	803	–	803	(24)	(779)	–
Securities loaned	111	–	111	–	(110)	1
Total	$2,543	$(1,130)	$1,413	$(134)	$(889)	$390

(a)	Includes $369 million and $528 million of cash collateral related receivables that were netted against derivative liabilities at September 30, 2018 and December 31, 2017, respectively.
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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $95 million and $738 million at September 30, 2018 and December 31, 2017, respectively, of derivative liabilities not subject to netting arrangements.

Note 14	Fair Values of Assets and Liabilities

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

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities at fair value. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the description includes information about the valuation models and key inputs to those models. During the nine months ended September 30, 2018 and 2017, there were no significant changes to the valuation techniques used by the Company to measure fair value.

64	U.S. Bancorp

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

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $4 million net loss and a $28 million net gain for the three months ended September 30, 2018 and 2017, respectively, and a $61 million net loss and a $69 million net gain for the nine months ended September 30, 2018 and 2017, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

U.S. Bancorp	65

Significant Unobservable Inputs of Level 3 Assets and Liabilities

The following section provides information to facilitate an understanding of the uncertainty in the fair value measurements for the Company’s Level 3 assets and liabilities recorded at fair value on the Consolidated Balance Sheet. This section includes a description of the significant inputs used by the Company and a description of any interrelationships between these inputs. The discussion below excludes nonrecurring fair value measurements of collateral value used for impairment measures for loans and OREO. These valuations utilize third party appraisal or broker price opinions, and are classified as Level 3 due to the significant judgment involved.

Mortgage Servicing Rights The significant unobservable inputs used in the fair value measurement of the Company’s MSRs are expected prepayments and the option adjusted spread that is added to the risk-free rate to discount projected cash flows. Significant increases in either of these inputs in isolation would have resulted in a significantly lower fair value measurement. Significant decreases in either of these inputs in isolation would have resulted in a significantly higher fair value measurement. There is no direct interrelationship between prepayments and option adjusted spread. Prepayment rates generally move in the opposite direction of market interest rates. Option adjusted spread is generally impacted by changes in market return requirements.

The following table shows the significant valuation assumption ranges for MSRs at September 30, 2018:

	Minimum	Maximum	Weighted Average (a)
Expected prepayment	7%	17%	9%
Option adjusted spread	7	10	8

(a)	Determined based on the relative fair value of the related mortgage loans serviced.

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

The significant unobservable inputs used in the fair value measurement of the Company’s derivative commitments to purchase and originate mortgage loans are the percentage of commitments that actually become a closed loan and the MSR value that is inherent in the underlying loan value. A significant increase in the rate of loans that close would have resulted in a larger derivative asset or liability. A significant increase in the inherent MSR value would have resulted in an increase in the derivative asset or a reduction in the derivative liability. Expected loan close rates and the inherent MSR values are directly impacted by changes in market rates and will generally move in the same direction as interest rates.

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at September 30, 2018:

	Minimum	Maximum	Weighted Average (a)
Expected loan close rate	6%	100%	80%
Inherent MSR value (basis points per loan)	28	208	127

(a)	Determined based on the relative fair value of the related mortgage loans.

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in the Company’s assessment of the counterparty’s credit position. At September 30, 2018, the minimum, maximum and weighted average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 97 percent and 0 percent, respectively.

The significant unobservable inputs used in the fair value measurement of the Visa swaps are management’s estimate of the probability of certain litigation scenarios, and the timing of the resolution of the related litigation loss estimates in excess, or shortfall, of the Company’s proportional share of escrow funds. An increase in the loss estimate or a delay in the resolution of the related litigation would have resulted in an increase in the derivative liability. A decrease in the loss estimate or an acceleration of the resolution of the related litigation would have resulted in a decrease in the derivative liability.

66	U.S. Bancorp

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2018
Available-for-sale securities
U.S. Treasury and agencies	$18,910	$671	$–	$–	$19,581
Mortgage-backed securities
Residential agency	–	38,310	–	–	38,310
Commercial agency	–	5	–	–	5
Other asset-backed securities	–	408	–	–	408
Obligations of state and political subdivisions	–	6,608	–	–	6,608
Total available-for-sale	18,910	46,002	–	–	64,912
Mortgage loans held for sale	–	3,228	–	–	3,228
Mortgage servicing rights	–	–	2,917	–	2,917
Derivative assets	16	1,426	432	(899)	975
Other assets	216	1,494	–	–	1,710
Total	$19,142	$52,150	$3,349	$(899)	$73,742
Derivative liabilities	$–	$1,248	$790	$(969)	$1,069
Short-term borrowings and other liabilities (a)	205	1,051	–	–	1,256
Total	$205	$2,299	$790	$(969)	$2,325
December 31, 2017
Available-for-sale securities
U.S. Treasury and agencies	$22,572	$729	$–	$–	$23,301
Mortgage-backed securities
Residential agency	–	38,031	–	–	38,031
Commercial agency	–	6	–	–	6
Other asset-backed securities	–	419	–	–	419
Obligations of state and political subdivisions	–	6,358	–	–	6,358
Other	22	–	–	–	22
Total available-for-sale	22,594	45,543	–	–	68,137
Mortgage loans held for sale	–	3,534	–	–	3,534
Mortgage servicing rights	–	–	2,645	–	2,645
Derivative assets	6	1,960	516	(652)	1,830
Other assets	154	1,163	–	–	1,317
Total	$22,754	$52,200	$3,161	$(652)	$77,463
Derivative liabilities	$–	$1,958	$409	$(1,130)	$1,237
Short-term borrowings and other liabilities (a)	101	894	–	–	995
Total	$101	$2,852	$409	$(1,130)	$2,232

Note:

Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $90 million at September 30, 2018. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first nine months of 2018 or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2018
Mortgage servicing rights	$2,844	$(23	) (a)	$–	$2	$(15)	$–	$109	(c)	$–	$2,917	$(23	) (a)
Net derivative assets and liabilities	(256)	(81	) (b)	–	2	(13)	–	–		(10)	(358)	(81	) (d)

2017
Mortgage servicing rights	$2,582	$(103	) (a)	$–	$4	$–	$–	$115	(c)	$–	$2,598	$(103	) (a)
Net derivative assets and liabilities	240	111	(e)	–	–	(3)	–	–		(95)	253	41	(f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $(122) million included in other noninterest income and $41 million included in mortgage banking revenue.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $(97) million included in other noninterest income and $16 million included in mortgage banking revenue.
(e)	Approximately $18 million included in other noninterest income and $93 million included in mortgage banking revenue.
(f)	Approximately $9 million included in other noninterest income and $32 million included in mortgage banking revenue.

U.S. Bancorp	67

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2018
Mortgage servicing rights	$2,645	$(25	) (c)	$–		$6	$(15)	$–	$306	(e)	$–	$2,917	$(25	) (c)
Net derivative assets and liabilities	107	(426	) (d)	–		3	(35)	–	–		(7)	(358)	(402	) (f)

2017
Available-for-sale securities
Residential non-agency mortgage-backed securities
Prime (a)	$242	$–		$(2)		$–	$(234)	$(6)	$–		$–	$–	$–
Non-prime (b)	195	–		(17)		–	(175)	(3)	–		–	–	–
Other asset-backed securities	2	–		–		–	(2)	–	–		–	–	–
Corporate debt securities	9	–		2		–	(11)	–	–		–	–	–
Total available-for-sale	448	–		(17	) (g)	–	(422)	(9)	–		–	–	–
Mortgage servicing rights	2,591	(322	) (c)	–		10	–	–	319	(e)	–	2,598	(322	) (c)
Net derivative assets and liabilities	171	372	(h)	–		1	(8)	–	–		(283)	253	87	(i)

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

(b)	Includes all securities not meeting the conditions to be designated as prime.
(c)	Included in mortgage banking revenue.
(d)	Approximately $(537) million included in other noninterest income and $111 million included in mortgage banking revenue.
(e)	Represents MSRs capitalized during the period.
(f)	Approximately $(418) million included in other noninterest income and $16 million included in mortgage banking revenue.
(g)	Included in changes in unrealized gains and losses on investment securities available-for-sale.
(h)	Approximately $128 million included in other noninterest income and $244 million included in mortgage banking revenue.
(i)	Approximately $55 million included in other noninterest income and $32 million included in mortgage banking revenue.

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

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	September 30, 2018				December 31, 2017
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$53	$53	$–	$–	$150	$150
Other assets (b)	–	–	39	39	–	–	31	31

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2018	2017	2018	2017
Loans (a)	$25	$45	$66	$120
Other assets (b)	5	3	18	15

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

68	U.S. Bancorp

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	September 30, 2018			December 31, 2017
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$3,228	$3,159	$69	$3,534	$3,434	$100
Nonaccrual loans	2	2	–	1	2	(1)
Loans 90 days or more past due	1	1	–	1	1	–

Fair Value of Financial Instruments

The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of September 30, 2018 and December 31, 2017. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.

The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2018					December 31, 2017
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$20,082	$20,082	$–	$–	$20,082	$19,505	$19,505	$–	$–	$19,505
Federal funds sold and securities purchased under resale agreements	278	–	278	–	278	93	–	93	–	93
Investment securities held-to-maturity	46,046	4,505	39,815	12	44,332	44,362	4,613	39,095	15	43,723
Loans held for sale (a)	1,305	–	–	1,305	1,305	20	–	–	20	20
Loans	277,507	–	–	280,398	280,398	276,507	–	–	279,391	279,391
Other	2,313	–	1,198	1,115	2,313	2,393	–	1,037	1,364	2,401
Financial Liabilities
Time deposits	38,935	–	38,605	–	38,605	33,356	–	33,120	–	33,120
Short-term borrowings (b)	22,612	–	22,369	–	22,369	15,656	–	15,447	–	15,447
Long-term debt	40,894	–	40,259	–	40,259	32,259	–	32,377	–	32,377
Other	2,003	–	–	2,003	2,003	1,556	–	–	1,556	1,556

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $536 million and $555 million at September 30, 2018 and December 31, 2017, respectively. The carrying value of other guarantees was $224 million and $192 million at September 30, 2018 and December 31, 2017, respectively.

U.S. Bancorp	69

Note 15	Guarantees and Contingent Liabilities

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

In October 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation pending in the United States District Court for the Eastern District of New York (the “Multi-District Litigation”). The U.S. Court of Appeals for the Second Circuit reversed the approval of that settlement and remanded the matter to the district court. In September 2018, Visa signed a new settlement agreement, superseding the original settlement agreement, to resolve class action claims associated with the Multi-District Litigation. The new settlement is still subject to court approval. In conjunction with the new settlement agreement, the Class B conversion ratio was reduced by an insignificant amount, and there was no other impact to the Company.

During the three and nine months ended September 30, 2018, the Company sold 0.4 million and 0.9 million, respectively, of its Class B shares. Upon final settlement of the Visa Litigation, the remaining 1.8 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., which are publicly traded. The Class B shares are excluded from the Company’s financial instruments disclosures included in Note 14.

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2018:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$53	$10,879
Third party borrowing arrangements	–	–	12
Securities lending indemnifications	4,637	–	4,536
Asset sales	–	123	7,394	(a)
Merchant processing	568	50	106,539
Tender option bond program guarantee	2,364	–	2,333
Minimum revenue guarantees	–	–	6
Other	–	51	1,537

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

70	U.S. Bancorp

fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2018, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $8.2 billion. The Company held collateral of $452 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At September 30, 2018, the liability was $38 million primarily related to these airline processing arrangements.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At September 30, 2018, the Company had reserved $11 million for potential losses from representation and warranty obligations, compared with $13 million at December 31, 2017. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

As of September 30, 2018 and December 31, 2017, the Company had $14 million and $9 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.

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

Litigation Matters In the last several years, the Company and other large financial institutions have been sued in their capacity as trustee for residential mortgage–backed securities trusts. In the lawsuits brought against the Company, the investors allege that the Company’s banking subsidiary, U.S. Bank National Association (“U.S. Bank”), as trustee caused them to incur substantial losses by failing to enforce loan repurchase obligations and failing to abide by appropriate standards of care after events of default allegedly occurred. The plaintiffs in these matters seek monetary damages in unspecified amounts and most also seek equitable relief.

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

In October 2015, U.S. Bank entered into a Consent Order with the Office of the Comptroller of the Currency (“OCC”) concerning deficiencies in its Bank Secrecy Act/anti-money laundering compliance program, and requiring an

U.S. Bancorp	71

ongoing review of that program. The Consent Order will remain open until the OCC determines that U.S. Bank has appropriately satisfied its requirements.

In February 2018, the Company entered into a deferred prosecution agreement (the “DPA”) with the United States Attorney’s Office in Manhattan that resolved its investigation of the Company concerning a legacy banking relationship between U.S. Bank and payday lending businesses associated with a former customer and U.S. Bank’s legacy Bank Secrecy Act/anti-money laundering compliance program. The DPA defers prosecution for a period of two years, subject to the Company’s compliance with its terms, which include ongoing efforts to implement and maintain an adequate Bank Secrecy Act/anti-money laundering compliance program. If the Company violates the DPA, its term could be extended up to an additional one year, or the Company could be subject to a prosecution or civil action based on the matters that are the subject of the DPA. In addition, the Company and certain of its affiliates entered into related regulatory settlements with the Financial Crimes Enforcement Network and the Board of Governors of the Federal Reserve System. If the Company and its affiliates fail to satisfy ongoing obligations under these regulatory settlements, which include ongoing commitments to provide resources to, and enhance, the Company’s firm-wide Bank Secrecy Act/anti-money laundering compliance program, the Company and its affiliates may be required to enter into further orders and settlements, pay additional fines or penalties, or modify their business practices (which may increase operating expenses and decrease revenue).

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

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2018 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

72	U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30
	2018			2017
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$113,547	$677	2.38%	$111,832	$591	2.11%	1.5%
Loans held for sale	3,109	36	4.64	3,935	40	4.06	(21.0)
Loans (b)
Commercial	99,048	986	3.95	96,633	822	3.38	2.5
Commercial real estate	39,542	480	4.82	41,621	469	4.47	(5.0)
Residential mortgages	62,042	588	3.79	59,030	551	3.73	5.1
Credit card	21,774	650	11.84	20,926	608	11.53	4.1
Other retail	55,903	622	4.42	56,069	585	4.13	(.3)
Total loans, excluding covered loans	278,309	3,326	4.75	274,279	3,035	4.39	1.5
Covered loans	2,756	44	6.35	3,347	44	5.32	(17.7)
Total loans	281,065	3,370	4.76	277,626	3,079	4.41	1.2
Other earning assets	17,456	72	1.64	15,432	48	1.23	13.1
Total earning assets	415,177	4,155	3.98	408,825	3,758	3.66	1.6
Allowance for loan losses	(3,930)			(3,874)			(1.4)
Unrealized gain (loss) on investment securities	(1,686)			(113)			*
Other assets	47,355			45,792			3.4
Total assets	$456,916			$450,630			1.4
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$77,192			$81,964			(5.8)%
Interest-bearing deposits
Interest checking	69,330	37	.21	68,066	26	.15	1.9
Money market savings	100,688	286	1.13	105,072	176	.67	(4.2)
Savings accounts	44,848	17	.14	43,649	8	.07	2.7
Time deposits	38,063	151	1.58	36,400	83	.91	4.6
Total interest-bearing deposits	252,929	491	.77	253,187	293	.46	(.1)
Short-term borrowings	22,186	106	1.90	15,505	42	1.06	43.1
Long-term debt	39,701	277	2.77	35,544	196	2.20	11.7
Total interest-bearing liabilities	314,816	874	1.10	304,236	531	.69	3.5
Other liabilities	14,140			14,983			(5.6)
Shareholders’ equity
Preferred equity	5,714			5,419			5.4
Common equity	44,424			43,400			2.4
Total U.S. Bancorp shareholders’ equity	50,138			48,819			2.7
Noncontrolling interests	630			628			.3
Total equity	50,768			49,447			2.7
Total liabilities and equity	$456,916			$450,630			1.4
Net interest income		$3,281			$3,227
Gross interest margin			2.88%			2.97%
Gross interest margin without taxable-equivalent increments			2.85%			2.92%
Percent of Earning Assets
Interest income			3.98%			3.66%
Interest expense			.83			.52
Net interest margin			3.15%			3.14%
Net interest margin without taxable-equivalent increments			3.12%			3.09%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent for 2018 and 35 percent for 2017.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	73

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30
	2018			2017
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$113,873	$1,971	2.31%	$111,325	$1,723	2.06%	2.3%
Loans held for sale	3,262	108	4.41	3,457	104	4.02	(5.6)
Loans (b)
Commercial	98,295	2,785	3.79	95,347	2,297	3.22	3.1
Commercial real estate	39,918	1,379	4.62	42,437	1,335	4.20	(5.9)
Residential mortgages	61,023	1,714	3.75	58,496	1,627	3.71	4.3
Credit card	21,428	1,876	11.70	20,801	1,748	11.24	3.0
Other retail	56,135	1,808	4.31	54,835	1,677	4.09	2.4
Total loans, excluding covered loans	276,799	9,562	4.62	271,916	8,684	4.27	1.8
Covered loans	2,900	134	6.14	3,538	131	4.94	(18.0)
Total loans	279,699	9,696	4.63	275,454	8,815	4.28	1.5
Other earning assets	16,412	182	1.48	13,795	132	1.27	19.0
Total earning assets	413,246	11,957	3.86	404,031	10,774	3.56	2.3
Allowance for loan losses	(3,930)			(3,842)			(2.3)
Unrealized gain (loss) on investment securities	(1,530)			(324)			*
Other assets	47,455			46,184			2.8
Total assets	$455,241			$446,049			2.1
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$78,546			$81,808			(4.0)%
Interest-bearing deposits
Interest checking	69,865	95	.18	67,021	56	.11	4.2
Money market savings	102,453	744	.97	106,856	460	.58	(4.1)
Savings accounts	44,770	37	.11	43,265	24	.07	3.5
Time deposits	37,525	387	1.38	32,660	190	.78	14.9
Total interest-bearing deposits	254,613	1,263	.66	249,802	730	.39	1.9
Short-term borrowings	21,881	272	1.66	14,423	102	.94	51.7
Long-term debt	36,400	718	2.64	35,697	585	2.19	2.0
Total interest-bearing liabilities	312,894	2,253	.96	299,922	1,417	.63	4.3
Other liabilities	13,740			15,344			(10.5)
Shareholders’ equity
Preferred equity	5,518			5,514			.1
Common equity	43,915			42,828			2.5
Total U.S. Bancorp shareholders’ equity	49,433			48,342			2.3
Noncontrolling interests	628			633			(.8)
Total equity	50,061			48,975			2.2
Total liabilities and equity	$455,241			$446,049			2.1
Net interest income		$9,704			$9,357
Gross interest margin			2.90%			2.93%
Gross interest margin without taxable-equivalent increments			2.87%			2.88%
Percent of Earning Assets
Interest income			3.86%			3.56%
Interest expense			.72			.47
Net interest margin			3.14%			3.09%
Net interest margin without taxable-equivalent increments			3.11%			3.04%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent for 2018 and 35 percent for 2017.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

74	U.S. Bancorp

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 of this Report for information regarding shares repurchased by the Company during the third quarter of 2018.

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
101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

U.S. Bancorp	75

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ CRAIG E. GIFFORD

Dated: November 2, 2018		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

76	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

(Dollars in Millions)			Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Earnings
1.	Net income attributable to U.S. Bancorp		$1,815	$5,240
2.	Applicable income taxes, including expense related to unrecognized tax positions		460	1,263
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,275	$6,503
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$381	$983
	b.	Portion of rents representative of interest and amortization of debt expense	29	87
	c.	Fixed charges excluding interest on deposits (4a + 4b)	410	1,070
	d.	Interest on deposits	491	1,263
	e.	Fixed charges including interest on deposits (4c + 4d)	$901	$2,333
5.	Amortization of interest capitalized		$–	$–
6.	Earnings excluding interest on deposits (3 + 4c + 5)		2,685	7,573
7.	Earnings including interest on deposits (3 + 4e + 5)		3,176	8,836
8.	Fixed charges excluding interest on deposits (4c)		410	1,070
9.	Fixed charges including interest on deposits (4e)		901	2,333
Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/line 8)		6.55	7.08
11.	Including interest on deposits (line 7/line 9)		3.52	3.79

*	Excludes interest expense related to unrecognized tax positions.

Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

(Dollars in Millions)			Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Earnings
1.	Net income attributable to U.S. Bancorp		$1,815	$5,240
2.	Applicable income taxes, including expense related to unrecognized tax positions		460	1,263
3.	Net income attributable to U.S. Bancorp before income taxes (1 + 2)		$2,275	$6,503
4.	Fixed charges:
	a.	Interest expense excluding interest on deposits*	$381	$983
	b.	Portion of rents representative of interest and amortization of debt expense	29	87
	c.	Fixed charges excluding interest on deposits (4a + 4b)	410	1,070
	d.	Interest on deposits	491	1,263
	e.	Fixed charges including interest on deposits (4c + 4d)	$901	$2,333
5.	Amortization of interest capitalized		$—	$—
6.	Preferred stock dividends		76	210
7.	Earnings excluding interest on deposits (3 + 4c + 5)		2,685	7,573
8.	Earnings including interest on deposits (3 + 4e + 5)		3,176	8,836
9.	Fixed charges excluding interest on deposits, and preferred stock dividends (4c+6)		486	1,280
10.	Fixed charges including interest on deposits, and preferred stock dividends (4e+6)		977	2,543
Ratio of Earnings to Fixed Charges and Preferred Dividends
11.	Excluding interest on deposits (line 7/line 9)		5.52	5.92
12.	Including interest on deposits (line 8/line 10)		3.25	3.47

*	Excludes interest expense related to unrecognized tax positions.

U.S. Bancorp	77

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Andrew Cecere, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

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

/s/ ANDREW CECERE
Andrew Cecere
Chief Executive Officer

Dated: November 2, 2018

78	U.S. Bancorp

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Terrance R. Dolan, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ TERRANCE R. DOLAN
Terrance R. Dolan Chief Financial Officer

Dated: November 2, 2018

U.S. Bancorp	79

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ANDREW CECERE	/s/ TERRANCE R. DOLAN
Andrew Cecere Chief Executive Officer Dated: November 2, 2018	Terrance R. Dolan Chief Financial Officer

80	U.S. Bancorp

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