Form 10-K
period 2018-12-31
US BANCORP \DE\
filed 2019-02-22
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(651) 466-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series H Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series K Non-Cumulative Perpetual Preferred Stock, par value $1.00)	New York Stock Exchange
0.850% Medium-Term Notes, Series X (Senior), due June 7, 2024	New York Stock Exchange

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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $81.8 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2019
Common Stock, $.01 par value per share	1,600,622,211

DOCUMENTS INCORPORATED BY REFERENCE

Document		Parts Into Which Incorporated
1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2018 (the “2018 Annual Report”)	Parts I and II
2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2019 (the “Proxy Statement”)	Part III

PART I

Item 1.	Business

Forward-Looking Statements

THE FOLLOWING INFORMATION APPEARS IN ACCORDANCE WITH THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report contains forward-looking statements about U.S. Bancorp (“U.S. Bancorp” or the “Company”). Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. Deterioration in general business and economic conditions or turbulence in domestic or global financial markets could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities, reduce the availability of funding to certain financial institutions, lead to a tightening of credit and increase stock price volatility. Stress in the commercial real estate markets, as well as a downturn in the residential real estate markets, could cause credit losses and deterioration in asset values. In addition, changes to statutes, regulations, or regulatory policies or practices could affect U.S. Bancorp in substantial and unpredictable ways. U.S. Bancorp’s results could also be adversely affected by changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of its investment securities; legal and regulatory developments; litigation; increased competition from both banks and non-banks; changes in the level of tariffs and other trade policies of the United States and its global trading partners; changes in customer behavior and preferences; breaches in data security; failures to safeguard personal information; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputational risk.

For discussion of these and other risks that may cause actual results to differ from expectations, refer to the sections entitled “Corporate Risk Profile” on pages 38 to 59 and “Risk Factors” on pages 144 to 154 of the 2018 Annual Report. In addition, factors other than these risks also could adversely affect U.S. Bancorp’s results, and the reader should not consider these risks to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

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

U.S. Bancorp’s banking subsidiary, U.S. Bank National Association, is engaged in the general banking business, principally in domestic markets. U.S. Bank National Association, with $356 billion in deposits at December 31, 2018, provides a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and to large national customers operating in specific industries targeted by the Company. Lending services include traditional credit products as well as credit card services, lease financing and import/export trade, asset-backed lending, agricultural finance and other products. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as capital markets, treasury management and receivable lock-box collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.

Other U.S. Bancorp non-banking subsidiaries offer investment and insurance products to the Company’s customers principally within its domestic markets, and fund administration services to a broad range of mutual and other funds.

Banking and investment services are provided through a network of 3,018 banking offices principally operating in the Midwest and West regions of the United States, through on-line services and over mobile devices. The Company operates a network of 4,681 ATMs and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s domestic markets. Lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources. The Company is also one of the largest providers of corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, Elavon, Inc. (“Elavon”), provides domestic merchant processing services directly to merchants and through a network of banking affiliations. Wholly-owned subsidiaries, and affiliates of Elavon, provide similar merchant services in Canada, Mexico and segments of Europe. The Company also provides corporate trust and fund administration services in Europe. These foreign operations are not significant to the Company.

On a full-time equivalent basis, as of December 31, 2018, U.S. Bancorp employed 73,333 people.

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

Government Policies

The operations of the Company’s various businesses are affected by federal and state laws and legislative changes and by policies of various regulatory authorities, including the statutes, and the rules and policies of regulatory authorities, of the numerous states in which they operate, the United States and foreign governments. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), United States fiscal policy, international currency regulations and monetary policies and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

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

General As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act (the “BHC Act”) and to inspection, examination and supervision by the Federal Reserve. U.S. Bank National Association and its subsidiaries, are subject to regulation, examination and supervision primarily by the Office of the Comptroller of the Currency (the “OCC”) and also by the FDIC, the Federal Reserve, the Consumer Financial Protection Bureau (the “CFPB”), the Securities and Exchange Commission (the “SEC”) and the Commodities Futures Trading Commission (the “CFTC”) in certain areas.

Supervision and regulation by the responsible regulatory agency generally includes comprehensive annual reviews of all major aspects of a bank holding company’s or bank’s business and condition, and imposition of periodic reporting requirements and limitations on investments and certain types of activities. U.S. Bank National Association, the Company and the Company’s non-bank affiliates must undergo regular on-site examinations by the appropriate regulatory agency, which examine for adherence to a range of legal and regulatory compliance responsibilities. If they deem the Company to be operating in a manner that is inconsistent with safe and sound banking practices, the applicable regulatory agencies can require the entry into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which the Company would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions. Supervision and examinations are confidential, and the outcomes of these actions will not be made public.

Banking and other financial services statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to the Company and its subsidiaries. Any change in the statutes, regulations or regulatory policies applicable to the Company, including changes in their interpretation or implementation, could have a material effect on its business or organization.

Both the scope of the laws and regulations and the intensity of the supervision to which the Company is subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations, most of which are now in place. While the regulatory environment has entered a period of rebalancing of the post financial crisis framework, the Company expects that its business will remain subject to extensive regulation and supervision.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was signed into law. Among other regulatory changes, the EGRRCPA amends various sections of the Dodd-Frank Act, including section 165, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for bank holding companies from $50 billion to $250 billion. Bank holding companies with $250 billion or more in total consolidated assets, including the Company, remain subject to the Dodd-Frank Act enhanced prudential standards requirements.

The Dodd-Frank Act, as amended by the EGRRCPA, however, mandates that the Federal Reserve tailor the enhanced prudential standards applicable to a banking holding company or category of bank holding companies based on several factors, including size, capital structure, complexity, and other risk-related factors. On October 31, 2018, the Federal banking regulators issued proposed rules pursuant to the EGRRCPA to adjust the thresholds at which certain enhanced prudential standards and capital and liquidity requirements would apply to United States bank holding companies and their depository institutions with $100 billion or more in total consolidated assets (the “Proposed Tailoring Rules”). Under the Proposed Tailoring Rules, these bank holding companies and banks, including the Company and U.S. Bank National Association, would be placed into one of four risk-based categories based on the banking organization’s size, status as a global systemically important bank, cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets and off-balance sheet exposures. The extent to which enhanced prudential standards and certain other capital and liquidity standards would apply to these bank holding companies and banks would depend upon the banking organization’s category. Under the Proposed Tailoring Rules, which remain subject to finalization and may be revised, the Company and U.S. Bank National Association would each qualify as a Category III banking organization subject to proposed requirements applicable to banking organizations that are not subject to Category I or II standards and that have at least $250 billion in total consolidated assets OR at least $100 billion in total consolidated assets and $75 billion or more in any one of three indicators: (1) nonbank assets, (2) weighted short-term wholesale funding, or (3) off-balance sheet exposures. In connection with the Proposed Tailoring Rules, the Federal Reserve indicated the firms that would fall into each of the four categories based on data for the second quarter of 2018. According to the Federal Reserve’s projections, which could change in accordance with any final rules, the Company and U.S. Bank National Association would be “Category III” banking organizations under the Proposed Tailoring Rules, and several regulatory requirements currently applicable to the Company and U.S. Bank National Association would be reduced or eliminated, as discussed in further detail in the paragraphs that follow.

The ultimate benefits or consequences of the EGRRCPA for the Company, U.S. Bank National Association, their other subsidiaries and their activities will depend on the final form of the Proposed Tailoring Rules and additional rulemakings to implement the Act that are expected to be issued by the United States banking agencies, which cannot be predicted.

Supervisory Ratings Federal banking regulators regularly examine the Company and U.S. Bank National Association to evaluate their financial condition and monitor their compliance with laws and regulatory policies. Following those exams, the Company and U.S. Bank National Association are assigned supervisory ratings. These ratings are considered confidential supervisory information and disclosure to third parties is not allowed without permission of the issuing regulator. Violations of laws and regulations or deemed deficiencies in risk management practices may be incorporated into these supervisory ratings. A downgrade in these ratings could limit the Company’s ability to pursue acquisitions or conduct other expansionary activities for a period of time, require new or additional regulatory approvals before engaging in certain other business activities or investments, affect U.S. Bank National Association’s deposit insurance assessment rate, and impose additional recordkeeping and corporate governance requirements, as well as generally increase regulatory scrutiny of the Company.

In November 2018, the Federal Reserve adopted a new rating system, the Large Financial Institution Rating System (“LFI Rating System”), to align its supervisory rating system for large financial institutions, including the Company, with its current supervisory programs for these firms. As compared to the rating system it replaces, which will continue to be used for smaller bank holding companies, the LFI Rating System places a greater emphasis on capital and liquidity, including related planning and risk management practices. The Company will receive its first ratings under the LFI Rating System in 2020. These ratings will remain confidential.

In August 2017, the Federal Reserve also issued proposed guidance with respect to its expectations regarding the supervisory role of boards of directors of large financial institutions. In addition, in January 2018, the Federal Reserve proposed guidance relating to the supervisory responsibilities of members of senior and business line management for risk management and controls at large financial institutions. Both of these proposals are meant to set regulatory expectations for the governance and controls component of the LFI Rating System.

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

If a financial holding company or a depository institution controlled by a financial holding company ceases to be well-capitalized or well-managed, the Federal Reserve may impose corrective capital and managerial requirements on the financial holding company, and may place limitations on its ability to conduct all of the business activities that financial holding companies are generally permitted to conduct and its ability to make certain acquisitions. See “Permissible Business Activities” below. If the failure to meet these standards persists, a financial holding company may be required to divest its depository institution subsidiaries, or cease all activities other than those activities that may be conducted by bank holding companies that are not financial holding companies. In addition, if a depository institution controlled by a financial holding company does not receive a Community Reinvestment Act (“CRA”) rating of at least “satisfactory” at its most recent examination, the financial holding company will have limitations placed on its ability to conduct all of the business activities that financial holding companies are generally permitted to conduct and its ability to make certain acquisitions.

The Federal Reserve also requires bank holding companies to meet certain applicable capital and management standards. Failure by the Company to meet these standards could limit the Company from engaging in any new activity or acquiring other companies without the prior approval of the Federal Reserve.

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

The Company generally is not required to obtain Federal Reserve approval to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve, as long as it meets the capital, managerial and CRA requirements to qualify as a financial holding company. However, the Company is required to receive approval for an acquisition in which the total consolidated assets to be acquired exceed $10 billion. Financial holding companies are also required to obtain the approval of the Federal Reserve before they may acquire more than five percent of the voting shares or substantially all of the assets of an unaffiliated bank holding company, bank or savings association. Banks must receive approval before they may acquire, merge with, acquire substantially all of the assets of or assume any deposits of a bank or savings association and may be required to receive approval for acquisitions of other companies.

Interstate Banking A bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time (not to exceed five years). Also, such an acquisition is not permitted if the bank holding company controls, prior to or following the proposed acquisition, more than 10 percent of the total amount of deposits of insured depository institutions nationwide, or, if the acquisition is the bank holding company’s initial entry into the state, more than 30 percent of the deposits of insured depository institutions in the state (or any lesser or greater amount set by the state).

Banks may merge across state lines to create interstate branches and are permitted to establish new branches in another state to the same extent as banks chartered by that state.

Regulatory Approval for Acquisitions In determining whether to approve a proposed bank acquisition, federal bank regulators will consider a number of factors, including the effect of the acquisition on competition, financial condition and future prospects (including current and projected capital ratios and levels); the competence, experience and integrity of management and its record of compliance with laws and regulations; the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA); the effectiveness of the acquiring institution in combating money laundering activities; and the extent to which the transaction would result in greater or more concentrated risks to the stability of the United States banking or financial system. In addition, approval of interstate transactions requires that the acquiror satisfy regulatory standards for well-capitalized and well-managed institutions.

Source of Strength The Company is required to act as a source of financial strength to U.S. Bank National Association, and to commit resources to support this subsidiary in circumstances where it might not otherwise do so. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank.

Under these requirements, the Company may in the future be required to provide financial assistance to U.S. Bank National Association, should it experience financial distress. Capital loans by the Company to U.S. Bank National Association would be subordinate in right of payment to deposits and certain other debts of U.S. Bank National Association. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of U.S. Bank National Association would be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Federal Reserve is prohibited from requiring payment by a bank holding company to a depository institution if the functional regulator of the depository institution objects to the payment. In those cases, the Federal Reserve could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.

OCC Heightened Standards The OCC has issued guidelines establishing heightened standards for large national banks such as U.S. Bank National Association. The guidelines establish minimum standards for the design and implementation of a risk governance framework for banks. The OCC may take action against institutions that fail to meet these standards.

Enhanced Prudential Standards Under the Dodd-Frank Act, as modified by the EGRRCPA, bank holding companies with consolidated assets of more than $250 billion, such as the Company, are subject to certain enhanced prudential standards. The prudential standards include enhanced risk-based capital and leverage requirements, enhanced liquidity requirements, enhanced risk management and risk committee requirements, a requirement to submit a resolution plan, single-counterparty credit limits and stress tests. These standards also require the Federal Reserve to impose a maximum 15-to-1 debt-to-equity ratio on a bank holding company with total consolidated assets of $250 billion or more, if the Financial Stability Oversight Council determines that the company poses a grave threat to the financial stability of the United States and that the imposition of such a debt-to-equity requirement would mitigate such risk. In addition, the Federal Reserve is required to establish early remediation requirements for bank holding companies with total consolidated assets of $250 billion or more.

Certain of the enhanced prudential standards applicable to the Company are described below in further detail, including changes that have been proposed to these requirements under the Proposed Tailoring Rules.

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

The Company’s ability to declare and pay dividends is also limited by Federal Reserve regulations and policy. Large bank holding companies such as the Company may generally only pay dividends and repurchase stock in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected. See “Comprehensive Capital Analysis and Review” below for further details.

The OCC, the Federal Reserve and the FDIC also have authority to prohibit or limit the payment of dividends by the banking organizations they supervise (including the Company and U.S. Bank National Association), if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

The Company and U.S. Bank National Association must maintain the applicable common equity tier 1 capital conservation buffer to avoid becoming subject to restrictions on capital distributions, including dividends. As of January 1, 2019, the fully phased in common equity tier 1 capital conservation buffer is 2.5 percent. For more information on the common equity tier 1 capital conservation buffer and the stress buffer requirements that the Federal Reserve has proposed that would replace the common equity tier 1 capital conservation buffer for bank holding companies, see “Capital Requirements” and “Proposed Stress Buffer Requirements” below, respectively.

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

Capital Requirements The Company is subject to certain regulatory risk-based capital and leverage requirements under the United States Basel III-based capital rules adopted by the Federal Reserve, and U.S. Bank National Association is subject to substantially similar rules adopted by the OCC. These rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the Federal Reserve and OCC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. The United States Basel III-based capital rules include two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive.

Under the United States Basel III-based capital rules, the Company is subject to a minimum common equity tier 1 capital ratio (common equity tier 1 capital to risk-weighted assets) of 4.5 percent, a minimum tier 1 capital ratio of 6.0 percent and a minimum total capital ratio of 8.0 percent. The Company is also subject to a 2.5 percent common equity tier 1 capital conservation buffer and, if deployed, up to a 2.5 percent common equity tier 1 countercyclical capital buffer on top of the three minimum risk-weighted capital ratios listed above. Banking organizations that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account will be subject to constraints on capital distributions, including dividends and share repurchases and certain discretionary executive compensation, with the severity of the constraints depending on the extent of the shortfall, with progressively more stringent constraints on capital actions as the Company approaches the minimum ratios.

On April 10, 2018, the Federal Reserve issued a proposal that would create a single, integrated capital requirement by combining the capital conservation buffer requirement with the quantitative assessment of firms’ capital plans under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”). Please refer to the “Proposed Stress Buffer Requirements” section below for further details. Although the proposal, if adopted, would change the way in which the minimum ratios are calculated, firms would continue to be subject to progressively more stringent constraints on capital actions as they approach the minimum ratios.

United States banking organizations are also subject to a minimum leverage ratio of 4.0 percent. Banking organizations that calculate their capital requirements using advanced approaches, including the Company, are also subject to a minimum Supplementary Leverage Ratio (“SLR”) of 3.0 percent that takes into account both on-balance sheet and certain off-balance sheet exposures. The SLR is defined as tier 1 capital divided by total leverage exposure, which includes both on- and off-balance sheet exposures. The Company began calculating and reporting its SLR beginning in the first quarter of 2015 and became subject to the minimum SLR requirement on January 1, 2018. At December 31, 2018, the Company exceeded the applicable minimum SLR requirement.

In December 2017, the Basel Committee finalized a package of revisions to the Basel III framework. The changes are meant to improve the calculation of risk-weighted assets and improve the comparability of capital ratios by (a) enhancing the robustness and risk sensitivity of the standardized approaches for credit risk, credit valuation adjustment (“CVA”) risk and operational risk; (b) constraining the use of the internal model approaches, by placing limits on certain inputs used to calculate capital requirements under the internal ratings-based (“IRB”) approach for credit risk and by removing the use of the internal model approaches for CVA risk and for operational risk; (c) introducing a leverage ratio buffer to further limit the leverage of global systemically important banks (“G-SIBs); and (d) replacing the existing Basel II output floor with a more robust risk-sensitive floor based on the Committee’s revised Basel III standardized approaches. January 1, 2022 is the implementation date for the revised standardized approach for credit risk and leverage ratio, as well as the IRB, CVA, operational risk, and market risk frameworks. The output floor will be subject to a transitional period beginning in January 1, 2022, with full implementation by January 1, 2027. Federal banking regulators are expected to undertake rulemakings in future years to implement these revisions in the United States.

Under the Proposed Tailoring Rules, the Company, as a Category III banking organization, would no longer be required to calculate risk-based capital ratios under the advanced approaches for purposes of determining regulatory compliance. Instead, the Company’s risk-based capital ratios would be calculated using only the standardized approach. The Company would remain subject to the SLR and the countercyclical capital buffer. In addition, the Company, as a Category III banking organization, would be permitted to opt out of recognizing accumulated other comprehensive income (“AOCI”) in common equity tier 1 capital for purposes of calculating its regulatory capital ratios. The Company cannot predict whether the final form of the Proposed Tailoring Rules will exempt the Company from using the advanced approaches to calculate risk-based capital ratios or permit the Company to opt out of including AOCI in its calculation of common equity tier 1 capital.

In addition, in December 2018, the United States federal banking agencies finalized rules that provide banking organizations the option to phase-in over a three year period, the day-one adverse effects on regulatory capital that may result from the adoption of the new current expected credit loss accounting rule. For further discussion of the new current expected credit loss accounting rule, see Note 2 of the Notes to Consolidated Financial Statements in the 2018 Annual Report.

For additional information regarding the Company’s regulatory capital, see “Capital Management” in the 2018 Annual Report.

Prompt Corrective Action The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) provides a framework for regulation of depository institutions and their affiliates (including parent holding companies) by federal banking regulators. As part of that framework, the FDICIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards. Supervisory actions by the appropriate federal banking regulator under the “prompt corrective action” rules generally depend upon an institution’s classification within five capital categories. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The FDICIA also provides for enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution.

The regulations apply only to banks and not to bank holding companies such as the Company. However, the Federal Reserve is authorized to take appropriate action at the holding company level, based on the undercapitalized status of the holding company’s subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.

Comprehensive Capital Analysis and Review The Federal Reserve’s capital plan rule currently requires large bank holding companies with assets in excess of $50 billion to submit capital plans to the Federal Reserve on an annual basis and to obtain approval from the Federal Reserve for capital distributions proposed in the capital plan in connection with its annual CCAR process. The Company may generally only pay dividends and repurchase stock in accordance with a capital plan that has been reviewed by the Federal Reserve and to which the Federal Reserve has not objected. These capital plans consist of a number of mandatory elements, including an assessment of a company’s sources and uses of capital over a nine-quarter planning horizon assuming both expected and stressful conditions; a detailed description of a company’s process for assessing capital adequacy; a demonstration of a company’s ability to maintain capital above each minimum regulatory capital ratio under expected and stressful conditions; and a demonstration of a company’s ability to achieve, readily and without difficulty, the minimum capital ratios and capital buffers under the United States Basel III-based capital rules.

The Company submitted its 2018 capital plan to the Federal Reserve in April 2018. The Federal Reserve did not object to the Company’s 2018 capital plan.

The Company will submit its 2019 capital plan to the Federal Reserve by April 5, 2019, in accordance with instructions from the Federal Reserve. Applicable stress testing rules require the Federal Reserve to publish the results of its assessment of the Company’s capital plan, including its planned capital distributions, no later than June 30, 2019.

In April 2018, the Federal Reserve issued a proposal to integrate its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements, which would make changes to capital planning and stress testing processes for bank holding companies subject to the proposed rule, including the Company. Please refer to the “Proposed Stress Buffer Requirements” section below for further details.

Stress Testing The Federal Reserve’s CCAR framework and the Dodd-Frank Act stress testing framework require large bank holding companies such as the Company to conduct company-run stress tests and subject them to supervisory stress tests conducted by the Federal Reserve. Among other things, the company-run stress tests employ stress scenarios developed by the Company as well as stress scenarios provided by the Federal Reserve and incorporate the Dodd-Frank Act capital actions, which are intended to normalize capital distributions across large United States bank holding companies. The Federal Reserve conducts CCAR and Dodd-Frank Act supervisory stress tests employing stress scenarios and internal supervisory models. The Federal Reserve’s CCAR and Dodd-Frank Act supervisory stress tests incorporate the Company’s planned capital actions and the Dodd-Frank Act capital actions, respectively. The Federal Reserve and the Company are currently required to publish the results of the annual supervisory and annual company-run stress tests, respectively, no later than June 30 of each year. In addition, all large bank holding companies are currently required to submit a mid-cycle company-run stress test employing stress scenarios developed by the Company. The results of this stress test must be submitted to the Federal Reserve for review in early October of each year. The Company is required to publish its results of this stress test no later than the end of November of each year. The Federal Reserve currently publishes summaries of supervisory stress test results for each large bank holding company under both the adverse and severely adverse stress scenarios developed by the Federal Reserve.

National banks with assets in excess of $50 billion are currently required to submit annual company-run stress test results to the OCC concurrently with their parent bank holding company’s CCAR submission to the Federal Reserve. The stress test is based on the OCC’s stress scenarios (which are typically the same as the Federal Reserve’s stress scenarios) and capital actions that are appropriate for the economic conditions assumed in each scenario. U.S. Bank National Association will submit its stress test in accordance with regulatory requirements by April 5, 2019. The Company is required to publish the results of this stress test no later than June 30, 2019.

Under the Proposed EPS Tailoring Rule, the Company, as a Category III banking organization, would remain subject to annual supervisory stress tests but would be subject to company-run stress tests every two years, instead of annually. Consistent with EGRRCPA, the Federal Reserve also has proposed to eliminate the mid-cycle stress testing requirement for all banking organizations as of 2020 and eliminate the adverse scenario from all stress testing requirements. The Company cannot predict whether the Proposed EPS Tailoring Rule and other related issuances will be adopted as proposed or whether any changes will be made to it that would affect the stress testing requirements applicable to the Company.

Proposed Stress Buffer Requirements On April 10, 2018, the Federal Reserve issued a proposal to create a single capital requirement by integrating its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements. The proposal, which would apply to certain bank holding companies, including the Company, would introduce a stress capital buffer and a stress leverage buffer, or stress buffer requirements, and related changes to the capital planning and stress testing processes. For risk-based capital requirements, the stress capital buffer would replace the existing capital conservation buffer, which is 2.5 percent as of January 1, 2019. The stress capital buffer would equal the greater of (i) the maximum decline in the Company’s common equity tier 1 capital ratio under the severely adverse scenario over the supervisory stress test measurement period, plus the sum of the ratios of the dollar amount of its planned common stock dividends to its projected risk-weighted assets for each of the fourth through seventh quarters of the supervisory stress test projection period, and (ii) 2.5 percent.

The proposal would make related changes to capital planning and stress testing processes for bank holding companies subject to the stress buffer requirements. In particular, the proposal would remove the 30 percent dividend payout ratio that has been used as a threshold for heightened supervisory scrutiny and would assume that bank holding companies maintain a constant level of assets and risk-weighted assets throughout the supervisory stress test projection period.

In November 2018, the Federal Reserve’s Vice Chairman for Supervision stated that the Federal Reserve does not expect that the proposed stress buffer requirements will go into effect before 2020, and that, although the Federal Reserve expects to finalize certain elements of those requirements as proposed, other elements of the proposal will be re-proposed and again subject to public comment.

Basel III Liquidity Requirements Bank holding companies and their domestic bank subsidiaries that calculate their capital requirements using the advanced approaches, including the Company and U.S. Bank National Association, are subject to a minimum Liquidity Coverage Ratio (“LCR”). The LCR is designed to ensure that bank holding companies have sufficient high-quality liquid assets to survive a significant liquidity stress event lasting for 30 calendar days.

In June 2016, the federal banking regulators proposed a rule to implement the Net Stable Funding Ratio (“NSFR”). The NSFR is designed to promote stable, longer-term funding of assets and business activities over a one-year time horizon and would apply to the Company and U.S. Bank National Association. Federal banking regulators continue to work on finalizing the rule to implement the NSFR.

Under the Proposed Tailoring Rules, the Company and U.S. Bank National Association, as Category III banking organizations with less than $75 billion of weighted short-term wholesale funding, would qualify for reduced LCR and proposed NSFR requirements calibrated at 70-85 percent of the full requirements. The Company cannot predict whether the final form of the Proposed Tailoring Rules will subject the Company and U.S. Bank National Association to reduced LCR and proposed NSFR requirements.

Single-Counterparty Credit Limits On June 14, 2018, the Federal Reserve finalized rules that establish single-counterparty credit limits (“SCCL”) for large banking organizations, including the Company. Under these rules, the Company is subject to a limit of 25 percent of Tier 1 capital for aggregate net credit exposures to any other unaffiliated counterparty. The Company must comply with the final SCCL rules beginning on January 1, 2020.

Deposit Insurance The DIF provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250,000 per depositor and is funded through assessments on insured depository institutions, based on the risk each institution poses to the DIF. U.S. Bank National Association accepts customer deposits that are insured by the DIF and therefore must pay insurance premiums. The FDIC may increase U.S. Bank National Association’s insurance premiums based on various factors, including the FDIC’s assessment of its risk profile. Until September 30, 2018, banks with $10 billion or more in total assets, such as U.S. Bank National Association, were required to pay an assessment surcharge. This requirement ended effective September 30, 2018, as a result of the FDIC’s reserve ratio exceeding 1.35 percent.

In addition, large insured depository institutions, including U.S. Bank National Association, are subject to enhanced deposit account recordkeeping and related information technology system requirements meant to facilitate prompt payment of insured deposits if such an institution were to fail. U.S. Bank National Association must comply with these new requirements by April 1, 2020.

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

Orderly Liquidation Authority Upon the insolvency of a bank holding company, such as the Company, the FDIC may be appointed as conservator or receiver of the bank holding company if the Secretary of the Treasury determines (upon the written recommendation of the FDIC and the Federal Reserve and after consultation with the President of the United States) that certain conditions set forth in the Dodd-Frank Act regarding the potential impact on financial stability of the financial company’s failure have been met. FDIC rules set forth a comprehensive method for the receivership of a covered financial company. Acting as a conservator or receiver, the FDIC would have broad powers to transfer any assets or liabilities of a bank holding company without the approval of its creditors.

Resolution Plans As a bank holding company with assets of $250 billion or more, the Company is required to submit annually to the Federal Reserve and the FDIC a resolution plan for the orderly resolution of the Company and its significant legal entities under the United States Bankruptcy Code or other applicable insolvency laws in a rapid and orderly fashion in the event of future material financial distress or failure. If the Federal Reserve and the FDIC jointly determine that the resolution plan is not credible and the deficiencies are not cured in a timely manner, they may jointly impose on the Company more stringent capital, leverage or liquidity requirements or restrictions on the Company’s growth, activities or operations. If the Company were to fail to address the deficiencies in its resolution plan when required, it could eventually be required to divest certain assets or operations. The Company submitted its resolution plan to the Federal Reserve and the FDIC in December 2017. The Federal Reserve and FDIC have extended the filing deadline for certain bank holding companies, including the Company, and as a result the Company’s next resolution plan is not due to the Federal Reserve and FDIC until December 31, 2019.

In addition, U.S. Bank National Association is required to file periodically a separate resolution plan with the FDIC that should enable the FDIC, as receiver, to resolve the institution under applicable receivership provisions of the Federal Deposit Insurance Act in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net present value return from the sale or disposition of its assets and minimizes the amount of any loss to be realized by the institution’s creditors. The Company submitted its insured depository institution resolution plan to the FDIC in July 2018. The FDIC’s Chairman has indicated that the FDIC intends to release an advanced notice of proposed rulemaking with respect to the FDIC’s bank resolution plan requirements meant to better tailor bank resolution plans to a firm’s size, complexity and risk profile. Until the FDIC’s revisions to its bank resolution plan requirement are finalized, no bank resolution plans will be required to be filed.

The public versions of the resolution plans previously submitted by the Company and U.S. Bank National Association are available on the FDIC’s website and, in the case of the Company’s resolution plans, also on the Federal Reserve’s website.

Recovery Plans The OCC has established enforceable guidelines for recovery planning by insured national banks, insured federal savings associations, and insured federal branches of foreign banks with average total consolidated assets of $250 billion or more, which includes U.S. Bank National Association. The guidelines provide that a covered bank should develop and maintain a recovery plan that is appropriate for its individual risk profile, size, activities, and complexity, including the complexity of its organizational and legal entity structure. The guidelines state that a recovery plan should (a) establish triggers, which are quantitative or qualitative indicators of the risk or existence of severe stress that should always be escalated to management or the board of directors, as appropriate, for purposes of initiating a response; (b) identify a wide range of credible options that a covered bank could undertake to restore financial and operational strength and viability; and (c) address escalation procedures, management reports, and communication procedures. The board of U.S. Bank National Association approved a recovery plan pursuant to these guidelines in December 2018.

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

Non-compliance with sanctions laws and/or AML laws or failure to maintain an adequate BSA/AML compliance program can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity. There have been a number of significant enforcement actions against banks, broker-dealers and non-bank financial institutions with respect to sanctions laws and AML laws and some have resulted in substantial penalties, including against the Company and U.S. Bank National Association. See Note 22 of the Notes to Consolidated Financial Statements in the 2018 Annual Report.

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

U.S. Bank National Association received a “Satisfactory” CRA rating in its most recent examination, covering the period from January 1, 2009 through December 31, 2011. The OCC commenced its most recent CRA exam in 2017, the results of which will be made public upon completion.

In April 2018, the United States Department of Treasury issued a memorandum to the federal banking regulators with recommend changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. Leaders of the federal banking agencies recently have indicated their support for revising the CRA regulatory framework, and on August 28, 2018, the OCC issued an advance notice of proposed rulemaking to solicit ideas for building a new CRA framework. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.

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

On May 9, 2018, the SEC proposed Regulation Best Interest, which would impose a new standard of conduct on SEC-registered broker-dealers when making recommendations to retail customers, clarify certain aspects of the fiduciary duty that an SEC-registered investment adviser owes to its clients and mandate summary disclosure to retail customers describing their relationship with and services offered by registered broker-dealers and investment advisers. The Company does not expect that the adoption of the proposed Regulation Best Interest, as proposed, would cause a significant change in the practices of USBII.

The operations of the First American family of funds, the Company’s proprietary money market fund complex, also are subject to regulation by the SEC, including rules requiring a floating net asset value for institutional prime and tax-free money market funds and permitting the board of directors of the money market funds the ability to limit redemptions during periods of stress (allowing for the use of liquidity fees and redemption gates during such times).

The Company’s operations in the areas of insurance brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities, including the licensing of insurance brokers and agents.

Regulation of Derivatives and the Swaps Marketplace Under the Dodd-Frank Act, U.S. Bank National Association, as a CFTC-registered swap dealer, is subject to rules regarding the regulation of the swaps marketplace and over-the-counter derivatives, including rules that require swap dealers and major swap participants to register with the CFTC and require them to meet robust business conduct standards to lower risk and promote market integrity, to meet certain recordkeeping and reporting requirements so that regulators can better monitor the markets, to centrally clear and trade swaps on regulated exchanges or execution facilities, and to be subject to certain capital and margin requirements. While the CFTC has finalized the majority of its regulations pursuant to the Dodd-Frank Act, the SEC, which has jurisdiction over security-based swaps, has not yet finalized all requirements, and entities that deal in security-based swaps are not yet required to register with the SEC as security-based swap dealers.

In addition, the Federal Reserve, the OCC, the FDIC, the Federal Housing Finance Agency, and the Farm Credit Administration have finalized a rule concerning swap margin and capital requirements for swap dealers regulated by these agencies. The final rule mandates the exchange of initial and variation margin for non-cleared swaps and non-cleared security-based swaps between swap entities regulated by the five agencies and certain counterparties. The amount of margin will vary based on the relative risk of the non-cleared swap or non-cleared security-based swap. The final rule phased in the variation margin requirements between September 1, 2016, and

March 1, 2017. The initial margin requirements will phase in over four years, which began on September 1, 2016, and will be fully phased-in on September 1, 2020, depending on the level of derivatives activity of the swap dealer and the relevant counterparty.

The Volcker Rule Section 13 of the BHC Act and its implementing regulations, commonly referred to as the “Volcker Rule,” prohibit banking entities from engaging in proprietary trading, and prohibits certain interests in, or relationships with, hedge funds or private equity funds. The Volcker Rule also requires annual attestation by a banking entity’s Chief Executive Officer that the banking entity has in place processes to establish, maintain, enforce, review, test and modify a compliance program established in a manner reasonably designed to achieve compliance with the final rule. The Volcker Rule applies to the Company, U.S. Bank National Association and their affiliates. The Company has a Volcker Rule compliance program in place that covers all of its subsidiaries and affiliates, including U.S. Bank National Association.

In May 2018, the five federal agencies with rulemaking authority with respect to the Volcker Rule released a proposal to revise the Volcker Rule. The proposal would tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of trading account, clarify certain key provisions in the Volcker Rule, and modify the information companies are required to provide the federal agencies. If adopted, the proposed changes to the definition of trading account would likely expand the scope of investing and trading activities subject to the Volcker Rule’s restrictions. The Company is currently evaluating the potential impact that this proposed rule would have on its investing and trading activities.

Data Privacy and Cybersecurity Federal and state law contains extensive consumer privacy protection provisions. The GLBA requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables retail customers to opt out of the Company’s ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA also requires financial institutions to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Protection Act of 2018 (the “CCPA”). The CCPA, which becomes effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the GLBA. The California Attorney General has not yet proposed or adopted regulations implementing the CCPA, and the California State Legislature has amended the Act since its passage. The Company has a physical footprint in California and will be required to comply with the CCPA. In addition, similar laws may be adopted by other states where the Company does business. The impact of the CCPA on the Company’s business is yet to be determined. The federal government may also pass data privacy or data protection legislation. In addition, in the European Union (“EU”), privacy law is now governed by the General Data Protection Regulation (“GDPR”), which is directly binding and applicable for each EU member state from May 25, 2018. The GDPR contains enhanced compliance obligations and increased penalties for non-compliance compared to the prior law governing data privacy in the EU.

Like other lenders, U.S. Bank National Association and other of the Company’s subsidiaries use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (“FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Company and its subsidiaries.

The federal banking regulators, as well as the SEC, CFTC, and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions. A financial institution is expected to establish lines of defense and to ensure that their risk management processes also address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if the institution or its critical service providers fall victim to a cyber attack.

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

Additional Information

Additional information in response to this Item 1 can be found in the 2018 Annual Report on pages 61 to 65 under the heading “Line of Business Financial Review.” That information is incorporated into this report by reference.

Item 1A.	Risk Factors

Information in response to this Item 1A can be found in the 2018 Annual Report on pages 144 to 154 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases 10 freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Overland Park, Portland and St. Paul. The Company owns 11 principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Olathe, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2018, the Company’s subsidiaries owned and operated a total of 1,498 facilities and leased an additional 1,928 facilities. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to the Company’s premises and equipment is presented in Note 8 of the Notes to Consolidated Financial Statements included in the 2018 Annual Report. That information is incorporated into this report by reference.

Item 3.	Legal Proceedings

Information in response to this Item 3 can be found in Note 22 of the Notes to Consolidated Financial Statements included in the 2018 Annual Report. That information is incorporated into this report by reference.

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

The following table identifies the closing date for each transaction, issuer, series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, Other Securities, if any, and applicable Covered Debt as of February 21, 2019, for those securities that remain outstanding.

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

On June 28, 2018, the Company announced its Board of Directors had approved an authorization to repurchase up to $3.0 billion of its common stock, from July 1, 2018 through June 30, 2019. Except as otherwise indicated in the table below, all shares repurchased during the fourth quarter of 2018 were repurchased under this authorization. The following table provides a detailed analysis of all shares repurchased by the Company or any affiliated purchaser during the fourth quarter of 2018:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
October 1-31	7,906,336	(a)	$51.75	7,806,336	$1,843
November 1-30	4,526,196		53.56	4,526,196	1,601
December 1-31	3,770,521	(b)	48.30	3,695,521	1,422

Total	16,203,053	(c)	$51.46	16,028,053	$1,422

(a)

Includes 100,000 shares of common stock purchased, at an average price per share of $50.65, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

(b)

Includes 75,000 shares of common stock purchased, at an average price per share of $47.43, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

(c)

Includes 175,000 shares of common stock purchased, at an average price per share of $49.27, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

Additional Information

Additional information in response to this Item 5 can be found in the 2018 Annual Report on page 141 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 6.	Selected Financial Data

Information in response to this Item 6 can be found in the 2018 Annual Report on page 23 under the heading “Table 1 — Selected Financial Data.” That information is incorporated into this report by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this Item 7 can be found in the 2018 Annual Report on pages 22 to 70 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information in response to this Item 7A can be found in the 2018 Annual Report on pages 38 to 59 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.

Item 8.	Financial Statements and Supplementary Data

Information in response to this Item 8 can be found in the 2018 Annual Report on pages 71 to 143 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm,” “Report of Independent Registered Public Accounting Firm,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Comprehensive Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited),” “U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited),” “U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited),” “U.S. Bancorp Supplemental Financial Data (Unaudited)” and “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)”. That information is incorporated into this report by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Information in response to this Item 9A can be found in the 2018 Annual Report on page 70 under the heading “Controls and Procedures” and on pages 71 and 73 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm.” That information is incorporated into this report by reference.

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

Executive Officers of the Registrant

Andrew Cecere

Mr. Cecere is Chairman, President and Chief Executive Officer of U.S. Bancorp. Mr. Cecere, 58, has served as President of U.S. Bancorp since January 2016, Chief Executive Officer since April 2017 and Chairman since April 2018. He also served as Vice Chairman and Chief Operating Officer from January 2015 to January 2016 and was U.S. Bancorp’s Vice Chairman and Chief Financial Officer from February 2007 until January 2015. Until that time, he served as Vice Chairman, Wealth Management and Investment Services, of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from May 2000 through February 2001.

Ismat Aziz

Ms. Aziz is Executive Vice President and Chief Human Resources Officer of U.S. Bancorp. Ms. Aziz, 51, has served in this position since joining U.S. Bancorp in September 2018. She served as Chief Human Resources Officer of Sprint Corporation from May 2016 until September 2018. Ms. Aziz served as the Chief Human Resources Officer of Sam’s Club from April 2012 to April 2016, and as the Senior Vice President of Business Capability and Human Resources of Sam’s Club from August 2010 to April 2012. Prior to that time, she served as the Vice President of Business Capability and Human Resources at Sears Canada from June 2009 to August 2010.

James L. Chosy

Mr. Chosy is Executive Vice President and General Counsel of U.S. Bancorp. Mr. Chosy, 55, has served in this position since March 2013. He also served as Corporate Secretary of U.S. Bancorp from March 2013 until April 2016. From 2001 to 2013, he served as the General Counsel and Secretary of Piper Jaffray Companies. From 1995 to 2001, Mr. Chosy was Vice President and Associate General Counsel of U.S. Bancorp, having also served as Assistant Secretary of U.S. Bancorp from 1995 through 2000 and as Secretary from 2000 until 2001.

Terrance R. Dolan

Mr. Dolan is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Mr. Dolan, 57, has served in this position since August 2016. From July 2010 to July 2016, he served as Vice Chairman, Wealth Management and Investment Services, of U.S. Bancorp. From September 1998 to July 2010, Mr. Dolan served as U.S. Bancorp’s Controller. He additionally held the title of Executive Vice President from January 2002 until June 2010 and Senior Vice President from September 1998 until January 2002.

John R. Elmore

Mr. Elmore is Vice Chairman, Community Banking and Branch Delivery, of U.S. Bancorp. Mr. Elmore, 62, has served in this position since March 2013. From 1999 to 2013, he served as Executive Vice President, Community Banking, of U.S. Bancorp and its predecessor company, Firstar Corporation. Mr. Elmore will retire from U.S. Bancorp on March 1, 2019.

Leslie V. Godridge

Ms. Godridge is Vice Chairman, Corporate and Commercial Banking, of U.S. Bancorp. Ms. Godridge, 63, has served in this position since January 2016. From February 2013 until December 2015, she served as Executive Vice President, National Corporate Specialized Industries and Global Treasury Management, of U.S. Bancorp. From February 2007, when she joined U.S. Bancorp, until January 2013, Ms. Godridge served as Executive Vice President, National Corporate and Institutional Banking, of U.S. Bancorp. Prior to that time, she served as Senior Executive Vice President and a member of the Executive Committee at The Bank of New York, where she was head of BNY Asset Management, Private Banking, Consumer Banking and Regional Commercial Banking from 2004 to 2006.

Gunjan Kedia

Ms. Kedia is Vice Chairman, Wealth Management and Investment Services, of U.S. Bancorp. Ms. Kedia, 48, has served in this position since joining U.S. Bancorp in December 2016. From October 2008 until May 2016, she served as Executive Vice President of State Street Corporation where she led the core investment servicing business in North and South America and served as a member of State Street’s management committee, its senior most strategy and policy committee. Previously, Ms. Kedia was an Executive Vice President of global product management at Bank of New York Mellon from 2004 to 2008.

James B. Kelligrew

Mr. Kelligrew is Vice Chairman, Corporate and Commercial Banking, of U.S. Bancorp. Mr. Kelligrew, 53, has served in this position since January 2016. From March 2014 until December 2015, he served as Executive Vice President, Fixed Income and Capital Markets, of U.S. Bancorp, having served as Executive Vice President, Credit Fixed Income, of U.S. Bancorp from May 2009 to March 2014. Prior to that time, he held various leadership positions with Wells Fargo Securities from 2003 to 2009, and with Bank of America Securities from 1993 to 2003.

Shailesh M. Kotwal

Mr. Kotwal is Vice Chairman, Payment Services, of U.S. Bancorp. Mr. Kotwal, 54, has served in this position since joining U.S. Bancorp in March 2015. From July 2008 until May 2014, he served as Executive Vice President of TD Bank Group with responsibility for retail banking products and services and as Chair of its enterprise payments council. From 2006 until 2008, he served as President, International, of eFunds Corporation. Previously, Mr. Kotwal served in various leadership roles at American Express Company from 1989 until 2006, including responsibility for operations in North and South America, Europe and the Asia-Pacific regions.

Katherine B. Quinn

Ms. Quinn is Vice Chairman and Chief Administrative Officer of U.S. Bancorp. Ms. Quinn, 54, has served in this position since April 2017. From September 2013 to April 2017, she served as Executive Vice President and Chief Strategy and Reputation Officer of U.S. Bancorp and has served on U.S. Bancorp’s Managing Committee since January 2015. From September 2010 until January 2013, she served as Chief Marketing Officer of WellPoint, Inc. (now known as Anthem, Inc.), having served as Head of Corporate Marketing of WellPoint from July 2005 until September 2010. Prior to that time, she served as Chief Marketing and Strategy Officer at The Hartford from 2003 until 2005.

Jodi L. Richard

Ms. Richard is Vice Chairman and Chief Risk Officer of U.S. Bancorp. Ms. Richard, 50, has served in this position since October 2018. She served as Executive Vice President and Chief Operational Risk Officer of U.S. Bancorp from January 2018 until October 2018, having served as Senior Vice President and Chief Operational Risk Officer from 2014 until January 2018. Prior to that time, Ms. Richard held various senior leadership roles at HSBC from 2003 until 2014, including Executive Vice President and Head of Operational Risk and Internal Control at HSBC North America from 2008 to 2014. Ms. Richard started her career at the Office of the Comptroller of the Currency in 1990 as a national bank examiner.

Mark G. Runkel

Mr. Runkel is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Runkel, 42, has served in this position since December 2013. From February 2011 until December 2013, he served as Senior Vice President and Credit Risk Group Manager of U.S. Bancorp Retail and Payment Services Credit Risk Management, having served as Senior Vice President and Risk Manager of U.S. Bancorp Retail and Small Business Credit Risk Management from June 2009 until February 2011. From March 2005 until May 2009, he served as Vice President and Risk Manager of U.S. Bancorp.

Jeffry H. von Gillern

Mr. von Gillern is Vice Chairman, Technology and Operations Services, of U.S. Bancorp. Mr. von Gillern, 53, has served in this position since July 2010. From April 2001, when he joined U.S. Bancorp, until July 2010, Mr. von Gillern served as Executive Vice President of U.S. Bancorp, additionally serving as Chief Information Officer from July 2007 until July 2010.

Timothy A. Welsh

Mr. Welsh is Vice Chairman, Consumer Banking Sales and Support, of U.S. Bancorp. Mr. Welsh, 53, has served in this position since joining U.S. Bancorp in July 2017. From July 2006 until June 2017, he served as a Senior Partner at McKinsey & Company where he specialized in financial services and the consumer experience. Previously, Mr. Welsh served as a Partner at McKinsey & Company from 1999 to 2006.

Additional Information

Additional information in response to this Item 10 can be found in the Proxy Statement under the headings “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1 — Election of Directors,” “Corporate Governance — Committee Responsibilities” and “Corporate Governance — Committee Member Qualifications.” That information is incorporated into this report by reference.

Item 11.	Executive Compensation

Information in response to this Item 11 can be found in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation.” That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans in effect as of December 31, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders				34,713,980	(3)
Stock Options	9,115,010	(1)	$34.52
Restricted Stock Units and Performance-Based Restricted Stock Units	6,719,298	(2)	-

Equity compensation plans not approved by security holders	416,688	(4)	-	-

Total	16,250,996			34,713,980

(1)

Includes shares of the Company’s common stock underlying stock options granted under the U.S. Bancorp 2015 Stock Incentive Plan (the “2015 Plan”) and the U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”).

(2)

Includes shares of the Company’s common stock underlying performance-based restricted stock units (awarded to the members of the Company’s Managing Committee and settled in shares of the Company’s common stock on a one-for-one basis) and restricted stock units (settled in shares of the Company’s common stock on a one-for-one basis) under the 2015 Plan, the 2007 Plan and the U.S. Bancorp 2001 Stock Incentive Plan. No exercise price is paid upon vesting, and thus, no exercise price is included in the table.

(3)

The 34,713,980 shares of the Company’s common stock available for future issuance are reserved under the 2015 Plan. Future awards under the 2015 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock awards, or other stock-based awards.

(4)

These shares of the Company’s common stock are issuable pursuant to various current and former deferred compensation plans of U.S. Bancorp and its predecessor entities. No exercise price is paid when shares are issued pursuant to the deferred compensation plans.

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

The 416,688 shares included in the table assume that participants in the plans whose deferred compensation had been deemed to be invested in the Company’s common stock had elected to receive all of that deferred compensation in shares of the Company’s common stock on December 31, 2018. The U.S. Bank Executive Employees Deferred Compensation Plan (2005 Statement) and the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement) are the Company’s only deferred compensation plans under which compensation may currently be deferred.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

List of documents filed as part of this report

1. Financial Statements

•	Report of Management

•	Report of Independent Registered Public Accounting Firm on the Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

•	U.S. Bancorp Consolidated Balance Sheet as of December 31, 2018 and 2017

•	U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2018

•	U.S. Bancorp Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2018

•	U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2018

•	U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2018

•	Notes to Consolidated Financial Statements

•	U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited)

•	U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited)

•	U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited)

•	U.S. Bancorp Supplemental Financial Data (Unaudited)

•	U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)

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

Exhibit Number	Description

(1)3.1	Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to Form 10-Q for the quarterly period ended September 30, 2018.

(1)3.2	Amended and Restated Bylaws. Filed as Exhibit 3.1 to Form 8-K filed on January 20, 2016.

4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.

(1)(2)10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

Exhibit Number	Description

(1)(2)10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.2	U.S. Bancorp Annual Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 16, 2019.

(1)(2)10.3	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

(1)(2)10.4	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.5(a)	U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.5(b)	First, Second and Third Amendments of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.5(c)	Fourth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004.

(1)(2)10.5(d)	Fifth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2005.

(1)(2)10.5(e)	Sixth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on October 20, 2005.

(1)(2)10.5(f)	Seventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(g) to Form 8-K filed on January 7, 2009.

(1)(2)10.5(g)	Eighth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(h) to Form 8-K filed on January 7, 2009.

(1)(2)10.5(h)	Ninth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(i) to Form 8-K filed on January 7, 2009.

(1)(2)10.5(i)	Tenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(j) to Form 8-K filed on January 7, 2009.

(1)(2)10.5(j)	Eleventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(k) to Form 10-K for the year ended December 31, 2009.

(1)(2)10.5(k)	Twelfth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(l) to Form 10-K for the year ended December 31, 2010.

(1)(2)10.5(l)	Thirteenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.6(l) to Form 10-K for the year ended December 31, 2013.

(1)(2)10.6(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.6(b)	2011 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.9(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.7(a)	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005.

(1)(2)10.7(b)	First Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.2(b) to Form 8-K filed on January 7, 2009.

Exhibit Number	Description

(1)(2)10.7(c)	Second Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 1, 2010. Filed as Exhibit 10.13(c) to Form 10-K for the year ended December 31, 2010.

(1)(2)10.7(d)	Third Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.10(d) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.8(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.8(b)	2011 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.11(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.9(a)	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.

(1)(2)10.9(b)	First Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.9(c)	Second Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.12(c) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.10(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2)10.10(b)	Form of Amendment to Director Restricted Stock Unit Award Agreements under U.S. Bancorp 2001 Stock Incentive Plan dated as of December 31, 2008. Filed as Exhibit 10.5(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.11	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 20, 2010.

(1)(2)10.12	Form of 2007 Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on April 18, 2007.

(1)(2)10.13	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.8(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.14	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on January 18, 2012.

(1)(2)10.15	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on November 19, 2012.

(1)(2)10.16	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved December 9, 2013) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 13, 2013.

(1)(2)10.17	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2014. Filed as Exhibit 10.2 to Form 8-K filed on December 31, 2014.

Exhibit Number	Description

(1)(2)10.18	Form of Restricted Stock Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.9(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.19	Form of Restricted Stock Award Agreement under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q filed for the quarterly period ended September 30, 2012.

(1)(2)10.20	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.10(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.21	Form of Restricted Stock Unit Award Agreement under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013. Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2013.

(1)(2)10.22	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2014. Filed as Exhibit 10.1 to Form 8-K filed on December 31, 2014.

(1)(2)10.23	Form of 2007 Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q/A for the quarterly period ended September 30, 2007.

(1)(2)10.24	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.25	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2013.

(1)(2)10.26	U.S. Bancorp 2015 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 23, 2015.

(1)(2)10.27	Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.4 to Form 8-K filed on April 23, 2015.

(1)(2)10.28	Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2017). Filed as Exhibit 10.44 to Form 10-K for the year ended December 31, 2016.

(1)(2)10.29	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.2 to Form 8-K filed on April 23, 2015.

(1)(2)10.30	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2017). Filed as Exhibit 10.42 to Form 10-K for the year ended December 31, 2016.

(1)(2)10.31	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.3 to Form 8-K filed on April 23, 2015.

(1)(2)10.32	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made during 2017). Filed as Exhibit 10.43 to Form 10-K for the year ended December 31, 2016.

Exhibit Number	Description

(1)(2)10.33	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2018). Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 2017.

(2)10.34	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2019).

(1)(2)10.35	Form of Restricted Stock Unit Agreement used for December 2016 grant to Gunjan Kedia under U.S. Bancorp 2015 Stock Incentive Plan. Filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 2016.

(1)(2)10.36	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2018). Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2017.

(1)(2)10.37	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after July 1, 2018). Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2018.

(1)10.38	Deferred Prosecution Agreement, dated February 13, 2018, between U.S. Bancorp and the United States Attorney’s Office for the Southern District of New York. Filed as Exhibit 10.1 to Form 8-K filed on February 15, 2018.

(1)10.39	Consent Order and Stipulation and Consent to the Issuance of an Order for a Civil Money Penalty, dated February 13, 2018, between U.S. Bank and the Office of the Comptroller of the Currency. Filed as Exhibit 10.2 to Form 8-K filed on February 15, 2018.

(1)10.40	Stipulation and Order of Settlement and Dismissal, dated February 15, between U.S. Bank and the Financial Crimes Enforcement Network. Filed as Exhibit 10.3 to Form 8-K filed on February 15, 2018.

(1)10.41	Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, Amended, dated February 14, among U.S. Bancorp, USB Americas Holding Company and the Board of Governors of the Federal Reserve System. Filed as Exhibit 10.4 to Form 8-K filed on February 15, 2018.

13	2018 Annual Report, pages 21 through 157.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2018, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1)	Exhibit has been previously filed with the SEC and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 21, 2019, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ ANDREW CECERE
Andrew Cecere
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

/s/ ANDREW CECERE
Andrew Cecere,
Chairman, President and Chief Executive Officer (principal executive officer)

/s/ TERRANCE R. DOLAN
Terrance R. Dolan,
Vice Chairman and Chief Financial Officer (principal financial officer)

/s/ CRAIG E. GIFFORD
Craig E. Gifford,
Executive Vice President and Controller (principal accounting officer)

WARNER L. BAXTER*
Warner L. Baxter, Director

DOROTHY J. BRIDGES*
Dorothy J. Bridges, Director

ELIZABETH L. BUSE*
Elizabeth L. Buse, Director

MARC N. CASPER*
Mark N. Casper, Director

ARTHUR D. COLLINS, JR.*
Arthur D. Collins, Jr., Director

KIMBERLY J. HARRIS*
Kimberly J. Harris, Director

ROLAND A. HERNANDEZ*
Roland A. Hernandez, Director

DOREEN WOO HO*
Doreen Woo Ho, Director

Signature and Title

OLIVIA F. KIRTLEY*
Olivia F. Kirtley, Director

KAREN S. LYNCH*
Karen S. Lynch, Director

RICHARD P. MCKENNEY*
Richard P. McKenney, Director

YUSUF I. MEHDI*
Yusuf I. Mehdi, Director

DAVID B. O’MALEY*
David B. O’Maley, Director

O’DELL M. OWENS, M.D., M.P.H.*
O’Dell M. Owens, M.D., M.P.H., Director

CRAIG D. SCHNUCK*
Craig D. Schnuck, Director

SCOTT W. WINE*
Scott W. Wine, Director

*	Andrew Cecere, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: February 21, 2019

By:	/s/ ANDREW CECERE
Andrew Cecere
Attorney-In-Fact
Chairman, President and Chief Executive Officer