Form 10-Q
period 2019-03-31
US BANCORP \DE\
filed 2019-05-09
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(not applicable)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.01 par value per share	USB	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A
Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrA	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B
Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrH	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series F
Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrM	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series H
Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrO	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series K
Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrP	New York Stock Exchange
0.850% Medium-Term Notes, Series X (Senior), due June 7, 2024	USB/24B	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2019
Common Stock, $0.01 Par Value	1,592,062,312 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. Deterioration in general business and economic conditions or turbulence in domestic or global financial markets could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities, reduce the availability of funding to certain financial institutions, lead to a tightening of credit, and increase stock price volatility. Stress in the commercial real estate markets, as well as a downturn in the residential real estate markets, could cause credit losses and deterioration in asset values. In addition, changes to statutes, regulations, or regulatory policies or practices could affect U.S. Bancorp in substantial and unpredictable ways. U.S. Bancorp’s results could also be adversely affected by changes in interest rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of its investment securities; legal and regulatory developments; litigation; increased competition from both banks and non-banks; changes in the level of tariffs and other trade policies of the United States and its global trading partners; changes in customer behavior and preferences; breaches in data security; failures to safeguard personal information; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputational risk.

For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018, on file with the Securities and Exchange Commission, including the sections entitled “Corporate Risk Profile” and “Risk Factors” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. In addition, factors other than these risks also could adversely affect U.S. Bancorp’s results, and the reader should not consider these risks to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2019	2018	Percent Change
Condensed Income Statement
Net interest income	$3,259	$3,168	2.9%
Taxable-equivalent adjustment (a)	27	29	(6.9)
Net interest income (taxable-equivalent basis) (b)	3,286	3,197	2.8
Noninterest income	2,286	2,267	.8
Securities gains (losses), net	5	5	–
Total net revenue	5,577	5,469	2.0
Noninterest expense	3,087	3,055	1.0
Provision for credit losses	377	341	10.6
Income before taxes	2,113	2,073	1.9
Income taxes and taxable-equivalent adjustment	405	391	3.6
Net income	1,708	1,682	1.5
Net (income) loss attributable to noncontrolling interests	(9)	(7)	(28.6)
Net income attributable to U.S. Bancorp	$1,699	$1,675	1.4
Net income applicable to U.S. Bancorp common shareholders	$1,613	$1,597	1.0
Per Common Share
Earnings per share	$1.01	$.97	4.1%
Diluted earnings per share	1.00	.96	4.2
Dividends declared per share	.37	.30	23.3
Book value per share (c)	28.81	26.54	8.6
Market value per share	48.19	50.50	(4.6)
Average common shares outstanding	1,602	1,652	(3.0)
Average diluted common shares outstanding	1,605	1,657	(3.1)
Financial Ratios
Return on average assets	1.49%	1.50%
Return on average common equity	14.3	14.9
Net interest margin (taxable-equivalent basis) (a)	3.16	3.13
Efficiency ratio (b)	55.4	55.9
Net charge-offs as a percent of average loans outstanding	.52	.49
Average Balances
Loans	$286,110	$279,388	2.4%
Loans held for sale	2,132	3,134	(32.0)
Investment securities (d)	114,179	113,493	.6
Earning assets	419,494	411,849	1.9
Assets	463,399	454,288	2.0
Noninterest-bearing deposits	73,433	79,482	(7.6)
Deposits	335,366	334,580	.2
Short-term borrowings	18,368	22,862	(19.7)
Long-term debt	41,855	33,655	24.4
Total U.S. Bancorp shareholders’ equity	51,589	48,825	5.7

	March 31, 2019	December 31, 2018
Period End Balances
Loans	$287,699	$286,810	.3%
Investment securities	114,398	112,165	2.0
Assets	475,775	467,374	1.8
Deposits	348,087	345,475	.8
Long-term debt	40,680	41,340	(1.6)
Total U.S. Bancorp shareholders’ equity	52,057	51,029	2.0
Asset Quality
Nonperforming assets	$1,005	$989	1.6%
Allowance for credit losses	4,451	4,441	.2
Allowance for credit losses as a percentage of period-end loans	1.55%	1.55%
Capital Ratios
Basel III standardized approach:
Common equity tier 1 capital	9.3%	9.1%
Tier 1 capital	10.9	10.7
Total risk-based capital	12.8	12.6
Leverage	9.2	9.0
Common equity tier 1 capital to risk-weighted assets for the Basel III advanced approaches	12.0	11.8
Tangible common equity to tangible assets (b)	7.9	7.8
Tangible common equity to risk-weighted assets (b)	9.5	9.4

(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purpose.
(b)	See Non-GAAP Financial Measures beginning on page 28.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)

Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.7 billion for the first quarter of 2019, or $1.00 per diluted common share, compared with $1.7 billion, or $0.96 per diluted common share, for the first quarter of 2018. Return on average assets and return on average common equity were 1.49 percent and 14.3 percent, respectively, for the first quarter of 2019, compared with 1.50 percent and 14.9 percent, respectively, for the first quarter of 2018.

Total net revenue for the first quarter of 2019 was $108 million (2.0 percent) higher than the first quarter of 2018, reflecting a 2.9 percent increase in net interest income (2.8 percent on a taxable-equivalent basis) and a 0.8 percent increase in noninterest income. The increase in net interest income from the first quarter of 2018 was mainly a result of the impact of rising interest rates, loan growth, and higher yields on reinvestment of securities, partially offset by higher rates on deposits and changes in funding mix. The noninterest income increase was driven by growth in merchant processing services revenue and corporate payment products revenue, along with higher other noninterest income, partially offset by declines in deposit service charges, credit and debit card revenue, and mortgage banking revenue. Deposit service charges include ATM processing services revenue, which decreased as a result of the sale of the Company’s third-party ATM processing business in the fourth quarter of 2018.

Noninterest expense in the first quarter of 2019 was $32 million (1.0 percent) higher than the first quarter of 2018, primarily due to increased compensation expense, along with higher technology and communications expense in support of business growth. Partially offsetting these increases was lower other noninterest expense driven by lower costs related to tax-advantaged projects and Federal Deposit Insurance Corporation (“FDIC”) assessment costs.

The provision for credit losses for the first quarter of 2019 of $377 million was $36 million (10.6 percent) higher than the first quarter of 2018. Net charge-offs in the first quarter of 2019 were $367 million, compared with $341 million in the first quarter of 2018. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $3.3 billion in the first quarter of 2019, representing an increase of $89 million (2.8 percent) over the first quarter of 2018. The increase was principally driven by the impact of rising interest rates, earning assets growth, and higher yields on securities, partially offset by deposit pricing and changes in funding mix. Average earning assets were $7.6 billion (1.9 percent) higher than the first quarter of 2018, reflecting increases of $6.7 billion (2.4 percent) in loans, $686 million (0.6 percent) in investment securities and $1.2 billion (7.8 percent) in other earning assets. The net interest margin, on a taxable-equivalent basis, in the first quarter of 2019 was 3.16 percent, compared with 3.13 percent in the first quarter of 2018. The increase in the net interest margin from the first quarter of 2018 was primarily due to rising interest rates, higher reinvestment rates on maturing securities, and changes in loan portfolio mix, partially offset by changes in deposit and funding mix. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.

Average total loans were $6.7 billion (2.4 percent) higher in the first quarter of 2019 than the first quarter of 2018, due to growth in residential mortgages (9.0 percent), commercial loans (4.6 percent) and credit card loans (6.2 percent), all driven by higher demand for loans from new and existing customers. These increases were partially offset by a decrease in commercial real estate loans (2.2 percent) due to new originations being more than offset by customers paying down balances, a decrease in other retail loans (1.0 percent) which reflected the second quarter of 2018 sale of the Company’s federally guaranteed student loan portfolio, and the fourth quarter of 2018 sale of the majority of the Company’s FDIC covered loans. Subsequent to the fourth quarter of 2018 sale, any remaining covered loan balances were reclassified to their respective portfolio category.

Average investment securities in the first quarter of 2019 were $686 million (0.6 percent) higher than the first quarter of 2018, due to purchases of mortgage-backed and state and political securities, net of prepayments and maturities.

U.S. Bancorp	3

Table 2	Noninterest Income

	Three Months Ended March 31
(Dollars in Millions)	2019	2018	Percent Change
Credit and debit card revenue	$304	$324	(6.2)%
Corporate payment products revenue	162	154	5.2
Merchant processing services	378	363	4.1
Trust and investment management fees	399	398	.3
Deposit service charges	217	261	(16.9)
Treasury management fees	146	150	(2.7)
Commercial products revenue	219	220	(.5)
Mortgage banking revenue	169	184	(8.2)
Investment products fees	45	46	(2.2)
Securities gains (losses), net	5	5	–
Other	247	167	47.9
Total noninterest income	$2,291	$2,272	.8%

Average total deposits for the first quarter of 2019 were $786 million (0.2 percent) higher than the first quarter of 2018. Average time deposits were $8.1 billion (22.0 percent) higher than the prior year, primarily driven by increases in those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics. Average noninterest-bearing deposits decreased $6.0 billion (7.6 percent) from the prior year, primarily due to lower business deposits within Corporate and Commercial Banking, as customers continued to deploy balances to support business growth, and lower corporate trust balances within Wealth Management and Investment Services. Average total savings deposits were $1.3 billion (0.6 percent) lower than the prior year, driven by a decrease in corporate trust balances within Wealth Management and Investment Services, along with the run-off related to the 2018 business merger of a large financial customer. These decreases were partially offset by an increase in Consumer and Business Banking total savings deposit balances.

Provision for Credit Losses The provision for credit losses for the first quarter of 2019 was $377 million, an increase of $36 million (10.6 percent) from the first quarter of 2018. Net charge-offs increased $26 million (7.6 percent) in the first quarter of 2019, compared with the first quarter of 2018, primarily due to higher credit card loan and commercial loan net charge-offs. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income was $2.3 billion in the first quarter of 2019, representing an increase of $19 million (0.8 percent), compared with the first quarter of 2018. The increase from a year ago was driven by growth in merchant processing services revenue and corporate payment products revenue, both reflecting higher sales volumes. Other noninterest income also increased from a year ago primarily due to higher equity investment income, higher tax-advantaged investment syndication revenue, and transition services agreement revenue associated with the ATM processing business sale in 2018. These increases were partially offset by lower deposit services charges, credit and debit card revenue, and mortgage banking revenue. Deposit service charges decreased $44 million (16.9 percent) as a result of the sale of the Company’s ATM third-party servicing business in 2018. Credit and debit card revenue decreased $20 million (6.2 percent) reflecting fewer billing cycle processing days in the first quarter of 2019, a change in the accounting for prepaid card revenue in the first quarter of 2018, and industry trends in post-holiday consumer spending. The decrease in mortgage banking revenue of $15 million (8.2 percent) was due to changes in mortgage servicing rights (“MSRs”) valuations, net of hedging activities, and lower servicing income, partially offset by higher production volume.

Noninterest Expense Noninterest expense was $3.1 billion in the first quarter of 2019, representing an increase of $32 million (1.0 percent) over the first quarter of 2018. The increase from a year ago was primarily due to higher personnel costs and technology and communications expense, partially offset by lower other noninterest expense. Compensation expense increased $36 million (2.4 percent), principally due to the impact of hiring to support business growth and merit increases, while technology and communications expense increased $22 million (9.4 percent) due to technology investment in support of business growth. Other noninterest expense decreased $38 million (9.4 percent) due to lower FDIC assessment costs, driven by the elimination of the surcharge in the fourth quarter of 2018, and lower costs related to tax-advantaged projects, partially offset by higher other expenses.

4	U.S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended March 31
(Dollars in Millions)	2019	2018	Percent Change
Compensation	$1,559	$1,523	2.4%
Employee benefits	333	330	.9
Net occupancy and equipment	277	265	4.5
Professional services	95	83	14.5
Marketing and business development	89	97	(8.2)
Technology and communications	257	235	9.4
Postage, printing and supplies	72	80	(10.0)
Other intangibles	40	39	2.6
Other	365	403	(9.4)
Total noninterest expense	$3,087	$3,055	1.0%
Efficiency ratio (a)	55.4%	55.9%

(a)	See Non-GAAP Financial Measures beginning on page 28.

Income Tax Expense The provision for income taxes was $378 million (an effective rate of 18.1 percent) for the first quarter of 2019, compared with $362 million (an effective rate of 17.7 percent) for the first quarter of 2018. Tax expense for the first quarter of 2019 reflected the favorable conclusion of a state tax matter. For further information on income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Loans The Company’s loan portfolio was $287.7 billion at March 31, 2019, compared with $286.8 billion at December 31, 2018, an increase of $889 million (0.3 percent). The increase was driven by higher residential mortgages, commercial loans and other retail loans, partially offset by lower credit card loans and commercial real estate loans.

Residential mortgages held in the loan portfolio increased $1.2 billion (1.9 percent) at March 31, 2019, compared with December 31, 2018, as origination activity more than offset the effect of customers paying down balances in the first quarter of 2019. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.

Commercial loans increased $625 million (0.6 percent) at March 31, 2019, compared with December 31, 2018, reflecting higher demand from new and existing customers.

Other retail loans increased $268 million (0.5 percent) at March 31, 2019, compared with December 31, 2018, reflecting increases in installment loans, auto loans and retail leasing loans, partially offset by decreases in home equity loans and revolving credit balances.

Credit card loans decreased $1.1 billion (4.7 percent) at March 31, 2019, compared with December 31, 2018, primarily the result of customers seasonally paying down balances.

Commercial real estate loans decreased $118 million (0.3 percent) at March 31, 2019, compared with December 31, 2018, primarily the result of new originations being more than offset by customers paying down balances.

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

Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $2.7 billion at March 31, 2019, compared with $2.1 billion at December 31, 2018. The increase in loans held for sale was principally due to a higher level of mortgage loan closings in the first quarter of 2019. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

U.S. Bancorp	5

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At March 31, 2019 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$2,064	$2,056	.4	1.51%	$500	$498	.3	1.72%
Maturing after one year through five years	16,534	16,339	2.6	1.77	3,901	3,820	4.1	1.71
Maturing after five years through ten years	529	524	7.2	2.80	530	524	6.5	2.45
Maturing after ten years	–	–	–	–	–	–	–	–

Total	$19,127	$18,919	2.5	1.77%	$4,931	$4,842	4.0	1.79%
Mortgage-Backed Securities (a)
Maturing in one year or less	$19	$19	.6	3.10%	$158	$156	.8	2.08%
Maturing after one year through five years	25,789	25,578	3.9	2.66	26,001	25,672	3.8	2.49
Maturing after five years through ten years	14,104	13,923	5.9	2.70	14,860	14,726	5.9	2.79
Maturing after ten years	2,357	2,361	13.3	3.50	308	307	12.9	3.44

Total	$42,269	$41,881	5.1	2.72%	$41,327	$40,861	4.6	2.61%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%	$–	$–	–	–%
Maturing after one year through five years	389	395	3.4	3.77	4	8	3.3	3.20
Maturing after five years through ten years	–	–	–	–	1	1	6.1	3.30
Maturing after ten years	–	–	–	–	–	1	14.8	3.19

Total	$389	$395	3.4	3.77%	$5	$10	3.6	3.21%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$266	$268	.3	5.65%	$–	$–	.8	7.47%
Maturing after one year through five years	571	585	3.4	4.53	1	1	3.3	6.49
Maturing after five years through ten years	5,192	5,299	7.7	4.30	4	4	7.0	2.42
Maturing after ten years	785	766	20.4	4.04	–	–	–	–

Total	$6,814	$6,918	8.6	4.34%	$5	$5	6.5	2.87%
Other
Maturing in one year or less	$–	$–	–	–%	$9	$9	.3	3.68%
Maturing after one year through five years	–	–	–	–	8	8	1.1	3.44
Maturing after five years through ten years	–	–	–	–	–	–	–	–
Maturing after ten years	–	–	–	–	–	–	–	–

Total	$–	$–	–	–%	$17	$17	.7	3.56%
Total investment securities (d)	$68,599	$68,113	4.7	2.62%	$46,285	$45,735	4.5	2.52%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

(d)

The weighted-average maturity of the available-for-sale investment securities was 5.4 years at December 31, 2018, with a corresponding weighted-average yield of 2.57 percent. The weighted-average maturity of the held-to-maturity investment securities was 5.2 years at December 31, 2018, with a corresponding weighted-average yield of 2.46 percent.

(e)

Weighted-average yields for obligations of state and political subdivisions are presented on a fully-taxable equivalent basis based on a federal income tax rate of 21 percent. Yields on available-for-sale and held-to-maturity investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.

	March 31, 2019		December 31, 2018
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$24,058	20.9%	$24,706	21.8%
Mortgage-backed securities	83,596	72.8	81,464	71.8
Asset-backed securities	394	.4	402	.4
Obligations of state and political subdivisions	6,819	5.9	6,842	6.0
Other	17	–	17	–
Total investment securities	$114,884	100.0%	$113,431	100.0%

6	U.S. Bancorp

Investment Securities Investment securities totaled $114.4 billion at March 31, 2019, compared with $112.2 billion at December 31, 2018. The $2.2 billion (2.0 percent) increase was primarily due to $1.5 billion of net investment purchases and a $780 million favorable change in net unrealized gains (losses) on available-for-sale investment securities.

The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At March 31, 2019, the Company’s net unrealized losses on available-for-sale securities were $486 million, compared with $1.3 billion at December 31, 2018. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of U.S. Treasury, mortgage-backed and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale securities totaled $800 million at March 31, 2019, compared with $1.4 billion at December 31, 2018. At March 31, 2019, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

Refer to Notes 3 and 15 in the Notes to Consolidated Financial Statements for further information on investment securities.

Deposits Total deposits were $348.1 billion at March 31, 2019, compared with $345.5 billion at December 31, 2018, the result of increases in total savings deposits and time deposits, partially offset by a decrease in noninterest-bearing deposits. Money market deposit balances increased $5.6 billion (5.6 percent) at March 31, 2019, compared with December 31, 2018, primarily due to higher Wealth Management and Investment Services balances. Savings account balances increased $1.4 billion (3.2 percent), primarily due to higher Consumer and Business Banking balances. Interest checking balances increased $342 million (0.5 percent) primarily due to higher Consumer and Business Banking, and Corporate and Commercial Banking balances, partially offset by lower Wealth Management and Investment Services balances. Time deposits increased $2.5 billion (5.6 percent) at March 31, 2019, compared with December 31, 2018, driven by an increase in those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics. Noninterest-bearing deposits decreased $7.2 billion (8.8 percent) at March 31, 2019, compared with December 31, 2018, primarily due to lower Wealth Management and Investment Services, and Corporate and Commercial Banking balances.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $15.4 billion at March 31, 2019, compared with $14.1 billion at December 31, 2018. The $1.3 billion (8.9 percent) increase in short-term borrowings was primarily due to higher commercial paper balances and other short-term borrowings balances, partially offset by lower repurchase agreement balances. Long-term debt was $40.7 billion at March 31, 2019, compared with $41.3 billion at December 31, 2018. The $660 million (1.6 percent) decrease was primarily due to $1.5 billion of medium-term note repayments, $1.1 billion of bank note repayments and maturities, and a $1.0 billion decrease in Federal Home Loan Bank (“FHLB”) advances, partially offset by $1.7 billion of bank note issuances and $1.3 billion of medium-term note issuances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

U.S. Bancorp	7

The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputational. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Interest rate risk is the potential reduction of net interest income or market valuations as a result of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities, mortgage loans held for sale (“MLHFS”), MSRs and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, material financial loss, or loss to reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct. Strategic risk is the risk to current or projected financial condition arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputational risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new customer relationships, offer new services or continue serving existing customer relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for a detailed discussion of these factors.

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

Management regularly provides reports to the Risk Management Committee of the Board of Directors. The Risk Management Committee discusses with management the Company’s risk management performance, and provides a summary of key risks to the entire Board of Directors, covering the status of existing matters, areas of potential future concern and specific information on certain types of loss events. The Risk Management Committee considers quarterly reports by management assessing the Company’s performance relative to the risk appetite statements and the associated risk limits, including:

•	Macroeconomic environment and other qualitative considerations, such as regulatory and compliance changes, litigation developments, and technology and cybersecurity;
•	Credit measures, including adversely rated and nonperforming loans, leveraged transactions, credit concentrations and lending limits;
•	Interest rate and market risk, including market value and net income simulation, and trading-related Value at Risk (“VaR”);
•	Liquidity risk, including funding projections under various stressed scenarios;
•

Operational and compliance risk, including losses stemming from events such as fraud, processing errors, control breaches, breaches in data security or adverse business decisions, as well as reporting on technology performance, and various legal and regulatory compliance measures;

•	Capital ratios and projections, including regulatory measures and stressed scenarios; and
•	Strategic and reputational risk considerations, impacts and responses.

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

8	U.S. Bancorp

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

In addition, credit quality ratings as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including loans that are 90 days or more past due and still accruing, nonaccrual loans, those loans considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a modified or delinquent loan in a first lien position, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. Refer to Note 4 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for a more detailed discussion on credit risk management processes.

The Company manages its credit risk, in part, through diversification of its loan portfolio which is achieved through limit setting by product type criteria, such as industry, and identification of credit concentrations. As part of its normal business activities, the Company offers a broad array of lending products. The Company categorizes its loan portfolio into two segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s two loan portfolio segments are commercial lending and consumer lending.

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

The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off portfolio. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10- or 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20- or 10-year amortization period, respectively. At March 31, 2019, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.3 billion, or 9 percent, of the outstanding home equity line balances at March 31, 2019, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and credit scores, and in some cases, updated loan-to-value (“LTV”) information reflecting current market conditions on real estate-based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.

The Company further disaggregates its loan portfolio segments into various classes based on their underlying risk characteristics. The two classes within the

U.S. Bancorp	9

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

The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV and borrower type at March 31, 2019:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$2,197	$53,916	$56,113	84.7%
Over 80% through 90%	25	5,350	5,375	8.1
Over 90% through 100%	–	897	897	1.4
Over 100%	1	347	348	.5
No LTV available	–	27	27	–
Loans purchased from GNMA mortgage pools (a)	–	3,483	3,483	5.3
Total	$2,223	$64,020	$66,243	100.0%
Borrower Type
Prime borrowers	$2,223	$59,861	$62,084	93.7%
Sub-prime borrowers	–	676	676	1.0
Loans purchased from GNMA mortgage pools (a)	–	3,483	3,483	5.3
Total	$2,223	$64,020	$66,243	100.0%

(a)

Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$11,469	$911	$12,380	77.9%
Over 80% through 90%	1,837	773	2,610	16.5
Over 90% through 100%	474	76	550	3.5
Over 100%	164	14	178	1.1
No LTV/CLTV available	157	8	165	1.0
Total	$14,101	$1,782	$15,883	100.0%
Borrower Type
Prime borrowers	$14,062	$1,733	$15,795	99.4%
Sub-prime borrowers	39	49	88	.6
Total	$14,101	$1,782	$15,883	100.0%

Home equity and second mortgages were $15.9 billion at March 31, 2019, compared with $16.1 billion at December 31, 2018, and included $4.1 billion of home equity lines in a first lien position and $11.8 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at March 31, 2019, included approximately $4.8 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $7.0 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

10	U.S. Bancorp

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at March 31, 2019:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,799	$6,965	$11,764
Percent 30-89 days past due	.37%	.55%	.48%
Percent 90 days or more past due	.05%	.09%	.07%
Weighted-average CLTV	70%	67%	68%
Weighted-average credit score	779	774	776

See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.

Loan Delinquencies Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $595 million at March 31, 2019, compared with $584 million at December 31, 2018. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.21 percent at March 31, 2019, compared with 0.20 percent at December 31, 2018.

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	March 31, 2019	December 31, 2018
Commercial
Commercial	.08%	.07%
Lease financing	–	–
Total commercial	.07	.07
Commercial Real Estate
Commercial mortgages	–	–
Construction and development	.02	–
Total commercial real estate	.01	–
Residential Mortgages (a)	.18	.18
Credit Card	1.29	1.25
Other Retail
Retail leasing	.03	.04
Home equity and second mortgages	.37	.35
Other	.14	.15
Total other retail	.19	.19
Total loans	.21%	.20%

90 days or more past due including nonperforming loans	March 31, 2019	December 31, 2018
Commercial	.34%	.27%
Commercial real estate	.33	.29
Residential mortgages (a)	.62	.63
Credit card	1.29	1.25
Other retail	.49	.54
Total loans	.51%	.49%

(a)

Delinquent loan ratios exclude $1.7 billion at March 31, 2019, and at December 31, 2018, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 3.14 percent at March 31, 2019, and 3.21 percent at December 31, 2018.

U.S. Bancorp	11

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Residential Mortgages (a)
30-89 days	$168	$181	.26%	.27%
90 days or more	122	114	.18	.18
Nonperforming	287	296	.43	.46
Total	$577	$591	.87%	.91%
Credit Card
30-89 days	$290	$324	1.31%	1.39%
90 days or more	288	293	1.29	1.25
Nonperforming	–	–	–	–
Total	$578	$617	2.60%	2.64%
Other Retail
Retail Leasing
30-89 days	$36	$37	.42%	.43%
90 days or more	3	3	.03	.04
Nonperforming	10	12	.12	.14
Total	$49	$52	.57%	.61%
Home Equity and Second Mortgages
30-89 days	$87	$90	.54%	.56%
90 days or more	58	57	.37	.35
Nonperforming	122	145	.77	.90
Total	$267	$292	1.68%	1.81%
Other (b)
30-89 days	$252	$276	.78%	.87%
90 days or more	44	48	.14	.15
Nonperforming	41	40	.13	.13
Total	$337	$364	1.05%	1.15%

(a)

Excludes $418 million of loans 30-89 days past due and $1.7 billion of loans 90 days or more past due at March 31, 2019, purchased from GNMA mortgage pools that continue to accrue interest, compared with $430 million and $1.7 billion at December 31, 2018, respectively.

(b)	Includes revolving credit, installment, automobile and student loans.

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

Troubled Debt Restructurings Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At March 31, 2019, performing TDRs were $3.8 billion, compared with $3.9 billion at December 31, 2018. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

The Company continues to work with customers to modify loans for borrowers who are experiencing financial difficulties. Many of the Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes. The modifications vary within each of the Company’s loan classes. Commercial lending segment TDRs generally include extensions of the maturity date and may be accompanied by an increase or decrease to the interest rate. The Company may also work with the borrower to make other changes to the loan to mitigate losses, such as obtaining additional collateral and/or guarantees to support the loan.

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

12	U.S. Bancorp

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At March 31, 2019 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$231	5.5%	2.8%	$92	(a)	$323
Commercial real estate	139	1.6	–	71	(b)	210
Residential mortgages	1,397	4.1	2.8	183		1,580	(d)
Credit card	254	11.2	7.1	–		254
Other retail	152	7.2	8.0	38	(c)	190	(e)
TDRs, excluding loans purchased from GNMA mortgage pools	2,173	5.1	3.5	384		2,557
Loans purchased from GNMA mortgage pools (g)	1,578	–	–	–		1,578	(f)
Total	$3,751	3.0%	2.0%	$384		$4,135

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
(d)

Includes $335 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $32 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(e)

Includes $93 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $16 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(f)

Includes $157 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $406 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(g)

Approximately 9.5 percent and 43.6 percent of the total TDR loans purchased from GNMA mortgage pools are 30-89 days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

U.S. Bancorp	13

Short-term Modifications The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modifications were not material at March 31, 2019.

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

At March 31, 2019, total nonperforming assets were $1.0 billion, compared to $989 million at December 31, 2018. The $16 million (1.6 percent) increase in nonperforming assets was driven by an increase in nonperforming commercial loans and commercial real estate loans, partially offset by improvements in nonperforming other retail loans, residential mortgages and OREO. The ratio of total nonperforming assets to total loans and other real estate was 0.35 percent at March 31, 2019, compared with 0.34 percent at December 31, 2018.

OREO was $93 million at March 31, 2019, compared with $111 million at December 31, 2018, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Residential
Illinois	$10	$11	.22%	.25%
California	8	11	.03	.04
New York	7	8	.84	.97
Ohio	5	6	.19	.22
New Jersey	4	6	.70	1.09
All other states	54	64	.11	.13
Total residential	88	106	.11	.13
Commercial
California	3	3	.01	.01
Idaho	1	1	.09	.09
All other states	1	1	–	–
Total commercial	5	5	–	–
Total	$93	$111	.03%	.04%

14	U.S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	March 31, 2019	December 31, 2018
Commercial
Commercial	$247	$186
Lease financing	24	23
Total commercial	271	209
Commercial Real Estate
Commercial mortgages	79	76
Construction and development	48	39
Total commercial real estate	127	115
Residential Mortgages (b)	287	296
Credit Card	–	–
Other Retail
Retail leasing	10	12
Home equity and second mortgages	122	145
Other	41	40
Total other retail	173	197
Total nonperforming loans	858	817
Other Real Estate (c)	93	111
Other Assets	54	61
Total nonperforming assets	$1,005	$989
Accruing loans 90 days or more past due (b)	$595	$584
Nonperforming loans to total loans	.30%	.28%
Nonperforming assets to total loans plus other real estate (c)	.35%	.34%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2018	$338	$651	$989
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	349	85	434
Advances on loans	2	–	2
Total additions	351	85	436
Reductions in nonperforming assets
Paydowns, payoffs	(50)	(46)	(96)
Net sales	(143)	(31)	(174)
Return to performing status	(4)	(72)	(76)
Charge-offs (d)	(68)	(6)	(74)
Total reductions	(265)	(155)	(420)
Net additions to (reductions in) nonperforming assets	86	(70)	16
Balance March 31, 2019	$424	$581	$1,005

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)

Excludes $1.7 billion at March 31, 2019, and at December 31, 2018, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)

Foreclosed GNMA loans of $231 million and $235 million at March 31, 2019, and December 31, 2018, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	15

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31
	2019	2018
Commercial
Commercial	.30%	.25%
Lease financing	.15	.29
Total commercial	.29	.25
Commercial Real Estate
Commercial mortgages	–	(.06)
Construction and development	–	.04
Total commercial real estate	–	(.03)
Residential Mortgages	.02	.05
Credit Card	4.04	4.02
Other Retail
Retail leasing	.19	.15
Home equity and second mortgages	(.03)	(.03)
Other	.80	.79
Total other retail	.47	.47
Total loans	.52%	.49%

Analysis of Loan Net Charge-Offs Total loan net charge-offs were $367 million for the first quarter of 2019, compared with $341 million for the first quarter of 2018. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2019 was 0.52 percent, compared with 0.49 percent for the first quarter of 2018. The increase in net charge-offs for the first quarter of 2019, compared with the first quarter of 2018, reflected higher credit card loan and commercial loan net charge-offs.

Analysis and Determination of the Allowance for Credit Losses The allowance for credit losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio, including unfunded credit commitments. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the adequacy of the allowance for incurred losses on a quarterly basis.

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

When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At March 31, 2019, the Company serviced the first lien on 41 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the

16	U.S. Bancorp

first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $283 million or 1.8 percent of its total home equity portfolio at March 31, 2019, represented non-delinquent junior liens where the first lien was delinquent or modified.

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

In addition, the evaluation of the appropriate allowance for credit losses on purchased non-impaired loans acquired after January 1, 2009, in the various loan segments considers credit discounts recorded as a part of the initial determination of the fair value of the loans. For these loans, no allowance for credit losses is recorded at the purchase date. Credit discounts representing the principal losses expected over the life of the loans are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for credit losses only when the required allowance exceeds any remaining credit discounts.

The evaluation of the appropriate allowance for credit losses for purchased impaired loans in the various loan segments considers the expected cash flows to be collected from the borrower. These loans are initially recorded at fair value and, therefore, no allowance for credit losses is recorded at the purchase date.

Subsequent to the purchase date, the expected cash flows of purchased loans are subject to evaluation. Decreases in expected cash flows are recognized by recording an allowance for credit losses. If the expected cash flows on the purchased loans increase such that a previously recorded impairment allowance can be reversed, the Company records a reduction in the allowance. Increases in expected cash flows of purchased loans, when there are no reversals of previous impairment allowances, are recognized over the remaining life of the loans.

The Company’s methodology for determining the appropriate allowance for credit losses for both loan segments also considers the imprecision inherent in the methodologies used. As a result, in addition to the amounts determined under the methodologies described above, management also considers the potential impact of other qualitative factors which include, but are not limited to, the following: economic factors; geographic and other concentration risks; delinquency and nonaccrual trends; current business conditions; changes in lending policy, underwriting standards and other relevant business practices; results of internal review; and the regulatory environment. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for both loan segments.

Refer to “Management’s Discussion and Analysis — Analysis of the Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion on the analysis and determination of the allowance for credit losses.

At March 31, 2019, the allowance for credit losses was $4.5 billion (1.55 percent of period-end loans), compared with an allowance of $4.4 billion (1.55 percent of period-end loans) at December 31, 2018. The ratio of the allowance for credit losses to nonperforming loans was 519 percent at March 31, 2019, compared with 544 percent at December 31, 2018. The ratio of the allowance for credit losses to annualized loan net charge-offs was 299 percent at March 31, 2019, compared with 328 percent of full year 2018 net charge-offs at December 31, 2018.

U.S. Bancorp	17

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended March 31
(Dollars in Millions)	2019	2018
Balance at beginning of period	$4,441	$4,417
Charge-Offs
Commercial
Commercial	106	88
Lease financing	5	6
Total commercial	111	94
Commercial real estate
Commercial mortgages	1	2
Construction and development	–	1
Total commercial real estate	1	3
Residential mortgages	8	13
Credit card	257	248
Other retail
Retail leasing	6	5
Home equity and second mortgages	5	6
Other	85	84
Total other retail	96	95
Total charge-offs	473	453
Recoveries
Commercial
Commercial	35	32
Lease financing	3	2
Total commercial	38	34
Commercial real estate
Commercial mortgages	1	6
Construction and development	–	–
Total commercial real estate	1	6
Residential mortgages	5	6
Credit card	32	37
Other retail
Retail leasing	2	2
Home equity and second mortgages	6	7
Other	22	20
Total other retail	30	29
Total recoveries	106	112
Net Charge-Offs
Commercial
Commercial	71	56
Lease financing	2	4
Total commercial	73	60
Commercial real estate
Commercial mortgages	–	(4)
Construction and development	–	1
Total commercial real estate	–	(3)
Residential mortgages	3	7
Credit card	225	211
Other retail
Retail leasing	4	3
Home equity and second mortgages	(1)	(1)
Other	63	64
Total other retail	66	66
Total net charge-offs	367	341
Provision for credit losses	377	341
Other changes	–	–
Balance at end of period (a)	$4,451	$4,417
Components
Allowance for loan losses	$3,990	$3,918
Liability for unfunded credit commitments	461	499
Total allowance for credit losses	$4,451	$4,417
Allowance for Credit Losses as a Percentage of
Period-end loans	1.55%	1.59%
Nonperforming loans	519	431
Nonperforming and accruing loans 90 days or more past due	306	256
Nonperforming assets	443	367
Annualized net charge-offs	299	319

(a)	At March 31, 2019 and 2018, $1.7 billion, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

18	U.S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2019, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2018. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion on residual value risk management.

Operational Risk Management Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. The Company maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom it does business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion on operational risk management.

Compliance Risk Management The Company may suffer legal or regulatory sanctions, material financial loss, or damage to its reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct, including those related to compliance with Bank Secrecy Act/anti-money laundering requirements, sanctions compliance requirements as administered by the Office of Foreign Assets Control, consumer protection and other requirements. The Company has controls and processes in place for the assessment, identification, monitoring, management and reporting of compliance risks and issues. Refer to “Management’s Discussion and Analysis — Compliance Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion on compliance risk management.

Interest Rate Risk Management In the banking industry, changes in interest rates are a significant risk that can impact earnings, market valuations and the safety and soundness of an entity. To manage the impact on net interest income and the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Management Committee (“ALCO”) and approved by the Board of Directors. The ALCO has the responsibility for approving and ensuring compliance with the ALCO management policies, including interest rate risk exposure. The Company uses net interest income simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk. The Company has established policy limits within which it manages the overall interest rate risk profile, and at March 31, 2019 and December 31, 2018, the Company was within those limits.

Net Interest Income Simulation Analysis Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. While the Company utilizes assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. For example, if deposit outflows are more limited (stable) than the assumptions the Company used in preparing Table 9, the projected impact to net interest income would increase to 1.45 percent in the “Up 50 basis point (“bps”)” and 2.75 percent in the “Up 200 bps” scenarios. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion on net interest income simulation analysis.

Table 9	Sensitivity of Net Interest Income

	March 31, 2019				December 31, 2018
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(1.58)%	1.00%	(3.25)%	1.00%	(1.43)%	1.02%	(3.90)%	1.45%

U.S. Bancorp	19

Market Value of Equity Modeling The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. A 200 bps increase would have resulted in a 2.2 percent decrease in the market value of equity at March 31, 2019, compared with a 2.3 percent decrease at December 31, 2018. A 200 bps decrease would have resulted in a 9.6 percent decrease in the market value of equity at March 31, 2019, compared with a 7.3 percent decrease at December 31, 2018. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion on market value of equity modeling.

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

Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At March 31, 2019, the Company had $4.0 billion of forward commitments to sell, hedging $2.1 billion of MLHFS and $2.6 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.

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

20	U.S. Bancorp

process, the Company considers risk arising from its trading activities, as well as the remeasurement volatility of foreign currency denominated balances included on its Consolidated Balance Sheet (collectively, “Covered Positions”), employing methodologies consistent with the requirements of regulatory rules for market risk. The Company’s Market Risk Committee (“MRC”), within the framework of the ALCO, oversees market risk management. The MRC monitors and reviews the Company’s Covered Positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company uses a VaR approach to measure general market risk. Theoretically, VaR represents the statistical risk of loss the Company has to adverse market movements over a one-day time horizon. The Company uses the Historical Simulation method to calculate VaR for its Covered Positions measured at the ninety-ninth percentile using a one-year look-back period for distributions derived from past market data. The market factors used in the calculations include those pertinent to market risks inherent in the underlying trading portfolios, principally those that affect the Company’s corporate bond trading business, foreign currency transaction business, client derivatives business, loan trading business and municipal securities business, as well as those inherent in the Company’s foreign denominated balances and the derivatives used to mitigate the related measurement volatility. On average, the Company expects the one-day VaR to be exceeded by actual losses two to three times per year related to these positions. The Company monitors the effectiveness of its risk programs by back-testing the performance of its VaR models, regularly updating the historical data used by the VaR models and stress testing. If the Company were to experience market losses in excess of the estimated VaR more often than expected, the VaR models and associated assumptions would be analyzed and adjusted.

The average, high, low and period-end one-day VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2019	2018
Average	$1	$1
High	2	1
Low	1	1
Period-end	1	1

The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the three months ended March 31, 2019 and 2018. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.

The average, high, low and period-end one-day Stressed VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2019	2018
Average	$6	$4
High	8	4
Low	4	2
Period-end	7	3

Valuations of positions in client derivatives and foreign currency activities are based on discounted cash flow or other valuation techniques using market-based assumptions. These valuations are compared to third party quotes or other market prices to determine if there are significant variances. Significant variances are approved by senior management in the Company’s corporate functions. Valuation of positions in the corporate bond trading, loan trading and municipal securities businesses are based on trader marks. These trader marks are evaluated against third party prices, with significant variances approved by senior management in the Company’s corporate functions.

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

The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Three Months Ended March 31 (Dollars in Millions)	2019	2018
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$1
High	2	1
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$4	$6
High	5	7
Low	4	5

U.S. Bancorp	21

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

The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at Federal Reserve Bank’s Discount Window. At March 31, 2019, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $105.1 billion, compared with $100.2 billion at December 31, 2018. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At March 31, 2019, the Company could have borrowed an additional $103.3 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $348.1 billion at March 31, 2019, compared with $345.5 billion at December 31, 2018. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.

Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $40.7 billion at March 31, 2019, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $15.4 billion at March 31, 2019, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

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

At March 31, 2019, parent company long-term debt outstanding was $16.1 billion, compared with $16.3 billion at December 31, 2018. The decrease was primarily due to $1.5 billion of medium-term note repayments, partially offset by $1.3 billion of medium-term note issuances. As of March 31, 2019, there was no parent company debt scheduled to mature in the remainder of 2019.

The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. At March 31, 2019, the Company was compliant with this requirement.

Refer to “Management’s Discussion and Analysis —Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion on liquidity risk management.

European Exposures The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for the three months ended March 31, 2019.

22	U.S. Bancorp

Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At March 31, 2019, the Company had an aggregate amount on deposit with European banks of approximately $7.0 billion, predominately with the Central Bank of Ireland and Bank of England.

In addition, the Company provides financing to domestic multinational corporations that generate revenue from customers in European countries, transacts with various European banks as counterparties to certain derivative-related activities, and through a subsidiary, manages money market funds that hold certain investments in European sovereign debt. Any deterioration in economic conditions in Europe, including the potential negative impact of the United Kingdom’s upcoming withdrawal from the European Union (“Brexit”), is not expected to have a significant effect on the Company related to these activities. The Company is focused on providing continuity of services, with minimal disruption resulting from Brexit, to customers with activities in European countries. The Company has been making certain structural changes to its legal entities and operations in the United Kingdom and European Union, where needed, and migrating certain business activities to the appropriate jurisdictions to continue to provide such services and generate revenue.

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

Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, which includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive. Currently, the standardized approach is most restrictive. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at March 31, 2019 and December 31, 2018. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the standardized approach, was 7.9 percent and 9.5 percent, respectively, at March 31, 2019, compared with 7.8 percent and 9.4 percent, respectively, at December 31, 2018.

Total U.S. Bancorp shareholders’ equity was $52.1 billion at March 31, 2019, compared with $51.0 billion at December 31, 2018. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss), partially offset by common share repurchases and dividends.

U.S. Bancorp	23

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2019	December 31, 2018
Basel III standardized approach:
Common equity tier 1 capital	$35,732	$34,724
Tier 1 capital	41,748	40,741
Total risk-based capital	49,194	48,178
Risk-weighted assets	384,394	381,661

Common equity tier 1 capital as a percent of risk-weighted assets	9.3%	9.1%
Tier 1 capital as a percent of risk-weighted assets	10.9	10.7
Total risk-based capital as a percent of risk-weighted assets	12.8	12.6
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.2	9.0

Basel III advanced approaches:
Common equity tier 1 capital	$35,732	$34,724
Tier 1 capital	41,748	40,741
Total risk-based capital	46,149	45,136
Risk-weighted assets	297,555	295,002

Common equity tier 1 capital as a percent of risk-weighted assets	12.0%	11.8%
Tier 1 capital as a percent of risk-weighted assets	14.0	13.8
Total risk-based capital as a percent of risk-weighted assets	15.5	15.3
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.3	7.2

On June 28, 2018, the Company announced its Board of Directors had approved an authorization to repurchase up to $3.0 billion of its common stock, from July 1, 2018 through June 30, 2019.

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the first quarter of 2019:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
January	8,308,667	(b)	$50.66	8,138,667	$1,009
February	3,227,951	(c)	51.22	3,147,951	848
March	1,318,855		50.23	1,318,855	782
Total	12,855,473	(d)	$50.76	12,605,473	$782

(a)	All shares were purchased under the July 1, 2018 through June 30, 2019, $3.0 billion common stock repurchase authorization program announced June 28, 2018.
(b)

Includes 170,000 shares of common stock purchased, at an average price per share of $49.15, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the Company’s Employee Retirement Savings Plan.

(c)

Includes 80,000 shares of common stock purchased, at an average price per share of $51.50, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s Employee Retirement Savings Plan.

(d)

Includes 250,000 shares of common stock purchased, at an average price per share of $49.90, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the Company’s Employee Retirement Savings Plan.

Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31,  2018, for further discussion on capital management.

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

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. The allowance for credit losses and related provision expense are allocated to the lines of business based on the related loan balances managed. Refer to “Management’s Discussion and Analysis — Line of Business Financial Review” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion on the business lines’ basis for financial presentation.

Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2019, certain organization and methodology changes were made and, accordingly, 2018 results were restated and presented on a comparable basis.

Corporate and Commercial Banking Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Corporate and Commercial Banking contributed $400 million of the Company’s net income in the first quarter of 2019, or an increase of $12 million (3.1 percent) compared with the first quarter of 2018.

24	U.S. Bancorp

Net revenue increased $6 million (0.6 percent) in the first quarter of 2019, compared with the first quarter of 2018. Net interest income, on a taxable-equivalent basis, increased $3 million (0.4 percent) in the first quarter of 2019, compared with the first quarter of 2018. The increase was primarily due to the impact of rising rates on the margin benefit from deposits and loan growth, partially offset by lower rates on loans, reflecting a competitive marketplace, and lower deposit balances from a year ago. Noninterest bearing deposits are declining as customers deploy balances to support business growth. Noninterest income increased $3 million (1.4 percent) in the first quarter of 2019, compared with the first quarter of 2018, primarily due to higher trading revenue, partially offset by lower corporate bond underwriting fees.

Noninterest expense increased $15 million (3.8 percent) in the first quarter of 2019, compared with the first quarter of 2018, primarily due to an increase in net shared services expense driven by technology development and investment in infrastructure, and the write-down of equipment in the wholesale leasing business, partially offset by lower FDIC assessment costs. The provision for credit losses decreased $25 million in the first quarter of 2019, compared with the first quarter of 2018, reflecting a favorable change in the reserve allocation, partially offset by higher net charge-offs.

Consumer and Business Banking Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $555 million of the Company’s net income in the first quarter of 2019, or an increase of $11 million (2.0 percent) compared with the first quarter of 2018.

Net revenue increased $18 million (0.9 percent) in the first quarter of 2019, compared with the first quarter of 2018. Net interest income, on a taxable-equivalent basis, increased $56 million (3.7 percent) in the first quarter of 2019, compared with the first quarter of 2018. The increase was primarily due to the impact of rising rates on the margin benefit from deposits as well as growth in both core deposit balances and loan balances, partially offset by lower rates on loans. Noninterest income decreased $38 million (6.7 percent) in the first quarter of 2019, compared with the first quarter of 2018, principally due to a decline in mortgage banking revenue and a reduction in ATM processing services revenue due to the sale of the Company’s ATM servicing business during 2018, partially offset by the transition services agreement revenue associated with the sale.

Noninterest expense decreased $12 million (0.9 percent) in the first quarter of 2019, compared with the first quarter of 2018, primarily due to lower FDIC assessment costs and lower mortgage banking costs, partially offset by higher net shared services expense reflecting the impact of investments supporting business growth. The provision for credit losses increased $15 million (27.3 percent) in the first quarter of 2019, compared with the first quarter of 2018, due to an unfavorable change in the reserve allocation, partially offset by lower net charge-offs.

U.S. Bancorp	25

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking
Three Months Ended March 31 (Dollars in Millions)	2019	2018	Percent Change	2019	2018	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$725	$722	.4%	$1,568	$1,512	3.7%
Noninterest income	210	207	1.4	533	571	(6.7)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	935	929	.6	2,101	2,083	.9
Noninterest expense	411	396	3.8	1,286	1,296	(.8)
Other intangibles	1	1	–	5	7	(28.6)
Total noninterest expense	412	397	3.8	1,291	1,303	(.9)
Income before provision and income taxes	523	532	(1.7)	810	780	3.8
Provision for credit losses	(11)	14	*	70	55	27.3
Income before income taxes	534	518	3.1	740	725	2.1
Income taxes and taxable-equivalent adjustment	134	130	3.1	185	181	2.2
Net income	400	388	3.1	555	544	2.0
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$400	$388	3.1	$555	$544	2.0
Average Balance Sheet
Commercial	$77,761	$74,755	4.0%	$9,451	$9,651	(2.1)%
Commercial real estate	18,644	19,131	(2.5)	16,005	16,419	(2.5)
Residential mortgages	6	6	–	61,906	57,049	8.5
Credit card	–	–	–	–	–	–
Other retail	–	–	–	54,395	54,925	(1.0)
Total loans, excluding covered loans	96,411	93,892	2.7	141,757	138,044	2.7
Covered loans	–	–	–	–	3,048	*
Total loans	96,411	93,892	2.7	141,757	141,092	.5
Goodwill	1,647	1,647	–	3,475	3,632	(4.3)
Other intangible assets	9	12	(25.0)	2,882	2,871	.4
Assets	105,144	102,582	2.5	154,743	155,488	(.5)
Noninterest-bearing deposits	29,979	34,278	(12.5)	26,570	27,210	(2.4)
Interest checking	11,753	9,491	23.8	51,149	49,299	3.8
Savings products	41,145	43,926	(6.3)	61,395	61,292	.2
Time deposits	18,195	16,522	10.1	14,798	12,570	17.7
Total deposits	101,072	104,217	(3.0)	153,912	150,371	2.4
Total U.S. Bancorp shareholders’ equity	10,439	10,416	.2	11,747	11,842	(.8)

*	Not meaningful
(a)	Presented net of related rewards and rebate costs and certain partner payments of $529 million and $534 million for the three months ended March 31, 2019 and 2018, respectively.
(b)	Includes revenue generated from certain contracts with customers of $1.7 billion and $1.8 billion for the three months ended March 31, 2019 and 2018, respectively.

Wealth Management and Investment Services Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management and Fund Services. Wealth Management and Investment Services contributed $212 million of the Company’s net income in the first quarter of 2019, or an increase of $4 million (1.9 percent) compared with the first quarter of 2018.

Net revenue increased $12 million (1.7 percent) in the first quarter of 2019, compared with the first quarter of 2018. Net interest income, on a taxable-equivalent basis, increased $13 million (4.7 percent) in the first quarter of 2019, compared with the first quarter of 2018. The increase was primarily due to the impact of rising rates on the margin benefit from deposits, partially offset by lower deposit balances from a year ago. Noninterest income in the first quarter of 2019 was essentially flat compared with the first quarter of 2018.

Noninterest expense increased $11 million (2.6 percent) in the first quarter of 2019, compared with the first quarter of 2018, primarily due to increased net shared services expense and higher personnel expense driven by increased staffing and investments to support business growth and development, partially offset by lower FDIC assessment costs.

Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $322 million of the Company’s net income in the first quarter of 2019, or a decrease of $17 million (5.0 percent) compared with the first quarter of 2018.

26	U.S. Bancorp

Wealth Management and Investment Services			Payment Services					Treasury and Corporate Support			Consolidated Company
2019	2018	Percent Change	2019		2018		Percent Change	2019	2018	Percent Change	2019		2018		Percent Change

$ 288	$275	4.7%	$622		$611		1.8%	$83	$77	7.8%	$3,286		$3,197		2.8%
430	431	(.2)	853	(a)	848	(a)	.6	260	210	23.8	2,286	(b)	2,267	(b)	.8
–	–	–	–		–		–	5	5	–	5		5		–
718	706	1.7	1,475		1,459		1.1	348	292	19.2	5,577		5,469		2.0
435	423	2.8	728		708		2.8	187	193	(3.1)	3,047		3,016		1.0
3	4	(25.0)	31		27		14.8	–	–	–	40		39		2.6
438	427	2.6	759		735		3.3	187	193	(3.1)	3,087		3,055		1.0
280	279	.4	716		724		(1.1)	161	99	62.6	2,490		2,414		3.1
(3)	1	*	286		272		5.1	35	(1)	*	377		341		10.6
283	278	1.8	430		452		(4.9)	126	100	26.0	2,113		2,073		1.9
71	70	1.4	108		113		(4.4)	(93)	(103)	9.7	405		391		3.6
212	208	1.9	322		339		(5.0)	219	203	7.9	1,708		1,682		1.5
–	–	–	–		–		–	(9)	(7)	(28.6)	(9)		(7)		(28.6)
$ 212	$208	1.9	$322		$339		(5.0)	$210	$196	7.1	$1,699		$1,675		1.4

$ 3,921	$3,661	7.1%	$9,441		$8,354		13.0%	$1,386	$1,044	32.8%	$101,960		$97,465		4.6%
504	511	(1.4)	–		–		–	4,317	4,305	.3	39,470		40,366		(2.2)
3,670	3,113	17.9	–		–		–	–	6	*	65,582		60,174		9.0
–	–	–	22,597		21,284		6.2	–	–	–	22,597		21,284		6.2
1,730	1,699	1.8	376		424		(11.3)	–	3	*	56,501		57,051		(1.0)
9,825	8,984	9.4	32,414		30,062		7.8	5,703	5,358	6.4	286,110		276,340		3.5
–	–	–	–		–		–	–	–	–	–		3,048		*
9,825	8,984	9.4	32,414		30,062		7.8	5,703	5,358	6.4	286,110		279,388		2.4
1,617	1,619	(.1)	2,814		2,542		10.7	–	–	–	9,553		9,440		1.2
54	70	(22.9)	513		396		29.5	–	–	–	3,458		3,349		3.3
13,187	12,026	9.7	38,618		36,161		6.8	151,707	148,031	2.5	463,399		454,288		2.0
13,293	14,361	(7.4)	1,157		1,127		2.7	2,434	2,506	(2.9)	73,433		79,482		(7.6)
9,175	11,525	(20.4)	–		–		–	100	43	*	72,177		70,358		2.6
41,127	41,747	(1.5)	109		103		5.8	872	687	26.9	144,648		147,755		(2.1)
3,806	3,700	2.9	2		3		(33.3)	8,307	4,190	98.3	45,108		36,985		22.0
67,401	71,333	(5.5)	1,268		1,233		2.8	11,713	7,426	57.7	335,366		334,580		.2
2,515	2,451	2.6	7,024		6,621		6.1	19,864	17,495	13.5	51,589		48,825		5.7

Net revenue increased $16 million (1.1 percent) in the first quarter of 2019, compared with the first quarter of 2018. Net interest income, on a taxable-equivalent basis, increased $11 million (1.8 percent) in the first quarter of 2019, compared with the first quarter of 2018, primarily due to growth in average loans as well as loan fees, partially offset by compression on loan rates in a rising rate environment. Noninterest income increased $5 million (0.6 percent) in the first quarter of 2019, compared with the first quarter of 2018, mainly due to higher merchant processing services revenue and corporate payment products revenue driven by higher sales volumes, partially offset by lower credit and debit card revenue reflecting fewer billing cycle processing days in the first quarter of 2019, a change in the accounting for prepaid card revenue in the first quarter of 2018, and industry trends impacted by a decline in consumer spending.

Noninterest expense increased $24 million (3.3 percent) in the first quarter of 2019, compared with the first quarter of 2018, principally due to higher net shared services expense and personnel expense in support of business development, partially offset by lower marketing and business development expense due to the timing of certain advertising campaigns. The provision for credit losses increased $14 million (5.1 percent) in the first quarter of 2019, compared with the first quarter of 2018, reflecting higher net charge-offs, partially offset by a favorable change in the reserve allocation.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $210 million in the first quarter of 2019, compared with $196 million in the first quarter of 2018.

U.S. Bancorp	27

Net revenue increased $56 million (19.2 percent) in the first quarter of 2019, compared with the first quarter of 2018. Net interest income, on a taxable-equivalent basis, increased $6 million (7.8 percent) in the first quarter of 2019, compared with the first quarter of 2018, primarily due to growth in the investment portfolio. Noninterest income increased $50 million (23.3 percent) in the first quarter of 2019, compared with the first quarter of 2018, primarily reflecting higher income from equity investments.

Noninterest expense decreased $6 million (3.1 percent) in the first quarter of 2019, compared with the first quarter of 2018, reflecting a favorable change in net shared services expense allocated to manage the business and lower costs related to tax-advantaged projects. These decreases were partially offset by higher compensation expense, reflecting the impact of increased staffing and merit increases, and higher implementation costs of capital investments to support business growth. The provision for credit losses was $36 million higher in the first quarter of 2019, compared with the first quarter of 2018, due to an unfavorable change in the reserve allocation.

Income taxes are assessed to each line of business at a managerial tax rate of 25.0 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

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

28	U.S. Bancorp

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	March 31, 2019	December 31, 2018
Total equity	$52,686	$51,657
Preferred stock	(5,984)	(5,984)
Noncontrolling interests	(629)	(628)
Goodwill (net of deferred tax liability) (1)	(8,716)	(8,549)
Intangible assets, other than mortgage servicing rights	(685)	(601)
Tangible common equity (a)	36,672	35,895

Total assets	475,775	467,374
Goodwill (net of deferred tax liability) (1)	(8,716)	(8,549)
Intangible assets, other than mortgage servicing rights	(685)	(601)
Tangible assets (b)	466,374	458,224

Risk-weighted assets, determined in accordance with the Basel III standardized approach (c)	384,394	381,661

Ratios
Tangible common equity to tangible assets (a)/(b)	7.9%	7.8%
Tangible common equity to risk-weighted assets (a)/(c)	9.5	9.4

	Three Months Ended March 31
	2019	2018
Net interest income	$3,259	$3,168
Taxable-equivalent adjustment (2)	27	29
Net interest income, on a taxable-equivalent basis	3,286	3,197

Net interest income, on a taxable-equivalent basis (as calculated above)	3,286	3,197
Noninterest income	2,291	2,272
Less: Securities gains (losses), net	5	5
Total net revenue, excluding net securities gains (losses) (d)	5,572	5,464

Noninterest expense (e)	3,087	3,055

Efficiency ratio (e)/(d)	55.4%	55.9%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, MSRs, and income taxes. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

U.S. Bancorp	29

U.S. Bancorp

Consolidated Balance Sheet

(Dollars in Millions)	March 31, 2019	December 31, 2018
	(Unaudited)

Assets
Cash and due from banks	$18,115	$21,453
Investment securities
Held-to-maturity (fair value $45,735 and $44,964, respectively)	46,285	46,050
Available-for-sale ($1,012 and $2,057 pledged as collateral, respectively) (a)	68,113	66,115
Loans held for sale (including $2,690 and $2,035 of mortgage loans carried at fair value, respectively)	2,725	2,056
Loans
Commercial	103,069	102,444
Commercial real estate	39,421	39,539
Residential mortgages	66,243	65,034
Credit card	22,268	23,363
Other retail	56,698	56,430
Total loans	287,699	286,810
Less allowance for loan losses	(3,990)	(3,973)
Net loans	283,709	282,837
Premises and equipment	3,686	2,457
Goodwill	9,547	9,369
Other intangible assets	3,341	3,392
Other assets (including $988 and $843 of trading securities at fair value pledged as collateral, respectively) (a)	40,254	33,645
Total assets	$475,775	$467,374
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$74,587	$81,811
Interest-bearing (b)	273,500	263,664
Total deposits	348,087	345,475
Short-term borrowings	15,396	14,139
Long-term debt	40,680	41,340
Other liabilities	18,926	14,763
Total liabilities	423,089	415,717
Shareholders’ equity
Preferred stock	5,984	5,984
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares; issued: 3/31/19 and 12/31/18 — 2,125,725,742 shares	21	21
Capital surplus	8,432	8,469
Retained earnings	60,092	59,065
Less cost of common stock in treasury: 3/31/19 — 526,688,641 shares; 12/31/18 — 517,391,021 shares	(20,699)	(20,188)
Accumulated other comprehensive income (loss)	(1,773)	(2,322)
Total U.S. Bancorp shareholders’ equity	52,057	51,029
Noncontrolling interests	629	628
Total equity	52,686	51,657
Total liabilities and equity	$475,775	$467,374

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	lncludes time deposits greater than $250,000 balances of $15.6 billion and $15.3 billion at March 31, 2019 and December 31, 2018, respectively.

See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended March 31
	2019	2018
Interest Income
Loans	$3,540	$3,095
Loans held for sale	25	33
Investment securities	705	613
Other interest income	81	50
Total interest income	4,351	3,791
Interest Expense
Deposits	695	345
Short-term borrowings	93	75
Long-term debt	304	203
Total interest expense	1,092	623
Net interest income	3,259	3,168
Provision for credit losses	377	341
Net interest income after provision for credit losses	2,882	2,827
Noninterest Income
Credit and debit card revenue	304	324
Corporate payment products revenue	162	154
Merchant processing services	378	363
Trust and investment management fees	399	398
Deposit service charges	217	261
Treasury management fees	146	150
Commercial products revenue	219	220
Mortgage banking revenue	169	184
Investment products fees	45	46
Realized securities gains (losses), net	5	5
Other	247	167
Total noninterest income	2,291	2,272
Noninterest Expense
Compensation	1,559	1,523
Employee benefits	333	330
Net occupancy and equipment	277	265
Professional services	95	83
Marketing and business development	89	97
Technology and communications	257	235
Postage, printing and supplies	72	80
Other intangibles	40	39
Other	365	403
Total noninterest expense	3,087	3,055
Income before income taxes	2,086	2,044
Applicable income taxes	378	362
Net income	1,708	1,682
Net (income) loss attributable to noncontrolling interests	(9)	(7)
Net income attributable to U.S. Bancorp	$1,699	$1,675
Net income applicable to U.S. Bancorp common shareholders	$1,613	$1,597
Earnings per common share	$1.01	$.97
Diluted earnings per common share	$1.00	$.96
Average common shares outstanding	1,602	1,652
Average diluted common shares outstanding	1,605	1,657

See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp

Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2019	2018
Net income	$1,708	$1,682
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on investment securities available-for-sale	785	(776)
Changes in unrealized gains and losses on derivative hedges	(74)	86
Foreign currency translation	16	13
Changes in unrealized gains and losses on retirement plans	–	(3)
Reclassification to earnings of realized gains and losses	8	29
Income taxes related to other comprehensive income (loss)	(186)	162
Total other comprehensive income (loss)	549	(489)
Comprehensive income	2,257	1,193
Comprehensive (income) loss attributable to noncontrolling interests	(9)	(7)

Comprehensive income attributable to U.S. Bancorp	$2,248	$1,186

See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp

Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2017	1,656	$5,419	$21	$8,464	$54,142	$(17,602)	$(1,404)	$49,040	$626	$49,666
Changes in accounting principles (a)					299		(300)	(1)		(1)
Net income (loss)					1,675			1,675	7	1,682
Other comprehensive income (loss)							(489)	(489)		(489)
Preferred stock dividends (b)					(70)			(70)		(70)
Common stock dividends ($.30 per share)					(497)			(497)		(497)
Issuance of common and treasury stock	4			(109)		149		40		40
Purchase of treasury stock	(11)					(594)		(594)		(594)
Distributions to noncontrolling interests								—	(7)	(7)
Net other changes in noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				83				83		83
Balance March 31, 2018	1,649	$5,419	$21	$8,438	$55,549	$(18,047)	$(2,193)	$49,187	$625	$49,812
Balance December 31, 2018	1,608	$5,984	$21	$8,469	$59,065	$(20,188)	$(2,322)	$51,029	$628	$51,657
Change in accounting principle					2			2		2
Net income (loss)					1,699			1,699	9	1,708
Other comprehensive income (loss)							549	549		549
Preferred stock dividends (c)					(79)			(79)		(79)
Common stock dividends ($.37 per share)					(595)			(595)		(595)
Issuance of common and treasury stock	3			(114)		129		15		15
Purchase of treasury stock	(12)					(640)		(640)		(640)
Distributions to noncontrolling interests								–	(8)	(8)
Stock option and restricted stock grants				77				77		77
Balance March 31, 2019	1,599	$5,984	$21	$8,432	$60,092	$(20,699)	$(1,773)	$52,057	$629	$52,686

(a)

Reflects the adoption of new accounting guidance on January 1, 2018 to reclassifiy the impact of the reduced federal statutory rate for corporations included in 2017 tax reform legislation from accumulated other comprehensive income to retained earnings.

(b)

Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H and Series J Non-Cumulative Perpetual Preferred Stock of $875.00, $218.75, $406.25, $321.88 and $662.50, respectively.

(c)

Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series J and Series K Non-Cumulative Perpetual Preferred Stock of $951.828, $218.75, $406.25, $321.88, $662.50 and $343.75, respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp

Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2019	2018
Operating Activities
Net income attributable to U.S. Bancorp	$1,699	$1,675
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	377	341
Depreciation and amortization of premises and equipment	80	74
Amortization of intangibles	40	39
(Gain) loss on sale of loans held for sale	(105)	(62)
(Gain) loss on sale of securities and other assets	(100)	(78)
Loans originated for sale in the secondary market, net of repayments	(6,028)	(7,762)
Proceeds from sales of loans held for sale	5,404	7,975
Other, net	(71)	(768)
Net cash provided by operating activities	1,296	1,434
Investing Activities
Proceeds from sales of available-for-sale investment securities	99	944
Proceeds from maturities of held-to-maturity investment securities	1,569	1,598
Proceeds from maturities of available-for-sale investment securities	1,865	2,771
Purchases of held-to-maturity investment securities	(1,817)	(3,310)
Purchases of available-for-sale investment securities	(3,194)	(2,068)
Net (increase) decrease in loans outstanding	(1,073)	1,417
Proceeds from sales of loans	550	330
Purchases of loans	(780)	(1,135)
Net increase in securities purchased under agreements to resell	(3,661)	(135)
Other, net	(102)	(330)
Net cash (used in) provided by investing activities	(6,544)	82
Financing Activities
Net increase (decrease) in deposits	2,612	(2,689)
Net increase in short-term borrowings	1,257	1,052
Proceeds from issuance of long-term debt	3,000	2,110
Principal payments or redemption of long-term debt	(3,657)	(1,137)
Proceeds from issuance of common stock	15	40
Repurchase of common stock	(648)	(588)
Cash dividends paid on preferred stock	(72)	(64)
Cash dividends paid on common stock	(597)	(499)
Net cash provided by (used in) financing activities	1,910	(1,775)
Change in cash and due from banks	(3,338)	(259)
Cash and due from banks at beginning of period	21,453	19,505
Cash and due from banks at end of period	$18,115	$19,246

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

Notes to Consolidated Financial Statements

(Unaudited)

Note 1	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

Accounting for Leases Effective January 1, 2019, the Company adopted accounting guidance, issued by the Financial Accounting Standards Board (“FASB”) in February 2016, related to the accounting for leases. This guidance requires lessees to recognize all leases on the Consolidated Balance Sheet as lease assets and lease liabilities based primarily on the present value of future lease payments. The Company recognized approximately $1.3 billion of lease assets and related liabilities on its Consolidated Balance Sheet at the adoption date. In addition, lessors are now required to consider lease residual exposures of sales-type and direct financing leases when determining the allowance for credit losses. The adoption of this guidance was not material to the Company’s Consolidated Statement of Income.

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

U.S. Bancorp	35

Note 3	Investment Securities

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

The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	March 31, 2019					December 31, 2018
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (a)	Other (b)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (a)	Other (b)	Fair Value
Held-to-maturity
U.S. Treasury and agencies	$4,931	$3	$–	$(92)	$4,842	$5,102	$2	$–	$(143)	$4,961
Residential agency mortgage-backed securities	41,327	103	–	(569)	40,861	40,920	45	–	(994)	39,971
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	3	–	–	3	–	1	–	–	1
Other	5	2	–	–	7	5	2	–	–	7
Obligations of state and political subdivisions	5	–	–	–	5	6	1	–	–	7
Obligations of foreign governments	9	–	–	–	9	9	–	–	–	9
Other	8	–	–	–	8	8	–	–	–	8
Total held-to-maturity	$46,285	$111	$–	$(661)	$45,735	$46,050	$51	$–	$(1,137)	$44,964
Available-for-sale
U.S. Treasury and agencies	$19,127	$17	$–	$(225)	$18,919	$19,604	$11	$–	$(358)	$19,257
Mortgage-backed securities
Residential agency	42,267	153	–	(541)	41,879	40,542	120	–	(910)	39,752
Commercial agency	2	–	–	–	2	2	–	–	–	2
Other asset-backed securities	389	6	–	–	395	397	6	–	–	403
Obligations of state and political subdivisions	6,814	138	–	(34)	6,918	6,836	37	–	(172)	6,701
Total available-for-sale	$68,599	$314	$–	$(800)	$68,113	$67,381	$174	$–	$(1,440)	$66,115

(a)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(b)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 4.7 years at March 31, 2019, compared with 5.4 years at December 31, 2018. The corresponding weighted-average yields were 2.62 percent and 2.57 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 4.5 years at March 31, 2019, compared with 5.2 years at December 31, 2018. The corresponding weighted-average yields were 2.52 percent and 2.46 percent, respectively.

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at March 31, 2019, refer to Table 4 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.

Investment securities with a fair value of $8.7 billion at March 31, 2019, and $10.9 billion at December 31, 2018, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $1.0 billion at March 31, 2019, and $2.1 billion at December 31, 2018.

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

Three Months Ended March 31 (Dollars in Millions)	2019	2018
Taxable	$650	$561
Non-taxable	55	52
Total interest income from investment securities	$705	$613

36	U.S. Bancorp

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

Three Months Ended March 31 (Dollars in Millions)	2019	2018
Realized gains	$5	$5
Realized losses	–	–
Net realized gains (losses)	$5	$5
Income tax (benefit) on net realized gains (losses)	$2	$1

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, the credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for investment securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other-than-temporary impairment recorded was immaterial for the three months ended March 31, 2019 and 2018.

At March 31, 2019, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2019:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$–	$–	$4,449	$(92)	$4,449	$(92)
Residential agency mortgage-backed securities	1,632	(6)	27,456	(563)	29,088	(569)
Other asset-backed securities	–	–	1	–	1	–
Obligations of foreign governments	3	–	–	–	3	–
Total held-to-maturity	$1,635	$(6)	$31,906	$(655)	$33,541	$(661)
Available-for-sale
U.S. Treasury and agencies	$21	$–	$17,478	$(225)	$17,499	$(225)
Residential agency mortgage-backed securities	4,470	(18)	24,097	(523)	28,567	(541)
Commercial agency mortgage-backed securities	–	–	2	–	2	–
Obligations of state and political subdivisions	–	–	1,686	(34)	1,686	(34)
Total available-for-sale	$4,491	$(18)	$43,263	$(782)	$47,754	$(800)

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either U.S. Treasury and agencies, agency mortgage-backed or state and political securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2019, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

U.S. Bancorp	37

Note 4	Loans and Allowance for Credit Losses

The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	March 31, 2019		December 31, 2018
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$97,552	33.9%	$96,849	33.8%
Lease financing	5,517	1.9	5,595	2.0
Total commercial	103,069	35.8	102,444	35.7
Commercial Real Estate
Commercial mortgages	28,416	9.9	28,596	10.0
Construction and development	11,005	3.8	10,943	3.8
Total commercial real estate	39,421	13.7	39,539	13.9
Residential Mortgages
Residential mortgages	54,552	18.9	53,034	18.5
Home equity loans, first liens	11,691	4.1	12,000	4.2
Total residential mortgages	66,243	23.0	65,034	22.7
Credit Card	22,268	7.8	23,363	8.1
Other Retail
Retail leasing	8,612	3.0	8,546	3.0
Home equity and second mortgages	15,883	5.5	16,122	5.6
Revolving credit	2,934	1.0	3,088	1.1
Installment	10,030	3.5	9,676	3.4
Automobile	18,976	6.6	18,719	6.5
Student	263	.1	279	.1
Total other retail	56,698	19.7	56,430	19.7
Total loans	$287,699	100.0%	$286,810	100.0%

The Company had loans of $91.0 billion at March 31, 2019, and $88.7 billion at December 31, 2018, pledged at the Federal Home Loan Bank, and loans of $71.1 billion at March 31, 2019, and $70.1 billion at December 31, 2018, pledged at the Federal Reserve Bank.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $854 million at March 31, 2019 and $872 million at December 31, 2018. All purchased loans are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”

The Company offers a broad array of lending products and categorizes its loan portfolio into two segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s two loan portfolio segments are commercial lending and consumer lending. Previously, the Company categorized loans covered under loss sharing or similar credit protection agreements with the Federal Deposit Insurance Corporation (“FDIC”), along with the related indemnification asset, in a separate covered loans segment. During 2018 the majority of these loans were sold and the loss share coverage expired. Any remaining balances were reclassified to be included in their respective portfolio category.

Allowance for Credit Losses The allowance for credit losses is established for probable and estimable losses incurred in the Company’s loan and lease portfolio, including unfunded credit commitments. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the adequacy of the allowance for incurred losses on a quarterly basis.

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

38	U.S. Bancorp

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

Activity in the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Covered Loans	Total Loans
Balance at December 31, 2018	$1,454	$800	$455	$1,102	$630	$–	$4,441
Add
Provision for credit losses	64	12	(7)	238	70	–	377
Deduct
Loans charged-off	111	1	8	257	96	–	473

Less recoveries of loans charged-off	(38)	(1)	(5)	(32)	(30)	–	(106)
Net loans charged-off	73	–	3	225	66	–	367
Balance at March 31, 2019	$1,445	$812	$445	$1,115	$634	$–	$4,451

Balance at December 31, 2017	$1,372	$831	$449	$1,056	$678	$31	$4,417
Add
Provision for credit losses	74	(8)	1	219	60	(5)	341
Deduct
Loans charged-off	94	3	13	248	95	–	453

Less recoveries of loans charged-off	(34)	(6)	(6)	(37)	(29)	–	(112)
Net loans charged-off	60	(3)	7	211	66	–	341
Balance at March 31, 2018	$1,386	$826	$443	$1,064	$672	$26	$4,417

U.S. Bancorp	39

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
Allowance Balance at March 31, 2019 Related to
Loans individually evaluated for impairment (a)	$31	$2	$–	$–	$–	$33
TDRs collectively evaluated for impairment	18	4	117	74	12	225
Other loans collectively evaluated for impairment	1,396	806	313	1,041	622	4,178
Loans acquired with deteriorated credit quality	–	–	15	–	–	15
Total allowance for credit losses	$1,445	$812	$445	$1,115	$634	$4,451
Allowance Balance at December 31, 2018 Related to
Loans individually evaluated for impairment (a)	$16	$8	$–	$–	$–	$24
TDRs collectively evaluated for impairment	15	3	126	69	12	225
Other loans collectively evaluated for impairment	1,423	788	314	1,033	618	4,176
Loans acquired with deteriorated credit quality	–	1	15	–	–	16
Total allowance for credit losses	$1,454	$800	$455	$1,102	$630	$4,441

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
March 31, 2019
Loans individually evaluated for impairment (a)	$284	$76	$–	$–	$–	$360
TDRs collectively evaluated for impairment	160	143	3,158	254	190	3,905
Other loans collectively evaluated for impairment	102,625	39,171	62,785	22,014	56,508	283,103
Loans acquired with deteriorated credit quality	–	31	300	–	–	331
Total loans	$103,069	$39,421	$66,243	$22,268	$56,698	$287,699
December 31, 2018
Loans individually evaluated for impairment (a)	$262	$86	$–	$–	$–	$348
TDRs collectively evaluated for impairment	151	129	3,252	245	183	3,960
Other loans collectively evaluated for impairment	102,031	39,297	61,465	23,118	56,247	282,158
Loans acquired with deteriorated credit quality	–	27	317	–	–	344
Total loans	$102,444	$39,539	$65,034	$23,363	$56,430	$286,810

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.

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

40	U.S. Bancorp

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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
March 31, 2019
Commercial	$102,125	$596	$77	$271	$103,069
Commercial real estate	39,248	43	3	127	39,421
Residential mortgages (a)	65,666	168	122	287	66,243
Credit card	21,690	290	288	–	22,268
Other retail	56,045	375	105	173	56,698
Total loans	$284,774	$1,472	$595	$858	$287,699

December 31, 2018
Commercial	$101,844	$322	$69	$209	$102,444
Commercial real estate	39,354	70	–	115	39,539
Residential mortgages (a)	64,443	181	114	296	65,034
Credit card	22,746	324	293	–	23,363
Other retail	55,722	403	108	197	56,430
Total loans	$284,109	$1,300	$584	$817	$286,810

(a)

At March 31, 2019, $418 million of loans 30–89 days past due and $1.7 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $430 million and $1.7 billion at December 31, 2018, respectively.

At March 31, 2019, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $88 million, compared with $106 million at December 31, 2018. These amounts exclude $231 million and $235 million at March 31, 2019 and December 31, 2018, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at March 31, 2019 and December 31, 2018, was $1.6 billion and $1.5 billion, respectively, of which $1.3 billion and $1.2 billion, respectively, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

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

U.S. Bancorp	41

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
March 31, 2019
Commercial	$100,888	$969	$1,212	$2,181	$103,069
Commercial real estate	38,368	532	521	1,053	39,421
Residential mortgages (b)	65,779	–	464	464	66,243
Credit card	21,980	–	288	288	22,268
Other retail	56,385	6	307	313	56,698
Total loans	$283,400	$1,507	$2,792	$4,299	$287,699
Total outstanding commitments	$607,486	$2,191	$3,405	$5,596	$613,082

December 31, 2018
Commercial	$100,014	$1,149	$1,281	$2,430	$102,444
Commercial real estate	38,473	584	482	1,066	39,539
Residential mortgages (b)	64,570	1	463	464	65,034
Credit card	23,070	–	293	293	23,363
Other retail	56,101	6	323	329	56,430
Total loans	$282,228	$1,740	$2,842	$4,582	$286,810
Total outstanding commitments	$600,407	$2,801	$3,448	$6,249	$606,656

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)

At March 31, 2019, $1.7 billion of GNMA loans 90 days or more past due and $1.6 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $1.7 billion and $1.6 billion at December 31, 2018, respectively.

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

A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
March 31, 2019
Commercial	$502	$1,096	$50	$136
Commercial real estate	266	619	7	–
Residential mortgages	1,684	1,843	82	–
Credit card	254	254	74	–
Other retail	325	400	15	3
Total loans, excluding loans purchased from GNMA mortgage pools	3,031	4,212	228	139
Loans purchased from GNMA mortgage pools	1,578	1,578	36	–
Total	$4,609	$5,790	$264	$139
December 31, 2018
Commercial	$467	$1,006	$32	$106
Commercial real estate	279	511	12	2
Residential mortgages	1,709	1,879	86	–
Credit card	245	245	69	–
Other retail	335	418	14	5
Total loans, excluding loans purchased from GNMA mortgage pools	3,035	4,059	213	113
Loans purchased from GNMA mortgage pools	1,639	1,639	41	–
Total	$4,674	$5,698	$254	$113

(a)	Substantially all loans classified as impaired at March 31, 2019 and December 31, 2018, had an associated allowance for credit losses.

42	U.S. Bancorp

Additional information on impaired loans follows:

	2019		2018
Three Months Ended March 31 (Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$485	$1	$545	$1
Commercial real estate	273	2	267	2
Residential mortgages	1,697	24	1,914	20
Credit card	249	–	232	1
Other retail	330	3	300	4
Covered Loans	–	–	38	–
Total loans, excluding loans purchased from GNMA mortgage pools	3,034	30	3,296	28
Loans purchased from GNMA mortgage pools	1,609	17	1,624	12
Total	$4,643	$47	$4,920	$40

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

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2019			2018
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Commercial	913	$36	$29	623	$81	$75
Commercial real estate	20	47	46	29	16	16
Residential mortgages	96	14	13	148	17	16
Credit card	9,648	50	51	8,546	43	43
Other retail	573	11	10	559	11	10
Total loans, excluding loans purchased from GNMA mortgage pools	11,250	158	149	9,905	168	160
Loans purchased from GNMA mortgage pools	1,538	203	195	888	117	113
Total loans	12,788	$361	$344	10,793	$285	$273

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the first quarter of 2019, at March 31, 2019, 11 residential mortgages, 20 home equity and second mortgage loans and 1,125 loans purchased from GNMA mortgage pools with outstanding balances of $2 million, $2 million and $146 million, respectively, were in a trial period and have estimated post-modification balances of $2 million, $2 million and $143 million, respectively, assuming permanent modification occurs at the end of the trial period.

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

U.S. Bancorp	43

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

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2019		2018
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Commercial	234	$5	239	$9
Commercial real estate	8	6	8	4
Residential mortgages	96	10	56	4
Credit card	2,054	9	2,036	9
Other retail	147	7	77	1
Covered loans	–	–	1	–
Total loans, excluding loans purchased from GNMA mortgage pools	2,539	37	2,417	27
Loans purchased from GNMA mortgage pools	124	17	232	31
Total loans	2,663	$54	2,649	$58

In addition to the defaults in the table above, the Company had a total of 259 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months ended March 31, 2019, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $33 million for the three months ended March 31, 2019.

Note 5	Leases

The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Retail leases, primarily automobiles, have 3 to 5 year terms. Commercial leases may include high dollar assets such as aircraft or lower cost items such as office equipment.

At lease inception, retail lease customers are provided with an end-of-term purchase option, which is based on the expected fair value of the automobile at the expiration of the lease. Automobile leases do not typically contain options to extend or terminate the lease. Equipment leases may contain various types of purchase options. Some option amounts are a stated value, while others are determined using the fair market value at the time of option exercise.

Residual values on leased assets are reviewed regularly for other-than-temporary impairment. Residual valuations for retail leases are based on independent assessments of expected used automobile sale prices at the end of the lease term. Impairment tests are conducted based on these valuations considering the probability of the lessee returning the asset to the Company, re-marketing efforts, insurance coverage and ancillary fees and costs. Valuations for commercial

44	U.S. Bancorp

leases are based upon external or internal management appraisals. When there is impairment of the Company’s interest in the residual value of a leased asset, the carrying value is reduced to the estimated fair value with the write-down recognized in the current period.

The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. Retail lease residual value risk is mitigated further by the purchase of residual value insurance coverage and effective end-of-term marketing of off-lease vehicles.

The components of the net investment in sales-type and direct financing leases were as follows:

(Dollars in Millions)	March 31, 2019	December 31, 2018
Lease receivables	$12,204	$12,207
Unguaranteed residual values accruing to the lessor’s benefit	1,898	1,877
Total net investment in sales-type and direct financing leases	$14,102	$14,084

The Company, as a lessor, recorded $239 million of revenue on its Consolidated Statement of Income for the three months ended March 31, 2019, primarily consisting of interest income on sales-type and direct financing leases.

The contractual future lease payments to be received by the Company at March 31, 2019, were as follows:

(Dollars in Millions)	Sales-type and direct finance leases	Operating leases
One Year or Less	$4,463	$181
Over One Through Two Years	3,998	145
Over Two Through Three Years	2,630	103
Over Three Through Four Years	1,286	68
Over Four Through Five Years	367	48
Thereafter	530	68
Total lease payments	13,274	$613
Amounts representing interest	(1,070)
Lease receivables	$12,204

The Company, as lessee, leases certain assets for use in its operations. Leased assets primarily include retail branches, operations centers and other corporate locations, and, to a lesser extent, office and computer equipment. For each lease with an original term greater than 12 months, the Company records a lease liability and a corresponding right of use (“ROU”) asset. The lease liability is determined as the present value of the consideration to be paid attributable to the lease component(s) in the contract. The discount rate used by the Company is determined at commencement of the lease using a secured rate for a similar term as the period of the lease. The Company’s leases do not include significant variable lease payments.

Certain of the Company’s real estate leases include options to extend. Lease extension options are generally exercisable at market rates. Such option periods do not provide a significant incentive, and their exercise is not reasonably certain. Accordingly, the Company does not recognize payments occurring during option periods in the calculation of its ROU assets and lease liabilities. The Company’s leases do not impose significant covenants or other restrictions on the Company.

Total costs incurred by the Company, as a lessee, were $95 million for the three months ended March 31, 2019, and principally related to contractual lease payments on operating leases.

The following table presents amounts relevant to the Company’s assets leased for use in its operations for the three months ended March 31, 2019:

(Dollars in Millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$75
Operating cash flows from finance leases	2
Financing cash flows from finance leases	3
Right of use assets obtained in exchange for new operating lease liabilities	36
Right of use assets obtained in exchange for new finance lease liabilities	1
Weighted-average remaining lease term of operating leases (in years)	7.8
Weighted-average remaining lease term of finance leases (in years)	10.7
Weighted-average discount rate of operating leases	3.3%
Weighted-average discount rate of finance leases	17.3%

U.S. Bancorp	45

The contractual future lease obligations of the Company at March 31, 2019, were as follows:

(Dollars in Millions)	Operating leases	Finance leases
One Year or Less	$286	$17
Over One Through Two Years	260	15
Over Two Through Three Years	228	12
Over Three Through Four Years	191	10
Over Four Through Five Years	148	9
Thereafter	466	36
Total lease payments	1,579	99
Amounts representing interest	(183)	(34)
Lease liabilities	$1,396	$65

Note 6	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities

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

The Company also provides financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company provided $7 million and $6 million of support to the funds during the three months ended March 31, 2019 and 2018, respectively.

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $145 million and $166 million for the three months ended March 31, 2019 and 2018, respectively. The Company also recognized $84 million and $137 million of investment tax credits for the three months ended March 31, 2019 and 2018, respectively. The Company recognized $132 million and $146 million of expenses related to all of these investments for the three months ended March 31, 2019 and 2018, respectively, of which $81 million and $67 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs.

46	U.S. Bancorp

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

The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	March 31, 2019	December 31, 2018
Investment carrying amount	$5,836	$5,823
Unfunded capital and other commitments	2,708	2,778
Maximum exposure to loss	12,398	12,360

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $30 million at March 31, 2019 and $27 million at December 31, 2018. The maximum exposure to loss related to these VIEs was $52 million at March 31, 2019 and December 31, 2018, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $81 million at March 31, 2019, compared with less than $1 million to $95 million at December 31, 2018.

The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At March 31, 2019, approximately $3.7 billion of the Company’s assets and $2.9 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $3.9 billion and $2.7 billion, respectively, at December 31, 2018. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At March 31, 2019 and December 31, 2018, $14 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit.

In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At March 31, 2019, $2.5 billion of available-for-sale investment securities and $2.3 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.4 billion of available-for-sale investment securities and $2.3 billion of short-term borrowings at December 31, 2018.

Note 7	Mortgage Servicing Rights

The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $230.5 billion of residential mortgage loans for others at March 31, 2019, and $231.5 billion at December 31, 2018, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model

U.S. Bancorp	47

assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net gains of $11 million and $19 million for the three months ended March 31, 2019 and 2018, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $179 million and $190 million for the three months ended March 31, 2019 and 2018, respectively.

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended March 31
(Dollars in Millions)	2019	2018
Balance at beginning of period	$2,791	$2,645
Rights purchased	1	2
Rights capitalized	78	100
Changes in fair value of MSRs
Due to fluctuations in market interest rates (a)	(119)	114
Due to revised assumptions or models (b)	11	24
Other changes in fair value (c)	(106)	(105)
Balance at end of period	$2,656	$2,780

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)

Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income and option adjusted spread, as well as the impact of any model changes.

(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	March 31, 2019						December 31, 2018
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(598)	$(271)	$(128)	$114	$213	$372	$(501)	$(223)	$(105)	$92	$171	$295
Derivative instrument hedges	538	269	132	(123)	(232)	(429)	455	215	104	(94)	(177)	(321)
Net sensitivity	$(60)	$(2)	$4	$(9)	$(19)	$(57)	$(46)	$(8)	$(1)	$(2)	$(6)	$(26)

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

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	March 31, 2019				December 31, 2018
(Dollars in Millions)	HFA	Government	Conventional (d)	Total	HFA	Government	Conventional (d)	Total
Servicing portfolio (a)	$45,133	$35,785	$147,361	$228,279	$44,384	$35,990	$148,910	$229,284
Fair value	$510	$451	$1,695	$2,656	$526	$465	$1,800	$2,791
Value (bps) (b)	113	126	115	116	119	129	121	122
Weighted-average servicing fees (bps)	34	36	27	30	34	36	27	30
Multiple (value/servicing fees)	3.30	3.49	4.28	3.91	3.45	3.63	4.52	4.11
Weighted-average note rate	4.63%	3.99%	4.07%	4.17%	4.59%	3.97%	4.06%	4.15%
Weighted-average age (in years)	3.4	4.8	4.7	4.5	3.3	4.7	4.5	4.3
Weighted-average expected prepayment (constant prepayment rate)	10.8%	12.0%	10.3%	10.7%	9.8%	11.0%	9.1%	9.5%
Weighted-average expected life (in years)	7.2	6.3	6.6	6.7	7.7	6.7	7.1	7.2
Weighted-average option adjusted spread (c)	8.6%	8.2%	7.1%	7.6%	8.6%	8.3%	7.2%	7.6%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)	Represents loans sold primarily to GSEs.

48	U.S. Bancorp

Note 8	Preferred Stock

At March 31, 2019 and December 31, 2018, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	March 31, 2019				December 31, 2018
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Total preferred stock (a)	209,510	$6,176	$192	$5,984	209,510	$6,176	$192	$5,984

(a)	The par value of all shares issued and outstanding at March 31, 2019 and December 31, 2018, was $1.00 per share.

Note 9	Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity for the three months ended March 31, is as follows:

(Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2019
Balance at beginning of period	$(946)	$14	$112	$(1,418)	$(84)	$(2,322)
Changes in unrealized gains and losses	785	–	(74)	–	–	711
Foreign currency translation adjustment (a)	–	–	–	–	16	16
Reclassification to earnings of realized gains and losses	(5)	(1)	(8)	22	–	8
Applicable income taxes	(197)	–	21	(6)	(4)	(186)
Balance at end of period	$(363)	$13	$51	$(1,402)	$(72)	$(1,773)
2018
Balance at beginning of period	$(357)	$17	$71	$(1,066)	$(69)	$(1,404)
Revaluation of tax related balances (b)	(77)	4	15	(229)	(13)	(300)
Changes in unrealized gains and losses	(776)	–	86	(3)	–	(693)
Foreign currency translation adjustment (a)	–	–	–	–	13	13
Reclassification to earnings of realized gains and losses	(5)	(3)	3	34	–	29
Applicable income taxes	198	1	(23)	(7)	(7)	162
Balance at end of period	$(1,017)	$19	$152	$(1,271)	$(76)	$(2,193)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.
(b)

Reflects the adoption of new accounting guidance on January 1, 2018 to reclassify the impact of the reduced federal statutory rate for corporations included in 2017 tax reform legislation from accumulated other comprehensive income to retained earnings.

U.S. Bancorp	49

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings for the three months ended March 31, is as follows:

	Impact to Net Income		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2019	2018
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$5	$5	Total securities gains (losses), net
	(2)	(1)	Applicable income taxes
	3	4	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	1	3	Interest income
	–	(1)	Applicable income taxes
	1	2	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	8	(3)	Interest expense
	(2)	1	Applicable income taxes
	6	(2)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(22)	(34)	Other noninterest expense
	6	8	Applicable income taxes
	(16)	(26)	Net-of-tax
Total impact to net income	$(6)	$(22)

Note 10	Earnings Per Share

The components of earnings per share were:

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2019	2018
Net income attributable to U.S. Bancorp	$1,699	$1,675
Preferred dividends	(79)	(70)
Earnings allocated to participating stock awards	(7)	(8)
Net income applicable to U.S. Bancorp common shareholders	$1,613	$1,597
Average common shares outstanding	1,602	1,652
Net effect of the exercise and assumed purchase of stock awards	3	5
Average diluted common shares outstanding	1,605	1,657
Earnings per common share	$1.01	$.97
Diluted earnings per common share	$1.00	$.96

Options outstanding at March 31, 2019 and 2018, to purchase 1 million common shares, were not included in the computation of diluted earnings per share for the three months ended March 31, 2019 and 2018, because they were antidilutive.

Note 11	Employee Benefits

The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended March 31
	Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2019	2018	2019	2018
Service cost	$48	$52	$–	$–
Interest cost	62	56	1	1
Expected return on plan assets	(95)	(95)	(1)	(1)
Prior service cost (credit) amortization	–	–	(1)	(1)
Actuarial loss (gain) amortization	24	37	(1)	(2)
Net periodic benefit cost (a)	$39	$50	$(2)	$(3)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

50	U.S. Bancorp

Note 12	Income Taxes

The components of income tax expense were:

	Three Months Ended March 31
(Dollars in Millions)	2019	2018
Federal
Current	$220	$234
Deferred	116	19
Federal income tax	336	253
State
Current	30	92
Deferred	12	17

State income tax	42	109
Total income tax provision	$378	$362

A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended March 31
(Dollars in Millions)	2019	2018
Tax at statutory rate	$438	$429
State income tax, at statutory rates, net of federal tax benefit	84	89
Tax effect of
Tax credits and benefits, net of related expenses	(103)	(115)
Exam resolutions	(49)	(49)
Tax-exempt income	(32)	(32)
Noncontrolling interests	(2)	(1)
Other items	42	41
Applicable income taxes	$378	$362

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2019, federal tax examinations for all years ending through December 31, 2010, and years ending December 31, 2013, and December 31, 2014 are completed and resolved. The Company’s tax returns for the years ended December 31, 2011, 2012, 2015, and 2016 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.

The Company’s net deferred tax asset was $495 million at March 31, 2019 and $809 million at December 31, 2018.

U.S. Bancorp	51

Note 13	Derivative Instruments

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

Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At March 31, 2019, the Company had $51 million (net-of-tax) of realized and unrealized gains on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $112 million (net-of-tax) of realized and unrealized gains at December 31, 2018. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2019 and the next 12 months are gains of $10 million (net-of-tax) and $11 million (net-of-tax), respectively. All cash flow hedges were highly effective for the three months ended March 31, 2019.

Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.1 billion at March 31, 2019 and December 31, 2018.

Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to mortgage loans held for sale (“MLHFS”) and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, swaptions, forward commitments to buy TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. The Company mitigates the market and liquidity risk associated with these customer derivatives by entering into similar offsetting positions with broker-dealers, or on a portfolio basis by entering into other derivative or non-derivative financial instruments that partially or fully offset the exposure from these customer-related positions. The Company’s customer derivatives and related hedges are monitored and reviewed by the Company’s Market Risk Committee, which establishes policies for market risk management, including exposure limits for each portfolio. The Company also has derivative contracts that are created through its operations, including certain unfunded mortgage loan commitments and swap agreements related to the sale of a portion of its Class B common shares of Visa Inc. Refer to Note 15 for further information on these swap agreements.

For additional information on the Company’s purpose for entering into derivative transactions and its overall risk management strategies, refer to “Management Discussion and Analysis — Use of Derivatives to Manage Interest Rate and Other Risks”, which is incorporated by reference into these Notes to Consolidated Financial Statements.

52	U.S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2019
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$1,300	$–	4.77	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	3,892	10	5.48	6,450	3	1.29
Net investment hedges
Foreign exchange forward contracts	447	2	.05	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	5,062	34	.30	2,357	5	.04
Sell	2,936	21	.04	15,268	62	.47
Options
Purchased	9,945	97	3.26	300	–	5.00
Written	1,105	30	.09	1,006	20	1.98
Receive fixed/pay floating swaps	7,101	–	10.61	2,226	–	11.27
Pay fixed/receive floating swaps	1,801	–	12.22	4,844	–	6.25
Foreign exchange forward contracts	324	1	.04	362	2	.04
Equity contracts	66	–	.21	70	–	.30
Credit contracts	2,377	1	3.25	5,257	3	4.00
Other (a)	210	3	.02	1,749	77	1.10
Total	$36,566	$199		$39,889	$172
December 31, 2018
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	$7,422	$8	3.11	$4,320	$–	1.77
Net investment hedges
Foreign exchange forward contracts	209	5	.05	223	1	.05
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,839	27	.07	1,140	5	.05
Sell	994	3	.06	13,968	30	.72
Options
Purchased	5,080	88	10.77	–	–	–
Written	584	16	.09	3	–	.09
Receive fixed/pay floating swaps	3,605	–	14.80	4,333	–	6.97
Pay fixed/receive floating swaps	4,333	–	6.97	1,132	–	7.64
Foreign exchange forward contracts	549	7	.03	75	1	.05
Equity contracts	19	1	.82	104	2	.45
Credit contracts	2,318	–	3.50	4,923	2	4.04
Other (a)	1	–	.01	1,458	84	1.50
Total	$27,953	$155		$31,679	$125

(a)

Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted average remaining maturity of $1.5 billion, $74 million and 1.25 years at March 31, 2019, respectively, compared to $1.5 billion, $84 million and 1.50 years at December 31, 2018, respectively. In addition, includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $210 million at March 31, 2019, and $1 million at December 31, 2018.

U.S. Bancorp	53

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2019
Interest rate contracts
Receive fixed/pay floating swaps	$60,918	$1,140	6.53	$50,227	$220	3.76
Pay fixed/receive floating swaps	48,506	172	3.65	58,611	519	6.41
Other (a)	6,056	1	3.59	6,601	2	3.06
Options
Purchased	44,629	34	1.36	1,296	42	9.33
Written	1,396	43	8.92	41,960	33	1.25
Futures
Buy	1,085	1	1.28	–	–	–
Sell	–	–	–	3,634	3	.40
Foreign exchange rate contracts
Forwards, spots and swaps	26,279	597	1.08	26,515	585	1.25
Options
Purchased	1,763	30	.86	–	–	–
Written	–	–	–	1,763	30	.86
Credit contracts	30	–	5.23	756	1	5.23
Total	$190,662	$2,018		$191,363	$1,435
December 31, 2018
Interest rate contracts
Receive fixed/pay floating swaps	$42,054	$754	6.73	$60,731	$456	4.32
Pay fixed/receive floating swaps	60,970	288	3.90	40,499	420	6.57
Other (a)	5,777	2	3.77	6.496	2	2.72
Options
Purchased	41,711	51	1.54	1,940	30	1.98
Written	2,060	32	2.07	39,538	51	1.44
Futures
Buy	460	–	1.58	–	–	–
Sell	–	–	–	6,190	1	.59
Foreign exchange rate contracts
Forwards, spots and swaps	26,210	681	.91	25,571	663	.88
Options
Purchased	2,779	47	.75	–	–	–
Written	–	–	–	2,779	47	.75
Total	$182,021	$1,855		$183,744	$1,670

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax) for the three months ended March 31:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2019	2018	2019	2018
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$(55)	$64	$6	$(2)
Net investment hedges
Foreign exchange forward contracts	2	16	–	–
Non-derivative debt instruments	16	(34)	–	–

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.

54	U.S. Bancorp

The table below shows the effect of fair value and cash flow hedge accounting included in interest expense on the Consolidated Statement of Income for the three months ended March 31:

(Dollars in Millions)	2019	2018
Total amount of interest expense presented in the Consolidated Statement of Income	$1,092	$623

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	(21)	(43)
Hedged items	21	43
Cash Flow hedges
Interest rate contract derivatives	(8)	3

Note:

The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company did not reclassify gains or losses into earnings as a result of the discontinuance of cash flow hedges during the three months ended March 31, 2019 and 2018.

The table below shows cumulative hedging adjustments and the carrying amount of assets (liabilities) designated in fair value hedges:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Line Item in the Consolidated Balance Sheet
Long-term Debt	$1,318	$–	$3	$(27)

(a)	The cumulative hedging adjustment related to discontinued hedging relationships at March 31, 2019 and December 31, 2018 was $(17) million and $(27) million, respectively.

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions for the three months ended March 31:

(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2019	2018
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$(17)	$58
Purchased and written options	Mortgage banking revenue	67	42
Swaps	Mortgage banking revenue	111	(110)
Foreign exchange forward contracts	Other noninterest income	(6)	(12)
Equity contracts	Compensation expense	(1)	(1)
Other	Other noninterest income	1	–
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	20	3
Purchased and written options	Commercial products revenue	4	–
Futures	Commercial products revenue	(1)	8
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	18	23
Credit contracts	Commercial products revenue	(3)	–

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

U.S. Bancorp	55

up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at March 31, 2019, was $353 million. At March 31, 2019, the Company had $271 million of cash posted as collateral against this net liability position.

Note 14	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $458.5 billion total notional amount of derivative positions at March 31, 2019, $240.0 billion related to bilateral over-the-counter trades, $202.8 billion related to those centrally cleared through clearinghouses and $15.7 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 13 for further discussion of the Company’s derivatives, including collateral arrangements.

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

56	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
March 31, 2019
Repurchase agreements
U.S. Treasury and agencies	$295	$–	$–	$–	$295
Residential agency mortgage-backed securities	346	105	–	473	924
Corporate debt securities	528	–	–	–	528
Total repurchase agreements	1,169	105	–	473	1,747
Securities loaned
Corporate debt securities	161	–	–	–	161
Total securities loaned	161	–	–	–	161
Gross amount of recognized liabilities	$1,330	$105	$–	$473	$1,908
December 31, 2018
Repurchase agreements
U.S. Treasury and agencies	$134	$–	$–	$–	$134
Residential agency mortgage-backed securities	565	–	945	470	1,980
Corporate debt securities	480	–	–	–	480
Total repurchase agreements	1,179	–	945	470	2,594
Securities loaned
Corporate debt securities	227	–	–	–	227
Total securities loaned	227	–	–	–	227
Gross amount of recognized liabilities	$1,406	$–	$945	$470	$2,821

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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

(Dollars in Millions)	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
				Financial Instruments (b)	Collateral Received (c)	Net Amount
March 31, 2019
Derivative assets (d)	$2,173	$(872)	$1,301	$(63)	$(38)	$1,200
Reverse repurchase agreements	3,868	–	3,868	(278)	(3,586)	4
Securities borrowed	1,361	–	1,361	–	(1,316)	45
Total	$7,402	$(872)	$6,530	$(341)	$(4,940)	$1,249
December 31, 2018
Derivative assets (d)	$1,987	$(942)	$1,045	$(106)	$(16)	$923
Reverse repurchase agreements	205	–	205	(114)	(91)	–
Securities borrowed	1,069	–	1,069	–	(1,039)	30
Total	$3,261	$(942)	$2,319	$(220)	$(1,146)	$953

(a)	Includes $346 million and $236 million of cash collateral related payables that were netted against derivative assets at March 31, 2019 and December 31, 2018, respectively.
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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $44 million and $23 million at March 31, 2019 and December 31, 2018, respectively, of derivative assets not subject to netting arrangements.

U.S. Bancorp	57

(Dollars in Millions)	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
				Financial Instruments (b)	Collateral Pledged (c)	Net Amount
March 31, 2019
Derivative liabilities (d)	$1,527	$(796)	$731	$(63)	$–	$668
Repurchase agreements	1,747	–	1,747	(278)	(1,469)	–
Securities loaned	161	–	161	–	(158)	3
Total	$3,435	$(796)	$2,639	$(341)	$(1,627)	$671
December 31, 2018
Derivative liabilities (d)	$1,710	$(946)	$764	$(106)	$–	$658
Repurchase agreements	2,594	–	2,594	(114)	(2,480)	–
Securities loaned	227	–	227	–	(224)	3
Total	$4,531	$(946)	$3,585	$(220)	$(2,704)	$661

(a)	Includes $270 million and $240 million of cash collateral related receivables that were netted against derivative liabilities at March 31, 2019 and December 31, 2018, respectively.
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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $80 million and $85 million at March 31, 2019 and December 31, 2018, respectively, of derivative liabilities not subject to netting arrangements.

Note 15	Fair Values of Assets and Liabilities

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

Valuation Methodologies

The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models

58	U.S. Bancorp

and key inputs to those models. During the three months ended March 31, 2019 and 2018, there were no significant changes to the valuation techniques used by the Company to measure fair value.

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

Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a net gain of $18 million and a net loss of $51 million for the three months ended March 31, 2019 and 2018, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

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

Derivatives The majority of derivatives held by the Company are executed over-the-counter or centrally cleared through clearinghouses and are valued using market standard cash flow valuation techniques. The models incorporate inputs, depending on the type of derivative, including interest rate curves, foreign exchange rates and volatility. All derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company’s evaluation of credit risk including external assessments of credit risk. The Company monitors and manages its nonperformance risk by considering its ability to net derivative positions under master netting arrangements, as well as collateral received or provided under collateral arrangements. Accordingly, the Company has elected to measure the fair value of derivatives, at a counterparty level, on a net basis. The majority of the derivatives are classified within Level 2 of the fair value hierarchy, as the significant inputs to the models, including nonperformance risk, are observable. However, certain derivative transactions are with counterparties where risk of nonperformance cannot be observed in the market and, therefore, the credit valuation adjustments result in these derivatives being classified within Level 3 of the fair value hierarchy.

The Company also has other derivative contracts that are created through its operations, including commitments to purchase and originate mortgage loans and swap agreements executed in conjunction with the sale of a portion of its Class B common shares of Visa Inc. (the “Visa swaps”). The mortgage loan commitments are valued by pricing models that include market observable and unobservable inputs, which result in the commitments being classified within Level 3 of the fair value hierarchy. The unobservable inputs include assumptions about the percentage of commitments that actually become a closed loan and the MSR value that is inherent in the underlying loan value. The Visa swaps require payments by either the Company or the purchaser of the Visa Inc. Class B common shares when there are changes in the conversion rate of the Visa Inc. Class B common shares to Visa Inc. Class A common shares, as well as quarterly payments to the purchaser based on specified terms of the agreements. Management reviews and updates the Visa swaps fair value in conjunction with its review of Visa Inc. related litigation contingencies, and the associated escrow funding. The expected litigation resolution impacts the Visa Inc. Class B common share to Visa Inc. Class A common share conversion rate, as well as the ultimate termination date for the Visa swaps. Accordingly, the Visa swaps are classified within Level 3. Refer to Note 16 for further information on the Visa Inc. restructuring and related card association litigation.

U.S. Bancorp	59

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

The following table shows the significant valuation assumption ranges for MSRs at March 31, 2019:

	Minimum	Maximum	Weighted Average (a)
Expected prepayment	8%	18%	11%
Option adjusted spread	7	10	8

(a)	Determined based on the relative fair value of the related mortgage loans serviced.

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

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at March 31, 2019:

	Minimum	Maximum	Weighted Average (a)
Expected loan close rate	3%	100%	79%
Inherent MSR value (basis points per loan)	17	202	127

(a)	Determined based on the relative fair value of the related mortgage loans.

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At March 31, 2019, the minimum, maximum and weighted average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 113 percent and 1 percent, respectively.

The significant unobservable inputs used in the fair value measurement of the Visa swaps are management’s estimate of the probability of certain litigation scenarios, and the timing of the resolution of the related litigation loss estimates in excess, or shortfall, of the Company’s proportional share of escrow funds. An increase in the loss estimate

60	U.S. Bancorp

or a delay in the resolution of the related litigation would have resulted in an increase in the derivative liability. A decrease in the loss estimate or an acceleration of the resolution of the related litigation would have resulted in a decrease in the derivative liability.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2019
Available-for-sale securities
U.S. Treasury and agencies	$18,266	$653	$–	$–	$18,919
Mortgage-backed securities
Residential agency	–	41,879	–	–	41,879
Commercial agency	–	2	–	–	2
Other asset-backed securities	–	395	–	–	395
Obligations of state and political subdivisions	–	6,918	–	–	6,918
Total available-for-sale	18,266	49,847	–	–	68,113
Mortgage loans held for sale	–	2,690	–	–	2,690
Mortgage servicing rights	–	–	2,656	–	2,656
Derivative assets	–	1,405	812	(872)	1,345
Other assets	249	1,724	–	–	1,973
Total	$18,515	$55,666	$3,468	$(872)	$76,777
Derivative liabilities	$8	$1,242	$357	$(796)	$811
Short-term borrowings and other liabilities (a)	189	1,283	–	–	1,472
Total	$197	$2,525	$357	$(796)	$2,283
December 31, 2018
Available-for-sale securities
U.S. Treasury and agencies	$18,585	$672	$–	$–	$19,257
Mortgage-backed securities
Residential agency	–	39,752	–	–	39,752
Commercial agency	–	2	–	–	2
Other asset-backed securities	–	403	–	–	403
Obligations of state and political subdivisions	–	6,701	–	–	6,701
Total available-for-sale	18,585	47,530	–	–	66,115
Mortgage loans held for sale	–	2,035	–	–	2,035
Mortgage servicing rights	–	–	2,791	–	2,791
Derivative assets	–	1,427	583	(942)	1,068
Other assets	392	1,273	–	–	1,665
Total	$18,977	$52,265	$3,374	$(942)	$73,674
Derivative liabilities	$1	$1,291	$503	$(946)	$849
Short-term borrowings and other liabilities (a)	199	1,019	–	–	1,218
Total	$200	$2,310	$503	$(946)	$2,067

Note:

Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $86 million at March 31, 2019 and December 31, 2018. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first three months of 2019 and 2018, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2019
Mortgage servicing rights	$2,791	$(214	) (a)	$1	$–	$78	(c)	$–	$2,656	$(214	) (a)
Net derivative assets and liabilities	80	363	(b)	1	(7)	–		18	455	424	(d)

2018
Mortgage servicing rights	$2,645	$33	(a)	$2	$–	$100	(c)	$–	$2,780	$33	(a)
Net derivative assets and liabilities	107	(251	) (e)	1	(6)	–		17	(132)	(212	) (f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $280 million included in other noninterest income and $83 million included in mortgage banking revenue.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $388 million included in other noninterest income and $36 million included in mortgage banking revenue.
(e)	Approximately $(271) million included in other noninterest income and $20 million included in mortgage banking revenue.
(f)	Approximately $(240) million included in other noninterest income and $28 million included in mortgage banking revenue.

U.S. Bancorp	61

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

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	March 31, 2019				December 31, 2018
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Loans (a)	$–	$–	$247	$247	$–	$–	$40	$40

Other assets (b)	–	–	15	15	–	–	57	57

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31:

(Dollars in Millions)	2019	2018
Loans (a)	$44	$23
Other assets (b)	3	5

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

Fair Value Option

The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	March 31, 2019			December 31, 2018
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$2,690	$2,596	$94	$2,035	$1,972	$63
Nonaccrual loans	2	2	–	2	2	–
Loans 90 days or more past due	–	–	–	–	–	–

Fair Value of Financial Instruments

The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of March 31, 2019 and December 31, 2018. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.

62	U.S. Bancorp

The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2019					December 31, 2018
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$18,115	$18,115	$–	$–	$18,115	$21,453	$21,453	$–	$–	$21,453
Federal funds sold and securities purchased under resale agreements	3,868	–	3,868	–	3,868	306	–	306	–	306
Investment securities held-to-maturity	46,285	4,495	41,228	12	45,735	46,050	4,594	40,359	11	44,964
Loans held for sale (a)	35	–	–	35	35	21	–	–	21	21
Loans	283,709	–	–	286,873	286,873	282,837	–	–	284,790	284,790
Other	2,065	–	1,008	1,057	2,065	2,412	–	1,241	1,171	2,412

Financial Liabilities
Time deposits	47,051	–	46,912	–	46,912	44,554	–	44,140	–	44,140
Short-term borrowings (b)	13,924	–	13,691	–	13,691	12,921	–	12,678	–	12,678
Long-term debt	40,680	–	40,705	–	40,705	41,340	–	41,003	–	41,003
Other	3,463	–	1,396	2,067	3,463	1,726	–	–	1,726	1,726

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $526 million and $532 million at March 31, 2019 and December 31, 2018, respectively. The carrying value of other guarantees was $288 million and $263 million at March 31, 2019 and December 31, 2018, respectively.

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

During the three months ended March 31, 2019, the Company sold 0.4 million of its Class B shares. Upon final settlement of the Visa Litigation, the remaining 0.9 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., which are publicly traded. The Class B shares are excluded from the Company’s financial instruments disclosures included in Note 15.

U.S. Bancorp	63

Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2019:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$52	$11,177
Third party borrowing arrangements	–	–	12
Securities lending indemnifications	5,444	–	5,350
Asset sales	–	115	7,328	(a)
Merchant processing	1,884	64	105,793
Tender option bond program guarantee	2,480	–	2,329
Minimum revenue guarantees	–	–	3
Other	–	109	1,370

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

The Company currently processes card transactions in the United States, Canada, Europe and Mexico through wholly-owned subsidiaries and a network of other financial institutions. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2019, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $11.9 billion. The Company held collateral of $1.1 billion in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At March 31, 2019, the liability was $50 million primarily related to these airline processing arrangements.

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At March 31, 2019, the Company had reserved $10 million for potential losses from representation and warranty obligations, compared with $10 million at December 31, 2018. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.

As of March 31, 2019 and December 31, 2018, the Company had $17 million and $15 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.

Litigation and Regulatory Matters

The Company is subject to various litigation and regulatory matters that arise in the ordinary course of its business. The Company establishes reserves for such matters when potential losses become probable and can be reasonably

64	U.S. Bancorp

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

Residential Mortgage-Backed Securities Litigation In the last several years, the Company and other large financial institutions have been sued in their capacity as trustee for residential mortgage–backed securities trusts. In the lawsuits brought against the Company, the investors allege that the Company’s banking subsidiary, U.S. Bank National Association (“U.S. Bank”), as trustee caused them to incur substantial losses by failing to enforce loan repurchase obligations and failing to abide by appropriate standards of care after events of default allegedly occurred. The plaintiffs in these matters seek monetary damages in unspecified amounts and most also seek equitable relief.

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

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2019 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	65

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31
	2019			2018
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$114,179	$720	2.52%	$113,493	$627	2.21%	.6%
Loans held for sale	2,132	25	4.73	3,134	33	4.21	(32.0)
Loans (b)
Commercial	101,960	1,076	4.28	97,465	860	3.58	4.6
Commercial real estate	39,470	489	5.03	40,366	440	4.42	(2.2)
Residential mortgages	65,582	654	4.00	60,174	558	3.72	9.0
Credit card	22,597	671	12.04	21,284	616	11.74	6.2
Other retail	56,501	665	4.77	57,051	593	4.21	(1.0)
Covered loans	–	–	–	3,048	45	5.85	*
Total loans	286,110	3,555	5.03	279,388	3,112	4.51	2.4
Other earning assets	17,073	81	1.93	15,834	50	1.28	7.8
Total earning assets	419,494	4,381	4.22	411,849	3,822	3.75	1.9
Allowance for loan losses	(3,982)			(3,933)			(1.2)
Unrealized gain (loss) on investment securities	(1,043)			(1,244)			16.2
Other assets	48,930			47,616			2.8
Total assets	$463,399			$454,288			2.0
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$73,433			$79,482			(7.6)%
Interest-bearing deposits
Interest checking	72,177	62	.35	70,358	26	.15	2.6
Money market savings	99,432	375	1.53	103,367	205	.81	(3.8)
Savings accounts	45,216	24	.21	44,388	8	.07	1.9
Time deposits	45,108	234	2.10	36,985	106	1.16	22.0
Total interest-bearing deposits	261,933	695	1.08	255,098	345	.55	2.7
Short-term borrowings	18,368	96	2.12	22,862	77	1.37	(19.7)
Long-term debt	41,855	304	2.94	33,655	203	2.43	24.4
Total interest-bearing liabilities	322,156	1,095	1.38	311,615	625	.81	3.4
Other liabilities	15,592			13,741			13.5
Shareholders’ equity
Preferred equity	5,984			5,419			10.4
Common equity	45,605			43,406			5.1
Total U.S. Bancorp shareholders’ equity	51,589			48,825			5.7
Noncontrolling interests	629			625			.6
Total equity	52,218			49,450			5.6
Total liabilities and equity	$463,399			$454,288			2.0
Net interest income		$3,286			$3,197
Gross interest margin			2.84%			2.94%
Gross interest margin without taxable-equivalent increments			2.81%			2.91%
Percent of Earning Assets
Interest income			4.22%			3.75%
Interest expense			1.06			.62
Net interest margin			3.16%			3.13%
Net interest margin without taxable-equivalent increments			3.13%			3.10%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

66	U.S. Bancorp

Part II — Other Information

Item 1. Legal Proceedings — See the information set forth in Note 16 in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for discussion of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 of this Report for information regarding shares repurchased by the Company during the first quarter of 2019.

Item 6. Exhibits

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
101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Shareholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

U.S. Bancorp	67

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ CRAIG E. GIFFORD

Dated: May 9, 2019		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

68	U.S. Bancorp

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Andrew Cecere, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

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

/s/ ANDREW CECERE
Andrew Cecere
Chief Executive Officer

Dated: May 9, 2019

U.S. Bancorp	69

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Terrance R. Dolan, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ TERRANCE R. DOLAN
Terrance R. Dolan Chief Financial Officer

Dated: May 9, 2019

70	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ANDREW CECERE	/s/ TERRANCE R. DOLAN
Andrew Cecere Chief Executive Officer Dated: May 9, 2019	Terrance R. Dolan Chief Financial Officer

U.S. Bancorp	71

Corporate Information

Executive Offices

U.S. Bancorp

800 Nicollet Mall

Minneapolis, MN 55402

Common Stock Transfer Agent and Registrar

Computershare acts as our transfer agent and registrar, dividend paying agent and dividend reinvestment plan administrator, and maintains all shareholder records for the Company. Inquiries related to shareholder records, stock transfers, changes of ownership, lost stock certificates, changes of address and dividend payment should be directed to the transfer agent at:

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

Investor Relations Contact

Jennifer A. Thompson, CFA

Executive Vice President, Investor Relations

jen.thompson@usbank.com

Phone: 612-303-0778 or 866-775-9668

Financial Information

U.S. Bancorp news and financial results are available through our website and by mail.

Website For information about U.S. Bancorp, including news, financial results, annual reports and other documents filed with the Securities and Exchange Commission, access our home page on the internet at usbank.com and click on About Us.

Mail At your request, we will mail to you our quarterly earnings, news releases, quarterly financial data reported on Form 10-Q, Form 10-K and additional copies of our annual reports. Please contact:

U.S. Bancorp Investor Relations

800 Nicollet Mall

Minneapolis, MN 55402

investorrelations@usbank.com

Phone: 866-775-9668

Media Requests

Dana E. Ripley

Chief Communications Officer

Public Affairs and Communications

dana.ripley@usbank.com

Phone: 612-303-3167

Privacy

U.S. Bancorp is committed to respecting the privacy of our customers and safeguarding the financial and personal information provided to us. To learn more about the U.S. Bancorp commitment to protecting privacy, visit usbank.com and click on Privacy.

Code of Ethics

At U.S. Bancorp, our commitment to high ethical standards guides everything we do. Demonstrating this commitment through our words and actions is how each of us does the right thing every day for our customers, shareholders, communities and each other. Our ethical culture has been recognized by the Ethisphere Institute, which again this year named us to its World’s Most Ethical Companies® list.

For details about our Code of Ethics and Business Conduct, visit usbank.com and click on About Us and then Investor Relations and then Corporate Governance.

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

Equal Opportunity and Affirmative Action

U.S. Bancorp and our subsidiaries are committed to providing Equal Employment Opportunity to all employees and applicants for employment. In keeping with this commitment, employment decisions are made based on abilities, not race, color, religion, national origin or ancestry, gender, age, disability, veteran status, sexual orientation, marital status, gender identity or expression, genetic information or any other factors protected by law. The Company complies with municipal, state and federal fair employment laws, including regulations applying to federal contractors.

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