Form 10-Q
period 2019-06-30
US BANCORP \DE\
filed 2019-08-01
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2019
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
(not applicable)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock , $.01 par value per share	USB	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrA	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrH	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrM	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series H Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrO	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series K Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrP	New York Stock Exchange
0.850% Medium-Term Notes, Series X (Senior), due June 7, 2024	USB/24B	New York Stock Exchange

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
of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2019
Common Stock , $0.01 Par Value	1,575,826,659 shares

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2019	2018	Percent Change	2019	2018	Percent Change
Condensed Income Statement
Net interest income	$3,305	$3,197	3.4%	$6,564	$6,365	3.1%
Taxable-equivalent adjustment (a)	27	29	(6.9)	54	58	(6.9)
Net interest income (taxable-equivalent basis) (b)	3,332	3,226	3.3	6,618	6,423	3.0
Noninterest income	2,473	2,404	2.9	4,759	4,671	1.9
Securities gains (losses), net	17	10	70.0	22	15	46.7
Total net revenue	5,822	5,640	3.2	11,399	11,109	2.6
Noninterest expense	3,153	3,085	2.2	6,240	6,140	1.6
Provision for credit losses	365	327	11.6	742	668	11.1
Income before taxes	2,304	2,228	3.4	4,417	4,301	2.7
Income taxes and taxable-equivalent adjustment	476	470	1.3	881	861	2.3
Net income	1,828	1,758	4.0	3,536	3,440	2.8
Net (income) loss attributable to noncontrolling interests	(7)	(8)	12.5	(16)	(15)	(6.7)
Net income attributable to U.S. Bancorp	$1,821	$1,750	4.1	$3,520	$3,425	2.8
Net income applicable to U.S. Bancorp common shareholders	$1,741	$1,678	3.8	$3,354	$3,275	2.4
Per Common Share
Earnings per share	$1.09	$1.02	6.9%	$2.10	$1.99	5.5%
Diluted earnings per share	1.09	1.02	6.9	2.10	1.98	6.1
Dividends declared per share	.37	.30	23.3	.74	.60	23.3
Book value per share (c)	29.63	27.02	9.7
Market value per share	52.40	50.02	4.8
Average common shares outstanding	1,590	1,642	(3.2)	1,596	1,647	(3.1)
Average diluted common shares outstanding	1,592	1,646	(3.3)	1,599	1,651	(3.1)
Financial Ratios
Return on average assets	1.55%	1.54%		1.52%	1.52%
Return on average common equity	15.0	15.3		14.7	15.1
Net interest margin (taxable-equivalent basis) (a)	3.13	3.13		3.14	3.13
Efficiency ratio (b)	54.3	54.8		54.8	55.3
Net charge-offs as a percent of average loans outstanding	.49	.48		.50	.49
Average Balances
Loans	$289,218	$278,624	3.8%	$287,672	$279,004	3.1%
Loans held for sale	3,162	3,545	(10.8)	2,650	3,341	(20.7)
Investment securities (d)	115,460	114,578	.8	114,823	114,039	.7
Earning assets	426,933	412,676	3.5	423,234	412,265	2.7
Assets	471,598	454,489	3.8	467,521	454,389	2.9
Noninterest-bearing deposits	73,096	78,987	(7.5)	73,263	79,234	(7.5)
Deposits	345,232	334,822	3.1	340,326	334,702	1.7
Short-term borrowings	17,169	20,602	(16.7)	17,765	21,726	(18.2)
Long-term debt	40,438	35,780	13.0	41,143	34,723	18.5
Total U.S. Bancorp shareholders’ equity	52,438	49,322	6.3	52,016	49,075	6.0

	June 30, 2019	December 31, 2018
Period End Balances
Loans	$292,028	$286,810	1.8%
Investment securities	115,580	112,165	3.0
Assets	481,719	467,374	3.1
Deposits	353,177	345,475	2.2
Long-term debt	41,008	41,340	(.8)
Total U.S. Bancorp shareholders’ equity	52,913	51,029	3.7
Asset Quality
Nonperforming assets	$953	$989	(3.6)%
Allowance for credit losses	4,466	4,441	.6
Allowance for credit losses as a percentage of period-end loans	1.53%	1.55%
Capital Ratios
Basel III standardized approach:
Common equity tier 1 capital	9.5%	9.1%
Tier 1 capital	11.0	10.7
Total risk-based capital	13.0	12.6
Leverage	9.3	9.0
Common equity tier 1 capital to risk-weighted assets for the Basel III advanced approaches	12.3	11.8
Tangible common equity to tangible assets (b)	7.9	7.8
Tangible common equity to risk-weighted assets (b)	9.7	9.4

(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

(b)	See Non-GAAP Financial Measures beginning on page 30.

(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.

(d)
Excludes unrealized gains and losses on
available-for-sale
investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale
to
held-to-maturity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW
Earnings Summary
U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.8 billion for the second quarter of 2019, or $1.09 per diluted common share, compared with $1.8 billion, or $1.02 per diluted common share, for the second quarter of 2018. Return on average assets and return on average common equity were 1.55 percent and 15.0 percent, respectively, for the second quarter of 2019, compared with 1.54 percent and 15.3 percent, respectively, for the second quarter of 2018.
Total net revenue for the second quarter of 2019 was $182 million (3.2 percent) higher than the second quarter of 2018, reflecting a 3.4 percent increase in net interest income (3.3 percent on a taxable-equivalent basis) and a 3.1 percent increase in noninterest income. The increase in net interest income from the second quarter of 2018 was mainly a result of the impact of loan growth and mix changes, as well as higher yields on reinvestment of securities, partially offset by the impact of a flatter yield curve, higher rates on deposits and changes in funding mix. The noninterest income increase was driven by growth in payment services revenue, trust and investment management fees, commercial products revenue and other noninterest income, partially offset by a decline in deposit service charges.
Noninterest expense in the second quarter of 2019 was $68 million (2.2 percent) higher than the second quarter of 2018, primarily due to higher personnel expense, technology and communications expense and net occupancy and equipment expense, all in support of business growth. Partially offsetting these increases was lower other noninterest expense driven by lower costs related to tax-advantaged
projects and Federal Deposit Insurance Corporation (“FDIC”) assessment costs.
The provision for credit losses for the second quarter of 2019 of $365 million was $38 million (11.6 percent) higher than the second quarter of 2018. Net charge-offs in the second quarter of 2019 were $350 million, compared with $332 million in the second quarter of 2018. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Net income attributable to U.S. Bancorp for the first six months of 2019 was $3.5 billion, or $2.10 per diluted common share, compared with $3.4 billion, or $1.98 per diluted common share, for the first six months of 2018. Return on average assets and return on average common equity were 1.52 percent and 14.7 percent, respectively, for the first six months of 2019, compared with 1.52 percent and 15.1 percent, respectively, for the first six months of 2018.
Total net revenue for the first six months of 2019 was $290 million (2.6 percent) higher than the first six months of 2018, reflecting a 3.1 percent increase in net interest income (3.0 percent on a taxable-equivalent basis) and a 2.0 percent increase in noninterest income. The increase in net interest income from a year ago was mainly a result of the impact of loan growth and mix changes, as well as higher yields on reinvestment of securities, partially offset by the impact of a flatter yield curve, higher rates on deposits and changes in funding mix. The noninterest income increase was driven by growth in payment services revenue, trust and investment management fees, commercial products revenue and other noninterest income, partially offset by declines in deposit service charges and mortgage banking revenue.
Noninterest expense in the first six months of 2019 was $100 million (1.6 percent) higher than the first six months of 2018, primarily due to higher personnel expense, technology and communications expense and net occupancy and equipment expense, all in support of business growth. Partially offsetting these increases was lower other noninterest expense driven by lower costs related to tax-advantaged
projects and FDIC assessment costs.
The provision for credit losses for the first six months of 2019 of $742 million was $74 million (11.1 percent) higher than the first six months of 2018. Net charge-offs in the first six months of 2019 were $717 million, compared with $673 million in the first six months of 2018. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U.S. Bancorp	3

STATEMENT OF INCOME ANALYSIS
Net Interest Income
 Net interest income, on a taxable-equivalent basis, was $3.3 billion in the second quarter and $6.6 billion in the first six months of 2019, representing increases of $106 million (3.3 percent) and $195 million (3.0 percent), respectively, over the same periods of 2018. The increases were principally driven by earning assets growth and higher yields on reinvestment of securities, partially offset by a flatter yield curve, deposit pricing and changes in funding mix. Average earning assets were $14.3 billion (3.5 percent) higher in the second quarter and $11.0 billion (2.7 percent) higher in the first six months of 2019, compared with the same periods of 2018, reflecting increases in loans, investment securities and other earning assets. The net interest margin, on a taxable-equivalent basis, in the second quarter and first six months of 2019 was 3.13 percent and 3.14 percent, respectively, compared with 3.13 percent in both the second quarter and first six months of 2018. Net interest margin was essentially flat year-over-year, reflecting the impacts of higher short-term interest rates, the reinvestment of securities, and changes in loan portfolio mix, offset by the adverse impact of the flattening yield curve as well as changes in deposit and funding mix. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Average total loans in the second quarter and first six months of 2019 were $10.6 billion (3.8 percent) and $8.7 billion (3.1 percent) higher, respectively, than the same periods of 2018, due to growth in residential mortgages, commercial loans, credit card loans and other retail loans, all driven by higher demand for loans from new and existing customers. These increases were partially offset by decreases in commercial real estate loans due to new originations being more than offset by customers paying down balances, given the later stage of the business cycle, and the fourth quarter of 2018 sale of the majority of the Company’s FDIC covered loans. Subsequent to the fourth quarter of 2018 sale, any remaining covered loan balances were reclassified to their respective portfolio category.
Average investment securities in the second quarter and first six months of 2019 were $882 million (0.8 percent) and $784 million (0.7 percent) higher, respectively, than the same periods of 2018, primarily due to purchases of mortgage-backed securities, net of prepayments and maturities.
Average total deposits for the second quarter and first six months of 2019 were $10.4 billion (3.1 percent) and $5.6 billion (1.7 percent) higher, respectively, than the same periods of 2018. Average time deposits for the second quarter and first six months of 2019 were $9.6 billion (25.5 percent) and $8.8 billion (23.8 percent) higher, respectively, than the same periods of 2018, driven by the migration of consumer customer deposit balances to higher yielding balances, as well as funding decisions based largely on relative pricing and liquidity characteristics. Average total savings deposits for the second quarter and first six months of 2019 were $6.7 billion (3.1 percent) and $2.7 billion (1.3 percent) higher, respectively, than the same periods of the prior year, driven by increases in Wealth Management and Investment Services, Consumer and Business Banking, and Corporate and Commercial Banking balances. Average noninterest-bearing deposits for the second quarter and first six months of 2019 decreased $5.9 billion (7.5 percent) and $6.0 billion (7.5 percent), respectively, from the same periods of the prior year, primarily due to balance migration to interest-bearing deposits and the continued deployment by customers of business deposits within Corporate and Commercial Banking and corporate trust balances within Wealth Management and Investment Services.

Table 2	Noninterest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2019	2018	Percent Change	2019	2018	Percent Change
Credit and debit card revenue	$365	$351	4.0%	$669	$675	(.9)%
Corporate payment products revenue	167	158	5.7	329	312	5.4
Merchant processing services	404	387	4.4	782	750	4.3
Trust and investment management fees	415	401	3.5	814	799	1.9
Deposit service charges	227	273	(16.8)	444	534	(16.9)
Treasury management fees	153	155	(1.3)	299	305	(2.0)
Commercial products revenue	249	234	6.4	468	454	3.1
Mortgage banking revenue	189	191	(1.0)	358	375	(4.5)
Investment products fees	47	47	–	92	93	(1.1)
Securities gains (losses), net	17	10	70.0	22	15	46.7
Other	257	207	24.2	504	374	34.8
Total noninterest income	$2,490	$2,414	3.1%	$4,781	$4,686	2.0%

4	U.S. Bancorp

Provision for Credit Losses
 The provision for credit losses for the second quarter and first six months of 2019 increased $38 million (11.6 percent) and $74 million (11.1 percent), respectively, from the same periods of 2018, primarily as a result of loan growth. Net charge-offs increased $18 million (5.4 percent) and $44 million (6.5 percent) in the second quarter and first six months of 2019, respectively, compared with the same periods of the prior year, primarily due to higher credit card loan net charge-offs. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income
 Noninterest income was $2.5 billion in the second quarter and $4.8 billion in the first six months of 2019, representing increases of $76 million (3.1 percent) and $95 million (2.0 percent), respectively, compared with the same periods of 2018. The increases from a year ago were driven by growth in payment services revenue, trust and investment management fees, commercial products revenue and other noninterest income, partially offset by a decline in deposit service charges. Payment services revenue increased due to higher merchant processing services revenue and corporate payment products revenue, both driven by higher sales volume. In addition, payment services revenue increased in the second quarter of 2019, compared with the second quarter of 2018, due to higher credit and debit card revenue. Trust and investment management fees increased due to business growth and favorable market conditions. Commercial products revenue increased primarily due to higher corporate bond fees and trading revenue, partially offset by lower syndication fees. Other noninterest income also increased from a year ago primarily due to higher equity investment income, higher tax-advantaged
investment syndication revenue, and transition services agreement revenue associated with the sale of the Company’s ATM third-party processing business in 2018. Deposit service charges decreased primarily due to the ATM third-party servicing sale. The increase in noninterest income in the first six months of 2019, compared with the same period of the prior year, was further offset by a decrease in mortgage banking revenue. The decrease in mortgage banking revenue was due to changes in mortgage servicing rights (“MSRs”) valuations, net of hedging activities, and lower servicing income, partially offset by higher production volume.
Noninterest Expense
 Noninterest expense was $3.2 billion in the second quarter and $6.2 billion in the first six months of 2019, representing increases of $68 million (2.2 percent) and $100 million (1.6 percent), respectively, over the same periods of 2018. The increases from a year ago were primarily due to higher personnel costs, technology and communications expense and net occupancy and equipment expense, partially offset by lower other noninterest expense. Compensation expense increased principally due to the impact of merit increases and hiring to support business growth, while employee benefits expense increased primarily due to increased medical costs. Technology and communications expense and net occupancy and equipment expense increased to support business growth. Other noninterest expense decreased due to lower FDIC assessment costs, driven by the elimination of the surcharge in the fourth quarter of 2018, and lower costs related to tax-advantaged
projects, partially offset by higher other expenses.

Table 3	Noninterest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2019	2018	Percent Change	2019	2018	Percent Change
Compensation	$1,574	$1,542	2.1%	$3,133	$3,065	2.2%
Employee benefits	314	299	5.0	647	629	2.9
Net occupancy and equipment	281	262	7.3	558	527	5.9
Professional services	106	95	11.6	201	178	12.9
Marketing and business development	111	111	–	200	208	(3.8)
Technology and communications	270	242	11.6	527	477	10.5
Postage, printing and supplies	73	80	(8.8)	145	160	(9.4)
Other intangibles	42	40	5.0	82	79	3.8
Other	382	414	(7.7)	747	817	(8.6)
Total noninterest expense	$3,153	$3,085	2.2%	$6,240	$6,140	1.6%
Efficiency ratio (a)	54.3%	54.8%		54.8%	55.3%

a)	See Non-GAAP Financial Measures beginning on page 30.

U.S. Bancorp	5

Income Tax Expense
 The provision for income taxes was $449 million (an effective rate of 19.7 percent) for the second quarter and $827 million (an effective rate of 19.0 percent) for the first six months of 2019, compared with $441 million (an effective rate of 20.1 percent) and $803 million (an effective rate of 18.9 percent) for the same periods of 2018. For further information on income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans
 The Company’s loan portfolio was $292.0 billion at June 30, 2019, compared with $286.8 billion at December 31, 2018, an increase of $5.2 billion (1.8 percent). The increase was driven by higher residential mortgages, commercial loans, other retail loans and credit card loans, partially offset by lower commercial real estate loans.
Residential mortgages held in the loan portfolio increased $2.9 billion (4.4 percent) at June 30, 2019, compared with December 31, 2018, as origination activity more than offset the effect of customers paying down balances in the first six months of 2019. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Commercial loans increased $1.5 billion (1.5 percent) at June 30, 2019, compared with December 31, 2018, reflecting higher demand from new and existing customers.
Other retail loans increased $945 million (1.7 percent) at June 30, 2019, compared with December 31, 2018, the result of increases in installment loans and auto loans, partially offset by decreases in home equity loans, revolving credit balances and retail leasing loans.
Credit card loans increased $63 million (0.3 percent) at June 30, 2019, compared with December 31, 2018, reflecting seasonal growth in the second quarter of 2019.
Commercial real estate loans decreased $205 million (0.5 percent) at June 30, 2019, compared with December 31, 2018, primarily the result of new originations being more than offset by customers paying down balances, given the later stage of the business cycle.
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
Loans Held for Sale
 Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $3.8 billion at June 30, 2019, compared with $2.1 billion at December 31, 2018. The increase in loans held for sale was principally due to a higher level of mortgage loan closings in the second quarter of 2019, reflecting the impact of declining interest rates. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

6	U.S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At June 30, 2019 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$2,034	$2,027	.6	1.60%	$225	$225	.1	1.74%
Maturing after one year through five years	14,920	14,919	2.5	1.73	3,902	3,897	3.8	1.71
Maturing after five years through ten years	220	225	6.2	2.84	521	527	6.3	2.44
Maturing after ten years	–	–	–	–	–	–	–	–

Total	$17,174	$17,171	2.3	1.73%	$4,648	$4,649	3.9	1.79%
Mortgage-Backed Securities (a)
Maturing in one year or less	$29	$29	.7	3.09%	$199	$198	.7	2.20%
Maturing after one year through five years	33,720	33,772	3.5	2.74	33,145	33,133	3.6	2.56
Maturing after five years through ten years	9,560	9,487	5.8	2.62	8,136	8,111	5.5	2.66
Maturing after ten years	1,841	1,847	11.9	3.42	229	231	12.1	3.37

Total	$45,150	$45,135	4.4	2.75%	$41,709	$41,673	4.0	2.58%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%	$–	$–	–	–%
Maturing after one year through five years	383	388	3.3	3.70	4	6	3.4	3.12
Maturing after five years through ten years	–	–	–	–	1	–	6.3	3.21
Maturing after ten years	–	–	–	–	–	1	15.6	3.02

Total	$383	$388	3.3	3.70%	$5	$7	3.7	3.13%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$189	$190	.2	5.67%	$–	$–	.5	7.34%
Maturing after one year through five years	686	710	3.4	4.55	–	–	3.1	6.40
Maturing after five years through ten years	5,202	5,406	7.5	4.32	4	4	6.7	1.89
Maturing after ten years	196	197	22.3	4.30	–	–	–	–

Total	$6,273	$6,503	7.3	4.39%	$4	$4	6.2	2.40%
Other
Maturing in one year or less	$–	$–	–	–%	$17	$17	.5	3.30%
Maturing after one year through five years	–	–	–	–	–	–	–	–
Maturing after five years through ten years	–	–	–	–	–	–	–	–
Maturing after ten years	–	–	–	–	–	–	–	–

Total	$–	$–	–	–%	$17	$17	.5	3.30%
Total investment securities (d)	$68,980	$69,197	4.1	2.65%	$46,383	$46,350	4.0	2.50%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.

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

	June 30, 2019		December 31, 2018
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$21,822	18.9%	$24,706	21.8%
Mortgage-backed securities	86,859	75.3	81,464	71.8
Asset-backed securities	388	.3	402	.4
Obligations of state and political subdivisions	6,277	5.5	6,842	6.0
Other	17	–	17	–
Total investment securities	$115,363	100.0%	$113,431	100.0%

U.S. Bancorp	7

Investment Securities
 Investment securities totaled $115.6 billion at June 30, 2019, compared with $112.2 billion at December 31, 2018. The $3.4 billion (3.0 percent) increase was primarily due to $1.9 billion of net investment purchases and a $1.5 billion favorable change in net unrealized gains (losses) on available-for-sale
investment securities.
The Company’s available-for-sale securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At June 30, 2019, the Company’s net unrealized gains on available-for-sale securities were $218 million, compared with $1.3 billion of net unrealized losses at December 31, 2018. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of U.S. Treasury, mortgage-backed and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale securities totaled $341 million at June 30, 2019, compared with $1.4 billion at December 31, 2018. At June 30, 2019, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 3 and 15 in the Notes to Consolidated Financial Statements for further information on investment securities.
Deposits
 Total deposits were $353.2 billion at June 30, 2019, compared with $345.5 billion at December 31, 2018, the result of increases in total savings deposits and time deposits, partially offset by a decrease in noninterest-bearing deposits. Money market deposit balances increased $14.0 billion (14.0 percent) at June 30, 2019, compared with December 31, 2018, primarily due to higher Wealth Management and Investment Services, and Corporate and Commercial Banking balances. Savings account balances increased $1.4 billion (3.2 percent), primarily due to higher Consumer and Business Banking balances. Interest checking balances decreased $2.6 billion (3.6 percent), primarily due to lower Wealth Management and Investment Services, and Corporate and Commercial Banking balances. Time deposits increased $552 million (1.2 percent) at June 30, 2019, compared with December 31, 2018, driven by the migration of consumer customer deposit balances to higher yielding balances, partially offset by a decrease in those deposits managed as an alternative to other funding sources such as wholesale borrowing, based largely on relative pricing and liquidity characteristics. Noninterest-bearing deposits decreased $5.6 billion (6.9 percent) at June 30, 2019, compared with December 31, 2018, primarily due to lower Corporate and Commercial Banking, and Wealth Management and Investment Services balances, resulting primarily from balance migration to interest-bearing deposits and continued deployment of deposits by customers.
Borrowings
 The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $15.0 billion at June 30, 2019, compared with $14.1 billion at December 31, 2018. The $893 million (6.3 percent) increase in short-term borrowings was primarily due to higher commercial paper and federal funds purchased balances, partially offset by lower repurchase agreement balances. Long-term debt was $41.0 billion at June 30, 2019, compared with $41.3 billion at December 31, 2018. The $332 million (0.8 percent) decrease was primarily due to $1.5 billion of medium-term note repayments and $3.3 billion of bank note repayments and maturities, partially offset by $3.3 billion of bank note and $1.3 billion of medium-term note issuances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off portfolio. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10- or 15-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20- or 10-year amortization period, respectively. At June 30, 2019, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.2 billion, or 9 percent, of the outstanding home equity line balances at June 30, 2019, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and credit scores, and in some cases, updated loan-to-value (“LTV”) information reflecting current market conditions on real estate-based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.
The Company further disaggregates its loan portfolio segments into various classes based on their underlying risk characteristics. The two classes within the

10	U.S. Bancorp

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
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV and borrower type at June 30, 2019:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$2,243	$55,375	$57,618	84.9%
Over 80% through 90%	21	5,826	5,847	8.6
Over 90% through 100%	–	768	768	1.1
Over 100%	1	323	324	.5
No LTV available	–	27	27	–
Loans purchased from GNMA mortgage pools (a)	–	3,329	3,329	4.9
Total	$2,265	$65,648	$67,913	100.0%
Borrower Type
Prime borrowers	$2,265	$61,669	$63,934	94.1%
Sub-prime borrowers	–	650	650	1.0
Loans purchased from GNMA mortgage pools (a)	–	3,329	3,329	4.9
Total	$2,265	$65,648	$67,913	100.0%

(a)
Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$11,419	$937	$12,356	78.3%
Over 80% through 90%	1,864	759	2,623	16.6
Over 90% through 100%	417	70	487	3.1
Over 100%	153	12	165	1.1
No LTV/CLTV available	142	7	149	.9
Total	$13,995	$1,785	$15,780	100.0%
Borrower Type
Prime borrowers	$13,958	$1,739	$15,697	99.5%
Sub-prime borrowers	37	46	83	.5
Total	$13,995	$1,785	$15,780	100.0%

Home equity and second mortgages were $15.8 billion at June 30, 2019, compared with $16.1 billion at December 31, 2018, and included $4.0 billion of home equity lines in a first lien position and $11.8 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at June 30, 2019, included approximately $4.8 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $7.0 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

U.S. Bancorp	11

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at June 30, 2019:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,766	$6,983	$11,749
Percent 30-89 days past due	.37%	.51%	.46%
Percent 90 days or more past due	.04%	.05%	.04%
Weighted-average CLTV	70%	67%	68%
Weighted-average credit score	781	776	778

See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.
Loan Delinquencies
Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $752 million at June 30, 2019, compared with $584 million at December 31, 2018. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off
timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.26 percent at June 30, 2019, compared with 0.20 percent at December 31, 2018. Commercial loans 90 days or more past due were elevated at June 30, 2019, related to one customer that is expected to resolve without a credit loss.

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	June 30, 2019	December 31, 2018
Commercial
Commercial	.28%	.07%
Lease financing	–	–
Total commercial	.26	.07
Commercial Real Estate
Commercial mortgages	–	–
Construction and development	.01	–
Total commercial real estate	–	–
Residential Mortgages (a)	.17	.18
Credit Card	1.14	1.25
Other Retail
Retail leasing	.02	.04
Home equity and second mortgages	.34	.35
Other	.13	.15
Total other retail	.17	.19
Total loans	.26%	.20%

90 days or more past due including nonperforming loans	June 30, 2019	December 31, 2018
Commercial	.53%	.27%
Commercial real estate	.24	.29
Residential mortgages (a)	.55	.63
Credit card	1.14	1.25
Other retail	.47	.54
Total loans	.53%	.49%

(a)
Delinquent loan ratios exclude $1.6 billion at June 30, 2019, and $1.7 billion at December 31, 2018, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 2.95 percent at June 30, 2019, and 3.21 percent at December 31, 2018.

12	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Residential Mortgages (a)
30-89 days	$184	$181	.26%	.27%
90 days or more	113	114	.17	.18
Nonperforming	263	296	.39	.46
Total	$560	$591	.82%	.91%
Credit Card
30-89 days	$288	$324	1.23%	1.39%
90 days or more	267	293	1.14	1.25
Nonperforming	–	–	–	–
Total	$555	$617	2.37%	2.64%
Other Retail
Retail Leasing
30-89 days	$38	$37	.45%	.43%
90 days or more	2	3	.02	.04
Nonperforming	11	12	.13	.14
Total	$51	$52	.60%	.61%
Home Equity and Second Mortgages
30-89 days	$82	$90	.51%	.56%
90 days or more	53	57	.34	.35
Nonperforming	118	145	.75	.90
Total	$253	$292	1.60%	1.81%
Other (b)
30-89 days	$264	$276	.80%	.87%
90 days or more	43	48	.13	.15
Nonperforming	40	40	.12	.13
Total	$347	$364	1.05%	1.15%

(a)
Excludes $403 million of loans 30-89 days past due and $1.6 billion of loans 90 days or more past due at June 30, 2019, purchased from GNMA mortgage pools that continue to accrue interest, compared with $430 million and $1.7 billion at December 31, 2018, respectively.

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
Troubled Debt Restructurings
Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At June 30, 2019, performing TDRs were $3.7 billion, compared with $3.9 billion at December 31, 2018. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.
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

U.S. Bancorp	13

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At June 30, 2019 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$242	4.1%	2.7%	$122	(a)	$364
Commercial real estate	137	3.0	–	37	(b)	174
Residential mortgages	1,357	3.1	4.2	170		1,527	(d)
Credit card	258	10.5	6.1	–		258
Other retail	148	7.3	7.4	38	(c)	186	(e)
TDRs, excluding loans purchased from GNMA mortgage pools	2,142	4.4	4.2	367		2,509
Loans purchased from GNMA mortgage pools (g)	1,598	–	–	–		1,598	(f)
Total	$3,740	2.5%	2.4%	$367		$4,107

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

(d)
Includes $325 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $35 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(e)
Includes $92 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $16 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(f)
Includes $147 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $431 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(g)
Approximately 5.8 percent and 48.2 percent of the total TDR loans purchased from GNMA mortgage pools are 30-89 days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

14	U.S. Bancorp

Short-term Modifications
The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modifications were not material at June 30, 2019.
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
At June 30, 2019, total nonperforming assets were $953 million, compared to $989 million at December 31, 2018. The $36 million (3.6 percent) decrease in nonperforming assets was driven by improvements in nonperforming residential mortgages, other retail loans, commercial real estate loans, and OREO, partially offset by an increase in nonperforming commercial loans. The ratio of total nonperforming assets to total loans and other real estate was 0.33 percent at June 30, 2019, compared with 0.34 percent at December 31, 2018.
OREO was $88 million at June 30, 2019, compared with $111 million at December 31, 2018, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Residential
Illinois	$10	$11	.22%	.25%
California	9	11	.03	.04
New York	7	8	.83	.97
Ohio	5	6	.19	.22
Oregon	4	5	.12	.15
All other states	49	65	.11	.14
Total residential	84	106	.10	.13
Commercial
California	3	3	.01	.01
Idaho	–	1	–	.09
All other states	1	1	–	–
Total commercial	4	5	–	–
Total	$88	$111	.03%	.04%

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	June 30, 2019	December 31, 2018
Commercial
Commercial	$254	$186
Lease financing	25	23
Total commercial	279	209
Commercial Real Estate
Commercial mortgages	81	76
Construction and development	11	39
Total commercial real estate	92	115
Residential Mortgages (b)	263	296
Credit Card	–	–
Other Retail
Retail leasing	11	12
Home equity and second mortgages	118	145
Other	40	40
Total other retail	169	197
Total nonperforming loans	803	817
Other Real Estate (c)	88	111
Other Assets	62	61
Total nonperforming assets	$953	$989
Accruing loans 90 days or more past due (b)	$752	$584
Nonperforming loans to total loans	.27%	.28%
Nonperforming assets to total loans plus other real estate (c)	.33%	.34%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2018	$338	$651	$989
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	452	145	597
Advances on loans	4	1	5
Total additions	456	146	602
Reductions in nonperforming assets
Paydowns, payoffs	(99)	(80)	(179)
Net sales	(164)	(47)	(211)
Return to performing status	(8)	(111)	(119)
Charge-offs (d)	(115)	(14)	(129)
Total reductions	(386)	(252)	(638)
Net additions to (reductions in) nonperforming assets	70	(106)	(36)
Balance June 30, 2019	$408	$545	$953

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.

(b)
Excludes $1.6 billion at June 30, 2019, and $1.7 billion at December 31, 2018, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)
Foreclosed GNMA loans of $201 million and $235 million at June 30, 2019, and December 31, 2018, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Commercial
Commercial	.23%	.23%	.26%	.24%
Lease financing	.22	.29	.18	.29
Total commercial	.23	.24	.26	.24
Commercial Real Estate
Commercial mortgages	.03	–	.01	(.03)
Construction and development	(.04)	–	(.02)	.02
Total commercial real estate	.01	–	.01	(.02)
Residential Mortgages	.02	.03	.02	.04
Credit Card	3.99	3.97	4.01	3.99
Other Retail
Retail leasing	.09	.15	.14	.15
Home equity and second mortgages	(.03)	(.05)	(.03)	(.04)
Other	.71	.76	.76	.77
Total other retail	.42	.43	.44	.45
Total loans	.49%	.48%	.50%	.49%

Analysis of Loan Net Charge-Offs
 Total loan net charge-offs were $350 million for the second quarter and $717 million for the first six months of 2019, compared with $332 million and $673 million, respectively, for the same periods of 2018. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2019 was 0.49 percent and 0.50 percent, respectively, compared with 0.48 percent and 0.49 percent, respectively, for the same periods of 2018. The year-over-year increases in net charge-offs reflected higher credit card loan net charge-offs.
Analysis and Determination of the Allowance for Credit Losses
 The allowance for credit losses reserves for probable and estimable losses incurred in the Company’s loan and lease portfolio, including unfunded credit commitments. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the appropriateness of the allowance for incurred losses on a quarterly basis.
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
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At June 30, 2019, the Company serviced the first lien on 41 percent of the home equity loans and lines in a junior

U.S. Bancorp	17

lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $302 million or 1.9 percent of its total home equity portfolio at June 30, 2019, represented non-delinquent
junior liens where the first lien was delinquent or modified.
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
At June 30, 2019, the allowance for credit losses was $4.5 billion (1.53 percent of period-end
loans), compared with an allowance of $4.4 billion (1.55 percent of period-end
loans) at December 31, 2018. The ratio of the allowance for credit losses to nonperforming loans was 556 percent at June 30, 2019, compared with 544 percent at December 31, 2018. The ratio of the allowance for credit losses to annualized loan net charge-offs was 318 percent at June 30, 2019, compared with 328 percent of full year 2018 net charge-offs at December 31, 2018.

18	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2019	2018	2019	2018
Balance at beginning of period	$4,451	$4,417	$4,441	$4,417
Charge-Offs
Commercial
Commercial	94	77	200	165
Lease financing	4	6	9	12
Total commercial	98	83	209	177
Commercial real estate
Commercial mortgages	3	1	4	3
Construction and development	–	1	–	2
Total commercial real estate	3	2	4	5
Residential mortgages	11	12	19	25
Credit card	262	248	519	496
Other retail
Retail leasing	5	5	11	10
Home equity and second mortgages	4	6	9	12
Other	81	81	166	165
Total other retail	90	92	186	187
Total charge-offs	464	437	937	890
Recoveries
Commercial
Commercial	38	23	73	55
Lease financing	1	2	4	4
Total commercial	39	25	77	59
Commercial real estate
Commercial mortgages	1	1	2	7
Construction and development	1	1	1	1
Total commercial real estate	2	2	3	8
Residential mortgages	7	8	12	14
Credit card	35	38	67	75
Other retail
Retail leasing	3	2	5	4
Home equity and second mortgages	5	8	11	15
Other	23	22	45	42
Total other retail	31	32	61	61
Total recoveries	114	105	220	217
Net Charge-Offs
Commercial
Commercial	56	54	127	110
Lease financing	3	4	5	8
Total commercial	59	58	132	118
Commercial real estate
Commercial mortgages	2	–	2	(4)
Construction and development	(1)	–	(1)	1
Total commercial real estate	1	–	1	(3)
Residential mortgages	4	4	7	11
Credit card	227	210	452	421
Other retail
Retail leasing	2	3	6	6
Home equity and second mortgages	(1)	(2)	(2)	(3)
Other	58	59	121	123
Total other retail	59	60	125	126
Total net charge-offs	350	332	717	673
Provision for credit losses	365	327	742	668
Other changes	–	(1)	–	(1)
Balance at end of period (a)	$4,466	$4,411	$4,466	$4,411
Components
Allowance for loan losses	$4,019	$3,920
Liability for unfunded credit commitments	447	491
Total allowance for credit losses	$4,466	$4,411
Allowance for Credit Losses as a Percentage of
Period-end loans	1.53%	1.57%
Nonperforming loans	556	484
Nonperforming and accruing loans 90 days or more past due	287	284
Nonperforming assets	469	404
Annualized net charge-offs	318	331

(a)	At June 30, 2019 and 2018, $1.8 billion and $1.7 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

U.S. Bancorp	19

Residual Value Risk Management
 The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2019, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2018. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on
Form 10-K
 for the year ended December 31, 2018, for further discussion on residual value risk management.
Operational Risk Management
 Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. The Company maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom it does business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. Refer to “Management’s Discussion and Analysis —Operational Risk Management” in the Company’s Annual Report on
Form 10-K
 for the year ended December 31, 2018, for further discussion on operational risk management.
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
Interest Rate Risk Management
 In the banking industry, changes in interest rates are a significant risk that can impact earnings, market valuations and the safety and soundness of an entity. To manage the impact on net interest income and the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Management Committee (“ALCO”) and approved by the Board of Directors. The ALCO has the responsibility for approving and ensuring compliance with the ALCO management policies, including interest rate risk exposure. The Company uses net interest income simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk. The Company has established policy limits within which it manages the overall interest rate risk profile, and at June 30, 2019 and December 31, 2018, the Company was within those limits.
Net Interest Income Simulation Analysis
 Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. While the Company utilizes assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. For example, if deposit outflows are more limited (stable) than the assumptions the Company used in preparing Table 9, the projected impact to net interest income would increase to 1.40 percent in the “Up 50 basis point (“bps”)” and 2.32 percent in the “Up 200 bps” scenarios. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on
Form 10-K
 for the year ended December 31, 2018, for further discussion on net interest income simulation analysis.

Table 9	Sensitivity of Net Interest Income

	June 30, 2019				December 31, 2018
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(1.83)%	.98%	(3.22)%	.62%	(1.43)%	1.02%	(3.90)%	1.45%

20	U.S. Bancorp

Market Value of Equity Modeling
 The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. A 200 bps increase would have resulted in a 2.2 percent decrease in the market value of equity at June 30, 2019, compared with a 2.3 percent decrease at December 31, 2018. A 200 bps decrease would have resulted in a 12.8 percent decrease in the market value of equity at June 30, 2019, compared with a 7.3 percent decrease at December 31, 2018. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion on market value of equity modeling.
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
Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At June 30, 2019, the Company had $
5.7
 billion of forward commitments to sell, hedging $
2.9
 billion of MLHFS and $
3.5
 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.
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

process, the Company considers risk arising from its trading activities, as well as the remeasurement volatility of foreign currency denominated balances included on its Consolidated Balance Sheet (collectively, “Covered Positions”), employing methodologies consistent with the requirements of regulatory rules for market risk. The Company’s Market Risk Committee (“MRC”), within the framework of the ALCO, oversees market risk management. The MRC monitors and reviews the Company’s Covered Positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company uses a VaR approach to measure general market risk. Theoretically, VaR represents the statistical risk of loss the Company has to adverse market movements over a one-day time horizon. The Company uses the Historical Simulation method to calculate VaR for its Covered Positions measured at the ninety-ninth percentile using a one-year look-back period for distributions derived from past market data. The market factors used in the calculations include those pertinent to market risks inherent in the underlying trading portfolios, principally those that affect the Company’s corporate bond trading business, foreign currency transaction business, client derivatives business, loan trading business and municipal securities business, as well as those inherent in the Company’s foreign denominated balances and the derivatives used to mitigate the related measurement volatility. On average, the Company expects the one-day VaR to be exceeded by actual losses two to three times per year related to these positions. The Company monitors the accuracy of internal VaR models and modeling processes by back-testing model performance, regularly updating the historical data used by the VaR models and regular model validations to assess the accuracy of the models’ input, processing, and reporting components. All models are required to be independently reviewed and approved prior to being placed in use. If the Company were to experience market losses in excess of the estimated VaR more often than expected, the VaR models and associated assumptions would be analyzed and adjusted.
The average, high, low and period-end one-day VaR amounts for the Company’s Covered Positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2019	2018
Average	$1	$1
High	2	1
Low	1	1
Period-end	1	1

The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the six months ended June 30, 2019 and 2018. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and period-end one-day Stressed VaR amounts for the Company’s Covered Positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2019	2018
Average	$6	$5
High	9	8
Low	4	2
Period-end	7	7

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
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Six Months Ended June 30 (Dollars in Millions)	2019	2018
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$2	$1
High	4	2
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$6	$6
High	8	7
Low	4	5

22	U.S. Bancorp

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
The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at Federal Reserve Bank’s Discount Window. At June 30, 2019, the fair value of unencumbered available-for-sale and held-to-maturity investment securities totaled $105.6 billion, compared with $100.2 billion at December 31, 2018. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At June 30, 2019, the Company could have borrowed an additional $104.4 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $353.2 billion at June 30, 2019, compared with $345.5 billion at December 31, 2018. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $41.0 billion at June 30, 2019, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $15.0 billion at June 30, 2019, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At June 30, 2019, parent company long-term debt outstanding was $16.1 billion, compared with $16.3 billion at December 31, 2018. The decrease was primarily due to $1.5 billion of medium-term note repayments, partially offset by $1.3 billion of medium-term note issuances. As of June 30, 2019, there was no parent company debt scheduled to mature in the remainder of 2019.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. At June 30, 2019, the Company was compliant with this requirement.
Refer to “Management’s Discussion and Analysis —Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion on liquidity risk management.
European Exposures
The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for both the three and six months ended June 30,

U.S. Bancorp	23

2019. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2019, the Company had an aggregate amount on deposit with European banks of approximately $7.2 billion, predominately with the Central Bank of Ireland and Bank of England.
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

Capital Management
The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, which includes two comprehensive methodologies for calculating risk-weighted assets: a general standardized approach and more risk-sensitive advanced approaches, with the Company’s capital adequacy being evaluated against the methodology that is most restrictive. Currently, the standardized approach is most restrictive. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at June 30, 2019 and December 31, 2018. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the standardized approach, was 7.9 percent and 9.7 percent, respectively, at June 30, 2019, compared with 7.8 percent and 9.4 percent, respectively, at December 31, 2018.
Total U.S. Bancorp shareholders’ equity was $52.9 billion at June 30, 2019, compared with $51.0 billion at December 31, 2018. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss), partially offset by common share repurchases and dividends.

24	U.S. Bancorp

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2019	December 31, 2018
Basel III standardized approach:
Common equity tier 1 capital	$36,909	$34,724
Tier 1 capital	42,923	40,741
Total risk-based capital	50,370	48,178
Risk-weighted assets	388,709	381,661

Common equity tier 1 capital as a percent of risk-weighted assets	9.5%	9.1%
Tier 1 capital as a percent of risk-weighted assets	11.0	10.7
Total risk-based capital as a percent of risk-weighted assets	13.0	12.6
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.3	9.0

Basel III advanced approaches:
Common equity tier 1 capital	$36,909	$34,724
Tier 1 capital	42,923	40,741
Total risk-based capital	47,316	45,136
Risk-weighted assets	299,527	295,002

Common equity tier 1 capital as a percent of risk-weighted assets	12.3%	11.8%
Tier 1 capital as a percent of risk-weighted assets	14.3	13.8
Total risk-based capital as a percent of risk-weighted assets	15.8	15.3
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.4	7.2

The following table provides a detailed analysis of all shares purchased by the Company during the second quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
April	7,161,072	$52.00	7,161,072	$410
May	6,614,173	52.75	6,614,173	61
June	1,120,593	52.39	1,120,593	–
Total	14,895,838	$52.36	14,895,838	$–

(a)	All shares were purchased under the July 1, 2018 through June 30, 2019, $3.0 billion common stock repurchase authorization program announced June 28, 2018.

On June 27, 2019, the Company announced its Board of Directors had approved an authorization to repurchase up to $3.0 billion of its common stock, from July 1, 2019 through June 30, 2020.
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
Corporate and Commercial Banking
Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit
and public sector clients. Corporate and Commercial Banking contributed $416 million of the Company’s net income in both the second quarter of 2019 and 2018 and contributed $818 million of the Company’s net income in the first six months of 2019, or an increase of $14 million (1.7 percent), compared with the same period of 2018.
Net revenue increased $14 million (1.5 percent) in the second quarter and $20 million (1.1 percent) in the first six months of 2019, compared with the same periods of 2018. Net interest income, on a taxable-equivalent basis, decreased $8 million (1.1 percent) in the

U.S. Bancorp	25

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking
Three Months Ended June 30 (Dollars in Millions)	2019	2018	Percent Change	2019	2018	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$718	$726	(1.1)%	$1,581	$1,519	4.1%
Noninterest income	245	223	9.9	567	594	(4.5)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	963	949	1.5	2,148	2,113	1.7
Noninterest expense	409	405	1.0	1,318	1,327	(.7)
Other intangibles	1	1	–	5	7	(28.6)
Total noninterest expense	410	406	1.0	1,323	1,334	(.8)
Income before provision and income taxes	553	543	1.8	825	779	5.9
Provision for credit losses	(2)	(12)	83.3	79	55	43.6
Income before income taxes	555	555	–	746	724	3.0
Income taxes and taxable-equivalent adjustment	139	139	–	187	181	3.3
Net income	416	416	–	559	543	2.9
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$416	$416	–	$559	$543	2.9
Average Balance Sheet
Commercial	$78,067	$74,757	4.4%	$9,709	$9,792	(.8)%
Commercial real estate	18,514	18,690	(.9)	16,043	16,307	(1.6)
Residential mortgages	6	6	–	63,073	57,578	9.5
Credit card	–	–	–	–	–	–
Other retail	1	1	–	54,889	53,330	2.9
Covered loans	–	–	–	–	2,897	*
Total loans	96,588	93,454	3.4	143,714	139,904	2.7
Goodwill	1,647	1,647	–	3,475	3,632	(4.3)
Other intangible assets	9	11	(18.2)	2,717	2,932	(7.3)
Assets	106,680	102,521	4.1	157,384	154,579	1.8
Noninterest-bearing deposits	28,874	33,314	(13.3)	27,060	27,348	(1.1)
Interest checking	10,552	9,544	10.6	51,372	50,512	1.7
Savings products	42,325	42,448	(.3)	62,041	61,936	.2
Time deposits	17,813	18,370	(3.0)	15,470	12,773	21.1
Total deposits	99,564	103,676	(4.0)	155,943	152,569	2.2
Total U.S. Bancorp shareholders’ equity	10,362	10,498	(1.3)	11,737	11,855	(1.0)

	Corporate and Commercial Banking			Consumer and Business Banking
Six Months Ended June 30 (Dollars in Millions)	2019	2018	Percent Change	2019	2018	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,444	$1,448	(.3)%	$3,148	$3,031	3.9%
Noninterest income	454	430	5.6	1,102	1,171	(5.9)
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	1,898	1,878	1.1	4,250	4,202	1.1
Noninterest expense	818	801	2.1	2,605	2,628	(.9)
Other intangibles	2	2	–	10	14	(28.6)
Total noninterest expense	820	803	2.1	2,615	2,642	(1.0)
Income before provision and income taxes	1,078	1,075	.3	1,635	1,560	4.8
Provision for credit losses	(13)	2	*	149	110	35.5
Income before income taxes	1,091	1,073	1.7	1,486	1,450	2.5
Income taxes and taxable-equivalent adjustment	273	269	1.5	372	363	2.5
Net income	818	804	1.7	1,114	1,087	2.5
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$818	$804	1.7	$1,114	$1,087	2.5
Average Balance Sheet
Commercial	$77,914	$74,757	4.2%	$9,581	$9,722	(1.5)%
Commercial real estate	18,579	18,908	(1.7)	16,024	16,363	(2.1)
Residential mortgages	6	6	–	62,493	57,315	9.0
Credit card	–	–	–	–	–	–
Other retail	1	1	–	54,642	54,123	1.0
Covered loans	–	–	–	–	2,972	*
Total loans	96,500	93,672	3.0	142,740	140,495	1.6
Goodwill	1,647	1,647	–	3,475	3,632	(4.3)
Other intangible assets	9	11	(18.2)	2,799	2,902	(3.5)
Assets	105,915	102,551	3.3	156,039	154,999	.7
Noninterest-bearing deposits	29,424	33,779	(12.9)	26,809	27,289	(1.8)
Interest checking	11,150	9,518	17.1	51,238	49,904	2.7
Savings products	41,739	43,187	(3.4)	61,709	61,608	.2
Time deposits	18,003	17,451	3.2	15,135	12,673	19.4
Total deposits	100,316	103,935	(3.5)	154,891	151,474	2.3
Total U.S. Bancorp shareholders’ equity	10,400	10,457	(.5)	11,739	11,845	(.9)

*	Not meaningful

(a)
Presented net of related rewards and rebate costs and certain partner payments of $566 million and $533 million for the three months ended June 30, 2019 and 2018, respectively, and $1.1 billion for both the six months ended June 30, 2019 and 2018.

(b)
Includes revenue generated from certain contracts with customers of $1.9 billion for both the three months ended June 30, 2019 and 2018, and $3.6 billion and $3.7 billion for the six months ended June 30, 2019 and 2018, respectively.

26	U.S. Bancorp

Wealth Management and Investment Services			Payment Services					Treasury and Corporate Support			Consolidated Company
2019	2018	Percent Change	2019		2018		Percent Change	2019	2018	Percent Change	2019		2018		Percent Change

$299	$282	6.0%	$592		$592		–%	$142	$107	32.7%	$3,332		$3,226		3.3%
445	430	3.5	950	(a)	902	(a)	5.3	266	255	4.3	2,473	(b)	2,404	(b)	2.9
–	–	–	–		–		–	17	10	70.0	17		10		70.0
744	712	4.5	1,542		1,494		3.2	425	372	14.2	5,822		5,640		3.2
435	453	(4.0)	736		705		4.4	213	155	37.4	3,111		3,045		2.2
3	4	(25.0)	33		28		17.9	–	–	–	42		40		5.0
438	457	(4.2)	769		733		4.9	213	155	37.4	3,153		3,085		2.2
306	255	20.0	773		761		1.6	212	217	(2.3)	2,669		2,555		4.5
2	–	*	295		281		5.0	(9)	3	*	365		327		11.6
304	255	19.2	478		480		(.4)	221	214	3.3	2,304		2,228		3.4
76	64	18.8	120		120		–	(46)	(34)	(35.3)	476		470		1.3
228	191	19.4	358		360		(.6)	267	248	7.7	1,828		1,758		4.0
–	–	–	–		–		–	(7)	(8)	12.5	(7)		(8)		12.5
$228	$191	19.4	$358		$360		(.6)	$260	$240	8.3	$1,821		$1,750		4.1

$3,952	$3,737	5.8%	$10,087		$8,963		12.5%	$1,418	$1,104	28.4%	$103,233		$98,353		5.0%
494	522	(5.4)	–		–		–	4,314	4,338	(.6)	39,365		39,857		(1.2)
3,755	3,245	15.7	–		–		–	–	5	*	66,834		60,834		9.9
–	–	–	22,830		21,220		7.6	–	–	–	22,830		21,220		7.6
1,706	1,721	(.9)	360		408		(11.8)	–	3	*	56,956		55,463		2.7
–	–	–	–		–		–	–	–	–	–		2,897		*
9,907	9,225	7.4	33,277		30,591		8.8	5,732	5,450	5.2	289,218		278,624		3.8
1,617	1,619	(.1)	2,806		2,535		10.7	–	–	–	9,545		9,433		1.2
50	66	(24.2)	533		392		36.0	–	–	–	3,309		3,401		(2.7)
13,185	12,248	7.7	39,519		36,535		8.2	154,830	148,606	4.2	471,598		454,489		3.8
13,609	14,792	(8.0)	1,148		1,085		5.8	2,405	2,448	(1.8)	73,096		78,987		(7.5)
8,323	9,824	(15.3)	–		–		–	186	38	*	70,433		69,918		.7
49,362	43,154	14.4	113		106		6.6	780	758	2.9	154,621		148,402		4.2
3,747	3,891	(3.7)	2		3		(33.3)	10,050	2,478	*	47,082		37,515		25.5
75,041	71,661	4.7	1,263		1,194		5.8	13,421	5,722	*	345,232		334,822		3.1
2,528	2,476	2.1	7,050		6,601		6.8	20,761	17,892	16.0	52,438		49,322		6.3

Wealth Management and Investment Services			Payment Services					Treasury and Corporate Support			Consolidated Company
2019	2018	Percent Change	2019		2018		Percent Change	2019	2018	Percent Change	2019		2018		Percent Change

$587	$557	5.4%	$1,215		$1,202		1.1%	$224	$185	21.1%	$6,618		$6,423		3.0%
875	861	1.6	1,801	(a)	1,750	(a)	2.9	527	459	14.8	4,759	(b)	4,671	(b)	1.9
–	–	–	–		–		–	22	15	46.7	22		15		46.7
1,462	1,418	3.1	3,016		2,952		2.2	773	659	17.3	11,399		11,109		2.6
868	877	(1.0)	1,458		1,409		3.5	409	346	18.2	6,158		6,061		1.6
6	8	(25.0)	64		55		16.4	–	–	–	82		79		3.8
874	885	(1.2)	1,522		1,464		4.0	409	346	18.2	6,240		6,140		1.6
588	533	10.3	1,494		1,488		.4	364	313	16.3	5,159		4,969		3.8
(1)	1	*	581		553		5.1	26	2	*	742		668		11.1
589	532	10.7	913		935		(2.4)	338	311	8.7	4,417		4,301		2.7
147	133	10.5	229		234		(2.1)	(140)	(138)	(1.4)	881		861		2.3
442	399	10.8	684		701		(2.4)	478	449	6.5	3,536		3,440		2.8
–	–	–	–		–		–	(16)	(15)	(6.7)	(16)		(15)		(6.7)
$442	$399	10.8	$684		$701		(2.4)	$462	$434	6.5	$3,520		$3,425		2.8

$3,937	$3,699	6.4%	$9,766		$8,660		12.8%	$1,402	$1,074	30.5%	$102,600		$97,912		4.8%
499	517	(3.5)	–		–		–	4,315	4,322	(.2)	39,417		40,110		(1.7)
3,713	3,179	16.8	–		–		–	–	5	*	66,212		60,505		9.4
–	–	–	22,714		21,252		6.9	–	–	–	22,714		21,252		6.9
1,718	1,710	.5	368		416		(11.5)	–	3	*	56,729		56,253		.8
–	–	–	–		–		–	–	–	–	–		2,972		*
9,867	9,105	8.4	32,848		30,328		8.3	5,717	5,404	5.8	287,672		279,004		3.1
1,617	1,619	(.1)	2,810		2,538		10.7	–	–	–	9,549		9,436		1.2
52	68	(23.5)	523		394		32.7	–	–	–	3,383		3,375		.2
13,189	12,137	8.7	39,070		36,348		7.5	153,308	148,354	3.3	467,521		454,389		2.9
13,458	14,584	(7.7)	1,152		1,106		4.2	2,420	2,476	(2.3)	73,263		79,234		(7.5)
8,769	10,674	(17.8)	–		–		–	144	40	*	71,301		70,136		1.7
45,277	42,457	6.6	111		105		5.7	826	723	14.2	149,662		148,080		1.1
3,777	3,796	(.5)	2		3		(33.3)	9,183	3,329	*	46,100		37,252		23.8
71,281	71,511	(.3)	1,265		1,214		4.2	12,573	6,568	91.4	340,326		334,702		1.7
2,522	2,464	2.4	7,040		6,611		6.5	20,315	17,698	14.8	52,016		49,075		6.0

U.S. Bancorp	27

second quarter and $4 million (0.3 percent) in the first six months of 2019, compared with the same periods of 2018. The decreases were primarily due to lower noninterest-bearing deposit balances from the prior year and lower rates on loans, reflecting a competitive marketplace, partially offset by the impact of higher rates on the margin benefit from deposits and loan growth. Noninterest-bearing deposits are declining as customers deploy balances to support business growth. Noninterest income increased $22 million (9.9 percent) in the second quarter and $24 million (5.6 percent) in the first six months of 2019, compared with the same periods of 2018, primarily due to higher trading revenue and corporate bond underwriting fees.
Noninterest expense increased $4 million (1.0 percent) in the second quarter and $17 million (2.1 percent) in the first six months of 2019, compared with the same periods of 2018, primarily due to increases in net shared services expense driven by technology development and investment in infrastructure, higher salary expense driven by merit increases and increases in production incentives. These increases were partially offset by lower FDIC assessment costs. The provision for credit losses increased $10 million (83.3 percent) in the second quarter of 2019, compared with the second quarter of 2018, reflecting an unfavorable change in the reserve allocation due to growth in the loan portfolio, partially offset by lower net charge-offs. The provision for credit losses decreased $15 million in the first six months of 2019, compared with the same period of 2018, due to a favorable change in the reserve allocation, partially offset by higher net charge-offs.
Consumer and Business Banking
 Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line
services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $559 million of the Company’s net income in the second quarter and $1.1 billion in the first six months of 2019, or increases of $16 million (2.9 percent) and $27 million (2.5 percent), respectively, compared with the same periods of 2018.
Net revenue increased $35 million (1.7 percent) in the second quarter and $48 million (1.1 percent) in the first six months of 2019, compared with the same periods of 2018. Net interest income, on a taxable-equivalent basis, increased $62 million (4.1 percent) in the second quarter and $117 million (3.9 percent) in the first six months of 2019, compared with the same periods of 2018. The increases were primarily due to the impact of higher rates on the margin benefit from deposits, as well as growth in both interest-bearing deposit balances and loan balances, partially offset by lower rates on loans. Noninterest income decreased $27 million (4.5 percent) in the second quarter and $69 million (5.9 percent) in the first six months of 2019, compared with the same periods of 2018, principally due to reductions in ATM processing services revenue due to the sale of the Company’s ATM third-party servicing business during 2018, partially offset by the transition services agreement revenue associated with the sale. The decrease in noninterest income in the first six months of 2019, compared with the same period of the prior year, was further due to a decline in mortgage banking revenue.
Noninterest expense decreased $11 million (0.8 percent) in the second quarter and $27 million (1.0 percent) in the first six months of 2019, compared with the same periods of 2018, primarily due to lower FDIC assessment costs and lower mortgage banking costs, partially offset by higher net shared services expense, reflecting the impact of technology development and investment in infrastructure supporting business growth. The provision for credit losses increased $24 million (43.6 percent) in the second quarter and $39 million (35.5 percent) in the first six months of 2019, compared with the same periods of 2018, primarily due to unfavorable changes in the reserve allocation due to slower improvement in housing prices in 2018 and higher net charge-offs.

28	U.S. Bancorp

Wealth Management and Investment Services
 Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management and Fund Services. Wealth Management and Investment Services contributed $228 million of the Company’s net income in the second quarter and $442 million in the first six months of 2019, or increases of $37 million (19.4 percent) and $43 million (10.8 percent), respectively, compared with the same periods of 2018.
Net revenue increased $32 million (4.5 percent) in the second quarter and $44 million (3.1 percent) in the first six months of 2019, compared with the same periods of 2018. Net interest income, on a taxable-equivalent basis, increased $17 million (6.0 percent) in the second quarter and $30 million (5.4 percent) in the first six months of 2019, compared with the same periods of 2018. The increases were primarily due to the impact of higher rates on the margin benefit from deposits. Net interest income further increased in the second quarter of 2019, compared with the second quarter of 2018, due to higher deposit balances. Noninterest income increased $15 million (3.5 percent) in the second quarter and $14 million (1.6 percent) in the first six months of 2019, compared with the same periods of 2018, primarily due to business growth and favorable market conditions.
Noninterest expense decreased $19 million (4.2 percent) in the second quarter and $11 million (1.2 percent) in the first six months of 2019, compared with the same periods of 2018, primarily due to lower FDIC assessment costs and the impact of litigation settlements in the prior year, partially offset by increased net shared services expense due to technology development.
Payment Services
 Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $358 million of the Company’s net income in the second quarter and $684 million in the first six months of 2019, or decreases of $2 million (0.6 percent) and $17 million (2.4 percent), respectively, compared with the same periods of 2018.
Net revenue increased $48 million (3.2 percent) in the second quarter and $64 million (2.2 percent) in the first six months of 2019, compared with the same periods of 2018. Net interest income, on a taxable-equivalent basis, was essentially flat in the second quarter of 2019, compared with the second quarter of 2018, and increased $13 million (1.1 percent) in the first six months of 2019, compared with the same period of 2018, primarily due to growth in average loans as well as loan fees, offset by compression on loan rates. Noninterest income increased $48 million (5.3 percent) in the second quarter and $51 million (2.9 percent) in the first six months of 2019, compared with the same periods of 2018, mainly due to higher merchant processing services revenue and corporate payment products revenue driven by higher sales volumes. Noninterest income further increased in the second quarter of 2019, compared with the second quarter of 2018, due to higher credit and debit card revenue.
Noninterest expense increased $36 million (4.9 percent) in the second quarter and $58 million (4.0 percent) in the first six months of 2019, compared with the same periods of 2018, principally due to higher net shared services expense to support business growth, technology development and investment in infrastructure. The increases in noninterest expense further reflect higher personnel expense in support of business development. The provision for credit losses increased $14 million (5.0 percent) in the second quarter and $28 million (5.1 percent) in the first six months of 2019, compared with the same periods of 2018, reflecting higher net charge-offs, partially offset by favorable changes in the reserve allocation.

U.S. Bancorp	29

Treasury and Corporate Support
 Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $260 million in the second quarter and $462 million in the first six months of 2019, compared with $240 million and $434 million, respectively, in the same periods of 2018.
Net revenue increased $53 million (14.2 percent) in the second quarter and $114 million (17.3 percent) in the first six months of 2019, compared with the same periods of 2018. Net interest income, on a taxable-equivalent basis, increased $35 million (32.7 percent) in the second quarter and $39 million (21.1 percent) in the first six months of 2019, compared with the same periods of 2018, primarily due to growth in the investment portfolio. Noninterest income increased $18 million (6.8 percent) in the second quarter and $75 million (15.8 percent) in the first six months of 2019, compared with the same periods of 2018, primarily reflecting higher income from equity investments, partially offset by the impact of a gain on the sale of student loans in 2018.
Noninterest expense increased $58 million (37.4 percent) in the second quarter and $63 million (18.2 percent) in the first six months of 2019, compared with the same periods of 2018, due to higher compensation expense, reflecting the impact of increased staffing and merit increases, and higher implementation costs of capital investments to support business growth. These increases were partially offset by lower net shared services expense and lower costs related to tax-advantaged projects. The provision for credit losses was $12 million lower in the second quarter of 2019, compared with the second quarter of 2018, due to a favorable change in the reserve allocation during the second quarter of 2019. The provision for credit losses was $24 million higher in the first six months of 2019, compared with the same period of the prior year, primarily due to an unfavorable change in the reserve allocation.
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

30	U.S. Bancorp

The following table shows the Company’s calculation of these non-GAAP
financial measures:

(Dollars in Millions)	June 30, 2019	December 31, 2018
Total equity	$53,540	$51,657
Preferred stock	(5,984)	(5,984)
Noncontrolling interests	(627)	(628)
Goodwill (net of deferred tax liability) (1)	(8,708)	(8,549)
Intangible assets, other than mortgage servicing rights	(703)	(601)
Tangible common equity (a)	37,518	35,895

Total assets	481,719	467,374
Goodwill (net of deferred tax liability) (1)	(8,708)	(8,549)
Intangible assets, other than mortgage servicing rights	(703)	(601)
Tangible assets (b)	472,308	458,224

Risk-weighted assets, determined in accordance with the Basel III standardized approach (c)	388,709	381,661

Ratios
Tangible common equity to tangible assets (a)/(b)	7.9%	7.8%
Tangible common equity to risk-weighted assets (a)/(c)	9.7	9.4

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net interest income	$3,305	$3,197	$6,564	$6,365
Taxable-equivalent adjustment (2)	27	29	54	58
Net interest income, on a taxable-equivalent basis	3,332	3,226	6,618	6,423

Net interest income, on a taxable-equivalent basis (as calculated above)	3,332	3,226	6,618	6,423
Noninterest income	2,490	2,414	4,781	4,686
Less: Securities gains (losses), net	17	10	22	15
Total net revenue, excluding net securities gains (losses) (d)	5,805	5,630	11,377	11,094

Noninterest expense (e)	3,153	3,085	6,240	6,140

Efficiency ratio (e)/(d)	54.3%	54.8%	54.8%	55.3%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.

(2)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

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

U.S. Bancorp	31

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	June 30, 2019	December 31, 2018
	(Unaudited)

Assets
Cash and due from banks	$16,932	$21,453
Investment securities
Held-to-maturity (fair value $ 46,350 and $ 44,964, respectively)	46,383	46,050
Available-for-sale ($ 932 and $ 2,057 pledged as collateral, respectively) (a)	69,197	66,115
Loans held for sale (including $ 3,763 and $ 2,035 of mortgage loans carried at fair value, respectively)	3,819	2,056
Loans
Commercial	103,980	102,444
Commercial real estate	39,334	39,539
Residential mortgages	67,913	65,034
Credit card	23,426	23,363
Other retail	57,375	56,430
Total loans	292,028	286,810
Less allowance for loan losses	(4,019)	(3,973)
Net loans	288,009	282,837
Premises and equipment	3,690	2,457
Goodwill	9,548	9,369
Other intangible assets	3,161	3,392
Other assets (including $ 1,113 and $ 843 of trading securities at fair value pledged as collateral, respectively) (a)	40,980	33,645
Total assets	$481,719	$467,374
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$76,170	$81,811
Interest-bearing (b)	277,007	263,664
Total deposits	353,177	345,475
Short-term borrowings	15,032	14,139
Long-term debt	41,008	41,340
Other liabilities	18,962	14,763
Total liabilities	428,179	415,717
Shareholders’ equity
Preferred stock	5,984	5,984
Common stock, par value $ 0.01 a share — authorized: 4,000,000,000 shares; issued: 6/30/19 and 12/31/18 — 2,125,725,742 shares	21	21
Capital surplus	8,465	8,469
Retained earnings	61,252	59,065
Less cost of common stock in treasury: 6/30/19 — 541,232,353 shares; 12/31/18 — 517,391,021 shares	(21,465)	(20,188)
Accumulated other comprehensive income (loss)	(1,344)	(2,322)
Total U.S. Bancorp shareholders’ equity	52,913	51,029
Noncontrolling interests	627	628
Total equity	53,540	51,657
Total liabilities and equity	$481,719	$467,374

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

(b)	Includes time deposits greater than $250,000 balances of $ 12.1 billion and $ 15.3 billion at June 30, 2019 and December 31, 2018, respectively.

See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Interest Income
Loans	$3,582	$3,197	$7,122	$6,292
Loans held for sale	34	39	59	72
Investment securities	745	653	1,450	1,266
Other interest income	90	59	171	109
Total interest income	4,451	3,948	8,802	7,739
Interest Expense
Deposits	762	427	1,457	772
Short-term borrowings	91	86	184	161
Long-term debt	293	238	597	441
Total interest expense	1,146	751	2,238	1,374
Net interest income	3,305	3,197	6,564	6,365
Provision for credit losses	365	327	742	668
Net interest income after provision for credit losses	2,940	2,870	5,822	5,697
Noninterest Income
Credit and debit card revenue	365	351	669	675
Corporate payment products revenue	167	158	329	312
Merchant processing services	404	387	782	750
Trust and investment management fees	415	401	814	799
Deposit service charges	227	273	444	534
Treasury management fees	153	155	299	305
Commercial products revenue	249	234	468	454
Mortgage banking revenue	189	191	358	375
Investment products fees	47	47	92	93
Realized securities gains (losses), net	17	10	22	15
Other	257	207	504	374
Total noninterest income	2,490	2,414	4,781	4,686
Noninterest Expense
Compensation	1,574	1,542	3,133	3,065
Employee benefits	314	299	647	629
Net occupancy and equipment	281	262	558	527
Professional services	106	95	201	178
Marketing and business development	111	111	200	208
Technology and communications	270	242	527	477
Postage, printing and supplies	73	80	145	160
Other intangibles	42	40	82	79
Other	382	414	747	817
Total noninterest expense	3,153	3,085	6,240	6,140
Income before income taxes	2,277	2,199	4,363	4,243
Applicable income taxes	449	441	827	803
Net income	1,828	1,758	3,536	3,440
Net (income) loss attributable to noncontrolling interests	(7)	(8)	(16)	(15)
Net income attributable to U.S. Bancorp	$1,821	$1,750	$3,520	$3,425
Net income applicable to U.S. Bancorp common shareholders	$1,741	$1,678	$3,354	$3,275
Earnings per common share	$1.09	$1.02	$2.10	$1.99
Diluted earnings per common share	$1.09	$1.02	$2.10	$1.98
Average common shares outstanding	1,590	1,642	1,596	1,647
Average diluted common shares outstanding	1,592	1,646	1,599	1,651

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net income	$1,828	$1,758	$3,536	$3,440
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on investment securities available-for-sale	721	(212)	1,506	(988)
Changes in unrealized gains and losses on derivative hedges	(135)	33	(209)	119
Foreign currency translation	(8)	(8)	8	5
Changes in unrealized gains and losses on retirement plans	–	2	–	(1)
Reclassification to earnings of realized gains and losses	(4)	21	4	50
Income taxes related to other comprehensive income (loss)	(145)	42	(331)	204
Total other comprehensive income (loss)	429	(122)	978	(611)
Comprehensive income	2,257	1,636	4,514	2,829
Comprehensive (income) loss attributable to noncontrolling interests	(7)	(8)	(16)	(15)

Comprehensive income attributable to U.S. Bancorp	$2,250	$1,628	$4,498	$2,814

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance March 31, 2018	1,649	$5,419	$21	$8,438	$55,549	$(18,047)	$(2,193)	$49,187	$625	$49,812
Net income (loss)					1,750			1,750	8	1,758
Other comprehensive income (loss)							(122)	(122)		(122)
Preferred stock dividends (a)					(64)			(64)		(64)
Common stock dividends ($.30 per share)					(493)			(493)		(493)
Issuance of common and treasury stock	–			(4)		12		8		8
Purchase of treasury stock	(13)					(672)		(672)		(672)
Distributions to noncontrolling interests								–	(8)	(8)
Net other changes in noncontrolling interests								–	4	4
Stock option and restricted stock grants				34				34		34
Balance June 30, 2018	1,636	$5,419	$21	$8,468	$56,742	$(18,707)	$(2,315)	$49,628	$629	$50,257
Balance March 31, 2019	1,599	$5,984	$21	$8,432	$60,092	$(20,699)	$(1,773)	$52,057	$629	$52,686
Net income (loss)					1,821			1,821	7	1,828
Other comprehensive income (loss)							429	429		429
Preferred stock dividends (b)					(72)			(72)		(72)
Common stock dividends ($.37 per share)					(589)			(589)		(589)
Issuance of common and treasury stock	–			(5)		14		9		9
Purchase of treasury stock	(15)					(780)		(780)		(780)
Distributions to noncontrolling interests								–	(8)	(8)
Net other changes in noncontrolling interests								–	(1)	(1)
Stock option and restricted stock grants				38				38		38
Balance June 30, 2019	1,584	$5,984	$21	$8,465	$61,252	$(21,465)	$(1,344)	$52,913	$627	$53,540
Balance December 31, 2017	1,656	$5,419	$21	$8,464	$54,142	$(17,602)	$(1,404)	$49,040	$626	$49,666
Change in accounting principle (c)					299		(300)	(1)		(1)
Net income (loss)					3,425			3,425	15	3,440
Other comprehensive income (loss)							(611)	(611)		(611)
Preferred stock dividends (d)					(134)			(134)		(134)
Common stock dividends ($.60 per share)					(990)			(990)		(990)
Issuance of common and treasury stock	4			(113)		161		48		48
Purchase of treasury stock	(24)					(1,266)		(1,266)		(1,266)
Distributions to noncontrolling interests								–	(15)	(15)
Net other changes in noncontrolling interests								–	3	3
Stock option and restricted stock grants				117				117		117
Balance June 30, 2018	1,636	$5,419	$21	$8,468	$56,742	$(18,707)	$(2,315)	$49,628	$629	$50,257
Balance December 31, 2018	1,608	$5,984	$21	$8,469	$59,065	$(20,188)	$(2,322)	$51,029	$628	$51,657
Change in accounting principle					2			2		2
Net income (loss)					3,520			3,520	16	3,536
Other comprehensive income (loss)							978	978		978
Preferred stock dividends (e)					(151)			(151)		(151)
Common stock dividends ($.74 per share)					(1,184)			(1,184)		(1,184)
Issuance of common and treasury stock	3			(119)		143		24		24
Purchase of treasury stock	(27)					(1,420)		(1,420)		(1,420)
Distributions to noncontrolling interests								–	(16)	(16)
Net other changes in noncontrolling interests								–	(1)	(1)
Stock option and restricted stock grants				115				115		115
Balance June 30, 2019	1,584	$5,984	$21	$8,465	$61,252	$(21,465)	$(1,344)	$52,913	$627	$53,540

(a)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H and Series I Non-Cumulative Perpetual Preferred Stock of $884.722, $221.18, $406.25, $321.88 and $640.625, respectively.

(b)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series I and Series K Non-Cumulative Perpetual Preferred Stock of $914.234, $221.18, $406.25, $321.88, $640.625 and $343.75, respectively.

(c)
Reflects the adoption of new accounting guidance on January 1, 2018 to reclassifiy the impact of the reduced federal statutory rate for corporations included in 2017 tax reform legislation from accumulated other comprehensive income to retained earnings.

(d)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series I and Series J Non-Cumulative Perpetual Preferred Stock of $
1,759.722
, $439.93, $812.50, $643.76, 640.625 and $662.50, respectively.

(e)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series I, Series J and Series K Non-Cumulative Perpetual Preferred Stock of $
1,866.062
, $439.93, $812.50, $643.76, $640.625, $662.50 and $687.50, respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Six Months Ended June 30
	2019	2018
Operating Activities
Net income attributable to U.S. Bancorp	$3,520	$3,425
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	742	668
Depreciation and amortization of premises and equipment	163	149
Amortization of intangibles	82	79
(Gain) loss on sale of loans held for sale	(248)	(200)
(Gain) loss on sale of securities and other assets	(209)	(203)
Loans originated for sale in the secondary market, net of repayments	(14,566)	(15,836)
Proceeds from sales of loans held for sale	12,912	16,141
Other, net	(491)	466
Net cash provided by operating activities	1,905	4,689
Investing Activities
Proceeds from sales of available-for-sale investment securities	2,535	1,158
Proceeds from maturities of held-to-maturity investment securities	3,707	3,274
Proceeds from maturities of available-for-sale investment securities	4,753	5,684
Purchases of held-to-maturity investment securities	(4,052)	(6,433)
Purchases of available-for-sale investment securities	(8,886)	(4,640)
Net increase in loans outstanding	(5,527)	(882)
Proceeds from sales of loans	1,183	2,347
Purchases of loans	(1,676)	(1,924)
Net increase in securities purchased under agreements to resell	(3,921)	(172)
Other, net	12	(581)
Net cash used in investing activities	(11,872)	(2,169)
Financing Activities
Net increase (decrease) in deposits	7,702	(7,135)
Net increase in short-term borrowings	893	1,485
Proceeds from issuance of long-term debt	5,610	6,230
Principal payments or redemption of long-term debt	(6,000)	(1,233)
Proceeds from issuance of common stock	24	45
Repurchase of common stock	(1,441)	(1,266)
Cash dividends paid on preferred stock	(151)	(134)
Cash dividends paid on common stock	(1,191)	(996)
Net cash provided by (used in) financing activities	5,446	(3,004)
Change in cash and due from banks	(4,521)	(484)
Cash and due from banks at beginning of period	21,453	19,505
Cash and due from banks at end of period	$16,932	$19,021

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
The amortized cost, other-than-temporary impairment recorded in other comprehensive income (loss), gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	June 30, 2019					December 31, 2018
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (a)	Other (b)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (a)	Other (b)	Fair Value
Held-to-maturity
U.S. Treasury and agencies	$4,648	$22	$–	$(21)	$4,649	$5,102	$2	$–	$(143)	$4,961
Residential agency mortgage-backed securities	41,709	205	–	(241)	41,673	40,920	45	–	(994)	39,971
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	1	–	–	1	–	1	–	–	1
Other	5	1	–	–	6	5	2	–	–	7
Obligations of state and political subdivisions	4	–	–	–	4	6	1	–	–	7
Obligations of foreign governments	9	–	–	–	9	9	–	–	–	9
Other	8	–	–	–	8	8	–	–	–	8
Total held-to-maturity	$46,383	$229	$–	$(262)	$46,350	$46,050	$51	$–	$(1,137)	$44,964
Available-for-sale
U.S. Treasury and agencies	$17,174	$54	$–	$(57)	$17,171	$19,604	$11	$–	$(358)	$19,257
Mortgage-backed securities
Residential agency	45,149	266	–	(281)	45,134	40,542	120	–	(910)	39,752
Commercial agency	1	–	–	–	1	2	–	–	–	2
Other asset-backed securities	383	5	–	–	388	397	6	–	–	403
Obligations of state and political subdivisions	6,273	233	–	(3)	6,503	6,836	37	–	(172)	6,701
Total available-for-sale	$68,980	$558	$–	$(341)	$69,197	$67,381	$174	$–	$(1,440)	$66,115

(a)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.

(b)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the available-for-sale investment securities was 4.1 years at June 30, 2019, compared with 5.4 years at December 31, 2018. The corresponding weighted-average yields were 2.65 percent and 2.57 percent, respectively. The weighted-average maturity of the held-to-maturity investment securities was 4.0 years at June 30, 2019, compared with 5.2 years at December 31, 2018. The corresponding weighted-average yields were 2.50 percent and 2.46 percent, respectively.
For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale investment securities outstanding at June 30, 2019, refer to Table 4 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.
Investment securities with a fair value of $9.9 billion at June 30, 2019, and $10.9 billion at December 31, 2018, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $932 million at June 30, 2019, and $2.1 billion at December 31, 2018.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2019	2018	2019	2018
Taxable	$690	$597	$1,340	$1,158
Non-taxable	55	56	110	108
Total interest income from investment securities	$745	$653	$1,450	$1,266

38	U.S. Bancorp

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2019	2018	2019	2018
Realized gains	$36	$10	$41	$15
Realized losses	(19)	–	(19)	–
Net realized gains (losses)	$17	$10	$22	$15
Income tax (benefit) on net realized gains (losses)	$4	$3	$6	$4

The
Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, the credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for investment securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other-than-temporary impairment recorded was immaterial for the three and six months ended June 30, 2019 and 2018.
At June 30, 2019, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2019:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$–	$–	$2,872	$(21)	$2,872	$(21)
Residential agency mortgage-backed securities	1,268	(4)	20,159	(237)	21,427	(241)
Other asset-backed securities	–	–	2	–	2	–
Obligations of foreign governments	3	–	–	–	3	–
Other	8	–	–	–	8	–
Total held-to-maturity	$1,279	$(4)	$23,033	$(258)	$24,312	$(262)
Available-for-sale
U.S. Treasury and agencies	$–	$–	$9,571	$(57)	$9,571	$(57)
Residential agency mortgage-backed securities	2,949	(9)	19,154	(272)	22,103	(281)
Obligations of state and political subdivisions	68	–	305	(3)	373	(3)
Total available-for-sale	$3,017	$(9)	$29,030	$(332)	$32,047	$(341)

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either U.S. Treasury and agencies, agency mortgage-backed or state and political securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2019, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

U.S. Bancorp	39

Note 4	Loans and Allowance for Credit Losses
The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	June 30, 2019		December 31, 2018
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$98,444	33.7%	$96,849	33.8%
Lease financing	5,536	1.9	5,595	1.9
Total commercial	103,980	35.6	102,444	35.7
Commercial Real Estate
Commercial mortgages	28,449	9.8	28,596	10.0
Construction and development	10,885	3.7	10,943	3.8
Total commercial real estate	39,334	13.5	39,539	13.8
Residential Mortgages
Residential mortgages	56,557	19.4	53,034	18.5
Home equity loans, first liens	11,356	3.9	12,000	4.2
Total residential mortgages	67,913	23.3	65,034	22.7
Credit Card	23,426	8.0	23,363	8.1
Other Retail
Retail leasing	8,467	2.9	8,546	3.0
Home equity and second mortgages	15,780	5.4	16,122	5.6
Revolving credit	2,942	1.0	3,088	1.1
Installment	10,711	3.6	9,676	3.4
Automobile	19,227	6.6	18,719	6.5
Student	248	.1	279	.1
Total other retail	57,375	19.6	56,430	19.7
Total loans	$292,028	100.0%	$286,810	100.0%

The Company had loans of $92.2 billion at June 30, 2019, and $88.7 billion at December 31, 2018, pledged at the Federal Home Loan Bank, and loans of $74.2 billion at June 30, 2019, and $70.1 billion at December 31, 2018, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $815 million at June 30, 2019 and $872 million at December 31, 2018. All purchased loans are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”
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
Allowance for Credit Losses
The allowance for credit losses is established for probable and estimable losses incurred in the Company’s loan and lease portfolio, including unfunded credit commitments. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the appropriateness
of the allowance for incurred losses on a quarterly basis.
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

40	U.S. Bancorp

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

U.S. Bancorp	41

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Covered Loans	Total Loans
2019
Balance at beginning of period	$1,445	$812	$445	$1,115	$634	$–	$4,451
Add
Provision for credit losses	78	(17)	(3)	244	63	–	365
Deduct
Loans charged-off	98	3	11	262	90	–	464
Less recoveries of loans charged-off	(39)	(2)	(7)	(35)	(31)	–	(114)
Net loans charged-off	59	1	4	227	59	–	350
Balance at end of period	$1,464	$794	$438	$1,132	$638	$–	$4,466

2018
Balance at beginning of period	$1,386	$826	$443	$1,064	$672	$26	$4,417
Add
Provision for credit losses	63	(14)	(3)	228	55	(2)	327
Deduct
Loans charged-off	83	2	12	248	92	–	437

Less recoveries of loans charged-off	(25)	(2)	(8)	(38)	(32)	–	(105)

Net loans charged-off	58	–	4	210	60	–	332

Other changes (a)	–	–	–	–	–	(1)	(1)
Balance at end of period	$1,391	$812	$436	$1,082	$667	$23	$4,411

(a)
Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Covered Loans	Total Loans
2019
Balance at beginning of period	$1,454	$800	$455	$1,102	$630	$–	$4,441
Add
Provision for credit losses	142	(5)	(10)	482	133	–	742
Deduct
Loans charged-off	209	4	19	519	186	–	937

Less recoveries of loans charged-off	(77)	(3)	(12)	(67)	(61)	–	(220)
Net loans charged-off	132	1	7	452	125	–	717
Balance at end of period	$1,464	$794	$438	$1,132	$638	$–	$4,466
2018
Balance at beginning of period	$1,372	$831	$449	$1,056	$678	$31	$4,417
Add
Provision for credit losses	137	(22)	(2)	447	115	(7)	668
Deduct
Loans charged-off	177	5	25	496	187	–	890
Less recoveries of loans charged-off	(59)	(8)	(14)	(75)	(61)	–	(217)
Net loans charged-off	118	(3)	11	421	126	–	673

Other changes (a)	–	–	–	–	–	(1)	(1)
Balance at end of period	$1,391	$812	$436	$1,082	$667	$23	$4,411

(a)
Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
Allowance Balance at June 30, 2019 Related to
Loans individually evaluated for impairment (a)	$16	$2	$–	$–	$–	$18
TDRs collectively evaluated for impairment	19	5	109	78	12	223
Other loans collectively evaluated for impairment	1,429	787	314	1,054	626	4,210
Loans acquired with deteriorated credit quality	–	–	15	–	–	15
Total allowance for credit losses	$1,464	$794	$438	$1,132	$638	$4,466
Allowance Balance at December 31, 2018 Related to
Loans individually evaluated for impairment (a)	$16	$8	$–	$–	$–	$24
TDRs collectively evaluated for impairment	15	3	126	69	12	225
Other loans collectively evaluated for impairment	1,423	788	314	1,033	618	4,176
Loans acquired with deteriorated credit quality	–	1	15	–	–	16
Total allowance for credit losses	$1,454	$800	$455	$1,102	$630	$4,441

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

42	U.S. Bancorp

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
June 30, 2019
Loans individually evaluated for impairment (a)	$298	$40	$–	$–	$–	$338
TDRs collectively evaluated for impairment	157	127	3,125	258	186	3,853
Other loans collectively evaluated for impairment	103,525	39,131	64,511	23,168	57,189	287,524
Loans acquired with deteriorated credit quality	–	36	277	–	–	313
Total loans	$103,980	$39,334	$67,913	$23,426	$57,375	$292,028
December 31, 2018
Loans individually evaluated for impairment (a)	$262	$86	$–	$–	$–	$348
TDRs collectively evaluated for impairment	151	129	3,252	245	183	3,960
Other loans collectively evaluated for impairment	102,031	39,297	61,465	23,118	56,247	282,158
Loans acquired with deteriorated credit quality	–	27	317	–	–	344
Total loans	$102,444	$39,539	$65,034	$23,363	$56,430	$286,810

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
June 30, 2019
Commercial	$103,075	$353	$273	$279	$103,980
Commercial real estate	39,214	27	1	92	39,334
Residential mortgages (a)	67,353	184	113	263	67,913
Credit card	22,871	288	267	–	23,426
Other retail	56,724	384	98	169	57,375
Total loans	$289,237	$1,236	$752	$803	$292,028
December 31, 2018
Commercial	$101,844	$322	$69	$209	$102,444
Commercial real estate	39,354	70	–	115	39,539
Residential mortgages (a)	64,443	181	114	296	65,034
Credit card	22,746	324	293	–	23,363
Other retail	55,722	403	108	197	56,430
Total loans	$284,109	$1,300	$584	$817	$286,810

(a)
At June 30, 2019, $
403
 million of loans 30–89 days past due and $
1.6
 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $
430
 million and $
1.7
 billion at December 31, 2018, respectively.

At June 30, 2019, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was
$84 million, compared with $106 million at December 31, 2018. These amounts exclude $201 million and $235 million at June 30, 2019 and December 31, 2018, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure was $1.5 billion at June 30, 2019 and December 31, 2018, of which $1.2 billion related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

44	U.S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
June 30, 2019
Commercial	$101,842	$1,082	$1,056	$2,138	$103,980
Commercial real estate	38,481	425	428	853	39,334
Residential mortgages (b)	67,485	3	425	428	67,913
Credit card	23,159	–	267	267	23,426
Other retail	57,078	3	294	297	57,375
Total loans	$288,045	$1,513	$2,470	$3,983	$292,028
Total outstanding commitments	$612,606	$2,136	$3,066	$5,202	$617,808
December 31, 2018
Commercial	$100,014	$1,149	$1,281	$2,430	$102,444
Commercial real estate	38,473	584	482	1,066	39,539
Residential mortgages (b)	64,570	1	463	464	65,034
Credit card	23,070	–	293	293	23,363
Other retail	56,101	6	323	329	56,430
Total loans	$282,228	$1,740	$2,842	$4,582	$286,810
Total outstanding commitments	$600,407	$2,801	$3,448	$6,249	$606,656

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)
At June 30, 2019, $
1.6
 billion of GNMA loans 90 days or more past due and $
1.6
 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $
1.7
 billion and $
1.6
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
A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
June 30, 2019
Commercial	$521	$1,140	$39	$156
Commercial real estate	229	556	8	–
Residential mortgages	1,620	1,772	78	–
Credit card	258	258	77	–
Other retail	317	390	14	3
Total loans, excluding loans purchased from GNMA mortgage pools	2,945	4,116	216	159
Loans purchased from GNMA mortgage pools	1,598	1,598	31	–
Total	$4,543	$5,714	$247	$159
December 31, 2018
Commercial	$467	$1,006	$32	$106
Commercial real estate	279	511	12	2
Residential mortgages	1,709	1,879	86	–
Credit card	245	245	69	–
Other retail	335	418	14	5
Total loans, excluding loans purchased from GNMA mortgage pools	3,035	4,059	213	113
Loans purchased from GNMA mortgage pools	1,639	1,639	41	–
Total	$4,674	$5,698	$254	$113

(a)	Substantially all loans classified as impaired at June 30, 2019 and December 31, 2018, had an associated allowance for credit losses.

U.S. Bancorp	45

Additional information on impaired loans follows:

	2019		2018
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30
Commercial	$512	$2	$514	$1
Commercial real estate	248	3	242	2
Residential mortgages	1,652	23	1,846	19
Credit card	256	–	234	1
Other retail	321	3	303	4
Covered Loans	–	–	37	1
Total loans, excluding loans purchased from GNMA mortgage pools	2,989	31	3,176	28
Loans purchased from GNMA mortgage pools	1,588	17	1,616	12
Total	$4,577	$48	$4,792	$40
Six Months Ended June 30
Commercial	$498	$3	$530	$2
Commercial real estate	261	5	255	4
Residential mortgages	1,674	47	1,880	39
Credit card	253	–	233	2
Other retail	326	6	301	8
Covered Loans	–	–	37	1
Total loans, excluding loans purchased from GNMA mortgage pools	3,012	61	3,236	56
Loans purchased from GNMA mortgage pools	1,598	34	1,620	24
Total	$4,610	$95	$4,856	$80
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
The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2019			2018
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended June 30
Commercial	823	$90	$86	724	$132	$126
Commercial real estate	24	25	24	30	15	14
Residential mortgages	105	12	13	105	20	20
Credit card	7,941	44	44	7,461	37	38
Other retail	642	13	13	535	17	17
Total loans, excluding loans purchased from GNMA mortgage pools	9,535	184	180	8,855	221	215
Loans purchased from GNMA mortgage pools	1,555	215	208	2,248	298	295
Total loans	11,090	$399	$388	11,103	$519	$510
Six Months Ended June 30
Commercial	1,736	$126	$115	1,347	$213	$201
Commercial real estate	44	72	70	59	31	30
Residential mortgages	201	26	26	253	37	36
Credit card	17,589	94	95	16,007	80	81
Other retail	1,215	24	23	1,094	28	27
Total loans, excluding loans purchased from GNMA mortgage pools	20,785	342	329	18,760	389	375
Loans purchased from GNMA mortgage pools	3,093	418	403	3,136	415	408
Total loans	23,878	$760	$732	21,896	$804	$783
Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-

46	U.S. Bancorp

modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the second quarter of 2019, at June 30, 2019, 45 residential mortgages, 19 home equity and second mortgage loans and 1,125 loans purchased from GNMA mortgage pools with outstanding balances of $6 million, $1 million and $155 million, respectively, were in a trial period and have estimated post-modification balances of $6 million, $1 million and $153 million, respectively, assuming permanent modification occurs at the end of the trial period.
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

U.S. Bancorp	47

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off
or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2019		2018
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended June 30
Commercial	252	$4	177	$3
Commercial real estate	7	4	8	2
Residential mortgages	15	3	58	7
Credit card	1,922	10	1,933	8
Other retail	80	1	70	1
Covered loans	–	–	–	–
Total loans, excluding loans purchased from GNMA mortgage pools	2,276	22	2,246	21
Loans purchased from GNMA mortgage pools	310	43	517	67
Total loans	2,586	$65	2,763	$88
Six Months Ended June 30
Commercial	486	$9	416	$12
Commercial real estate	15	10	16	6
Residential mortgages	111	13	114	11
Credit card	3,976	19	3,969	17
Other retail	227	8	147	2
Covered loans	–	–	1	–
Total loans, excluding loans purchased from GNMA mortgage pools	4,815	59	4,663	48
Loans purchased from GNMA mortgage pools	434	60	749	98
Total loans	5,249	$119	5,412	$146

In addition to the defaults in the table above, the Company had a total of 156 and 415 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months and six months ended June 30, 2019, respectively, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $23 million and $56 million for the three months and six months ended June 30, 2019, respectively.

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

48	U.S. Bancorp

The components of the net investment in sales-type and direct financing leases were as follows:

(Dollars in Millions)	June 30, 2019	December 31, 2018
Lease receivables	$12,095	$12,207
Unguaranteed residual values accruing to the lessor’s benefit	1,881	1,877
Total net investment in sales-type and direct financing leases	$13,976	$14,084

The Company, as a lessor, recorded $246 million and $485 million of revenue on its Consolidated Statement of Income for the three and six months ended June 30, 2019, respectively, primarily consisting of interest income on sales-type and direct financing leases.
The contractual future lease payments to be received by the Company at June 30, 2019, were as follows:

(Dollars in Millions)	Sales-type and direct financing leases	Operating leases
One Year or Less	$4,547	$180
Over One Through Two Years	3,833	142
Over Two Through Three Years	2,567	104
Over Three Through Four Years	1,270	68
Over Four Through Five Years	388	51
Thereafter	522	64
Total lease payments	13,127	$609
Amounts representing interest	(1,032)
Lease receivables	$12,095

The Company, as lessee, leases certain assets for use in its operations. Leased assets primarily include retail branches, operations centers and other corporate locations, and, to a lesser extent, office and computer equipment. For each lease with an original term greater than 12 months, the Company records a lease liability and a corresponding right of use (“ROU”) asset. The Company accounts for the lease and non-lease components in the majority of its lease contracts as a single lease component, with the determination of the lease liability at lease inception based on the present value of the consideration to be paid under the contract. The discount rate used by the Company is determined at commencement of the lease using a secured rate for a similar term as the period of the lease. The Company’s leases do not include significant variable lease payments. At June 30, 2019, the Company’s ROU assets included in premises and equipment and lease liabilities included in long-term debt and other liabilities, were
 $
1.2
billion and $
1.4
billion, respectively.
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
Total costs incurred by the Company, as a lessee, were $
100
million and $
195
million for the three and six months ended June 30, 2019, respectively, and principally related to contractual lease payments on operating leases.
The following table presents amounts relevant to the Company’s assets leased for use in its operations:

(Dollars in Millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$76	$151
Operating cash flows from finance leases	2	4
Financing cash flows from finance leases	2	5
Right of use assets obtained in exchange for new operating lease liabilities	37	73
Right of use assets obtained in exchange for new finance lease liabilities	1	2

The following table presents the weighted-average remaining lease terms and discount rates of the
Company’s
assets leased for use in its operations at June 30, 2019:

Weighted-average remaining lease term of operating leases (in years)	7.7
Weighted-average remaining lease term of finance leases (in years)	10.5
Weighted-average discount rate of operating leases	3.2%
Weighted-average discount rate of finance leases	16.9%

U.S. Bancorp	49

The contractual future lease obligations of the Company at June 30, 2019, were as follows:

(Dollars in Millions)	Operating leases	Finance leases
One Year or Less	$287	$17
Over One Through Two Years	263	15
Over Two Through Three Years	226	12
Over Three Through Four Years	186	10
Over Four Through Five Years	143	10
Thereafter	442	34
Total lease payments	1,547	98
Amounts representing interest	(166)	(33)
Lease liabilities	$1,381	$65

Note 6	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities

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
off-balance
sheet.
The Company also provides financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company provided $7 million and $6 million of support to the funds during the three months ended June 30, 2019 and 2018, respectively and $14 million and $12 million during the six months ended June 30, 2019 and 2018, respectively.
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $146 million and $170 million for the three months ended June 30, 2019 and 2018, respectively, and $291 million and $336 million for the six months ended June 30, 2019 and 2018, respectively. The Company also recognized $162 million and $141 million of investment tax credits for the three months ended June 30, 2019 and 2018, respectively, and $246 million and $278 million for the six months ended June 30, 2019 and 2018, respectively. The Company recognized $137 million and $155 million of expenses related to all of these investments for the three months ended June 30, 2019 and 2018, respectively, of which $76 million and $68 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense. The Company recognized $269 million and $301 million of expenses related to all of these investments for the six months ended June 30, 2019 and 2018, respectively, of which $157 million and $135 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.

50	U.S. Bancorp

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
The following table provides a summary of investments in community development and tax-advantaged
VIEs that the Company has not consolidated:

(Dollars in Millions)	June 30, 2019	December 31, 2018
Investment carrying amount	$5,839	$5,823
Unfunded capital and other commitments	2,674	2,778
Maximum exposure to loss	12,540	12,360

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $31 million at June 30, 2019 and $27 million at December 31, 2018. The maximum exposure to loss related to these VIEs was $53 million at June 30, 2019 and $52 million at December 31, 2018, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $93 million at June 30, 2019, compared with less than $1 million to $95 million at December 31, 2018.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged
investments to third parties. At June 30, 2019, approximately $3.7 billion of the Company’s assets and $2.9 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged
investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $3.9 billion and $2.7 billion, respectively, at December 31, 2018. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At June 30, 2019 and December 31, 2018, $14 million of the held-to-maturity investment securities on the Company’s Consolidated Balance Sheet were related to the conduit.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At June 30, 2019, $2.6 billion of available-for-sale
investment securities and $2.3 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.4 billion of available-for-sale
investment securities and $2.3 billion of short-term borrowings at December 31, 2018.

U.S. Bancorp	51

Note 7	Mortgage Servicing Rights

The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $229.3 billion of residential mortgage loans for others at June 30, 2019, and $231.5 billion at December 31, 2018, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net losses of $14 million and net gains of $24 million for the three months ended June 30, 2019 and 2018, respectively, and net losses of $3 million and net gains of $43 million for the six months ended June 30, 2019 and 2018, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $180 million and $185 million for the three months ended June 30, 2019 and 2018, respectively, and $359 million and $375 million for the six months ended June 30, 2019 and 2018, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2019	2018	2019	2018
Balance at beginning of period	$2,656	$2,780	$2,791	$2,645
Rights purchased	6	2	7	4
Rights capitalized	127	97	205	197
Changes in fair value of MSRs
Due to fluctuations in market interest rates(a)	(211)	38	(330)	152
Due to revised assumptions or models(b)	4	26	15	50
Other changes in fair value(c)	(124)	(99)	(230)	(204)
Balance at end of period	$2,458	$2,844	$2,458	$2,844

(a)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.

(b)
Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income and option adjusted spread, as well as the impact of any model changes.

(c)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	June 30, 2019						December 31, 2018
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(697)	$(328)	$(157)	$142	$269	$478	$(501)	$(223)	$(105)	$92	$171	$295
Derivative instrument hedges	673	326	158	(145)	(283)	(546)	455	215	104	(94)	(177)	(321)
Net sensitivity	$(24)	$(2)	$1	$(3)	$(14)	$(68)	$(46)	$(8)	$(1)	$(2)	$(6)	$(26)

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

52	U.S. Bancorp

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	June 30, 2019				December 31, 2018
(Dollars in Millions)	HFA	Government	Conventional (d)	Total	HFA	Government	Conventional (d)	Total
Servicing portfolio (a)	$45,117	$36,012	$145,840	$226,969	$44,384	$35,990	$148,910	$229,284
Fair value	$475	$438	$1,545	$2,458	$526	$465	$1,800	$2,791
Value (bps) (b)	105	122	106	108	119	129	121	122
Weighted-average servicing fees (bps)	34	37	27	30	34	36	27	30
Multiple (value/servicing fees)	3.07	3.27	3.91	3.59	3.45	3.63	4.52	4.11
Weighted-average note rate	4.65%	4.00%	4.08%	4.18%	4.59%	3.97%	4.06%	4.15%
Weighted-average age (in years)	3.5	4.8	4.8	4.5	3.3	4.7	4.5	4.3
Weighted-average expected prepayment (constant prepayment rate)	12.1%	13.4%	12.4%	12.5%	9.8%	11.0%	9.1%	9.5%
Weighted-average expected life (in years)	6.6	5.8	5.9	6.0	7.7	6.7	7.1	7.2
Weighted-average option adjusted spread (c)	8.5%	8.1%	7.1%	7.5%	8.6%	8.3%	7.2%	7.6%

(a)	Represents principal balance of mortgages having corresponding MSR asset.

(b)	Calculated as fair value divided by the servicing portfolio.

(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.

(d)	Represents loans sold primarily to GSEs.

Note 8	Preferred Stock

At June 30, 2019 and December 31, 2018, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	June 30, 2019				December 31, 2018
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Total preferred stock (a)	209,510	$6,176	$192	$5,984	209,510	$6,176	$192	$5,984

(a)	The par value of all shares issued and outstanding at June 30, 2019 and December 31, 2018, was $ 1.00 per share.

Note 9	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2019
Balance at beginning of period	$(363)	$13	$51	$(1,402)	$(72)	$(1,773)
Changes in unrealized gains and losses	721	–	(135)	–	–	586
Foreign currency translation adjustment (a)	–	–	–	–	(8)	(8)
Reclassification to earnings of realized gains and losses	(17)	(3)	(6)	22	–	(4)
Applicable income taxes	(178)	1	35	(5)	2	(145)
Balance at end of period	$163	$11	$(55)	$(1,385)	$(78)	$(1,344)
2018
Balance at beginning of period	$(1,017)	$19	$152	$(1,271)	$(76)	$(2,193)
Changes in unrealized gains and losses	(212)	–	33	2	–	(177)
Foreign currency translation adjustment (a)	–	–	–	–	(8)	(8)
Reclassification to earnings of realized gains and losses	(10)	(2)	(2)	35	–	21
Applicable income taxes	56	–	(7)	(10)	3	42
Balance at end of period	$(1,183)	$17	$176	$(1,244)	$(81)	$(2,315)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

U.S. Bancorp	53

Six Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2019
Balance at beginning of period	$(946)	$14	$112	$(1,418)	$(84)	$(2,322)
Changes in unrealized gains and losses	1,506	—	(209)	—	—	1,297
Foreign currency translation adjustment (a)	—	—	—	—	8	8
Reclassification to earnings of realized gains and losses	(22)	(4)	(14)	44	—	4
Applicable income taxes	(375)	1	56	(11)	(2)	(331)
Balance at end of period	$163	$11	$(55)	$(1,385)	$(78)	$(1,344)
2018
Balance at beginning of period	$(357)	$17	$71	$(1,066)	$(69)	$(1,404)
Revaluation of tax related balances (b)	(77)	4	15	(229)	(13)	(300)
Changes in unrealized gains and losses	(988)	—	119	(1)	—	(870)
Foreign currency translation adjustment (a)	—	—	—	—	5	5
Reclassification to earnings of realized gains and losses	(15)	(5)	1	69	—	50
Applicable income taxes	254	1	(30)	(17)	(4)	204
Balance at end of period	$(1,183)	$17	$176	$(1,244)	$(81)	$(2,315)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

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

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income
	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2019	2018	2019	2018
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$17	$10	$22	$15	Total securities gains (losses), net
	(4)	(3)	(6)	(4)	Applicable income taxes
	13	7	16	11	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	3	2	4	5	Interest income
	(1)	–	(1)	(1)	Applicable income taxes
	2	2	3	4	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	6	2	14	(1)	Interest expense
	(1)	(1)	(3)	–	Applicable income taxes
	5	1	11	(1)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(22)	(35)	(44)	(69)	Other noninterest expense
	5	10	11	18	Applicable income taxes
	(17)	(25)	(33)	(51)	Net-of-tax
Total impact to net income	$3	$(15)	$(3)	$(37)

54	U.S. Bancorp

Note 10	Earnings Per Share

The components of earnings per share were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2019	2018	2019	2018
Net income attributable to U.S. Bancorp	$1,821	$1,750	$3,520	$3,425
Preferred dividends	(72)	(64)	(151)	(134)
Earnings allocated to participating stock awards	(8)	(8)	(15)	(16)
Net income applicable to U.S. Bancorp common shareholders	$1,741	$1,678	$3,354	$3,275
Average common shares outstanding	1,590	1,642	1,596	1,647
Net effect of the exercise and assumed purchase of stock awards	2	4	3	4
Average diluted common shares outstanding	1,592	1,646	1,599	1,651
Earnings per common share	$1.09	$1.02	$2.10	$1.99
Diluted earnings per common share	$1.09	$1.02	$2.10	$1.98

Options outstanding at June 30, 2019, to purchase 1 million common shares for the three months and six months ended June 30, 2019, and outstanding at June 30, 2018, to purchase 1 million common shares for the three months and six months ended June 30, 2018, were not included in the computation of diluted earnings per share because they were antidilutive.

Note 11	Employee Benefits
The components of net periodic benefit cost for the
Company’s
retirement plans were:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$48	$52	$–	$–	$96	$104	$–	$–
Interest cost	62	56	–	–	124	112	1	1
Expected return on plan assets	(96)	(94)	–	(1)	(191)	(189)	(1)	(2)
Prior service cost (credit) amortization	–	–	(1)	–	–	–	(2)	(1)
Actuarial loss (gain) amortization	25	36	(2)	(1)	49	73	(3)	(3)
Net periodic benefit cost (a)	$39	$50	$(3)	$(2)	$78	$100	$(5)	$(5)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

Note 12	Income Taxes
The components of income tax expense were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2019	2018	2019	2018
Federal
Current	$368	$312	$588	$546
Deferred	(31)	17	85	36
Federal income tax	337	329	673	582
State
Current	110	62	140	154
Deferred	2	50	14	67

State income tax	112	112	154	221
Total income tax provision	$449	$441	$827	$803

U.S. Bancorp	55

A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2019	2018	2019	2018
Tax at statutory rate	$478	$462	$916	$891
State income tax, at statutory rates, net of federal tax benefit	94	96	178	185
Tax effect of
Tax credits and benefits, net of related expenses	(107)	(132)	(210)	(247)
Exam resolutions	–	–	(49)	(49)
Tax-exempt income	(31)	(33)	(63)	(65)
Noncontrolling interests	(2)	(2)	(4)	(3)
Other items	17	50	59	91
Applicable income taxes	$449	$441	$827	$803

The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2019, federal tax examinations for all years ending through December 31, 2010, and years ending December 31, 2013, and December 31, 2014 are completed and resolved. The
Company’s
tax returns for the years ended December 31, 2011, 2012, 2015, and 2016 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $379 million at June 30, 2019 and $809 million at December 31, 2018.

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
Cash Flow Hedges
These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At June 30, 2019, the Company had $55 million
(net-of-tax)
of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $112 million
(net-of-tax)
of realized and unrealized gains at December 31, 2018. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2019 and the next 12 months are losses of $
4
 million
(net-of-tax)
and $
17
 million
(net-of-tax),
respectively. All cash flow hedges were highly effective for the three and six months ended June 30, 2019.
Net Investment Hedges
The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative
debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative
debt instruments designated as net investment hedges was $1.1 billion at June 30, 2019 and December 31, 2018.

56	U.S. Bancorp

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

U.S. Bancorp	57

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2019
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$1,300	$–	4.52	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	1,532	–	6.56	8,520	5	2.26
Net investment hedges
Foreign exchange forward contracts	–	–	–	437	4	.05
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	10,697	44	.06	7,226	28	.06
Sell	1,742	8	.03	18,490	63	.53
Options
Purchased	8,620	106	3.70	–	–	–
Written	2,077	43	.45	2,819	54	1.86
Receive fixed/pay floating swaps	9,398	–	9.81	631	–	4.39
Pay fixed/receive floating swaps	153	–	16.11	5,462	–	6.10
Foreign exchange forward contracts	264	1	.07	654	6	.05
Equity contracts	139	2	.85	–	–	–
Other (a)	825	5	.01	2,448	69	.67
Total	$36,747	$209		$46,687	$229
December 31, 2018
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	$7,422	$8	3.11	$4,320	$–	1.77
Net investment hedges
Foreign exchange forward contracts	209	5	.05	223	1	.05
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,839	27	.07	1,140	5	.05
Sell	994	3	.06	13,968	30	.72
Options
Purchased	5,080	88	10.77	–	–	–
Written	584	16	.09	3	–	.09
Receive fixed/pay floating swaps	3,605	–	14.80	4,333	–	6.97
Pay fixed/receive floating swaps	4,333	–	6.97	1,132	–	7.64
Foreign exchange forward contracts	549	7	.03	75	1	.05
Equity contracts	19	1	.82	104	2	.45
Other (a)	1	–	.01	1,458	84	1.50
Total	$25,635	$155		$26,756	$123

(a)
Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted-average remaining maturity of $1.6 billion, $64 million and 1.01 years at June 30, 2019, respectively, compared to $1.5 billion, $84 million and 1.50 years at December 31, 2018, respectively. In addition, includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $825 million at June 30, 2019, and $1 million at December 31, 2018.

58	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2019
Interest rate contracts
Receive fixed/pay floating swaps	$105,152	$1,926	5.31	$21,853	$47	3.16
Pay fixed/receive floating swaps	22,375	47	2.74	100,241	753	5.24
Other (a)	8,117	2	3.30	5,789	3	3.08
Options
Purchased	48,316	38	1.35	2,745	75	6.48
Written	10,018	77	1.90	38,506	33	1.47
Futures
Buy	92	–	.97	–	–	–
Sell	917	–	1.84	4,363	3	.92
Foreign exchange rate contracts
Forwards, spots and swaps	28,464	552	1.14	27,241	528	1.31
Options
Purchased	1,680	24	.75	–	–	–
Written	–	–	–	1,680	24	.75
Credit contracts	2,527	1	3.15	6,751	5	4.92
Total	$227,658	$2,667		$209,169	$1,471
December 31, 2018
Interest rate contracts
Receive fixed/pay floating swaps	$42,054	$754	6.73	$60,731	$456	4.32
Pay fixed/receive floating swaps	60,970	288	3.90	40,499	420	6.57
Other (a)	5,777	2	3.77	6,496	2	2.72
Options
Purchased	41,711	51	1.54	1,940	30	1.98
Written	2,060	32	2.07	39,538	51	1.44
Futures
Buy	460	–	1.58	–	–	–
Sell	–	–	–	6,190	1	.59
Foreign exchange rate contracts
Forwards, spots and swaps	26,210	681	.91	25,571	663	.88
Options
Purchased	2,779	47	.75	–	–	–
Written	–	–	–	2,779	47	.75
Credit contracts	2,318	–	3.50	4,923	2	4.04
Total	$184,339	$1,855		$188,667	$1,672

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings
(net-of-tax):

	Three Months Ended June 30				Six Months Ended June 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2019	2018	2019	2018	2019	2018	2019	2018
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$(101)	$25	$5	$1	$(156)	$89	$11	$(1)
Net investment hedges
Foreign exchange forward contracts	(4)	12	–	–	(2)	28	–	–
Non-derivative debt instruments	(11)	50	–	–	5	16	–	–

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.

U.S. Bancorp	59

The table below shows the effect of fair value and cash flow hedge accounting included in interest expense on the Consolidated Statement of Income:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2019	2018	2019	2018
Total amount of interest expense presented in the Consolidated Statement of Income	$1,146	$751	$2,238	$1,374
Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	(30)	48	(51)	5
Hedged items	30	(48)	51	(5)
Cash Flow hedges
Interest rate contract derivatives	(6)	(2)	(14)	1

Note:
The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company did not reclassify gains or losses into earnings as a result of the discontinuance of cash flow hedges during the three and six months ended June 30, 2019 and 2018.

The table below shows cumulative hedging adjustments and the carrying amount of assets (liabilities) designated in fair value hedges:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Line Item in the Consolidated Balance Sheet
Long-term Debt	$1,348	$–	$37	$(27)

(a)	The cumulative hedging adjustment related to discontinued hedging relationships at June 30, 2019 and December 31, 2018 was $(13) million and $(27) million, respectively.

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)		2019	2018	2019	2018
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$(23)	$15	$(40)	$73
Purchased and written options	Mortgage banking revenue	126	56	193	98
Swaps	Mortgage banking revenue	187	(46)	298	(156)
Foreign exchange forward contracts	Other noninterest income	(9)	15	(15)	27
Equity contracts	Compensation expense	(1)	–	(2)	(1)
Other	Other noninterest income	(1)	1	–	1
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	15	14	35	17
Purchased and written options	Commercial products revenue	5	2	9	2
Futures	Commercial products revenue	(3)	3	(4)	11
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	21	22	39	45
Credit contracts	Commercial products revenue	(5)	2	(8)	2

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

60	U.S. Bancorp

the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at June 30, 2019, was $547 million. At June 30, 2019, the Company had $415 million of cash posted as collateral against this net liability position.

Note 14	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The
Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $
520.3
 billion total notional amount of derivative positions at June
30
,
2019
, $
257.2
 billion related to bilateral over-the-counter trades, $
243.3
 billion related to those centrally cleared through clearinghouses and $
19.8
 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party.
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

U.S. Bancorp	61

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
June 30, 2019
Repurchase agreements
U.S. Treasury and agencies	$371	$52	$–	$–	$423
Residential agency mortgage-backed securities	327	577	–	–	904
Corporate debt securities	595	–	–	–	595
Total repurchase agreements	1,293	629	–	–	1,922
Securities loaned
Corporate debt securities	87	–	–	–	87
Total securities loaned	87	–	–	–	87
Gross amount of recognized liabilities	$1,380	$629	$–	$–	$2,009
December 31, 2018
Repurchase agreements
U.S. Treasury and agencies	$134	$–	$–	$–	$134
Residential agency mortgage-backed securities	565	–	945	470	1,980
Corporate debt securities	480	–	–	–	480
Total repurchase agreements	1,179	–	945	470	2,594
Securities loaned
Corporate debt securities	227	–	–	–	227
Total securities loaned	227	–	–	–	227
Gross amount of recognized liabilities	$1,406	$–	$945	$470	$2,821

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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

(Dollars in Millions)	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Received (c)
June 30, 2019
Derivative assets (d)	$2,812	$(1,051)	$1,761	$(71)	$(87)	$1,603
Reverse repurchase agreements	4,127	–	4,127	(307)	(3,819)	1
Securities borrowed	1,425	–	1,425	–	(1,379)	46
Total	$8,364	$(1,051)	$7,313	$(378)	$(5,285)	$1,650
December 31, 2018
Derivative assets (d)	$1,987	$(942)	$1,045	$(106)	$(16)	$923
Reverse repurchase agreements	205	–	205	(114)	(91)	–
Securities borrowed	1,069	–	1,069	–	(1,039)	30
Total	$3,261	$(942)	$2,319	$(220)	$(1,146)	$953

(a)	Includes $513 million and $236 million of cash collateral related payables that were netted against derivative assets at June 30, 2019 and December 31, 2018, respectively.

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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.

(d)	Excludes $64 million and $23 million at June 30, 2019 and December 31, 2018, respectively, of derivative assets not subject to netting arrangements.

62	U.S. Bancorp

(Dollars in Millions)	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Pledged (c)
June 30, 2019
Derivative liabilities (d)	$1,627	$(953)	$674	$(71)	$–	$603
Repurchase agreements	1,922	–	1,922	(307)	(1,615)	–
Securities loaned	87	–	87	–	(86)	1
Total	$3,636	$(953)	$2,683	$(378)	$(1,701)	$604
December 31, 2018
Derivative liabilities (d)	$1,710	$(946)	$764	$(106)	$–	$658
Repurchase agreements	2,594	–	2,594	(114)	(2,480)	–
Securities loaned	227	–	227	–	(224)	3
Total	$4,531	$(946)	$3,585	$(220)	$(2,704)	$661

(a)	Includes $415 million and $240 million of cash collateral related receivables that were netted against derivative liabilities at June 30, 2019 and December 31, 2018, respectively.
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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $73 million and $85 million at June 30, 2019 and December 31, 2018, respectively, of derivative liabilities not subject to netting arrangements.

Note 15	Fair Values of Assets and Liabilities
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

U.S. Bancorp	63

Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the six months ended June 30, 2019 and 2018, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale
MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $25 million net gain and a $6 million net loss for the three months ended June 30, 2019 and 2018, respectively, and a $43 million net gain and a $57 million net loss for the six months ended June 30, 2019 and 2018, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
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

64	U.S. Bancorp

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
The following table shows the significant valuation assumption ranges for MSRs at June 30, 2019:

	Minimum	Maximum	Weighted- Average (a)
Expected prepayment	9%	20%	13%
Option adjusted spread	7	10	8

(a)	Determined based on the relative fair value of the related mortgage loans serviced.

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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at June 30, 2019:

	Minimum	Maximum	Weighted- Average (a)
Expected loan close rate	5%	100%	78%
Inherent MSR value (basis points per loan)	40	201	126

(a)	Determined based on the relative fair value of the related mortgage loans.

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

U.S. Bancorp	65

recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At June 30, 2019, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 155 percent and 1 percent, respectively.
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
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2019
Available-for-sale securities
U.S. Treasury and agencies	$16,515	$656	$–	$–	$17,171
Mortgage-backed securities
Residential agency	–	45,134	–	–	45,134
Commercial agency	–	1	–	–	1
Other asset-backed securities	–	388	–	–	388
Obligations of state and political subdivisions	–	6,503	–	–	6,503
Total available-for-sale	16,515	52,682	–	–	69,197
Mortgage loans held for sale	–	3,763	–	–	3,763
Mortgage servicing rights	–	–	2,458	–	2,458
Derivative assets	–	1,595	1,281	(1,051)	1,825
Other assets	283	1,505	–	–	1,788
Total	$16,798	$59,545	$3,739	$(1,051)	$79,031
Derivative liabilities	$10	$1,454	$236	$(953)	$747
Short-term borrowings and other liabilities (a)	147	1,318	–	–	1,465
Total	$157	$2,772	$236	$(953)	$2,212
December 31, 2018
Available-for-sale securities
U.S. Treasury and agencies	$18,585	$672	$–	$–	$19,257
Mortgage-backed securities
Residential agency	–	39,752	–	–	39,752
Commercial agency	–	2	–	–	2
Other asset-backed securities	–	403	–	–	403
Obligations of state and political subdivisions	–	6,701	–	–	6,701
Total available-for-sale	18,585	47,530	–	–	66,115
Mortgage loans held for sale	–	2,035	–	–	2,035
Mortgage servicing rights	–	–	2,791	–	2,791
Derivative assets	–	1,427	583	(942)	1,068
Other assets	392	1,273	–	–	1,665
Total	$18,977	$52,265	$3,374	$(942)	$73,674
Derivative liabilities	$1	$1,291	$503	$(946)	$849
Short-term borrowings and other liabilities (a)	199	1,019	–	–	1,218
Total	$200	$2,310	$503	$(946)	$2,067

Note:
Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $88 million and $86 million at June 30, 2019 and December 31, 2018, respectively. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first six months of 2019 and 2018, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

66	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2019
Mortgage servicing rights	$2,656	$(331	) (a)	$6	$–	$127	(c)	$–	$2,458	$(331	) (a)
Net derivative assets and liabilities	455	568	(b)	53	(1)	–		(30)	1,045	662	(d)

2018
Mortgage servicing rights	$2,780	$(35	) (a)	$2	$–	$97	(c)	$–	$2,844	$(35	) (a)
Net derivative assets and liabilities	(132)	(94	) (e)	–	(16)	–		(14)	(256)	(110	) (f)

(a)	Included in mortgage banking revenue.

(b)	Approximately $432 million included in other noninterest income and $136 million included in mortgage banking revenue.

(c)	Represents MSRs capitalized during the period.

(d)	Approximately $611 million included in other noninterest income and $51 million included in mortgage banking revenue.

(e)	Approximately $(144) million included in other noninterest income and $50 million included in mortgage banking revenue.

(f)	Approximately $(138) million included in other noninterest income and $28 million included in mortgage banking revenue.

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2019
Mortgage servicing rights	$2,791	$(545	) (a)	$7	$–	$205	(c)	$–	$2,458	$(545	) (a)
Net derivative assets and liabilities	80	931	(b)	54	(8)	–		(12)	1,045	1,019	(d)
2018
Mortgage servicing rights	$2,645	$(2	) (a)	$4	$–	$197	(c)	$–	$2,844	$(2	) (a)
Net derivative assets and liabilities	107	(345	) (e)	1	(22)	–		3	(256)	(297	) (f)

(a)	Included in mortgage banking revenue.

(b)	Approximately $712 million included in other noninterest income and $219 million included in mortgage banking revenue.

(c)	Represents MSRs capitalized during the period.

(d)	Approximately $967 million included in other noninterest income and $52 million included in mortgage banking revenue.

(e)	Approximately $(415) million included in other noninterest income and $70 million included in mortgage banking revenue.

(f)	Approximately $(325) million included in other noninterest income and $28 million included in mortgage banking revenue.

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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	June 30, 2019				December 31, 2018
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Loans (a)	$–	$–	$331	$331	$–	$–	$40	$40
Other assets (b)	–	–	18	18	–	–	57	57

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.

(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2019	2018	2019	2018
Loans (a)	$29	$18	$73	$41
Other assets (b)	3	8	6	13

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.

(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	67

Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2019			December 31, 2018
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$3,763	$3,633	$130	$2,035	$1,972	$63
Nonaccrual loans	1	1	–	2	2	–
Loans 90 days or more past due	–	–	–	–	–	–

Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of June 30, 2019 and December 31, 2018. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded
.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2019					December 31, 2018
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$16,932	$16,932	$–	$–	$16,932	$21,453	$21,453	$–	$–	$21,453
Federal funds sold and securities purchased under resale agreements	4,128	–	4,128	–	4,128	306	–	306	–	306
Investment securities held-to-maturity	46,383	4,305	42,036	9	46,350	46,050	4,594	40,359	11	44,964
Loans held for sale (a)	56	–	–	56	56	21	–	–	21	21
Loans	288,009	–	–	292,516	292,516	282,837	–	–	284,790	284,790
Other	1,851	–	900	951	1,851	2,412	–	1,241	1,171	2,412

Financial Liabilities
Time deposits	45,106	–	45,075	–	45,075	44,554	–	44,140	–	44,140
Short-term borrowings (b)	13,567	–	13,376	–	13,376	12,921	–	12,678	–	12,678
Long-term debt	41,008	–	41,712	–	41,712	41,340	–	41,003	–	41,003
Other	2,161	–	1,381	2,161	3,542	1,726	–	–	1,726	1,726

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.

(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred
non-yield
related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield
related loan fees and standby letters of credit was $502 million and $532 million at June 30, 2019 and December 31, 2018, respectively. The carrying value of other guarantees was $236 million and $263 million at June 30, 2019 and December 31, 2018, respectively.

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

68	U.S. Bancorp

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
During the three and six months ended June 30, 2019, the Company sold 0.3 million and 0.7 million, respectively, of its Class B shares. Upon final settlement of the Visa Litigation, the remaining 0.6 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., which are publicly traded. The Class B shares are excluded from the Company’s financial instruments disclosures included in Note 15.
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2019:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$51	$10,946
Third party borrowing arrangements	—	—	11
Securities lending indemnifications	5,844	—	5,765
Asset sales	—	74	7,331	(a)
Merchant processing	1,131	73	116,484
Tender option bond program guarantee	2,572	—	2,362
Minimum revenue guarantees	—	—	3
Other	—	89	1,216

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
The Company currently processes card transactions in the United States, Canada, Europe and Mexico through wholly-owned subsidiaries and a network of other financial institutions. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2019, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $11.8 billion. The Company held collateral of $1.0 billion in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At June 30, 2019, the liability was $58 million primarily related to these airline processing arrangements.

U.S. Bancorp	69

Asset Sales
The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the counterparty for losses. At June 30, 2019 and December 31, 2018, the Company had reserved $
10

million for potential losses from representation and warranty obligations. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of June 30, 2019 and December 31, 2018, the Company had $16 million and $15 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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

70	U.S. Bancorp

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

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2019 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	71

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30
	2019			2018
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$115,460	$759	2.63%	$114,578	$667	2.33%	.8%
Loans held for sale	3,162	34	4.30	3,545	39	4.39	(10.8)
Loans (b)
Commercial	103,233	1,099	4.27	98,353	939	3.83	5.0
Commercial real estate	39,365	512	5.22	39,857	459	4.61	(1.2)
Residential mortgages	66,834	661	3.96	60,834	568	3.74	9.9
Credit card	22,830	646	11.36	21,220	610	11.53	7.6
Other retail	56,956	678	4.78	55,463	593	4.29	2.7
Covered loans	—	—	—	2,897	45	6.22	*
Total loans	289,218	3,596	4.99	278,624	3,214	4.62	3.8
Other earning assets	19,093	91	1.90	15,929	60	1.51	19.9
Total earning assets	426,933	4,480	4.21	412,676	3,980	3.86	3.5
Allowance for loan losses	(4,011)			(3,929)			(2.1)
Unrealized gain (loss) on investment securities	(288)			(1,654)			82.6
Other assets	48,964			47,396			3.3
Total assets	$471,598			$454,489			3.8
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$73,096			$78,987			(7.5)%
Interest-bearing deposits
Interest checking	70,433	53	.30	69,918	32	.18	.7
Money market savings	108,633	435	1.61	103,333	253	.98	5.1
Savings accounts	45,988	26	.23	45,069	12	.11	2.0
Time deposits	47,082	248	2.12	37,515	130	1.39	25.5
Total interest-bearing deposits	272,136	762	1.12	255,835	427	.67	6.4
Short-term borrowings	17,169	93	2.16	20,602	89	1.73	(16.7)
Long-term debt	40,438	293	2.91	35,780	238	2.67	13.0
Total interest-bearing liabilities	329,743	1,148	1.40	312,217	754	.97	5.6
Other liabilities	15,693			13,335			17.7
Shareholders' equity
Preferred equity	5,984			5,419			10.4
Common equity	46,454			43,903			5.8
Total U.S. Bancorp shareholders' equity	52,438			49,322			6.3
Noncontrolling interests	628			628			—
Total equity	53,066			49,950			6.2
Total liabilities and equity	$471,598			$454,489			3.8
Net interest income		$3,332			$3,226
Gross interest margin			2.81%			2.89%
Gross interest margin without taxable-equivalent increments			2.78%			2.86%
Percent of Earning Assets
Interest income			4.21%			3.86%
Interest expense			1.08			.73
Net interest margin			3.13%			3.13%
Net interest margin without taxable-equivalent increments			3.10%			3.10%

*	Not meaningful

(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.

(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

72	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30
	2019			2018
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$114,823	$1,479	2.58%	$114,039	$1,294	2.27%	.7%
Loans held for sale	2,650	59	4.47	3,341	72	4.30	(20.7)
Loans (b)
Commercial	102,600	2,175	4.27	97,912	1,799	3.70	4.8
Commercial real estate	39,417	1,001	5.12	40,110	899	4.52	(1.7)
Residential mortgages	66,212	1,315	3.98	60,505	1,126	3.73	9.4
Credit card	22,714	1,317	11.69	21,252	1,226	11.63	6.9
Other retail	56,729	1,343	4.77	56,253	1,186	4.25	.8
Covered loans	—	—	—	2,972	90	6.03	*
Total loans	287,672	7,151	5.01	279,004	6,326	4.57	3.1
Other earning assets	18,089	172	1.91	15,881	110	1.39	13.9
Total earning assets	423,234	8,861	4.21	412,265	7,802	3.81	2.7
Allowance for loan losses	(3,997)			(3,931)			(1.7)
Unrealized gain (loss) on investment securities	(664)			(1,450)			54.2
Other assets	48,948			47,505			3.0
Total assets	$467,521			$454,389			2.9
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$73,263			$79,234			(7.5)%
Interest-bearing deposits
Interest checking	71,301	115	.32	70,136	58	.17	1.7
Money market savings	104,058	810	1.57	103,350	458	.89	.7
Savings accounts	45,604	50	.22	44,730	20	.09	2.0
Time deposits	46,100	482	2.11	37,252	236	1.27	23.8
Total interest-bearing deposits	267,063	1,457	1.10	255,468	772	.61	4.5
Short-term borrowings	17,765	189	2.14	21,726	166	1.54	(18.2)
Long-term debt	41,143	597	2.92	34,723	441	2.56	18.5
Total interest-bearing liabilities	325,971	2,243	1.39	311,917	1,379	.89	4.5
Other liabilities	15,643			13,536			15.6
Shareholders' equity
Preferred equity	5,984			5,419			10.4
Common equity	46,032			43,656			5.4
Total U.S. Bancorp shareholders' equity	52,016			49,075			6.0
Noncontrolling interests	628			627			.2
Total equity	52,644			49,702			5.9
Total liabilities and equity	$467,521			$454,389			2.9
Net interest income		$6,618			$6,423
Gross interest margin			2.82%			2.92%
Gross interest margin without taxable-equivalent increments			2.79%			2.89%
Percent of Earning Assets
Interest income			4.21%			3.81%
Interest expense			1.07			.68
Net interest margin			3.14%			3.13%
Net interest margin without taxable-equivalent increments			3.11%			3.10%

*	Not meaningful

(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.

(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	73

Part II — Other Information
Item 1. Legal Proceedings
 — See the information set forth in Note 16 in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated herein by reference.
Item

1A
.
Risk Factors
 — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on
Form 10-K
 for the year ended December 31, 2018, for discussion of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
 — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 of this Report for information regarding shares repurchased by the Company during the second quarter of 2019.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of U.S. Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

74	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ CRAIG E. GIFFORD

Dated: August 1, 2019		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	75

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

Dated: August 1, 2019

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

Dated: August 1, 2019

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

(1)
The Quarterly Report on Form
10-Q
for the quarter ended June 30, 2019 (the “Form
10-Q”)
of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ANDREW CECERE	/s/ TERRANCE R. DOLAN
Andrew Cecere Chief Executive Officer Dated: August 1, 2019	Terrance R. Dolan Chief Financial Officer

78	U.S. Bancorp

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
462 South 4
th
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
Website
 For information about U.S. Bancorp, including news, financial results, annual reports and other documents filed with the Securities and Exchange Commission, access our home page on the internet at usbank.com and click on
About Us
.
Mail
At your request, we will mail to you our quarterly earnings, news releases, quarterly financial data reported on
Form 10-Q,
Form 10-K
and additional copies of our annual reports. Please contact:
U.S. Bancorp Investor Relations
800 Nicollet Mall
Minneapolis, MN 55402
investorrelations@usbank.com
Phone:
866-775-9668
Media Requests
Rebekah Fawcett
Senior Vice President, Head of Enterprise Communications
Public Affairs and Communications
rebekah.fawcett@usbank.com
Phone:
612-303-9986
Privacy
U.S. Bancorp is committed to respecting the privacy of our customers and safeguarding the financial and personal information provided to us. To learn more about the U.S. Bancorp commitment to protecting privacy, visit usbank.com and click on
Privacy
.
Code of Ethics
At U.S. Bancorp, our commitment to high ethical standards guides everything we do. Demonstrating this commitment through our words and actions is how each of us does the right thing every day for our customers, shareholders, communities and each other. Our ethical culture has been recognized by the Ethisphere Institute, which again this year named us to its World’s Most Ethical Companies
®
list.
For details about our Code of Ethics and Business Conduct, visit usbank.com and click on
About Us
and then
Investor Relations
and then
Corporate Governance
.
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
Equal Opportunity and Affirmative Action
U.S. Bancorp and our subsidiaries are committed to providing Equal Employment Opportunity to all employees and applicants for employment. In keeping with this commitment, employment decisions are made based on abilities, not race, color, religion, creed, citizenship, national origin or ancestry, gender, age, disability, veteran status, sexual orientation, marital status, gender identity or expression, genetic information or any other factors protected by law. The Company complies with municipal, state and federal fair employment laws, including regulations applying to federal contractors.
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