Form 10-Q
period 2019-09-30
US BANCORP \DE\
filed 2019-11-08
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2019
Common Stock, $0.01 Par Value	1,561,859,164 shares

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2019	2018	Percent Change	2019	2018	Percent Change
Condensed Income Statement
Net interest income	$3,281	$3,251	.9%	$9,845	$9,616	2.4%
Taxable-equivalent adjustment (a)	25	30	(16.7)	79	88	(10.2)
Net interest income (taxable-equivalent basis) (b)	3,306	3,281	.8	9,924	9,704	2.3
Noninterest income	2,589	2,408	7.5	7,348	7,079	3.8
Securities gains (losses), net	25	10	*	47	25	88.0
Total net revenue	5,920	5,699	3.9	17,319	16,808	3.0
Noninterest expense	3,144	3,044	3.3	9,384	9,184	2.2
Provision for credit losses	367	343	7.0	1,109	1,011	9.7
Income before taxes	2,409	2,312	4.2	6,826	6,613	3.2
Income taxes and taxable-equivalent adjustment	492	490	.4	1,373	1,351	1.6
Net income	1,917	1,822	5.2	5,453	5,262	3.6
Net (income) loss attributable to noncontrolling interests	(9)	(7)	(28.6)	(25)	(22)	(13.6)
Net income attributable to U.S. Bancorp	$1,908	$1,815	5.1	$5,428	$5,240	3.6
Net income applicable to U.S. Bancorp common shareholders	$1,821	$1,732	5.1	$5,175	$5,007	3.4
Per Common Share
Earnings per share	$1.16	$1.06	9.4%	$3.26	$3.05	6.9%
Diluted earnings per share	1.15	1.06	8.5	3.25	3.04	6.9
Dividends declared per share	.42	.37	13.5	1.16	.97	19.6
Book value per share (c)	30.26	27.35	10.6
Market value per share	55.34	52.81	4.8
Average common shares outstanding	1,575	1,629	(3.3)	1,589	1,641	(3.2)
Average diluted common shares outstanding	1,578	1,633	(3.4)	1,592	1,645	(3.2)
Financial Ratios
Return on average assets	1.57%	1.58%		1.54%	1.54%
Return on average common equity	15.3	15.5		14.9	15.2
Net interest margin (taxable-equivalent basis) (a)	3.02	3.15		3.10	3.14
Efficiency ratio (b)	53.3	53.5		54.3	54.7
Net charge-offs as a percent of average loans outstanding	.48	.46		.49	.48
Average Balances
Loans	$292,436	$281,065	4.0%	$289,278	$279,699	3.4%
Loans held for sale	4,476	3,109	44.0	3,265	3,262	.1
Investment securities (d)	117,213	113,547	3.2	115,628	113,873	1.5
Earning assets	435,673	415,177	4.9	427,426	413,246	3.4
Assets	481,454	456,916	5.4	472,216	455,241	3.7
Noninterest-bearing deposits	74,594	77,192	(3.4)	73,711	78,546	(6.2)
Deposits	349,933	330,121	6.0	343,563	333,159	3.1
Short-term borrowings	18,597	22,186	(16.2)	18,046	21,881	(17.5)
Long-term debt	42,691	39,701	7.5	41,664	36,400	14.5
Total U.S. Bancorp shareholders’ equity	53,292	50,138	6.3	52,446	49,433	6.1

	September 30, 2019	December 31, 2018
Period End Balances
Loans	$294,638	$286,810	2.7%
Investment securities	121,079	112,165	7.9
Assets	487,671	467,374	4.3
Deposits	359,715	345,475	4.1
Long-term debt	41,274	41,340	(.2)
Total U.S. Bancorp shareholders’ equity	53,517	51,029	4.9
Asset Quality
Nonperforming assets	$979	$989	(1.0)%
Allowance for credit losses	4,481	4,441	.9
Allowance for credit losses as a percentage of period-end loans	1.52%	1.55%
Capital Ratios
Basel III standardized approach:
Common equity tier 1 capital	9.6%	9.1%
Tier 1 capital	11.2	10.7
Total risk-based capital	13.2	12.6
Leverage	9.3	9.0
Common equity tier 1 capital to risk-weighted assets for the Basel III advanced approaches	12.6	11.8
Tangible common equity to tangible assets (b)	8.0	7.8
Tangible common equity to risk-weighted assets (b)	9.7	9.4

*	Not meaningful

(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

(b)	See Non-GAAP Financial Measures beginning on page 30.

(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.

(d)
Excludes unrealized gains and losses on
available-for-sale
investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale
to
held-to-maturity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW
Earnings Summary
U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.9 billion for the third quarter of 2019, or $1.15 per diluted common share, compared with $1.8 billion, or $1.06 per diluted common share, for the third quarter of 2018. Return on average assets and return on average common equity were 1.57 percent and 15.3 percent, respectively, for the third quarter of 2019, compared with 1.58 percent and 15.5 percent, respectively, for the third quarter of 2018.
Total net revenue for the third quarter of 2019 was $221 million (3.9 percent) higher than the third quarter of 2018, reflecting a 0.9 percent increase in net interest income (0.8 percent on a taxable-equivalent basis) and an 8.1 percent increase in noninterest income. The increase in net interest income from the third quarter of 2018 was mainly a result of loan growth and higher yields on reinvestment of securities, partially offset by the impact of a flatter yield curve and changes in deposit and funding mix. The noninterest income increase was driven by growth in mortgage banking revenue, payment services revenue, commercial products revenue and other noninterest income, partially offset by a decline in deposit service charges.
Noninterest expense in the third quarter of 2019 was $100 million (3.3 percent) higher than the third quarter of 2018, primarily due to higher personnel expense, in part due to higher fee revenue production in mortgage and capital market activities, and higher technology and communications expense in support of business growth. Partially offsetting these increases was lower other noninterest expense driven by lower Federal Deposit Insurance Corporation (“FDIC”) assessment costs.
The provision for credit losses for the third quarter of 2019 of $367 million was $24 million (7.0 percent) higher than the third quarter of 2018. Net charge-offs in the third quarter of 2019 were $352 million, compared with $328 million in the third quarter of 2018. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Net income attributable to U.S. Bancorp for the first nine months of 2019 was $5.4 billion, or $3.25 per diluted common share, compared with $5.2 billion, or $3.04 per diluted common share, for the first nine months of 2018. Return on average assets and return on average common equity were 1.54 percent and 14.9 percent, respectively, for the first nine months of 2019, compared with 1.54 percent and 15.2 percent, respectively, for the first nine months of 2018.
Total net revenue for the first nine months of 2019 was $511 million (3.0 percent) higher than the first nine months of 2018, reflecting a 2.4 percent increase in net interest income (2.3 percent on a taxable-equivalent basis) and a 4.1 percent increase in noninterest income. The increase in net interest income from a year ago was mainly a result of loan growth and higher yields on reinvestment of securities, partially offset by the impact of a flatter yield curve and changes in deposit and funding mix. The noninterest income increase was driven by growth in payment services revenue, mortgage banking revenue, commercial products revenue and other noninterest income, partially offset by a decline in deposit service charges.
Noninterest expense in the first nine months of 2019 was $200 million (2.2 percent) higher than the first nine months of 2018, primarily due to higher personnel expense, reflecting higher fee revenue production in mortgage and capital market activities, and higher technology and communications expense in support of business growth. Partially offsetting these increases was lower other noninterest expense driven by lower FDIC assessment costs.
The provision for credit losses for the first nine months of 2019 of $1.1 billion was $98 million (9.7 percent) higher than the first nine months of 2018. Net charge-offs in the first nine months of 2019 were $1.1 billion, compared with $1.0 billion in the first nine months of 2018. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U.S. Bancorp	3

STATEMENT OF INCOME ANALYSIS
Net Interest Income
 Net interest income, on a taxable-equivalent basis, was $3.3 billion in the third quarter and $9.9 billion in the first nine months of 2019, representing increases of $25 million (0.8 percent) and $220 million (2.3 percent), respectively, over the same periods of 2018. The increases were principally driven by earning assets growth and higher yields on reinvestment of securities, partially offset by declining interest rates and a flatter yield curve, as well as changes in deposit and funding mix. Average earning assets were $20.5 billion (4.9 percent) higher in the third quarter and $14.2 billion (3.4 percent) higher in the first nine months of 2019, compared with the same periods of 2018, reflecting increases in loans, investment securities and other earning assets. The net interest margin, on a taxable-equivalent basis, in the third quarter and first nine months of 2019 was 3.02 percent and 3.10 percent, respectively, compared with 3.15 percent and 3.14 percent in the third quarter and first nine months of 2018, respectively. Net interest margin decreased year-over-year primarily due to the impacts of changes in the yield curve, changes in deposit and funding mix, and higher cash balances, in part related to a change in position on affiliate balances by the regulator of the Company’s Irish subsidiary. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Average total loans in the third quarter and first nine months of 2019 were $11.4 billion (4.0 percent) and $9.6 billion (3.4 percent) higher, respectively, than the same periods of 2018, due to growth in residential mortgages, commercial loans, credit card loans and other retail loans, all driven by higher demand for loans from new and existing customers. These increases were partially offset by decreases in commercial real estate loans due to new originations being more than offset by customers paying down balances, given the later stage of the business cycle, and the fourth quarter of 2018 sale of the majority of the Company’s loans covered by FDIC loss-sharing agreements
. Subsequent to the fourth quarter of 2018 sale, any remaining covered loan balances were reclassified to their respective portfolio category.
Average investment securities in the third quarter and first nine months of 2019 were $3.7 billion (3.2 percent) and $1.8 billion (1.5 percent) higher, respectively, than in the same periods of 2018, primarily due to purchases of mortgage-backed securities, net of prepayments and maturities.
Average total deposits for the third quarter and first nine months of 2019 were $19.8 billion (6.0 percent) and $10.4 billion (3.1 percent) higher, respectively, than the same periods of 2018. Average total savings deposits for the third quarter and first nine months of 2019 were $18.0 billion (8.4 percent) and $7.9 billion (3.6 percent) higher, respectively, than the same periods of the prior year, driven by increases in Wealth Management and Investment Services, Corporate and Commercial Banking, and Consumer and Business Banking balances. Average time deposits for the third quarter and first nine months of 2019 were $4.4 billion (11.7 percent) and $7.4 billion (19.6 percent) higher, respectively, than the same periods of 2018. The increases were largely related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics, in addition to the migration of consumer customer deposit balances to higher yielding products. Average noninterest-bearing deposits for the third quarter and first nine months of 2019 decreased $2.6 billion (3.4 percent) and $4.8 billion (6.2 percent), respectively, from the same periods of the prior year, primarily due to the migration of balances to interest-bearing deposits and the continued deployment by customers of business deposits within Corporate and Commercial Banking given higher earning credit rates from the prior year.

Table 2	Noninterest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2019	2018	Percent Change	2019	2018	Percent Change
Credit and debit card revenue	$366	$344	6.4%	$1,035	$1,019	1.6%
Corporate payment products revenue	177	169	4.7	506	481	5.2
Merchant processing services	410	392	4.6	1,192	1,142	4.4
Trust and investment management fees	421	411	2.4	1,235	1,210	2.1
Deposit service charges	234	283	(17.3)	678	817	(17.0)
Treasury management fees	139	146	(4.8)	438	451	(2.9)
Commercial products revenue	240	216	11.1	708	670	5.7
Mortgage banking revenue	272	174	56.3	630	549	14.8
Investment products fees	46	47	(2.1)	138	140	(1.4)
Securities gains (losses), net	25	10	*	47	25	88.0
Other	284	226	25.7	788	600	31.3
Total noninterest income	$2,614	$2,418	8.1%	$7,395	$7,104	4.1%

*	Not meaningful

4	U.S. Bancorp

Provision for Credit Losses
 The provision for credit losses for the third quarter and first nine months of 2019 increased $24 million (7.0 percent) and $98 million (9.7 percent), respectively, from the same periods of 2018, primarily as a result of loan growth. Net charge-offs increased $24 million (7.3 percent) and $68 million (6.8 percent) in the third quarter and first nine months of 2019, respectively, compared with the same periods of the prior year, primarily due to higher commercial, commercial real estate and credit card loan net charge-offs, partially offset by lower residential mortgage net charge-offs. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income
 Noninterest income was $2.6 billion in the third quarter and $7.4 billion in the first nine months of 2019, representing increases of $196 million (8.1 percent) and $291 million (4.1 percent), respectively, compared with the same periods of 2018. The increases from a year ago were driven by growth in payment services revenue, mortgage banking revenue, commercial products revenue and other noninterest income, partially offset by a decline in deposit service charges. Payment services revenue increased due to higher credit and debit card revenue, merchant processing services revenue and corporate payment products revenue, all driven by higher sales volume. In addition, credit and debit card revenue further increased in the third quarter of 2019, compared with the third quarter of 2018, due to more processing days. Mortgage banking revenue increased due to higher origination and sales volumes related to home sales and refinancing activities given changing interest rates relative to the prior year, partially offset by changes in mortgage servicing rights (“MSRs”) valuations, net of hedging activities. Commercial products revenue increased primarily due to higher corporate bond fees and trading revenue related to stronger capital markets activities. Other noninterest income also increased from a year ago primarily due to higher equity investment income and transition services agreement revenue associated with the sale of the Company’s ATM third-party servicing business in 2018. Deposit service charges decreased primarily due to the ATM third-party servicing sale.
Noninterest Expense
 Noninterest expense was $3.1 billion in the third quarter and $9.4 billion in the first nine months of 2019, representing increases of $100 million (3.3 percent) and $200 million (2.2 percent), respectively, over the same periods of 2018. The increases from a year ago were primarily due to higher personnel costs, technology and communications expense, and professional services expense, partially offset by lower other noninterest expense. Compensation expense increased principally due to the impact of merit increases and higher variable compensation related to business production within mortgage banking and the capital markets business lines, while employee benefits expense increased primarily due to increased medical costs. Technology and communications expense increased, primarily driven by capital expenditures to support business growth. Professional services expense increased primarily due to business investments and enhancements to risk management programs. Other noninterest expense decreased due to lower FDIC assessment costs, driven by the elimination of the surcharge in the fourth quarter of 2018, and lower costs related to tax-advantaged
projects.

Table 3	Noninterest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2019	2018	Percent Change	2019	2018	Percent Change
Compensation	$1,595	$1,529	4.3%	$4,728	$4,594	2.9%
Employee benefits	324	294	10.2	971	923	5.2
Net occupancy and equipment	279	270	3.3	837	797	5.0
Professional services	114	96	18.8	315	274	15.0
Marketing and business development	109	106	2.8	309	314	(1.6)
Technology and communications	277	247	12.1	804	724	11.0
Postage, printing and supplies	74	84	(11.9)	219	244	(10.2)
Other intangibles	42	41	2.4	124	120	3.3
Other	330	377	(12.5)	1,077	1,194	(9.8)
Total noninterest expense	$3,144	$3,044	3.3%	$9,384	$9,184	2.2%
Efficiency ratio (a)	53.3%	53.5%		54.3%	54.7%

a)	See Non-GAAP Financial Measures beginning on page 30.

U.S. Bancorp	5

Income Tax Expense
 The provision for income taxes was $467 million (an effective rate of 19.6 percent) for the third quarter and $1.3 billion (an effective rate of 19.2 percent) for the first nine months of 2019, compared with $460 million (an effective rate of 20.2 percent) and $1.3 billion (an effective rate of 19.4 percent) for the same periods of 2018. For further information on income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans
 The Company’s loan portfolio was $294.6 billion at September 30, 2019, compared with $286.8 billion at December 31, 2018, an increase of $7.8 billion (2.7 percent). The increase was driven by higher residential mortgages, commercial loans, other retail loans and credit card loans, partially offset by lower commercial real estate loans.
Residential mortgages held in the loan portfolio increased $4.3 billion (6.7 percent) at September 30, 2019, compared with December 31, 2018, as origination activity more than offset the effect of customers paying down balances in the first nine months of 2019. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Commercial loans increased $2.2 billion (2.2 percent) at September 30, 2019, compared with December 31, 2018, reflecting higher demand from new and existing customers.
Other retail loans increased $1.0 billion (1.8 percent) at September 30, 2019, compared with December 31, 2018, the result of increases in installment loans and auto loans, partially offset by decreases in home equity loans, revolving credit balances and retail leasing loans.
Credit card loans increased $527 million (2.3 percent) at September 30, 2019, compared with December 31, 2018, reflecting new and existing customer growth in the first nine months of 2019.
Commercial real estate loans decreased $271 million (0.7 percent) at September 30, 2019, compared with December 31, 2018, primarily the result of new originations being more than offset by customers paying down balances, given the later stage of the business cycle.
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
Loans Held for Sale
 Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $4.5 billion at September 30, 2019, compared with $2.1 billion at December 31, 2018. The increase in loans held for sale was principally due to a higher level of mortgage loan closings in the third quarter of 2019, reflecting the impact of declining interest rates. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

6	U.S. Bancorp

Table 4	Investment Securities

	Available-for-Sale				Held-to-Maturity
At September 30, 2019 (Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$2,544	$2,540	.6	1.54%	$–	$–	–	–%
Maturing after one year through five years	11,608	11,628	2.1	1.68	3,897	3,913	3.6	1.70
Maturing after five years through ten years	1,391	1,385	8.4	1.82	505	517	6.2	2.43
Maturing after ten years	–	–	–	–	–	–	–	–

Total	$15,543	$15,553	2.4	1.67%	$4,402	$4,430	3.9	1.79%
Mortgage-Backed Securities (a)
Maturing in one year or less	$26	$26	.5	3.01%	$228	$228	.7	2.19%
Maturing after one year through five years	41,747	41,856	3.5	2.59	36,288	36,406	3.5	2.48
Maturing after five years through ten years	9,120	9,128	6.3	2.58	5,428	5,437	5.5	2.54
Maturing after ten years	913	917	11.3	3.06	110	110	12.7	2.95

Total	$51,806	$51,927	4.1	2.60%	$42,054	$42,181	3.8	2.49%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%	$–	$–	–	–%
Maturing after one year through five years	377	382	3.2	3.37	4	6	3.3	2.74
Maturing after five years through ten years	–	–	–	–	1	–	6.3	2.85
Maturing after ten years	–	–	–	–	–	1	15.5	2.67

Total	$377	$382	3.2	3.37%	$5	$7	3.7	2.75%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$97	$98	.2	5.71%	$–	$–	.3	7.33%
Maturing after one year through five years	697	726	3.3	4.50	–	–	2.8	6.38
Maturing after five years through ten years	5,555	5,861	7.3	4.27	4	4	6.4	1.95
Maturing after ten years	46	50	11.3	4.52	–	–	–	–

Total	$6,395	$6,735	6.8	4.32%	$4	$4	6.0	2.45%
Other
Maturing in one year or less	$1	$1	.1	2.55%	$16	$16	.4	3.12%
Maturing after one year through five years	–	–	–	–	–	–	–	–
Maturing after five years through ten years	–	–	–	–	–	–	–	–
Maturing after ten years	–	–	–	–	–	–	–	–

Total	$1	$1	.1	2.55%	$16	$16	.4	3.12%
Total investment securities (d)	$74,122	$74,598	4.0	2.56%	$46,481	$46,638	3.8	2.42%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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
available-for-sale
to
held-to-maturity.

	September 30, 2019		December 31, 2018
(Dollars in Millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury and agencies	$19,945	16.6%	$24,706	21.8%
Mortgage-backed securities	93,860	77.8	81,464	71.8
Asset-backed securities	382	.3	402	.4
Obligations of state and political subdivisions	6,399	5.3	6,842	6.0
Other	17	–	17	–
Total investment securities	$120,603	100.0%	$113,431	100.0%

U.S. Bancorp	7

Investment Securities
 Investment securities totaled $121.1 billion at September 30, 2019, compared with $112.2 billion at December 31, 2018. The $8.9 billion (7.9 percent) increase was primarily due to $7.2 billion of net investment purchases and a $1.7 billion favorable change in net unrealized gains (losses) on available-for-sale
investment securities.
The Company’s
available-for-sale
securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a security is deemed to be other-than-temporarily impaired. At September 30, 2019, the Company’s net unrealized gains on available-for-sale
securities were $476 million, compared with $1.3 billion of net unrealized losses at December 31, 2018. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of U.S. Treasury, mortgage-backed and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale
securities totaled $256 million at September 30, 2019, compared with $1.4 billion at December 31, 2018. At September 30, 2019, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 3 and 15 in the Notes to Consolidated Financial Statements for further information on investment securities.
Deposits
 Total deposits were $359.7 billion at September 30, 2019, compared with $345.5 billion at December 31, 2018, the result of increases in total savings deposits and noninterest-bearing deposits, partially offset by a decrease in time deposits. Money market deposit balances increased $17.7 billion (17.7 percent) at September 30, 2019, compared with December 31, 2018, primarily due to higher Wealth Management and Investment Services, and Corporate and Commercial Banking balances. Savings account balances increased $1.7 billion (3.9 percent), primarily due to higher Consumer and Business Banking balances. Interest checking balances decreased $1.3 billion (1.8 percent), primarily due to lower Wealth Management and Investment Services, and Consumer and Business Banking balances, partially offset by higher Corporate and Commercial Banking balances. Noninterest-bearing deposits increased $421 million (0.5 percent) at September 30, 2019, compared with December 31, 2018, primarily due to higher Consumer and Business Banking balances, partially offset by lower Corporate and Commercial Banking, and Wealth Management and Investment Services balances. Time deposits decreased $4.3 billion (9.7 percent) at September 30, 2019, compared with December 31, 2018, driven by a decrease in those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics, partially offset by the migration of consumer customer deposit balances to higher yielding products.
Borrowings
 The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $14.6 billion at September 30, 2019, compared with $14.1 billion at December 31, 2018. The $440 million (3.1 percent) increase in short-term borrowings was primarily due to higher commercial paper, federal funds purchased and other short-term borrowings balances, partially offset by lower repurchase agreement balances. Long-term debt was $41.3 billion at September 30, 2019 and December 31, 2018, reflecting $3.3 billion of bank note, $2.6 billion of medium-term note and $1.0 billion of subordinated note issuances, offset by $1.5 billion of medium-term note repayments and $5.3 billion of bank note repayments and maturities during the first nine months of 2019. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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

The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputational. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Interest rate risk is the potential reduction of net interest income or market valuations as a result of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale
securities, mortgage loans held for sale (“MLHFS”), MSRs and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk of loss arising from inadequate or failed internal processes or systems, people, or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, material financial loss, or loss to reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct. Strategic risk is the risk to current or projected financial condition arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputational risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new customer relationships, offer new services or continue serving existing customer relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018, for a detailed discussion of these factors.
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
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off
portfolio. Home equity or second mortgage loans are junior lien closed-end
accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a
10-
or
15-year
fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a
10-
or
15-year
draw period during which a minimum payment is equivalent to the monthly interest, followed by a
20-
or
10-year
amortization period, respectively. At September 30, 2019, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.1 billion, or 8 percent, of the outstanding home equity line balances at September 30, 2019, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and credit scores, and in some cases, updated loan-to-value
(“LTV”) information reflecting current market conditions on real estate-based loans. These risk characteristics, among others, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.
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
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV and borrower type at September 30, 2019:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$2,314	$57,346	$59,660	86.0%
Over 80% through 90%	14	5,614	5,628	8.1
Over 90% through 100%	1	483	484	.7
Over 100%	–	165	165	.3
No LTV available	–	28	28	–
Loans purchased from GNMA mortgage pools (a)	–	3,413	3,413	4.9
Total	$2,329	$67,049	$69,378	100.0%
Borrower Type
Prime borrowers	$2,329	$63,010	$65,339	94.2%
Sub-prime borrowers	–	626	626	.9
Loans purchased from GNMA mortgage pools (a)	–	3,413	3,413	4.9
Total	$2,329	$67,049	$69,378	100.0%

(a)
Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$11,480	$958	$12,438	80.5%
Over 80% through 90%	1,738	724	2,462	15.9
Over 90% through 100%	226	65	291	1.9
Over 100%	113	11	124	.8
No LTV/CLTV available	131	7	138	.9
Total	$13,688	$1,765	$15,453	100.0%
Borrower Type
Prime borrowers	$13,654	$1,722	$15,376	99.5%
Sub-prime borrowers	34	43	77	.5
Total	$13,688	$1,765	$15,453	100.0%

Home equity and second mortgages were $15.5 billion at September 30, 2019, compared with $16.1 billion at December 31, 2018, and included $3.9 billion of home equity lines in a first lien position and $11.6 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at September 30, 2019, included approximately $4.7 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.9 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

U.S. Bancorp	11

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at September 30, 2019:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,666	$6,882	$11,548
Percent 30-89 days past due	.39%	.49%	.45%
Percent 90 days or more past due	.06%	.08%	.07%
Weighted-average CLTV	69%	66%	67%
Weighted-average credit score	780	776	777

See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.
Loan Delinquencies
Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $600 million at September 30, 2019, compared with $584 million at December 31, 2018. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off
timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.20 percent at September 30, 2019 and December 31, 2018.

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	September 30, 2019	December 31, 2018
Commercial
Commercial	.10%	.07%
Lease financing	–	–
Total commercial	.10	.07
Commercial Real Estate
Commercial mortgages	–	–
Construction and development	.02	–
Total commercial real estate	.01	–
Residential Mortgages (a)	.17	.18
Credit Card	1.16	1.25
Other Retail
Retail leasing	.05	.04
Home equity and second mortgages	.34	.35
Other	.14	.15
Total other retail	.18	.19
Total loans	.20%	.20%

90 days or more past due including nonperforming loans	September 30, 2019	December 31, 2018
Commercial	.40%	.27%
Commercial real estate	.23	.29
Residential mortgages (a)	.53	.63
Credit card	1.16	1.25
Other retail	.47	.54
Total loans	.49%	.49%

(a)
Delinquent loan ratios exclude $1.7 billion at September 30, 2019, and at December 31, 2018, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 2.91 percent at September 30, 2019, and 3.21 percent at December 31, 2018.

12	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Residential Mortgages (a)
30-89 days	$167	$181	.24%	.27%
90 days or more	115	114	.17	.18
Nonperforming	251	296	.36	.46
Total	$533	$591	.77%	.91%
Credit Card
30-89 days	$316	$324	1.33%	1.39%
90 days or more	278	293	1.16	1.25
Nonperforming	–	–	–	–
Total	$594	$617	2.49%	2.64%
Other Retail
Retail Leasing
30-89 days	$41	$37	.48%	.43%
90 days or more	4	3	.05	.04
Nonperforming	12	12	.14	.14
Total	$57	$52	.67%	.61%
Home Equity and Second Mortgages
30-89 days	$85	$90	.55%	.56%
90 days or more	52	57	.34	.35
Nonperforming	116	145	.75	.90
Total	$253	$292	1.64%	1.81%
Other (b)
30-89 days	$265	$276	.78%	.87%
90 days or more	46	48	.14	.15
Nonperforming	42	40	.13	.13
Total	$353	$364	1.05%	1.15%

(a)
Excludes $391 million of loans
30-89
days past due and $1.7 billion of loans 90 days or more past due at September 30, 2019, purchased from GNMA mortgage pools that continue to accrue interest, compared with $430 million and $1.7 billion at December 31, 2018, respectively.

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
Troubled Debt Restructurings
Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At September 30, 2019, performing TDRs were $3.8 billion, compared with $3.9 billion at December 31, 2018. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.
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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At September 30, 2019 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$264	4.8%	2.1%	$145	(a)	$409
Commercial real estate	145	.9	—	37	(b)	182
Residential mortgages	1,322	2.9	4.3	156		1,478	(d)
Credit card	262	10.6	5.9	—		262
Other retail	152	8.4	7.2	38	(c)	190	(e)
TDRs, excluding loans purchased from GNMA mortgage pools	2,145	4.3	4.1	376		2,521
Loans purchased from GNMA mortgage pools (g)	1,690	—	—	—		1,690	(f)
Total	$3,835	2.4%	2.3%	$376		$4,211

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

(d)
Includes $314 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $37 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(e)
Includes $92 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $18 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(f)
Includes $144 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $416 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(g)
Approximately 5.9 percent and 44.6 percent of the total TDR loans purchased from GNMA mortgage pools are
30-89
days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

14	U.S. Bancorp

Short-term Modifications
The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. Short-term modifications were not material at September 30, 2019.
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
At September 30, 2019, total nonperforming assets were $979 million, compared to $989 million at December 31, 2018. The $10 million (1.0 percent) decrease in nonperforming assets was driven by improvements in nonperforming residential mortgages, other retail loans, commercial real estate loans, and OREO, partially offset by an increase in nonperforming commercial loans. The ratio of total nonperforming assets to total loans and other real estate was 0.33 percent at September 30, 2019, compared with 0.34 percent at December 31, 2018.
OREO was $84 million at September 30, 2019, compared with $111 million at December 31, 2018, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Residential
Illinois	$10	$11	.22%	.25%
California	8	11	.03	.04
New York	6	8	.69	.97
Minnesota	5	5	.08	.08
Oregon	4	5	.12	.15
All other states	47	66	.11	.16
Total residential	80	106	.09	.13
Commercial
California	3	3	.01	.01
Idaho	–	1	–	.09
All other states	1	1	–	–
Total commercial	4	5	–	–
Total	$84	$111	.03%	.04%

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	September 30, 2019	December 31, 2018
Commercial
Commercial	$290	$186
Lease financing	29	23
Total commercial	319	209
Commercial Real Estate
Commercial mortgages	82	76
Construction and development	7	39
Total commercial real estate	89	115
Residential Mortgages (b)	251	296
Credit Card	–	–
Other Retail
Retail leasing	12	12
Home equity and second mortgages	116	145
Other	42	40
Total other retail	170	197
Total nonperforming loans	829	817
Other Real Estate (c)	84	111
Other Assets	66	61
Total nonperforming assets	$979	$989
Accruing loans 90 days or more past due (b)	$600	$584
Nonperforming loans to total loans	.28%	.28%
Nonperforming assets to total loans plus other real estate (c)	.33%	.34%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2018	$338	$651	$989
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	578	225	803
Advances on loans	6	1	7
Total additions	584	226	810
Reductions in nonperforming assets
Paydowns, payoffs	(136)	(109)	(245)
Net sales	(170)	(64)	(234)
Return to performing status	(10)	(153)	(163)
Charge-offs (d)	(162)	(16)	(178)
Total reductions	(478)	(342)	(820)
Net additions to (reductions in) nonperforming assets	106	(116)	(10)
Balance September 30, 2019	$444	$535	$979

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.

(b)
Excludes $1.7 billion at September 30, 2019, and at December 31, 2018, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)
Foreclosed GNMA loans of $177 million and $235 million at September 30, 2019, and December 31, 2018, respectively, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Commercial
Commercial	.29%	.27%	.27%	.25%
Lease financing	.22	.22	.20	.27
Total commercial	.29	.26	.27	.25
Commercial Real Estate
Commercial mortgages	.04	(.07)	.02	(.04)
Construction and development	.11	(.14)	.02	(.04)
Total commercial real estate	.06	(.09)	.02	(.04)
Residential Mortgages	(.02)	.03	.01	.03
Credit Card	3.53	3.75	3.85	3.91
Other Retail
Retail leasing	.14	.14	.14	.15
Home equity and second mortgages	(.03)	(.02)	(.03)	(.03)
Other	.72	.74	.75	.76
Total other retail	.43	.43	.44	.45
Total loans	.48%	.46%	.49%	.48%

Analysis of Loan Net Charge-Offs
 Total loan net charge-offs were $352 million for the third quarter and $1.1 billion for the first nine months of 2019, compared with $328 million and $1.0 billion, respectively, for the same periods of 2018. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2019 was 0.48 percent and 0.49 percent, respectively, compared with 0.46 percent and 0.48 percent, respectively, for the same periods of 2018. The year-over-year increases in net charge-offs reflected higher commercial, commercial real estate and credit card loan net charge-offs, partially offset by lower residential mortgage net charge-offs.
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
charge-off
and, therefore, are excluded from nonperforming loans and measures that include nonperforming loans as part of the calculation.
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the

U.S. Bancorp	17

delinquency and modification status of the first lien. At September 30, 2019, the Company serviced the first lien on 40 percent of the home equity loans and lines in a junior lien position. The Company also considers information received from its primary regulator on the status of the first liens that are serviced by other large servicers in the industry and the status of first lien mortgage accounts reported on customer credit bureau files. Regardless of whether or not the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $268 million or 1.7 percent of its total home equity portfolio at September 30, 2019, represented non-delinquent
junior liens where the first lien was delinquent or modified.
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
At September 30, 2019, the allowance for credit losses was $4.5 billion (1.52 percent of period-end
loans), compared with an allowance of $4.4 billion (1.55 percent of period-end
loans) at December 31, 2018. The ratio of the allowance for credit losses to nonperforming loans was 541 percent at September 30, 2019, compared with 544 percent at December 31, 2018. The ratio of the allowance for credit losses to annualized loan net charge-offs was 321 percent at September 30, 2019, compared with 328 percent of full year 2018 net charge-offs at December 31, 2018.

18	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2019	2018	2019	2018
Balance at beginning of period	$4,466	$4,411	$4,441	$4,417
Charge-Offs
Commercial
Commercial	86	83	286	248
Lease financing	5	5	14	17
Total commercial	91	88	300	265
Commercial real estate
Commercial mortgages	3	1	7	4
Construction and development	4	–	4	2
Total commercial real estate	7	1	11	6
Residential mortgages	8	12	27	37
Credit card	248	231	767	727
Other retail
Retail leasing	6	6	17	16
Home equity and second mortgages	5	6	14	18
Other	86	84	252	249
Total other retail	97	96	283	283
Total charge-offs	451	428	1,388	1,318
Recoveries
Commercial
Commercial	14	20	87	75
Lease financing	2	2	6	6
Total commercial	16	22	93	81
Commercial real estate
Commercial mortgages	–	6	2	13
Construction and development	1	4	2	5
Total commercial real estate	1	10	4	18
Residential mortgages	11	8	23	22
Credit card	37	25	104	100
Other retail
Retail leasing	3	3	8	7
Home equity and second mortgages	6	7	17	22
Other	25	25	70	67
Total other retail	34	35	95	96
Total recoveries	99	100	319	317
Net Charge-Offs
Commercial
Commercial	72	63	199	173
Lease financing	3	3	8	11
Total commercial	75	66	207	184
Commercial real estate
Commercial mortgages	3	(5)	5	(9)
Construction and development	3	(4)	2	(3)
Total commercial real estate	6	(9)	7	(12)
Residential mortgages	(3)	4	4	15
Credit card	211	206	663	627
Other retail
Retail leasing	3	3	9	9
Home equity and second mortgages	(1)	(1)	(3)	(4)
Other	61	59	182	182
Total other retail	63	61	188	187
Total net charge-offs	352	328	1,069	1,001
Provision for credit losses	367	343	1,109	1,011
Other changes	–	–	–	(1)
Balance at end of period (a)	$4,481	$4,426	$4,481	$4,426
Components
Allowance for loan losses	$4,007	$3,954
Liability for unfunded credit commitments	474	472
Total allowance for credit losses	$4,481	$4,426
Allowance for Credit Losses as a Percentage of
Period-end loans	1.52%	1.57%
Nonperforming loans	541	544
Nonperforming and accruing loans 90 days or more past due	314	324
Nonperforming assets	458	441
Annualized net charge-offs	321	340

(a)	At September 30, 2019 and 2018, $1.8 billion and $1.7 billion, respectively, of the total allowance for credit losses related to incurred losses on credit card and other retail loans.

U.S. Bancorp	19

Residual Value Risk Management
 The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2019, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2018. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2018, for further discussion on residual value risk management.
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
Interest Rate Risk Management
In the banking industry, changes in interest rates are a significant risk that can impact earnings, market valuations and the safety and soundness of an entity. To manage the impact on net interest income and the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Management Committee (“ALCO”) and approved by the Board of Directors. The ALCO has the responsibility for approving and ensuring compliance with the ALCO management policies, including interest rate risk exposure. The Company uses net interest income simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk. The Company has established policy limits within which it manages the overall interest rate risk profile, and at September 30, 2019 and December 31, 2018, the Company was within those limits.
Net Interest Income Simulation Analysis
 Management estimates the impact on net interest income of changes in market interest rates under a number of scenarios, including gradual shifts, immediate and sustained parallel shifts, and flattening or steepening of the yield curve. Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. While the Company utilizes assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. For example, if deposit outflows are more limited (stable) than the assumptions the Company used in preparing Table 9, the projected impact to net interest income would be an increase of 0.68 percent in the “Up 50 basis point (“bps”)” and 0.98 percent in the “Up 200 bps” scenarios. Refer to “Management’s Discussion and Analysis — Net Interest Income Simulation Analysis” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2018, for further discussion on net interest income simulation analysis.

Table 9	Sensitivity of Net Interest Income

	September 30, 2019				December 31, 2018
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(1.31)%	.36%	(2.50)%	(.38)%	(1.43)%	1.02%	(3.90)%	1.45%

20	U.S. Bancorp

Market Value of Equity Modeling
 The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance
sheet instruments will change given a change in interest rates. Management measures the impact of changes in market interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. A 200 bps increase would have resulted in a 2.2 percent decrease in the market value of equity at September 30, 2019, compared with a 2.3 percent decrease at December 31, 2018. A 200 bps decrease would have resulted in a 13.9 percent decrease in the market value of equity at September 30, 2019, compared with a 7.3 percent decrease at December 31, 2018. Refer to “Management’s Discussion and Analysis — Market Value of Equity Modeling” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2018, for further discussion on market value of equity modeling.

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
Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At September 30, 2019, the Company had $5.8 billion of forward commitments to sell, hedging $2.9 billion of MLHFS and $3.9 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.
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
LIBOR Transition
 In July 2017, the United Kingdom’s Financial Conduct Authority announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. The Company holds financial instruments that will
 be impacted by the discontinuance of LIBOR, including certain loans, investment securities, derivatives, borrowings and other financial instruments that use LIBOR as the benchmark rate. The Company anticipates these financial instruments will require transition to a

U.S. Bancorp	21

new reference rate. This transition will occur over the next several years as many of these arrangements do not have an alternative rate referenced in their contracts. The Company has commenced an enterprise-wide project to address the needed operational changes, and identify, assess and monitor risks associated with the transition. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for further discussion on potential risks that could adversely affect the Company’s financial results as a result of the LIBOR transition.
Market Risk Management
 In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risk and funding activities. For purposes of its internal capital adequacy assessment process, the Company considers risk arising from its trading activities, as well as the remeasurement volatility of foreign currency denominated balances included on its Consolidated Balance Sheet (collectively, “Covered Positions”), employing methodologies consistent with the requirements of regulatory rules for market risk. The Company’s Market Risk Committee (“MRC”), within the framework of the ALCO, oversees market risk management. The MRC monitors and reviews the Company’s Covered Positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company uses a VaR approach to measure general market risk. Theoretically, VaR represents the statistical risk of loss the Company has to adverse market movements over a one-day
time horizon. The Company uses the Historical Simulation method to calculate VaR for its Covered Positions measured at the ninety-ninth percentile using a one-year
look-back period for distributions derived from past market data. The market factors used in the calculations include those pertinent to market risks inherent in the underlying trading portfolios, principally those that affect the Company’s corporate bond trading business, foreign currency transaction business, client derivatives business, loan trading business and municipal securities business, as well as those inherent in the Company’s foreign denominated balances and the derivatives used to mitigate the related measurement volatility. On average, the Company expects the one-day
VaR to be exceeded by actual losses two to three times per year related to these positions. The Company monitors the accuracy of internal VaR models and modeling processes by back-testing model performance, regularly updating the historical data used by the VaR models and regular model validations to assess the accuracy of the models’ input, processing, and reporting components. All models are required to be independently reviewed and approved prior to being placed in use. If the Company were to experience market losses in excess of the estimated VaR more often than expected, the VaR models and associated assumptions would be analyzed and adjusted.
The average, high, low and
period-end
one-day
VaR amounts for the Company’s Covered Positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2019	2018
Average	$1	$1
High	2	1
Low	1	1
Period-end	1	1

The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the nine months ended September 30, 2019 and 2018. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year
look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and
period-end
one-day
Stressed VaR amounts for the Company’s Covered Positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2019	2018
Average	$6	$5
High	9	8
Low	4	2
Period-end	7	6

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

22	U.S. Bancorp

The Company also measures the market risk of its hedging activities related to residential MLHFS and MSRs using the Historical Simulation method. The VaRs are measured at the ninety-ninth percentile and employ factors pertinent to the market risks inherent in the valuation of the assets and hedges. A one-year
look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2019	2018
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$3	$1
High	8	2
Low	–	–
Mortgage Servicing Rights and Related Hedges
Average	$6	$6
High	11	7
Low	4	4

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
sheet and
off-balance
sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at Federal Reserve Bank’s Discount Window. At September 30, 2019, the fair value of unencumbered available-for-sale
and
held-to-maturity
investment securities totaled $110.2 billion, compared with $100.2 billion at December 31, 2018. Refer to Table 4 and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At September 30, 2019, the Company could have borrowed an additional $101.7 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost
funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $359.7 billion at September 30, 2019, compared with $345.5 billion at December 31, 2018. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $41.3 billion at September 30, 2019, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $14.6 billion at September 30, 2019, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At September 30, 2019, parent company long-term debt outstanding was $18.5 billion, compared with $16.3 billion at December 31, 2018. The increase was primarily due to $2.6 billion of medium-term note and $1.0 billion of subordinated note issuances, partially offset by $1.5 billion of medium-term note repayments. As of September 30, 2019, there was no parent company debt scheduled to mature in the remainder of 2019.

U.S. Bancorp	23

The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a
30-day
stressed period. At September 30, 2019, the Company was compliant with this requirement.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2018, for further discussion on liquidity risk management.
European Exposures
The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for both the three and nine months ended September 30, 2019. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2019, the Company had an aggregate amount on deposit with European banks of approximately $7.5 billion, predominately with the Central Bank of Ireland and Bank of England.
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
The Company’s regulators recently issued final rules which tailor regulations to reduce compliance requirements for banking organizations with less risk, while maintaining existing stringent capital requirements for the largest and most complex banks. These rules are expected to reduce the Company’s capital and liquidity requirements and no longer subject the Company to calculating its capital adequacy under advanced approaches. As a result of the rule changes, the Company has made a request to the Board of Governors of the Federal Reserve System to increase the authorization amount of its common stock repurchase program currently in effect, which if approved would enable it to begin reducing its common equity tier 1 capital ratio from the current level of 9.6 percent to approximately 9.0 percent.

Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at September 30, 2019 and December 31, 2018. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets calculated under the standardized approach, was 8.0 percent and 9.7 percent, respectively, at September 30, 2019, compared with 7.8 percent and 9.4 percent, respectively, at December 31, 2018. Refer to “Non-GAAP Financial Measures” beginning on page 30 for further information on these other capital ratios.

24	U.S. Bancorp

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2019	December 31, 2018
Basel III standardized approach:
Common equity tier 1 capital	$37,653	$34,724
Tier 1 capital	43,667	40,741
Total risk-based capital	51,684	48,178
Risk-weighted assets	390,622	381,661

Common equity tier 1 capital as a percent of risk-weighted assets	9.6%	9.1%
Tier 1 capital as a percent of risk-weighted assets	11.2	10.7
Total risk-based capital as a percent of risk-weighted assets	13.2	12.6
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.3	9.0

Basel III advanced approaches:
Common equity tier 1 capital	$37,653	$34,724
Tier 1 capital	43,667	40,741
Total risk-based capital	48,620	45,136
Risk-weighted assets	299,309	295,002

Common equity tier 1 capital as a percent of risk-weighted assets	12.6%	11.8%
Tier 1 capital as a percent of risk-weighted assets	14.6	13.8
Total risk-based capital as a percent of risk-weighted assets	16.2	15.3
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.4	7.2

Total U.S. Bancorp shareholders’ equity was $53.5 billion at September 30, 2019, compared with $51.0 billion at December 31, 2018. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale
investment securities included in other comprehensive income (loss), partially offset by common share repurchases and dividends.
On June 27, 2019, the Company announced its Board of Directors had approved an authorization to repurchase up to $3.0 billion of its common stock, from July 1, 2019 through June 30, 2020.
The following table provides a detailed analysis of all shares purchased by the Company during the third quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
July	10,442,260	$56.40	10,442,260	$2,411
August	3,751,874	53.98	3,751,874	2,209
September	63,199	55.46	63,199	2,205
Total	14,257,333	$55.76	14,257,333	$2,205

(a)	All shares were purchased under the July 1, 2019 through June 30, 2020, $3.0 billion common stock repurchase authorization program announced June 27, 2019.

On September 17, 2019, the Company announced its Board of Directors had approved a 13.5 percent increase in the Company’s dividend rate per common share from $0.37 per quarter to $0.42 per quarter.
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

U.S. Bancorp	25

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking				Consumer and Business Banking
Three Months Ended September 30 (Dollars in Millions)	2019	2018	Percent Change		2019	2018	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$709	$741	(4.3	) %	$1,580	$1,554	1.7%
Noninterest income	213	200	6.5		668	583	14.6
Securities gains (losses), net	–	–	–		–	–	–
Total net revenue	922	941	(2.0)		2,248	2,137	5.2
Noninterest expense	394	383	2.9		1,321	1,302	1.5
Other intangibles	1	1	–		5	7	(28.6)
Total noninterest expense	395	384	2.9		1,326	1,309	1.3
Income before provision and income taxes	527	557	(5.4)		922	828	11.4
Provision for credit losses	40	35	14.3		69	54	27.8
Income before income taxes	487	522	(6.7)		853	774	10.2
Income taxes and taxable-equivalent adjustment	122	131	(6.9)		213	194	9.8
Net income	365	391	(6.6)		640	580	10.3
Net (income) loss attributable to noncontrolling interests	–	–	–		–	–	–
Net income attributable to U.S. Bancorp	$365	$391	(6.6)		$640	$580	10.3
Average Balance Sheet
Commercial	$78,241	$74,828	4.6%		$9,711	$9,985	(2.7	) %
Commercial real estate	18,014	18,527	(2.8)		16,055	16,234	(1.1)
Residential mortgages	4	6	(33.3)		64,632	58,624	10.2
Credit card	–	–	–		–	–	–
Other retail	1	1	–		55,495	53,750	3.2
Covered loans	–	–	–		–	2,756	*
Total loans	96,260	93,362	3.1		145,893	141,349	3.2
Goodwill	1,647	1,647	–		3,475	3,631	(4.3)
Other intangible assets	8	10	(20.0)		2,442	2,974	(17.9)
Assets	107,156	102,143	4.9		160,814	155,537	3.4
Noninterest-bearing deposits	28,863	32,376	(10.9)		28,630	28,196	1.5
Interest checking	11,641	9,623	21.0		51,054	50,327	1.4
Savings products	43,825	40,375	8.5		62,672	61,588	1.8
Time deposits	16,595	18,571	(10.6)		15,942	13,634	16.9
Total deposits	100,924	100,945	–		158,298	153,745	3.0
Total U.S. Bancorp shareholders’ equity	10,381	10,426	(.4)		11,666	11,841	(1.5)

	Corporate and Commercial Banking				Consumer and Business Banking
Nine Months Ended September 30 (Dollars in Millions)	2019	2018	Percent Change		2019	2018	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$2,153	$2,189	(1.6	) %	$4,720	$4,581	3.0%
Noninterest income	667	630	5.9		1,770	1,754	.9
Securities gains (losses), net	–	–	–		–	–	–
Total net revenue	2,820	2,819	–		6,490	6,335	2.4
Noninterest expense	1,214	1,190	2.0		3,927	3,930	(.1)
Other intangibles	3	3	–		15	21	(28.6)
Total noninterest expense	1,217	1,193	2.0		3,942	3,951	(.2)
Income before provision and income taxes	1,603	1,626	(1.4)		2,548	2,384	6.9
Provision for credit losses	27	37	(27.0)		218	164	32.9
Income before income taxes	1,576	1,589	(.8)		2,330	2,220	5.0
Income taxes and taxable-equivalent adjustment	395	398	(.8)		583	555	5.0
Net income	1,181	1,191	(.8)		1,747	1,665	4.9
Net (income) loss attributable to noncontrolling interests	–	–	–		–	–	–
Net income attributable to U.S. Bancorp	$1,181	$1,191	(.8)		$1,747	$1,665	4.9
Average Balance Sheet
Commercial	$78,025	$74,781	4.3%		$9,625	$9,811	(1.9	) %
Commercial real estate	18,389	18,780	(2.1)		16,035	16,320	(1.7)
Residential mortgages	5	6	(16.7)		63,214	57,756	9.5
Credit card	–	–	–		–	–	–
Other retail	1	1	–		54,935	54,001	1.7
Covered loans	–	–	–		–	2,900	*
Total loans	96,420	93,568	3.0		143,809	140,788	2.1
Goodwill	1,647	1,647	–		3,475	3,631	(4.3)
Other intangible assets	9	11	(18.2)		2,679	2,926	(8.4)
Assets	106,335	102,414	3.8		157,655	155,184	1.6
Noninterest-bearing deposits	29,242	33,305	(12.2)		27,433	27,607	(.6)
Interest checking	11,314	9,552	18.4		51,190	50,055	2.3
Savings products	42,451	42,241	.5		62,035	61,616	.7
Time deposits	17,528	17,829	(1.7)		15,409	12,997	18.6
Total deposits	100,535	102,927	(2.3)		156,067	152,275	2.5
Total U.S. Bancorp shareholders’ equity	10,391	10,447	(.5)		11,714	11,843	(1.1)

*	Not meaningful

(a)
Presented net of related rewards and rebate costs and certain partner payments of $572 million and $539 million for the three months ended September 30, 2019 and 2018, respectively, and $1.7 billion and $1.6 billion for the nine months ended September 30, 2019 and 2018, respectively.

(b)
Includes revenue generated from certain contracts with customers of $1.9 billion and $1.8 billion for the three months ended September 30, 2019 and 2018, respectively, and
$
5.5 billion for
both
the nine
m
onths ended September 30, 2019 and 2018, respectively.

26	U.S. Bancorp

Wealth Management and Investment Services			Payment Services					Treasury and Corporate Support			Consolidated Company
2019	2018	Percent Change	2019		2018		Percent Change	2019	2018	Percent Change	2019		2018		Percent Change

$294	$284	3.5%	$634		$619		2.4%	$89	$83	7.2%	$3,306		$3,281		.8%
452	444	1.8	957	(a)	910	(a)	5.2	299	271	10.3	2,589	(b)	2,408	(b)	7.5
–	–	–	–		–		–	25	10	*	25		10		*
746	728	2.5	1,591		1,529		4.1	413	364	13.5	5,920		5,699		3.9
430	429	.2	743		713		4.2	214	176	21.6	3,102		3,003		3.3
3	4	(25.0)	33		29		13.8	–	–	–	42		41		2.4
433	433	–	776		742		4.6	214	176	21.6	3,144		3,044		3.3
313	295	6.1	815		787		3.6	199	188	5.9	2,776		2,655		4.6
1	(3)	*	260		264		(1.5)	(3)	(7)	57.1	367		343		7.0
312	298	4.7	555		523		6.1	202	195	3.6	2,409		2,312		4.2
78	75	4.0	139		131		6.1	(60)	(41)	(46.3)	492		490		.4
234	223	4.9	416		392		6.1	262	236	11.0	1,917		1,822		5.2
–	–	–	–		–		–	(9)	(7)	(28.6)	(9)		(7)		(28.6)
$234	$223	4.9	$416		$392		6.1	$253	$229	10.5	$1,908		$1,815		5.1

$4,110	$3,783	8.6%	$10,017		$9,272		8.0%	$1,581	$1,180	34.0%	$103,660		$99,048		4.7%
523	529	(1.1)	–		–		–	4,398	4,252	3.4	38,990		39,542		(1.4)
3,972	3,408	16.5	–		–		–	–	4	*	68,608		62,042		10.6
–	–	–	23,681		21,774		8.8	–	–	–	23,681		21,774		8.8
1,655	1,755	(5.7)	346		397		(12.8)	–	–	–	57,497		55,903		2.9
–	–	–	–		–		–	–	–	–	–		2,756		*
10,260	9,475	8.3	34,044		31,443		8.3	5,979	5,436	10.0	292,436		281,065		4.0
1,617	1,618	(.1)	2,825		2,563		10.2	–	–	–	9,564		9,459		1.1
47	61	(23.0)	550		400		37.5	–	–	–	3,047		3,445		(11.6)
13,543	12,655	7.0	40,171		37,125		8.2	159,770	149,456	6.9	481,454		456,916		5.4
13,575	13,184	3.0	1,200		1,064		12.8	2,326	2,372	(1.9)	74,594		77,192		(3.4)
9,080	9,345	(2.8)	–		–		–	232	35	*	72,007		69,330		3.9
53,360	42,694	25.0	115		108		6.5	851	771	10.4	160,823		145,536		10.5
3,418	3,882	(12.0)	2		3		(33.3)	6,552	1,973	*	42,509		38,063		11.7
79,433	69,105	14.9	1,317		1,175		12.1	9,961	5,151	93.4	349,933		330,121		6.0
2,530	2,486	1.8	7,058		6,583		7.2	21,657	18,802	15.2	53,292		50,138		6.3

Wealth Management and Investment Services			Payment Services					Treasury and Corporate Support			Consolidated Company
2019	2018	Percent Change	2019		2018		Percent Change	2019	2018	Percent Change	2019		2018		Percent Change

$888	$844	5.2%	$1,848		$1,821		1.5%	$315	$269	17.1%	$9,924		$9,704		2.3%
1,327	1,305	1.7	2,758	(a)	2,660	(a)	3.7	826	730	13.2	7,348	(b)	7,079	(b)	3.8
–	–	–	–		–		–	47	25	88.0	47		25		88.0
2,215	2,149	3.1	4,606		4,481		2.8	1,188	1,024	16.0	17,319		16,808		3.0
1,297	1,304	(.5)	2,190		2,116		3.5	632	524	20.6	9,260		9,064		2.2
9	12	(25.0)	97		84		15.5	–	–	–	124		120		3.3
1,306	1,316	(.8)	2,287		2,200		4.0	632	524	20.6	9,384		9,184		2.2
909	833	9.1	2,319		2,281		1.7	556	500	11.2	7,935		7,624		4.1
–	(2)	*	841		817		2.9	23	(5)	*	1,109		1,011		9.7
909	835	8.9	1,478		1,464		1.0	533	505	5.5	6,826		6,613		3.2
227	210	8.1	370		367		.8	(202)	(179)	(12.8)	1,373		1,351		1.6
682	625	9.1	1,108		1,097		1.0	735	684	7.5	5,453		5,262		3.6
–	–	–	–		–		–	(25)	(22)	(13.6)	(25)		(22)		(13.6)
$682	$625	9.1	$1,108		$1,097		1.0	$710	$662	7.3	$5,428		$5,240		3.6

$3,995	$3,727	7.2%	$9,850		$8,866		11.1%	$1,462	$1,110	31.7%	$102,957		$98,295		4.7%
507	520	(2.5)	–		–		–	4,343	4,298	1.0	39,274		39,918		(1.6)
3,800	3,256	16.7	–		–		–	–	5	*	67,019		61,023		9.8
–	–	–	23,040		21,428		7.5	–	–	–	23,040		21,428		7.5
1,691	1,721	(1.7)	361		410		(12.0)	–	2	*	56,988		56,135		1.5
–	–	–	–		–		–	–	–	–	–		2,900		*
9,993	9,224	8.3	33,251		30,704		8.3	5,805	5,415	7.2	289,278		279,699		3.4
1,617	1,619	(.1)	2,815		2,547		10.5	–	–	–	9,554		9,444		1.2
50	66	(24.2)	532		396		34.3	–	–	–	3,270		3,399		(3.8)
13,302	12,306	8.1	39,432		36,610		7.7	155,492	148,727	4.5	472,216		455,241		3.7
13,478	14,101	(4.4)	1,168		1,092		7.0	2,390	2,441	(2.1)	73,711		78,546		(6.2)
8,862	10,219	(13.3)	–		–		–	173	39	*	71,539		69,865		2.4
47,992	42,519	12.9	112		106		5.7	833	741	12.4	153,423		147,223		4.2
3,654	3,824	(4.4)	2		3		(33.3)	8,297	2,872	*	44,890		37,525		19.6
73,986	70,663	4.7	1,282		1,201		6.7	11,693	6,093	91.9	343,563		333,159		3.1
2,525	2,472	2.1	7,046		6,602		6.7	20,770	18,069	14.9	52,446		49,433		6.1

U.S. Bancorp	27

Corporate and Commercial Banking
 Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit
 and public sector clients.
Corporate and Commercial Banking contributed $365 million of the Company’s net income in the third quarter and $1.2 billion in the first nine months of 2019, or decreases of $26 million (6.6 percent) and $10 million (0.8 percent), respectively, compared with the same periods of 2018.
Net revenue decreased $19 million (2.0 percent) in the third quarter and was essentially flat in the first nine months of 2019, compared with the same periods of 2018. Net interest income, on a taxable-equivalent basis, decreased $32 million (4.3 percent) in the third quarter and $36 million (1.6 percent) in the first nine months of 2019, compared with the same periods of 2018. The decreases were primarily due to lower noninterest-bearing deposit balances from the prior year and lower rates on loans, reflecting a competitive marketplace, partially offset by the impact of higher rates on the margin benefit from deposits and loan growth. Noninterest-bearing deposits are declining as customers deploy balances to support business growth
. Noninterest income increased $13 million (6.5 percent) in the third quarter and $37 million (5.9 percent) in the first nine months of 2019, compared with the same periods of 2018, primarily due to higher trading revenue and corporate bond underwriting fees.
Noninterest expense increased $11 million (2.9 percent) in the third quarter and $24 million (2.0 percent) in the first nine months of 2019, compared with the same periods of 2018, primarily due to increases in net shared services expense driven by technology development and investment in infrastructure, higher salary expense driven by merit increases, and increases in production incentives within capital markets. These increases were partially offset by lower FDIC assessment costs. The provision for credit losses increased $5 million (14.3 percent) in the third quarter of 2019, compared with the third quarter of 2018, reflecting an unfavorable change in the reserve allocation and higher net charge-offs. The provision for credit losses decreased $10 million (27.0 percent) in the first nine months of 2019, compared with the same period of 2018, due to a favorable change in the reserve allocation, partially offset by higher net charge-offs.
Consumer and Business Banking
 Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales,
on-line
services,
direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $640 million of the Company’s net income in the third quarter and $1.7 billion in the first nine months of 2019, or increases of $60 million (10.3 percent) and $82 million (4.9 percent), respectively, compared with the same periods of 2018.
Net revenue increased $111 million (5.2 percent) in the third quarter and $155 million (2.4 percent) in the first nine months of 2019, compared with the same periods of 2018. Net interest income, on a taxable-equivalent basis, increased $26 million (1.7 percent) in the third quarter and $139 million (3.0 percent) in the first nine months of 2019, compared with the same periods of 2018. The increases were primarily due to the impact of higher rates on the margin benefit from deposits, as well as growth in both interest-bearing deposit balances and loan balances, partially offset by lower rates on loans. Noninterest income increased $85 million (14.6 percent) in the third quarter and $16 million (0.9 percent) in the first nine months of 2019, compared with the same periods of 2018, primarily due to higher mortgage banking revenue driven by higher origination and sales volumes, as well as transition services agreement revenue associated with the sale of the Company’s ATM third-party servicing business during 2018, partially offset by reductions in ATM processing services revenue due to the sale.
Noninterest expense increased $17 million (1.3 percent) in the third quarter and decreased $9 million (0.2 percent) in the first nine months of 2019, compared with the same periods of 2018, primarily due to higher net shared services expense and higher production incentives, offset by lower FDIC assessment costs and lower mortgage banking costs. The increases in net shared services expense reflected the impact of technology development and investment in infrastructure supporting business growth, as well as higher costs to manage the business, while production incentives were higher in support of business growth. The provision for credit losses increased $15 million (27.8 percent) in the third quarter and $54 million (32.9 percent) in the first nine months of 2019, compared with the same periods of 2018, due to unfavorable changes in the reserve allocation and higher net charge-offs.

28	U.S. Bancorp

Wealth Management and Investment Services
 Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management and Fund Services. Wealth Management and Investment Services contributed $234 million of the Company’s net income in the third quarter and $682 million in the first nine months of 2019, or increases of $11 million (4.9 percent) and $57 million (9.1 percent), respectively, compared with the same periods of 2018.
Net revenue increased $18 million (2.5 percent) in the third quarter and $66 million (3.1 percent) in the first nine months of 2019, compared with the same periods of 2018. Net interest income, on a taxable-equivalent basis, increased $10 million (3.5 percent) in the third quarter and $44 million (5.2 percent) in the first nine months of 2019, compared with the same periods of 2018, primarily due to the impact of higher deposit balances. Net interest income further increased in the first nine months of 2019, compared with the same period of 2018, due to the impact of higher rates on the margin benefit from deposits. Noninterest income increased $8 million (1.8 percent) in the third quarter and $22 million (1.7 percent) in the first nine months of 2019, compared with the same periods of 2018, primarily due to favorable market conditions and business growth.
Noninterest expense was essentially flat in the third quarter and decreased $10 million (0.8 percent) in the first nine months of 2019, compared with the same periods of 2018, reflecting lower costs related to FDIC assessment and litigation settlements. These decreases were offset by increased net shared services expense due to technology development and higher compensation expense, reflecting the impact of merit increases, increased staffing, and increases in medical costs.
Payment Services
 Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $416 million of the Company’s net income in the third quarter and $1.1 billion in the first nine months of 2019, or increases of $24 million (6.1 percent) and $11 million (1.0 percent), respectively, compared with the same periods of 2018.
Net revenue increased $62 million (4.1 percent) in the third quarter and $125 million (2.8 percent) in the first nine months of 2019, compared with the same periods of 2018. Net interest income, on a taxable-equivalent basis, increased $15 million (2.4 percent) in the third quarter and $27 million (1.5 percent) in the first nine months of 2019, compared with the same periods of 2018, primarily due to growth in average loans as well as loan fees, offset by compression on loan rates. Noninterest income increased $47 million (5.2 percent) in the third quarter and $98 million (3.7 percent) in the first nine months of 2019, compared with the same periods of 2018, due to higher credit and debit card revenue, merchant processing services revenue and corporate payment products revenue, all driven by higher sales volumes. In addition, credit and debit card revenue further increased in the third quarter of 2019, compared with the third quarter of 2018, due to more processing days.
Noninterest expense increased $34 million (4.6 percent) in the third quarter and $87 million (4.0 percent) in the first nine months of 2019, compared with the same periods of 2018, principally due to higher net shared services expense to support business growth, technology development and investment in infrastructure, in addition to increases in personnel expense in support of business development and merit increases. The provision for credit losses decreased $4 million (1.5 percent) in the third quarter and increased $24 million (2.9 percent) in the first nine months of 2019, compared with the same periods of 2018, reflecting higher net charge-offs, offset by favorable changes in the reserve allocation.

U.S. Bancorp	29

Treasury and Corporate Support
 Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $253 million in the third quarter and $710 million in the first nine months of 2019, compared with $229 million and $662 million, respectively, in the same periods of 2018.
Net revenue increased $49 million (13.5 percent) in the third quarter and $164 million (16.0 percent) in the first nine months of 2019, compared with the same periods of 2018. Net interest income, on a taxable-equivalent basis, increased $6 million (7.2 percent) in the third quarter and $46 million (17.1 percent) in the first nine months of 2019, compared with the same periods of 2018, primarily due to growth in the investment portfolio. Noninterest income increased $43 million (15.3 percent) in the third quarter and $118 million (15.6 percent) in the first nine months of 2019, compared with the same periods of 2018, primarily reflecting higher income from equity investments and gains on the sale of securities. The increase in noninterest income in the first nine months of 2019, compared with the same period of the prior year, was partially offset by the impact of a gain on the sale of student loans in 2018.
Noninterest expense increased $38 million (21.6 percent) in the third quarter and $108 million (20.6 percent) in the first nine months of 2019, compared with the same periods of 2018, due to higher compensation expense, reflecting the impact of increased staffing and merit increases, and higher implementation costs of capital investments to support business growth. These increases were partially offset by lower net shared services expense and lower costs related to tax-advantaged
projects. The provision for credit losses was $4 million (57.1 percent) higher in the third quarter of 2019, compared with the third quarter of 2018, reflecting higher net charge-offs. The provision for credit losses was $28 million higher in the first nine months of 2019, compared with the same period of the prior year, due to an unfavorable change in the reserve allocation and higher net charge-offs.
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

30	U.S. Bancorp

The following table shows the Company’s calculation of these non-GAAP
financial measures:

(Dollars in Millions)	September 30, 2019	December 31, 2018
Total equity	$54,147	$51,657
Preferred stock	(5,984)	(5,984)
Noncontrolling interests	(630)	(628)
Goodwill (net of deferred tax liability) (1)	(8,781)	(8,549)
Intangible assets, other than mortgage servicing rights	(687)	(601)
Tangible common equity (a)	38,065	35,895

Total assets	487,671	467,374
Goodwill (net of deferred tax liability) (1)	(8,781)	(8,549)
Intangible assets, other than mortgage servicing rights	(687)	(601)
Tangible assets (b)	478,203	458,224

Risk-weighted assets, determined in accordance with the Basel III standardized approach (c)	390,622	381,661

Ratios
Tangible common equity to tangible assets (a)/(b)	8.0%	7.8%
Tangible common equity to risk-weighted assets (a)/(c)	9.7	9.4

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net interest income	$3,281	$3,251	$9,845	$9,616
Taxable-equivalent adjustment (2)	25	30	79	88
Net interest income, on a taxable-equivalent basis	3,306	3,281	9,924	9,704

Net interest income, on a taxable-equivalent basis (as calculated above)	3,306	3,281	9,924	9,704
Noninterest income	2,614	2,418	7,395	7,104
Less: Securities gains (losses), net	25	10	47	25
Total net revenue, excluding net securities gains (losses) (d)	5,895	5,689	17,272	16,783

Noninterest expense (e)	3,144	3,044	9,384	9,184

Efficiency ratio (e)/(d)	53.3%	53.5%	54.3%	54.7%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.

(2)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

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

U.S. Bancorp	31

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	September 30, 2019	December 31 , 2018
	(Unaudited)

Assets
Cash and due from banks	$15,272	$21,453
Investment securities
Held-to-maturity (fair value $46,638 and $44,964, respectively)	46,481	46,050
Available-for-sale ($272 and $2,057 pledged as collateral, respectively) (a)	74,598	66,115
Loans held for sale (including $3,852 and $2,035 of mortgage loans carried at fair value, respectively)	4,528	2,056
Loans
Commercial	104,654	102,444
Commercial real estate	39,268	39,539
Residential mortgages	69,378	65,034
Credit card	23,890	23,363
Other retail	57,448	56,430
Total loans	294,638	286,810
Less allowance for loan losses	(4,007)	(3,973)
Net loans	290,631	282,837
Premises and equipment	3,673	2,457
Goodwill	9,632	9,369
Other intangible assets	2,983	3,392
Other assets (including $1,068 and $843 of trading securities at fair value pledged as collateral, respectively) (a)	39,873	33,645
Total assets	$487,671	$467,374
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$82,232	$81,811
Interest-bearing (b)	277,483	263,664
Total deposits	359,715	345,475
Short-term borrowings	14,579	14,139
Long-term debt	41,274	41,340
Other liabilities	17,956	14,763
Total liabilities	433,524	415,717
Shareholders’ equity
Preferred stock	5,984	5,984
Common stock, par value $0.01 a share—authorized : 4,000,000,000 shares; issued: 9/30/19 and 12/31/18 — 2,125,725,742 shares	21	21
Capital surplus	8,490	8,469
Retained earnings	62,419	59,065
Less cost of common stock in treasury: 9/30/19 - 554,582,927 shares; 12/31/18 — 517,391,021 shares	(22,224)	(20,188)
Accumulated other comprehensive income (loss)	(1,173)	(2,322)
Total U.S. Bancorp shareholders’ equity	53,517	51,029
Noncontrolling interests	630	628
Total equity	54,147	51,657
Total liabilities and equity	$487,671	$467,374

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

(b)	Includes time deposits greater than $250,000 balances of $8.4 billion and $15.3 billion at September 30, 2019 and December 31, 2018, respectively.

See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Interest Income
Loans	$3,555	$3,353	$10,677	$9,645
Loans held for sale	48	36	107	108
Investment securities	734	661	2,184	1,927
Other interest income	100	73	271	182
Total interest income	4,437	4,123	13,239	11,862
Interest Expense
Deposits	744	491	2,201	1,263
Short-term borrowings	97	104	281	265
Long-term debt	315	277	912	718
Total interest expense	1,156	872	3,394	2,246
Net interest income	3,281	3,251	9,845	9,616
Provision for credit losses	367	343	1,109	1,011
Net interest income after provision for credit losses	2,914	2,908	8,736	8,605
Noninterest Income
Credit and debit card revenue	366	344	1,035	1,019
Corporate payment products revenue	177	169	506	481
Merchant processing services	410	392	1,192	1,142
Trust and investment management fees	421	411	1,235	1,210
Deposit service charges	234	283	678	817
Treasury management fees	139	146	438	451
Commercial products revenue	240	216	708	670
Mortgage banking revenue	272	174	630	549
Investment products fees	46	47	138	140
Realized securities gains (losses), net	25	10	47	25
Other	284	226	788	600
Total noninterest income	2,614	2,418	7,395	7,104
Noninterest Expense
Compensation	1,595	1,529	4,728	4,594
Employee benefits	324	294	971	923
Net occupancy and equipment	279	270	837	797
Professional services	114	96	315	274
Marketing and business development	109	106	309	314
Technology and communications	277	247	804	724
Postage, printing and supplies	74	84	219	244
Other intangibles	42	41	124	120
Other	330	377	1,077	1,194
Total noninterest expense	3,144	3,044	9,384	9,184
Income before income taxes	2,384	2,282	6,747	6,525
Applicable income taxes	467	460	1,294	1,263
Net income	1,917	1,822	5,453	5,262
Net (income) loss attributable to noncontrolling interests	(9)	(7)	(25)	(22)
Net income attributable to U.S. Bancorp	$1,908	$1,815	$5,428	$5,240
Net income applicable to U.S. Bancorp common shareholders	$1,821	$1,732	$5,175	$5,007
Earnings per common share	$1.16	$1.06	$3.26	$3.05
Diluted earnings per common share	$1.15	$1.06	$3.25	$3.04
Average common shares outstanding	1,575	1,629	1,589	1,641
Average diluted common shares outstanding	1,578	1,633	1,592	1,645

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net income	$1,917	$1,822	$5,453	$5,262
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on investment securities available-for-sale	284	(411)	1,790	(1,399)
Changes in unrealized gains and losses on derivative hedges	(59)	40	(268)	159
Foreign currency translation	2	7	10	12
Changes in unrealized gains and losses on retirement plans	–	–	–	(1)
Reclassification to earnings of realized gains and losses	2	20	6	70
Income taxes related to other comprehensive income (loss)	(58)	86	(389)	290
Total other comprehensive income (loss)	171	(258)	1,149	(869)
Comprehensive income	2,088	1,564	6,602	4,393
Comprehensive (income) loss attributable to noncontrolling interests	(9)	(7)	(25)	(22)

Comprehensive income attributable to U.S. Bancorp	$2,079	$1,557	$6,577	$4,371

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2018	1,636	$5,419	$21	$8,468	$56,742	$(18,707)	$(2,315)	$49,628	$629	$50,257
Net income (loss)					1,815			1,815	7	1,822
Other comprehensive income (loss)							(258)	(258)		(258)
Preferred stock dividends (a)					(76)			(76)		(76)
Common stock dividends ($.37 per share)					(603)			(603)		(603)
Issuance of preferred stock		565						565		565
Issuance of common and treasury stock	1			(17)		46		29		29
Purchase of treasury stock	(14)					(753)		(753)		(753)
Distributions to noncontrolling interests								–	(7)	(7)
Net other changes in noncontrolling interests								–	3	3
Stock option and restricted stock grants				28				28		28
Balance September 30, 2018	1,623	$5,984	$21	$8,479	$57,878	$(19,414)	$(2,573)	$50,375	$632	$51,007
Balance June 30, 2019	1,584	$5,984	$21	$8,465	$61,252	$(21,465)	$(1,344)	$52,913	$627	$53,540
Net income (loss)					1,908			1,908	9	1,917
Other comprehensive income (loss)							171	171		171
Preferred stock dividends (b)					(79)			(79)		(79)
Common stock dividends ($.42 per share)					(662)			(662)		(662)
Issuance of common and treasury stock	1			(8)		36		28		28
Purchase of treasury stock	(14)					(795)		(795)		(795)
Net other changes in noncontrolling interests								–	(6)	(6)
Stock option and restricted stock grants				33				33		33
Balance September 30, 2019	1,571	$5,984	$21	$8,490	$62,419	$(22,224)	$(1,173)	$53,517	$630	$54,147
Balance December 31, 2017	1,656	$5,419	$21	$8,464	$54,142	$(17,602)	$(1,404)	$49,040	$626	$49,666
Change in accounting principle (c)					299		(300)	(1)		(1)
Net income (loss)					5,240			5,240	22	5,262
Other comprehensive income (loss)							(869)	(869)		(869)
Preferred stock dividends (d)					(210)			(210)		(210)
Common stock dividends ($.97 per share)					(1,593)			(1,593)		(1,593)
Issuance of preferred stock		565						565		565
Issuance of common and treasury stock	5			(130)		207		77		77
Purchase of treasury stock	(38)					(2,019)		(2,019)		(2,019)
Distributions to noncontrolling interests								–	(22)	(22)
Net other changes in noncontrolling interests								–	6	6
Stock option and restricted stock grants				145				145		145
Balance September 30, 2018	1,623	$5,984	$21	$8,479	$57,878	$(19,414)	$(2,573)	$50,375	$632	$51,007
Balance December 31, 2018	1,608	$5,984	$21	$8,469	$59,065	$(20,188)	$(2,322)	$51,029	$628	$51,657
Change in accounting principle					2			2		2
Net income (loss)					5,428			5,428	25	5,453
Other comprehensive income (loss)							1,149	1,149		1,149
Preferred stock dividends (e)					(230)			(230)		(230)
Common stock dividends ($1.16 per share)					(1,846)			(1,846)		(1,846)
Issuance of common and treasury stock	4			(127)		179		52		52
Purchase of treasury stock	(41)					(2,215)		(2,215)		(2,215)
Distributions to noncontrolling interests								–	(16)	(16)
Net other changes in noncontrolling interests								–	(7)	(7)
Stock option and restricted stock grants				148				148		148
Balance September 30, 2019	1,571	$5,984	$21	$8,490	$62,419	$(22,224)	$(1,173)	$53,517	$630	$54,147

(a)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F,
Series H
,
Series
 J
and
Series K

Non-Cumulative
Perpetual Preferred Stock of $894.444, $
223.61
, $
406.25
, $
321.88
,
$
662.50

and $
232.99
, respectively.

(b)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series
J

and Series K
Non-Cumulative
Perpetual Preferred Stock of $
894.444
, $
223.61
, $
406.25
, $
321.88
, $
662.50
and $
343.75
, respectively.

(c)
Reflects the adoption of new accounting guidance on January 1, 2018 to reclassify the impact of the reduced federal statutory rate for corporations included in 2017 tax reform legislation from accumulated other comprehensive income to retained earnings.

(d)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F,
Series H, Series I
,
Series J
and Series K
Non-Cumulative
Perpetual Preferred Stock of $
2,654.166
, $
663.54
, $
1,218.75
, $
965.64
, $
640.625
,

$
1,325.00

and $
232.99
, respectively.

(e)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series I, Series J and Series K
Non-Cumulative
Perpetual Preferred Stock of $
2,760.506
, $
663.54
, $
1,218.75
, $
965.64
, $
640.625
, $
1,325.00
and $
1,031.25
, respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30
	2019	2018
Operating Activities
Net income attributable to U.S. Bancorp	$5,428	$5,240
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,109	1,011
Depreciation and amortization of premises and equipment	248	226
Amortization of intangibles	124	120
(Gain) loss on sale of loans held for sale	(504)	(330)
(Gain) loss on sale of securities and other assets	(351)	(309)
Loans originated for sale in the secondary market, net of repayments	(24,795)	(23,418)
Proceeds from sales of loans held for sale	23,146	23,747
Other, net	546	1,627
Net cash provided by operating activities	4,951	7,914
Investing Activities
Proceeds from sales of available-for-sale investment securities	5,776	1,304
Proceeds from maturities of held-to-maturity investment securities	6,256	5,072
Proceeds from maturities of available-for-sale investment securities	7,885	8,757
Purchases of held-to-maturity investment securities	(6,701)	(8,229)
Purchases of available-for-sale investment securities	(20,383)	(6,848)
Net increase in loans outstanding	(8,411)	(3,241)
Proceeds from sales of loans	1,604	2,608
Purchases of loans	(2,818)	(2,748)
Net increase in securities purchased under agreements to resell	(3,687)	(223)
Other, net	(892)	(672)
Net cash used in investing activities	(21,371)	(4,220)
Financing Activities
Net increase (decrease) in deposits	14,240	(16,037)
Net increase in short-term borrowings	440	7,217
Proceeds from issuance of long-term debt	7,968	10,082
Principal payments or redemption of long-term debt	(8,225)	(1,326)
Proceeds from issuance of preferred stock	–	565
Proceeds from issuance of common stock	51	73
Repurchase of common stock	(2,232)	(2,004)
Cash dividends paid on preferred stock	(223)	(198)
Cash dividends paid on common stock	(1,780)	(1,489)
Net cash provided by (used in) financing activities	10,239	(3,117)
Change in cash and due from banks	(6,181)	577
Cash and due from banks at beginning of period	21,453	19,505
Cash and due from banks at end of period	$15,272	$20,082
See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
Financial Instruments — Credit Losses
In June 2016, the FASB issued accounting guidance, related to the impairment of financial instruments which the Company will adopt effective January 1, 2020. This guidance changes existing impairment recognition to a model that is based on expected losses rather than incurred losses, which is intended to result in more timely recognition of credit losses. This guidance is also intended to reduce the complexity of current accounting guidance by decreasing the
n
umber of credit impairment models that entities use to account for debt instruments. A modified retrospective approach is required at adoption with a cumulative effect adjustment to retained earnings as of the adoption date. The guidance also requires additional credit quality disclosures for loans.
The extent of the impact of this guidance
 will depend on economic conditions and the composition of the Company’s loan portfolio at the adoption date, as well as further refinements to the Company’s process, judgements and models to quantify credit impairment under the new standard.

The Company expects the new standard to increase its allowance for credit losses by $
1.2
billion to $1.6 billion upon adoption.
When determining expected losses, the Company uses multiple economic scenarios and a three-year reasonable and supportable forecast period. After the forecast period, the Company reverts to long-term historical loss experience, adjusted for prepayments, to estimate losses over the remaining life.
The estimated increase in the allowance is primarily related to the credit card, installment and other retail loan portfolios where the existing allowance for loan losses has been based primarily
on a
shorter

loss
 period
estimate.
The Company does not expect its
held-to-maturity
or
available-for-sale
securities to be materially impacted by the adoption of this standard as most of this portfolio consists of U.S. Treasury and residential agency mortgage-backed securities that inherently have an immaterial risk of loss.

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
held-to-maturity
and
available-for-sale
investment securities were as follows:

	September 30, 2019					December 31, 2018
			Unrealized Losses					Unrealized Losses
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Other-than- Temporary (a)	Other (b)	Fair Value	Amortized Cost	Unrealized Gains	Other-than- Temporary (a)	Other (b)	Fair Value
Held-to-maturity
U.S. Treasury and agencies	$4,402	$35	$—	$(7)	$4,430	$5,102	$2	$—	$(143)	$4,961
Residential agency mortgage-backed securities	42,054	289	—	(162)	42,181	40,920	45	—	(994)	39,971
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	—	1	—	—	1	—	1	—	—	1
Other	5	1	—	—	6	5	2	—	—	7
Obligations of state and political subdivisions	4	—	—	—	4	6	1	—	—	7
Obligations of foreign governments	8	—	—	—	8	9	—	—	—	9
Other	8	—	—	—	8	8	—	—	—	8
Total held-to-maturity	$46,481	$326	$—	$(169)	$46,638	$46,050	$51	$—	$(1,137)	$44,964
Available-for-sale
U.S. Treasury and agencies	$15,543	$57	$—	$(47)	$15,553	$19,604	$11	$—	$(358)	$19,257
Mortgage-backed securities
Residential agency	50,817	328	—	(202)	50,943	40,542	120	—	(910)	39,752
Commercial agency	989	—	—	(5)	984	2	—	—	—	2
Other asset-backed securities	377	5	—	—	382	397	6	—	—	403
Obligations of state and political subdivisions	6,395	342	—	(2)	6,735	6,836	37	—	(172)	6,701
Obligations of foreign governments	1	—	—	—	1	—	—	—	—	—
Total available-for-sale	$74,122	$732	$—	$(256)	$74,598	$67,381	$174	$—	$(1,440)	$66,115

(a)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.

(b)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The weighted-average maturity of the
available-for-sale
investment securities was 4.0 years at September 30, 2019, compared with 5.4 years at December 31, 2018. The corresponding weighted-average yields were 2.56 percent and 2.57 percent, respectively. The weighted-average maturity of the held-to-maturity
investment securities was 3.8 years at September 30, 2019, compared with 5.2 years at December 31, 2018. The corresponding weighted-average yields were 2.42 percent and 2.46 percent, respectively.
For amortized cost, fair value and yield by maturity date of held-to-maturity
and
available-for-sale
investment securities outstanding at September 30, 2019, refer to Table 4 included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.
Investment securities with a fair value of $11.0 billion at September 30, 2019, and $10.9 billion at December 31, 2018, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $272 million at September 30, 2019, and $2.1 billion at December 31, 2018.
The following table provides inf
o
rmation about the amount of interest income from taxable and non-taxable
investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2019	2018	2019	2018
Taxable	$683	$605	$2,023	$1,763
Non-taxable	51	56	161	164
Total interest income from investment securities	$734	$661	$2,184	$1,927

38	U.S. Bancorp

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale
investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2019	2018	2019	2018
Realized gains	$25	$10	$66	$25
Realized losses	–	–	(19)	–
Net realized gains (losses)	$25	$10	$47	$25
Income tax (benefit) on net realized gains (losses)	$6	$2	$12	$6

The Company conducts a regular assessment of its investment securities with unrealized losses to determine whether investment securities are other-than-temporarily impaired considering, among other factors, the nature of the investment securities, the credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the investment securities. The Company determines other-than-temporary impairment recorded in earnings for investment securities not intended to be sold by estimating the future cash flows of each individual investment security, using market information where available, and discounting the cash flows at the original effective rate of the investment security. Other-than-temporary impairment recorded in other comprehensive income (loss) is measured as the difference between that discounted amount and the fair value of each investment security. The total amount of other-than-temporary impairment recorded was immaterial for the three and nine months ended September 30, 2019 and 2018.
At September 30, 2019, certain investment sec
u
rities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at

September 30, 2019:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. Treasury and agencies	$954	$(2)	$642	$(5)	$1,596	$(7)
Residential agency mortgage-backed securities	4,610	(12)	11,606	(150)	16,216	(162)
Other asset-backed securities	–	–	2	–	2	–
Other	8	–	–	–	8	–
Total held-to-maturity	$5,572	$(14)	$12,250	$(155)	$17,822	$(169)
Available-for-sale
U.S. Treasury and agencies	$2,313	$(13)	$7,362	$(34)	$9,675	$(47)
Residential agency mortgage-backed securities	4,377	(12)	14,739	(190)	19,116	(202)
Commercial agency mortgage-backed securities	469	(5)	–	–	469	(5)
Obligations of state and political subdivisions	246	(2)	2	–	248	(2)
Total available-for-sale	$7,405	$(32)	$22,103	$(224)	$29,508	$(256)

The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either U.S. Treasury and agencies, agency mortgage-backed or state and political securities. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2019, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.

U.S. Bancorp	39

Note 4	Loans and Allowance for Credit Losses
The composition of the loan portfolio, disaggregated by class and underl
y
ing specific portfolio type, was as follows:

	September 30, 2019		December 31, 2018
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$99,067	33.6%	$96,849	33.8%
Lease financing	5,587	1.9	5,595	1.9
Total commercial	104,654	35.5	102,444	35.7
Commercial Real Estate
Commercial mortgages	28,664	9.7	28,596	10.0
Construction and development	10,604	3.6	10,943	3.8
Total commercial real estate	39,268	13.3	39,539	13.8
Residential Mortgages
Residential mortgages	58,465	19.9	53,034	18.5
Home equity loans, first liens	10,913	3.7	12,000	4.2
Total residential mortgages	69,378	23.6	65,034	22.7
Credit Card	23,890	8.1	23,363	8.1
Other Retail
Retail leasing	8,463	2.9	8,546	3.0
Home equity and second mortgages	15,453	5.2	16,122	5.6
Revolving credit	2,889	1.0	3,088	1.1
Installment	10,827	3.7	9,676	3.4
Automobile	19,583	6.6	18,719	6.5
Student	233	.1	279	.1
Total other retail	57,448	19.5	56,430	19.7
Total loans	$294,638	100.0%	$286,810	100.0%

The Company had loans of $94.5 billion at September 30, 2019, and $88.7 billion at December 31, 2018, pledged at the Federal Home Loan Bank, and loans of $74.6 billion at September 30, 2019, and $70.1 billion at December 31, 2018, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $785 million at September 30, 2019 and $872 million at December 31, 2018. All purchased loans are recorded at fair value at the date of purchase. The Company evaluates purchased loans for impairment at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are considered “purchased impaired loans.” All other purchased loans are considered “purchased nonimpaired loans.”
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

40	U.S. Bancorp

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

U.S. Bancorp	41

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Covered Loans	Total Loans
2019
Balance at beginning of period	$1,464	$794	$438	$1,132	$638	$–	$4,466
Add
Provision for credit losses	101	3	(10)	212	61	–	367
Deduct
Loans charged-off	91	7	8	248	97	–	451

Less recoveries of loans charged-off	(16)	(1)	(11)	(37)	(34)	–	(99)
Net loans charged-off	75	6	(3)	211	63	–	352
Balance at end of period	$1,490	$791	$431	$1,133	$636	$–	$4,481
2018
Balance at beginning of period	$1,391	$812	$436	$1,082	$667	$23	$4,411
Add
Provision for credit losses	88	(12)	8	221	41	(3)	343
Deduct
Loans charged-off	88	1	12	231	96	–	428

Less recoveries of loans charged-off	(22)	(10)	(8)	(25)	(35)	–	(100)
Net loans charged-off	66	(9)	4	206	61	–	328
Balance at end of period	$1,413	$809	$440	$1,097	$647	$20	$4,426

Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Covered Loans	Total Loans
2019
Balance at beginning of period	$1,454	$800	$455	$1,102	$630	$–	$4,441
Add
Provision for credit losses	243	(2)	(20)	694	194	–	1,109
Deduct
Loans charged-off	300	11	27	767	283	–	1,388

Less recoveries of loans charged-off	(93)	(4)	(23)	(104)	(95)	–	(319)
Net loans charged-off	207	7	4	663	188	–	1,069
Balance at end of period	$1,490	$791	$431	$1,133	$636	$–	$4,481
2018
Balance at beginning of period	$1,372	$831	$449	$1,056	$678	$31	$4,417
Add
Provision for credit losses	225	(34)	6	668	156	(10)	1,011
Deduct
Loans charged-off	265	6	37	727	283	–	1,318

Less recoveries of loans charged-off	(81)	(18)	(22)	(100)	(96)	–	(317)
Net loans charged-off	184	(12)	15	627	187	–	1,001
Other changes (a)	–	–	–	–	–	(1)	(1)
Balance at end of period	$1,413	$809	$440	$1,097	$647	$20	$4,426

(a)
Includes net changes in credit losses to be reimbursed by the FDIC and reductions in the allowance for covered loans where the reversal of a previously recorded allowance was offset by an associated decrease in the indemnification asset, and the impact of any loan sales.

Additional detail of the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
Allowance Balance at September 30, 2019 Related to
Loans individually evaluated for impairment (a)	$19	$3	$–	$–	$–	$22
TDRs collectively evaluated for impairment	20	4	107	80	12	223
Other loans collectively evaluated for impairment	1,451	784	309	1,053	624	4,221
Loans acquired with deteriorated credit quality	–	–	15	–	–	15
Total allowance for credit losses	$1,490	$791	$431	$1,133	$636	$4,481
Allowance Balance at December 31, 2018 Related to
Loans individually evaluated for impairment (a)	$16	$8	$–	$–	$–	$24
TDRs collectively evaluated for impairment	15	3	126	69	12	225
Other loans collectively evaluated for impairment	1,423	788	314	1,033	618	4,176
Loans acquired with deteriorated credit quality	–	1	15	–	–	16
Total allowance for credit losses	$1,454	$800	$455	$1,102	$630	$4,441

(a)	Represents the allowance for credit losses related to loans greater than $5 million classified as nonperforming or TDRs.

42	U.S. Bancorp

Additional detail of loan balances by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
September 30, 2019
Loans individually evaluated for impairment (a)	$340	$40	$–	$–	$–	$380
TDRs collectively evaluated for impairment	178	142	3,168	262	190	3,940
Other loans collectively evaluated for impairment	104,136	39,052	65,950	23,628	57,258	290,024
Loans acquired with deteriorated credit quality	–	34	260	–	–	294
Total loans	$104,654	$39,268	$69,378	$23,890	$57,448	$294,638
December 31, 2018
Loans individually evaluated for impairment (a)	$262	$86	$–	$–	$–	$348
TDRs collectively evaluated for impairment	151	129	3,252	245	183	3,960
Other loans collectively evaluated for impairment	102,031	39,297	61,465	23,118	56,247	282,158
Loans acquired with deteriorated credit quality	–	27	317	–	–	344
Total loans	$102,444	$39,539	$65,034	$23,363	$56,430	$286,810

(a)	Represents loans greater than $5 million classified as nonperforming or TDRs.
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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming	Total
September 30, 2019
Commercial	$103,782	$450	$103	$319	$104,654
Commercial real estate	39,126	51	2	89	39,268
Residential mortgages (a)	68,845	167	115	251	69,378
Credit card	23,296	316	278	—	23,890
Other retail	56,785	391	102	170	57,448
Total loans	$291,834	$1,375	$600	$829	$294,638
December 31, 2018
Commercial	$101,844	$322	$69	$209	$102,444
Commercial real estate	39,354	70	—	115	39,539
Residential mortgages (a)	64,443	181	114	296	65,034
Credit card	22,746	324	293	—	23,363
Other retail	55,722	403	108	197	56,430
Total loans	$284,109	$1,300	$584	$817	$286,810

(a)
At September 30, 2019, $391 million of loans 30–89 days past due and $1.7 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $430 million and $1.7 billion at December 31, 2018, respectively.

At September 30, 2019, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $80 million, compared with $106 million at December 31, 2018. These amounts exclude
$
177 million and $235 million at September 30, 2019 and December 31, 2018, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure was $1.5 billion at September 30, 2019 and December 31, 2018, of which
$1.2 billion
related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

44	U.S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

		Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total
September 30, 2019
Commercial	$102,543	$1,022	$1,089	$2,111	$104,654
Commercial real estate	38,287	625	356	981	39,268
Residential mortgages (b)	68,960	3	415	418	69,378
Credit card	23,612	–	278	278	23,890
Other retail	57,142	12	294	306	57,448
Total loans	$290,544	$1,662	$2,432	$4,094	$294,638
Total outstanding commitments	$614,479	$2,297	$3,076	$5,373	$619,852
December 31, 2018
Commercial	$100,014	$1,149	$1,281	$2,430	$102,444
Commercial real estate	38,473	584	482	1,066	39,539
Residential mortgages (b)	64,570	1	463	464	65,034
Credit card	23,070	–	293	293	23,363
Other retail	56,101	6	323	329	56,430
Total loans	$282,228	$1,740	$2,842	$4,582	$286,810
Total outstanding commitments	$600,407	$2,801	$3,448	$6,249	$606,656

(a)	Classified rating on consumer loans primarily based on delinquency status.

(b)
At September 30, 2019, $1.7 billion of GNMA loans 90 days or more past due and $1.7 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $1.7 billion and $1.6 billion at December 31, 2018, respectively.

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
A summary of impaired loans, which include all nonaccrual and TDR loans, by portfolio class was as follows:

(Dollars in Millions)	Period-end Recorded Investment (a)	Unpaid Principal Balance	Valuation Allowance	Commitments to Lend Additional Funds
September 30, 2019
Commercial	$583	$1,183	$41	$197
Commercial real estate	234	587	8	–
Residential mortgages	1,573	1,891	74	–
Credit card	262	262	80	–
Other retail	322	412	14	2
Total loans, excluding loans purchased from GNMA mortgage pools	2,974	4,335	217	199
Loans purchased from GNMA mortgage pools	1,690	1,690	34	–
Total	$4,664	$6,025	$251	$199
December 31, 2018
Commercial	$467	$1,006	$32	$106
Commercial real estate	279	511	12	2
Residential mortgages	1,709	1,879	86	–
Credit card	245	245	69	–
Other retail	335	418	14	5
Total loans, excluding loans purchased from GNMA mortgage pools	3,035	4,059	213	113
Loans purchased from GNMA mortgage pools	1,639	1,639	41	–
Total	$4,674	$5,698	$254	$113

(a)	Substantially all loans classified as impaired at September 30, 2019 and December 31, 2018, had an associated allowance for credit losses.

U.S. Bancorp	45

Additional information on impaired loans

follows:

	2019		2018
(Dollars in Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30
Commercial	$552	$4	$470	$3
Commercial real estate	232	3	279	4
Residential mortgages	1,597	23	1,779	18
Credit card	260	–	236	1
Other retail	319	3	309	4
Covered Loans	–	–	23	–
Total loans, excluding loans purchased from GNMA mortgage pools	2,960	33	3,096	30
Loans purchased from GNMA mortgage pools	1,644	18	1,666	12
Total	$4,604	$51	$4,762	$42
Nine Months Ended September 30
Commercial	$516	$7	$510	$5
Commercial real estate	251	8	263	8
Residential mortgages	1,649	70	1,846	57
Credit card	255	–	234	3
Other retail	323	9	304	12
Covered Loans	–	–	33	1
Total loans, excluding loans purchased from GNMA mortgage pools	2,994	94	3,190	86
Loans purchased from GNMA mortgage pools	1,613	52	1,635	36
Total	$4,607	$146	$4,825	$122

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
The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2019			2018
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended September 30
Commercial	886	$116	$100	700	$42	$33
Commercial real estate	32	23	23	38	123	125
Residential mortgages	117	17	15	144	19	17
Credit card	8,429	46	46	8,450	42	43
Other retail	814	20	19	763	17	16
Covered Loans	–	–	–	3	1	1
Total loans, excluding loans purchased from GNMA mortgage pools	10,278	222	203	10,098	244	235
Loans purchased from GNMA mortgage pools	1,524	211	203	1,649	216	211
Total loans	11,802	$433	$406	11,747	$460	$446
Nine Months Ended September 30
Commercial	2,622	$242	$215	2,047	$255	$234
Commercial real estate	76	95	93	97	154	155
Residential mortgages	318	43	41	397	56	53
Credit card	26,018	140	141	24,457	122	124
Other retail	2,029	44	42	1,857	45	43
Covered Loans	–	–	–	3	1	1
Total loans, excluding loans purchased from GNMA mortgage pools	31,063	564	532	28,858	633	610
Loans purchased from GNMA mortgage pools	4,617	629	606	4,785	631	619
Total loans	35,680	$1,193	$1,138	33,643	$1,264	$1,229

46	U.S. Bancorp

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the third quarter of 2019, at September 30, 2019, 68 residential mortgages, 34 home equity and second mortgage loans and 1,046 loans purchased from GNMA mortgage pools with outstanding balances of $11 million, $3 million and $144 million, respectively, were in a trial period and have estimated post-modification balances of $10 million, $3 million and $141 million, respectively, assuming permanent modification occurs at the end of the trial period.
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

U.S. Bancorp	47

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off
or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2019		2018
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended September 30
Commercial	263	$9	207	$51
Commercial real estate	8	7	10	2
Residential mortgages	13	1	34	4
Credit card	2,025	10	1,924	9
Other retail	72	1	93	1
Total loans, excluding loans purchased from GNMA mortgage pools	2,381	28	2,268	67
Loans purchased from GNMA mortgage pools	263	33	380	50
Total loans	2,644	$61	2,648	$117
Nine Months Ended September 30
Commercial	749	$18	623	$63
Commercial real estate	23	17	26	8
Residential mortgages	124	14	148	15
Credit card	6,001	29	5,893	26
Other retail	299	9	240	3
Covered loans	–	–	1	–
Total loans, excluding loans purchased from GNMA mortgage pools	7,196	87	6,931	115
Loans purchased from GNMA mortgage pools	697	93	1,129	148
Total loans	7,893	$180	8,060	$263
In addition to the defaults in the table above, the Company had a total of 185 and 600 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months and nine months ended September 30, 2019, respectively, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $25 million and $81 million for the three months and nine months ended September 30, 2019, respectively.

Note 5	Leases
The Company, as a lessor, originates retail and co
m
mercial leases either directly to the consumer or indirectly through dealer networks. Retail leases, primarily relating to
automobiles, have 3 to 5 year terms. Commercial leases may include high dollar assets such as aircraft or lower cost items such as office equipment.
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
Residual values on leased assets are reviewed regularly for impairment. Residual valuations for retail leases are based on independent assessments of expected used automobile sale prices at the end of the lease term. Impairment tests are conducted based on these valuations considering the probability of the lessee returning the asset to the Company, re-marketing
efforts, insurance coverage and ancillary fees and costs. Valuations for commercial leases are based upon external or internal management appraisals.
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
marketing of
off-lease
vehicles.
The components of the net investment in sales-type and direct financing leases were as follows:

(Dollars in Millions)	September 30, 2019	December 31, 2018
Lease receivables	$12,150	$12,207
Unguaranteed residual values accruing to the lessor’s benefit	1,873	1,877
Total net investment in sales-type and direct financing leases	$14,023	$14,084

48	U.S. Bancorp

The Company, as a lessor, recorded $257 million and $742 million of revenue on its Consolidated Statement of Income for the three and nine months ended September 30, 2019, respectively, primarily consisting of interest income on sales-type and direct financing leases.
The contractual future lease payments to be received by the Company at September 30, 2019, were as follows:

(Dollars in Millions)	Sales-type and direct financing leases	Operating leases
One Year or Less	$4,623	$181
Over One Through Two Years	3,737	140
Over Two Through Three Years	2,615	104
Over Three Through Four Years	1,251	69
Over Four Through Five Years	432	52
Thereafter	501	59
Total lease payments	13,159	$605
Amounts representing interest	(1,009)
Lease receivables	$12,150

The Company, as lessee, leases certain assets for use in its operations. Leased assets primarily include retail branches, operations centers and other corporate locations, and, to a lesser extent, office and computer equipment. For each lease with an original term greater than 12 months, the Company records a lease liability and a corresponding right of use (“ROU”) asset. The Company accounts for the lease and non-lease
components in the majority of its lease contracts as a single lease component, with the determination of the lease liability at lease inception based on the present value of the consideration to be paid under the contract. The discount rate used by the Company is determined at commencement of the lease using a secured rate for a similar term as the period of the lease. The Company’s leases do not include significant variable lease payments. At September 30, 2019, the Company’s ROU assets included in premises and equipment
,
and lease liabilities included in long-term debt and other liabilities, were $1.2 billion and $1.3 billion, respectively.
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
Total costs incurred by the Company, as a lessee, were $99 million and $294 million for the three and nine months ended September 30, 2019, respectively, and principally related to contractual lease payments on operating leases.
The following table presents amounts relevant to the Company’s assets leased for use in its operations:

(Dollars in Millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$75	$226
Operating cash flows from finance leases	1	5
Financing cash flows from finance leases	3	8
Right of use assets obtained in exchange for new operating lease liabilities	27	100
Right of use assets obtained in exchange for new finance lease liabilities	5	7

The following table presents the weighted-average remaining lease terms and discount rates of the Company’s assets leased for use in its operations at September 30, 2019:

Weighted-average remaining lease term of operating leases (in years)	7.5
Weighted-average remaining lease term of finance leases (in years)	10.4
Weighted-average discount rate of operating leases	3.2%
Weighted-average discount rate of finance leases	15.3%

U.S. Bancorp	49

The contractual future lease obligations of the Company at September 30, 2019, were as follows:

(Dollars in Millions)	Operating leases	Finance leases
One Year or Less	$305	$17
Over One Through Two Years	255	15
Over Two Through Three Years	230	13
Over Three Through Four Years	186	11
Over Four Through Five Years	138	10
Thereafter	416	37
Total lease payments	1,530	103
Amounts representing interest	(186)	(32)
Lease liabilities	$1,344	$71

Note 6	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities

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
off-balance
sheet.
The Company also provides financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company provided $8 million and $6 million of support to the funds during the three months ended September 30, 2019 and 2018, respectively
,
and $22 million and $18 million during the nine months ended September 30, 2019 and 2018, respectively.
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged
investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged
investments in tax expense of $132 million and $150 million for the three months ended September 30, 2019 and 2018, respectively, and $423 million and $486 million for the nine months ended September 30, 2019 and 2018, respectively. The Company also recognized $80 million and $90 million of investment tax credits for the three months ended September 30, 2019 and 2018, respectively, and $326 million and $368 million for the nine months ended September 30, 2019 and 2018, respectively. The Company recognized $122 million and $133 million of expenses related to all of these investments for the three months ended September 30, 2019 and 2018, respectively, of which $80 million and $67 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense. The Company recognized $391 million and $434 million of expenses related to all of these investments for the nine months ended September 30, 2019 and 2018, respectively, of which

50	U.S. Bancorp

$237 million
and
$202 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.
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
The following table provides a summary of investments in community development and tax-advantaged
VIEs that the Company has not consolidated:

(Dollars in Millions)	September 30, 2019	December 31, 2018
Investment carrying amount	$6,079	$5,823
Unfunded capital and other commitments	3,037	2,778
Maximum exposure to loss	12,163	12,360

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $30 million at September 30, 2019 and $27 million at December 31, 2018. The maximum exposure to loss related to these VIEs was $55 million at September 30, 2019 and $52 million at December 31, 2018, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $89 million at September 30, 2019, compared with less than $1 million to $95 million at December 31, 2018.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged
investments to third parties. At September 30, 2019, approximately $3.9 billion of the Company’s assets and $3.1 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged
investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $3.9 billion and $2.7 billion, respectively, at December 31, 2018. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At September 30, 2019 and December 31, 2018,

$
14
 million of the
held-to-maturity
investment securities on the Company’s Consolidated Balance Sheet were related to the conduit
.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At September 30, 2019, $2.9 billion of available-for-sale
investment securities and $2.6 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.4 billion of available-for-sale
investment securities and $2.3 billion of short-term borrowings at December 31, 2018.

U.S. Bancorp	51

Note 7	Mortgage Servicing Rights

The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $227.8 billion of residential mortgage loans for others at September 30, 2019, and $231.5 billion at December 31, 2018, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs.

These changes resulted in net losses of $2 million and a net gain of $1 million for the three months ended September 30, 2019 and 2018, respectively, and net losses of $5 million and net gains of $44 million for the nine months ended September 30, 2019 and 2018, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $188 million and $182 million for the three months ended September 30, 2019 and 2018, respectively, and $547 million and $557 million for the nine months ended September 30, 2019 and 2018, respectively.
Changes in fair value of capitalized MSRs are s
u
mmarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2019	2018	2019	2018
Balance at beginning of period	$2,458	$2,844	$2,791	$2,645
Rights purchased	6	2	13	6
Rights capitalized	168	109	373	306
Rights sold (a)	4	(15)	4	(15)
Changes in fair value of MSRs
Due to fluctuations in market interest rates ( b )	(243)	68	(573)	220
Due to revised assumptions or models ( c )	15	2	30	52
Other changes in fair value ( d )	(112)	(93)	(342)	(297)
Balance at end of period	$2,296	$2,917	$2,296	$2,917

(a)	MSRs sold in 2019 include those having a negative fair value, resulting from the related loans being severely delinquent.

(b)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.

(c)
Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income and option adjusted spread, as well as the impact of any model changes.

(d)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	September 30, 2019						December 31, 2018
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(696)	$(337)	$(165)	$153	$294	$537	$(501)	$(223)	$(105)	$92	$171	$295
Derivative instrument hedges	691	340	167	(156)	(307)	(615)	455	215	104	(94)	(177)	(321)
Net sensitivity	$(5)	$3	$2	$(3)	$(13)	$(78)	$(46)	$(8)	$(1)	$(2)	$(6)	$(26)

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

52	U.S. Bancorp

A summary of the Company’s MSRs and relat
e
d characteristics by portfolio was as follows:

	September 30, 2019				December 31, 2018
(Dollars in Millions)	HFA	Government	Conventional (d)	Total	HFA	Government	Conventional (d)	Total
Servicing portfolio (a)	$44,968	$35,634	$144,797	$225,399	$44,384	$35,990	$148,910	$229,284
Fair value	$453	$414	$1,429	$2,296	$526	$465	$1,800	$2,791
Value (bps) (b)	101	116	99	102	119	129	121	122
Weighted-average servicing fees (bps)	34	38	28	31	34	36	27	30
Multiple (value/servicing fees)	2.94	3.05	3.57	3.33	3.45	3.63	4.52	4.11
Weighted-average note rate	4.66%	4.01%	4.08%	4.18%	4.59%	3.97%	4.06%	4.15%
Weighted-average age (in years)	3.6	4.8	4.8	4.6	3.3	4.7	4.5	4.3
Weighted-average expected prepayment (constant prepayment rate)	13.6%	15.4%	14.7%	14.6%	9.8%	11.0%	9.1%	9.5%
Weighted-average expected life (in years)	6.0	5.2	5.2	5.4	7.7	6.7	7.1	7.2
Weighted-average option adjusted spread (c)	8.4%	8.0%	7.0%	7.4%	8.6%	8.3%	7.2%	7.6%

(a)	Represents principal balance of mortgages having corresponding MSR asset.

(b)	Calculated as fair value divided by the servicing portfolio.

(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.

(d)	Represents loans sold primarily to GSEs.

Note 8	Preferred Stock

At September 30, 2019 and December 31, 2018, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	September 30, 2019				December 31, 2018
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Total preferred stock (a)	209,510	$6,176	$192	$5,984	209,510	$6,176	$192	$5,984

(a)	The par value of all shares issued and outstanding at September 30, 2019 and December 31, 2018, was $1.00 per share.

Note 9	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2019
Balance at beginning of period	$163	$11	$(55)	$(1,385)	$(78)	$(1,344)
Changes in unrealized gains and losses	284	–	(59)	–	–	225
Foreign currency translation adjustment (a)	–	–	–	–	2	2
Reclassification to earnings of realized gains and losses	(25)	(1)	6	22	–	2
Applicable income taxes	(66)	–	14	(6)	–	(58)
Balance at end of period	$356	$10	$(94)	$(1,369)	$(76)	$(1,173)
2018
Balance at beginning of period	$(1,183)	$17	$176	$(1,244)	$(81)	$(2,315)
Changes in unrealized gains and losses	(411)	–	40	–	–	(371)
Foreign currency translation adjustment (a)	–	–	–	–	7	7
Reclassification to earnings of realized gains and losses	(10)	(2)	(2)	34	–	20
Applicable income taxes	107	–	(10)	(9)	(2)	86
Balance at end of period	$(1,497)	$15	$204	$(1,219)	$(76)	$(2,573)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

U.S. Bancorp	53

Nine Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2019
Balance at beginning of period	$(946)	$14	$112	$(1,418)	$(84)	$(2,322)
Changes in unrealized gains and losses	1,790	–	(268)	–	–	1,522
Foreign currency translation adjustment (a)	–	–	–	–	10	10
Reclassification to earnings of realized gains and losses	(47)	(5)	(8)	66	–	6
Applicable income taxes	(441)	1	70	(17)	(2)	(389)
Balance at end of period	$356	$10	$(94)	$(1,369)	$(76)	$(1,173)
2018
Balance at beginning of period	$(357)	$17	$71	$(1,066)	$(69)	$(1,404)
Revaluation of tax related balances (b)	(77)	4	15	(229)	(13)	(300)
Changes in unrealized gains and losses	(1,399)	–	159	(1)	–	(1,241)
Foreign currency translation adjustment (a)	–	–	–	–	12	12
Reclassification to earnings of realized gains and losses	(25)	(7)	(1)	103	–	70
Applicable income taxes	361	1	(40)	(26)	(6)	290
Balance at end of period	$(1,497)	$15	$204	$(1,219)	$(76)	$(2,573)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

(b)
Reflects the adoption of new accounting guidance on January 1, 2018 to reclassify the impact of the reduced federal statutory rate for corporations included in 2017 tax reform legislation from accumulated other comprehensive income to retained earnings.

Additional detail a
b
o
ut the im
p
act to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2019	2018	2019	2018
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$25	$10	$47	$25	Total securities gains (losses), net
	(6)	(2)	(12)	(6)	Applicable income taxes
	19	8	35	19	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	1	2	5	7	Interest income
	–	–	(1)	(1)	Applicable income taxes
	1	2	4	6	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(6)	2	8	1	Interest expense
	1	(1)	(2)	(1)	Applicable income taxes
	(5)	1	6	–	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(22)	(34)	(66)	(103)	Other noninterest expense
	6	8	17	26	Applicable income taxes
	(16)	(26)	(49)	(77)	Net-of-tax
Total impact to net income	$(1)	$(15)	$(4)	$(52)

54	U.S. Bancorp

Note 10	Earnings Per Share
The components of earnings per share were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2019	2018	2019	2018
Net income attributable to U.S. Bancorp	$1,908	$1,815	$5,428	$5,240
Preferred dividends	(79)	(76)	(230)	(210)
Earnings allocated to participating stock awards	(8)	(7)	(23)	(23)
Net income applicable to U.S. Bancorp common shareholders	$1,821	$1,732	$5,175	$5,007
Average common shares outstanding	1,575	1,629	1,589	1,641
Net effect of the exercise and assumed purchase of stock awards	3	4	3	4
Average diluted common shares outstanding	1,578	1,633	1,592	1,645
Earnings per common share	$1.16	$1.06	$3.26	$3.05
Diluted earnings per common share	$1.15	$1.06	$3.25	$3.04
Options outstanding at September 30, 2019, to purchase 1 million common shares for the three months and nine months ended September 30, 2019, and outstanding at September 30, 2018, to purchase 1 million common shares for the three months and nine months ended September 30, 2018, were not included in the computation of diluted earnings per share because they were antidilutive.

Note 11	Employee Benefits
The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$48	$52	$–	$–	$144	$156	$–	$–
Interest cost	63	56	1	–	187	168	2	1
Expected return on plan assets	(96)	(95)	(1)	–	(287)	(284)	(2)	(2)
Prior service cost (credit) amortization	–	–	(1)	(1)	–	–	(3)	(2)
Actuarial loss (gain) amortization	24	36	(1)	(1)	73	109	(4)	(4)
Net periodic benefit cost (a)	$39	$49	$(2)	$(2)	$117	$149	$(7)	$(7)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

Note 12	Income Taxes
The components of income tax expense were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2019	2018	2019	2018
Federal
Current	$414	$385	$1,002	$931
Deferred	(59)	(53)	26	(17)
Federal income tax	355	332	1,028	914
State
Current	140	141	280	295
Deferred	(28)	(13)	(14)	54

State income tax	112	128	266	349
Total income tax provision	$467	$460	$1,294	$1,263

U.S. Bancorp	55

A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2019	2018	2019	2018
Tax at statutory rate	$501	$479	$1,417	$1,370
State income tax, at statutory rates, net of federal tax benefit	99	102	277	287
Tax effect of
Tax credits and benefits, net of related expenses	(97)	(122)	(307)	(369)
Exam resolutions	–	–	(49)	(49)
Tax-exempt income	(29)	(33)	(92)	(98)
Noncontrolling interests	(1)	(2)	(5)	(5)
Other items	(6)	36	53	127
Applicable income taxes	$467	$460	$1,294	$1,263
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2019, federal tax examinations for all years ending through December 31, 2010, and years ending December 31, 2013, and December 31, 2014 are completed and resolved. The Company’s tax returns for the years ended December 31, 2011, 2012, 2015, and 2016 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $
409
 million at September
30
,
2019
and $
809
 million at December
31
,
2018
.

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
Cash Flow Hedges
These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At September 30, 2019, the Company had $94 million
(net-of-tax)
of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $112 million
(net-of-tax)
of realized and unrealized gains at December 31, 2018. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2019 and the next 12 months are losses of $14 million
(net-of-tax)
and $30 million
(net-of-tax),
respectively. All cash flow hedges were highly effective for the three and nine months ended September 30, 2019.

56	U.S. Bancorp

Net Investment Hedges
 The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative
debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative
debt instruments designated as net investment hedges was $1.1 billion at September 30, 2019 and December 31, 2018.
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

U.S. Bancorp	57

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2019
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$15,300	$–	4.91	$1,900	$–	3.97
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	500	–	.21	9,202	4	2.90
Net investment hedges
Foreign exchange forward contracts	447	4	.05	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	7,373	21	.06	14,083	52	.09
Sell	5,169	13	.03	22,883	20	.79
Options
Purchased	9,300	57	2.19	200	–	1.01
Written	1,959	47	.10	4,010	76	1.81
Receive fixed/pay floating swaps	5,762	–	8.54	5,202	–	10.35
Pay fixed/receive floating swaps	964	–	6.94	5,220	–	5.93
Foreign exchange forward contracts	242	1	.04	437	1	.05
Equity contracts	18	1	.64	126	2	.64
Other (a)	675	6	.01	2,394	58	.54
Total	$47,709	$150		$65,657	$213
December 31, 2018
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	$7,422	$8	3.11	$4,320	$–	1.77
Net investment hedges
Foreign exchange forward contracts	209	5	.05	223	1	.05
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,839	27	.07	1,140	5	.05
Sell	994	3	.06	13,968	30	.72
Options
Purchased	5,080	88	10.77	–	–	–
Written	584	16	.09	3	–	.09
Receive fixed/pay floating swaps	3,605	–	14.80	4,333	–	6.97
Pay fixed/receive floating swaps	4,333	–	6.97	1,132	–	7.64
Foreign exchange forward contracts	549	7	.03	75	1	.05
Equity contracts	19	1	.82	104	2	.45
Other (a)	1	–	.01	1,458	84	1.50
Total	$25,635	$155		$26,756	$123

(a)
Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted-average remaining maturity of $1.7 billion, $52 million and .75 years at September 30, 2019, respectively, compared to $1.5 billion, $84 million and 1.50 years at December 31, 2018, respectively. In addition, includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $675 million at September 30, 2019, and $1 million at December 31, 2018.

58	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2019
Interest rate contracts
Receive fixed/pay floating swaps	$116,162	$2,435	5.20	$18,102	$29	3.09
Pay fixed/receive floating swaps	17,918	22	3.04	111,998	932	4.98
Other (a)	6,156	2	3.10	7,345	3	3.26
Options
Purchased	45,207	52	1.54	6,567	121	2.85
Written	5,600	124	3.42	43,346	47	1.41
Futures
Buy	647	–	.21	525	–	.62
Sell	–	–	–	3,723	2	1.49
Foreign exchange rate contracts
Forwards, spots and swaps	29,935	811	1.09	30,808	786	1.25
Options
Purchased	1,364	28	.60	–	–	–
Written	–	–	–	1,364	28	.60
Credit contracts	2,670	1	3.40	6,926	6	4.07
Total	$225,659	$3,475		$230,704	$1,954
December 31, 2018
Interest rate contracts
Receive fixed/pay floating swaps	$42,054	$754	6.73	$60,731	$456	4.32
Pay fixed/receive floating swaps	60,970	288	3.90	40,499	420	6.57
Other (a)	5,777	2	3.77	6,496	2	2.72
Options
Purchased	41,711	51	1.54	1,940	30	1.98
Written	2,060	32	2.07	39,538	51	1.44
Futures
Buy	460	–	1.58	–	–	–
Sell	–	–	–	6,190	1	.59
Foreign exchange rate contracts
Forwards, spots and swaps	26,210	681	.91	25,571	663	.88
Options
Purchased	2,779	47	.75	–	–	–
Written	–	–	–	2,779	47	.75
Credit contracts	2,318	–	3.50	4,923	2	4.04
Total	$184,339	$1,855		$188,667	$1,672

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings
(net-of-tax):

	Three Months Ended September 30				Nine Months Ended September 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2019	2018	2019	2018	2019	2018	2019	2018
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$(44)	$29	$(5)	$1	$(200)	$118	$6	$–
Net investment hedges
Foreign exchange forward contracts	10	–	–	–	8	28	–	–
Non-derivative debt instruments	37	6	–	–	42	22	–	–

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.

U.S. Bancorp	59

The table below shows the effect of fair value and cash flow hedge accounting included in interest expense on the Consolidated Statement of Income:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2019	2018	2019	2018
Total amount of interest expense presented in the Consolidated Statement of Income	$1,156	$872	$3,394	$2,246

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	(183)	–	(234)	5
Hedged items	181	–	232	(5)
Cash Flow hedges
Interest rate contract derivatives	6	(2)	(8)	(1)

Note:
The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company did not reclassify gains or losses into earnings as a result of the discontinuance of cash flow hedges during the three and nine months ended September 30, 2019 and 2018.

The table below shows cumulative hedging adjustments and the carrying amount of assets (liabilities) designated in fair value hedges:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Line Item in the Consolidated Balance Sheet
Long-term Debt	$16,639	$–	$221	$(27)

(a)	The cumulative hedging adjustment related to discontinued hedging relationships at September 30, 2019 and December 31, 2018 was $(11) million and $(27) million, respectively.

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)		2019	2018	2019	2018
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$20	$23	$(20)	$96
Purchased and written options	Mortgage banking revenue	154	46	347	144
Swaps	Mortgage banking revenue	215	(68)	513	(224)
Foreign exchange forward contracts	Other noninterest income	(3)	(9)	(18)	18
Equity contracts	Compensation expense	–	–	(2)	(1)
Other	Other noninterest income	–	–	–	1
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	26	16	61	33
Purchased and written options	Commercial products revenue	2	(1)	11	1
Futures	Commercial products revenue	(3)	3	(7)	14
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	20	20	59	65
Purchased and written options	Commercial products revenue	1	–	1	–
Credit contracts	Commercial products revenue	(4)	1	(12)	3

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

60	U.S. Bancorp

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at September 30, 2019, was $770 million. At September 30, 2019, the Company had $529 million of cash posted as collateral against this net liability position.

Note 14	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral
over-the-counter
trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $569.7 billion total notional amount of derivative positions at September 30, 2019, $269.3 billion related to bilateral over-the-counter
trades, $276.3 billion related to those centrally cleared through clearinghouses and $24.1 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 13 for further discussion of the Company’s derivatives, including collateral arrangements.
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

U.S. Bancorp	61

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
September 30, 2019
Repurchase agreements
U.S. Treasury and agencies	$278	$–	$–	$–	$278
Residential agency mortgage-backed securities	270	–	–	–	270
Corporate debt securities	676	–	–	–	676
Total repurchase agreements	1,224	–	–	–	1,224
Securities loaned
Corporate debt securities	107	–	–	–	107
Total securities loaned	107	–	–	–	107
Gross amount of recognized liabilities	$1,331	$–	$–	$–	$1,331
December 31, 2018
Repurchase agreements
U.S. Treasury and agencies	$134	$–	$–	$–	$134
Residential agency mortgage-backed securities	565	–	945	470	1,980
Corporate debt securities	480	–	–	–	480
Total repurchase agreements	1,179	–	945	470	2,594
Securities loaned
Corporate debt securities	227	–	–	–	227
Total securities loaned	227	–	–	–	227
Gross amount of recognized liabilities	$1,406	$–	$945	$470	$2,821

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
The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)	Net Amount
September 30, 2019
Derivative assets (d)	$3,563	$(1,324)	$2,239	$(61)	$(156)	$2,022
Reverse repurchase agreements	3,893	–	3,893	(169)	(3,724)	–
Securities borrowed	1,499	–	1,499	–	(1,452)	47
Total	$8,955	$(1,324)	$7,631	$(230)	$(5,332)	$2,069
December 31, 2018
Derivative assets (d)	$1,987	$(942)	$1,045	$(106)	$(16)	$923
Reverse repurchase agreements	205	–	205	(114)	(91)	–
Securities borrowed	1,069	–	1,069	–	(1,039)	30
Total	$3,261	$(942)	$2,319	$(220)	$(1,146)	$953

(a)	Includes $760 million and $236 million of cash collateral related payables that were netted against derivative assets at September 30, 2019 and December 31, 2018, respectively.

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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.

(d)	Excludes $62 million and $23 million at September 30, 2019 and December 31, 2018, respectively, of derivative assets not subject to netting arrangements.

62	U.S. Bancorp

(Dollars in Millions)	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Pledged (c)
September 30, 2019
Derivative liabilities (d)	$2,105	$(1,093)	$1,012	$(61)	$–	$951
Repurchase agreements	1,224	–	1,224	(169)	(1,055)	–
Securities loaned	107	–	107	–	(106)	1
Total	$3,436	$(1,093)	$2,343	$(230)	$(1,161)	$952
December 31, 2018
Derivative liabilities (d)	$1,710	$(946)	$764	$(106)	$–	$658
Repurchase agreements	2,594	–	2,594	(114)	(2,480)	–
Securities loaned	227	–	227	–	(224)	3
Total	$4,531	$(946)	$3,585	$(220)	$(2,704)	$661

(a)	Includes $529 million and $240 million of cash collateral related receivables that were netted against derivative liabilities at September 30, 2019 and December 31, 2018, respectively.

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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.

(d)	Excludes $62 million and $85 million at September 30, 2019 and December 31, 2018, respectively, of derivative liabilities not subject to netting arrangements.

Note 15	Fair Values of Assets and Liabilities
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

U.S. Bancorp	63

assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the nine months ended September 30, 2019 and 2018, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale
 MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a $10 million net gain and a $4 million net loss for the three months ended September 30, 2019 and 2018, respectively, and a $53 million net gain and a $61 million net loss for the nine months ended September 30, 2019 and 2018, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
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

64	U.S. Bancorp

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
The following table shows the significant valuation assumption ranges for MSRs at September 30, 2019:

	Minimum	Maximum	Weighted - Average (a)
Expected prepayment	10%	21%	15%
Option adjusted spread	7	10	7

(a)	Determined based on the relative fair value of the related mortgage loans serviced.

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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at September 30, 2019:

	Minimum	Maximum	Weighted - Average (a)
Expected loan close rate	13%	100%	78%
Inherent MSR value (basis points per loan)	50	199	118

(a)	Determined based on the relative fair value of the related mortgage loans.

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At September 30, 2019, the minimum, maximum and weighted
-
average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 905 percent and 1 percent, respectively.

U.S. Bancorp	65

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
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2019
Available-for-sale securities
U.S. Treasury and agencies	$15,141	$412	$–	$–	$15,553
Mortgage-backed securities
Residential agency	–	50,943	–	–	50,943
Commercial agency	–	984	–	–	984
Other asset-backed securities	–	382	–	–	382
Obligations of state and political subdivisions	–	6,735	–	–	6,735
Obligations of foreign governments	–	1	–	–	1
Total available-for-sale	15,141	59,457	–	–	74,598
Mortgage loans held for sale	–	3,852	–	–	3,852
Mortgage servicing rights	–	–	2,296	–	2,296
Derivative assets	7	1,998	1,620	(1,324)	2,301
Other assets	322	2,065	–	–	2,387
Total	$15,470	$67,372	$3,916	$(1,324)	$85,434
Derivative liabilities	$2	$1,831	$334	$(1,093)	$1,074
Short-term borrowings and other liabilities (a)	144	1,460	–	–	1,604
Total	$146	$3,291	$334	$(1,093)	$2,678
December 31, 2018
Available-for-sale securities U.S. Treasury and agencies	$18,585	$672	$–	$–	$19,257
Mortgage-backed securities
Residential agency	–	39,752	–	–	39,752
Commercial agency	–	2	–	–	2
Other asset-backed securities	–	403	–	–	403
Obligations of state and political subdivisions	–	6,701	–	–	6,701
Total available-for-sale	18,585	47,530	–	–	66,115
Mortgage loans held for sale	–	2,035	–	–	2,035
Mortgage servicing rights	–	–	2,791	–	2,791
Derivative assets	–	1,427	583	(942)	1,068
Other assets	392	1,273	–	–	1,665
Total	$18,977	$52,265	$3,374	$(942)	$73,674
Derivative liabilities	$1	$1,291	$503	$(946)	$849
Short-term borrowings and other liabilities (a)	199	1,019	–	–	1,218
Total	$200	$2,310	$503	$(946)	$2,067

Note:
Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $88 million and $86 million at September 30, 2019 and December 31, 2018, respectively. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first nine months of 2019 and 2018, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

66	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the
t
hree months ended September

30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2019
Mortgage servicing rights	$2,458	$(340	) (a)	$6	$4	$168	(c)	$–	$2,296	$(340	) (a)
Net derivative assets and liabilities	1,045	313	(b)	1	(1)	–		(72)	1,286	322	(d)

2018
Mortgage servicing rights	$2,844	$(23	) (a)	$2	$(15)	$109	(c)	$–	$2,917	$(23	) (a)
Net derivative assets and liabilities	(256)	(81	) (e)	2	(13)	–		(10)	(358)	(81	) (f)

(a)	Included in mortgage banking revenue.

(b)	Approximately $169 million included in other noninterest income and $144 million included in mortgage banking revenue.

(c)	Represents MSRs capitalized during the period.

(d)	Approximately $273 million included in other noninterest income and $49 million included in mortgage banking revenue.

(e)	Approximately $(122) million included in other noninterest income and $41 million included in mortgage banking revenue.

(f)	Approximately $(97) million included in other noninterest income and $16 million included in mortgage banking revenue.

The following table presents the changes in fair value for all assets and liabilities m
e
asured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2019
Mortgage servicing rights	$2,791	$(885	) (a)	$13	$4	$373	(c)	$–	$2,296	$(885	) (a)
Net derivative assets and liabilities	80	1,244	(b)	55	(9)	–		(84)	1,286	1,256	(d)

2018
Mortgage servicing rights	$2,645	$(25	) (a)	$6	$(15)	$306	(c)	$–	$2,917	$(25	) (a)
Net derivative assets and liabilities	107	(426	) (e)	3	(35)	–		(7)	(358)	(402	) (f)

(a)	Included in mortgage banking revenue.

(b)	Approximately $881 million included in other noninterest income and $363 million included in mortgage banking revenue.

(c)	Represents MSRs capitalized during the period.

(d)	Approximately $1.2 b illion included in other noninterest income and $49 million included in mortgage banking revenue.

(e)	Approximately $(537) million included in other noninterest income and $111 million included in mortgage banking revenue.

(f)	Approximately $(418) million included in other noninterest income and $16 million included in mortgage banking revenue.

The Company is also requi
r
ed periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair
value accounting or write-downs of individual assets.
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	September 30, 2019				December 31, 2018
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$270	$270	$–	$–	$40	$40

Other assets (b)	–	–	42	42	–	–	57	57

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.

(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2019	2018	2019	2018
Loans (a)	$20	$25	$93	$66

Other assets (b)	6	5	12	18

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.

(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	67

Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	September 30, 2019			December 31, 2018
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$3,852	$3,729	$123	$2,035	$1,972	$63
Nonaccrual loans	1	1	–	2	2	–
Loans 90 days or more past due	–	–	–	–	–	–

Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of September 30, 2019 and December 31, 2018. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2019					December 31, 2018
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$15,272	$15,272	$–	$–	$15,272	$21,453	$21,453	$–	$–	$21,453
Federal funds sold and securities purchased under resale agreements	3,907	–	3,907	–	3,907	306	–	306	–	306
Investment securities held-to-maturity	46,481	4,106	42,523	9	46,638	46,050	4,594	40,359	11	44,964
Loans held for sale (a)	676	–	–	676	676	21	–	–	21	21
Loans	290,631	–	–	294,850	294,850	282,837	–	–	284,790	284,790
Other	1,873	–	941	932	1,873	2,412	–	1,241	1,171	2,412

Financial Liabilities
Time deposits	40,219	–	40,147	–	40,147	44,554	–	44,140	–	44,140
Short-term borrowings (b)	12,975	–	12,813	–	12,813	12,921	–	12,678	–	12,678
Long-term debt	41,274	–	41,902	–	41,902	41,340	–	41,003	–	41,003
Other	3,636	–	1,344	2,292	3,636	1,726	–	–	1,726	1,726

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.

(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred
non-yield
related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield
related loan fees and standby letters of credit was $533 million and $532 million at September 30, 2019 and December 31, 2018, respectively. The carrying value of other guarantees was $206 million and $263 million at September 30, 2019 and December 31, 2018, respectively.

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
During the three and nine months ended September 30, 2019, the Company sold 0.3 million and 1.0 million, respectively, of its Class B shares. Upon final settlement of the Visa Litigation, the remaining 0.3 million Class B shares held by the Company will be eligible for conversion to Class A shares of Visa Inc., which are publicly traded. The Class B shares are excluded from the Company’s financial instruments disclosures included in Note 15.
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2019:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$50	$10,608
Third party borrowing arrangements	—	—	13
Securities lending indemnifications	6,383	—	6,263
Asset sales	—	75	7,361	(a)
Merchant processing	666	60	112,766
Tender option bond program guarantee	2,868	—	2,595
Minimum revenue guarantees	—	—	3
Other	—	71	1,481

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
The Company currently processes card transactions in the United States, Canada, Europe and Mexico through wholly-owned subsidiaries and a network of other financial institutions. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2019, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $9.0 billion. The Company held collateral of $581
m
illion in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At September 30, 2019, the liability was $44 million primarily related to these airline processing arrangements.

U.S. Bancorp	69

Asset Sales
The

Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the
GSE
for losses. At September
30
,
2019
and December
31
,
2018
, the Company had reserved $
10
 million for potential losses from representation and warranty obligations. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of September 30, 2019 and December 31, 2018, the Company had $11 million and $15 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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

70	U.S. Bancorp

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
The Company has evaluated the impact of events that have occurred subsequent to September 30, 2019 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	71

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related
Yields and Rates (a)

	For the Three Months Ended September 30
	2019			2018
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$117,213	$748	2.55%	$113,547	$677	2.38%	3.2%
Loans held for sale	4,476	48	4.24	3,109	36	4.64	44.0
Loans (b)
Commercial	103,660	1,063	4.07	99,048	986	3.95	4.7
Commercial real estate	38,990	473	4.81	39,542	480	4.82	(1.4)
Residential mortgages	68,608	665	3.87	62,042	588	3.79	10.6
Credit card	23,681	686	11.50	21,774	650	11.84	8.8
Other retail	57,497	682	4.70	55,903	622	4.42	2.9
Covered loans	—	—	—	2,756	44	6.35	*
Total loans	292,436	3,569	4.85	281,065	3,370	4.76	4.0
Other earning assets	21,548	100	1.85	17,456	72	1.64	23.4
Total earning assets	435,673	4,465	4.08	415,177	4,155	3.98	4.9
Allowance for loan losses	(4,021)			(3,930)			(2.3)
Unrealized gain (loss) on investment securities	426			(1,686)			*
Other assets	49,376			47,355			4.3
Total assets	$481,454			$456,916			5.4
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$74,594			$77,192			(3.4)%
Interest-bearing deposits
Interest checking	72,007	56	.31	69,330	37	.21	3.9
Money market savings	114,475	447	1.55	100,688	286	1.13	13.7
Savings accounts	46,348	30	.25	44,848	17	.14	3.3
Time deposits	42,509	211	1.97	38,063	151	1.58	11.7
Total interest-bearing deposits	275,339	744	1.07	252,929	491	.77	8.9
Short-term borrowings	18,597	100	2.13	22,186	106	1.90	(16.2)
Long-term debt	42,691	315	2.93	39,701	277	2.77	7.5
Total interest-bearing liabilities	336,627	1,159	1.37	314,816	874	1.10	6.9
Other liabilities	16,312			14,140			15.4
Shareholders’ equity
Preferred equity	5,984			5,714			4.7
Common equity	47,308			44,424			6.5
Total U.S. Bancorp shareholders’ equity	53,292			50,138			6.3
Noncontrolling interests	629			630			(.2)
Total equity	53,921			50,768			6.2
Total liabilities and equity	$481,454			$456,916			5.4
Net interest income		$3,306			$3,281
Gross interest margin			2.71%			2.88%
Gross interest margin without taxable-equivalent increments			2.69%			2.85%
Percent of Earning Assets
Interest income			4.08%			3.98%
Interest expense			1.06			.83
Net interest margin			3.02%			3.15%
Net interest margin without taxable-equivalent increments			3.00%			3.12%

*	Not meaningful

(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.

(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

72	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related
Yields and Rates (a)

	For the Nine Months Ended September 30
	2019			2018
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$115,628	$2,227	2.57%	$113,873	$1,971	2.31%	1.5%
Loans held for sale	3,265	107	4.36	3,262	108	4.41	.1
Loans (b)
Commercial	102,957	3,238	4.20	98,295	2,785	3.79	4.7
Commercial real estate	39,274	1,474	5.02	39,918	1,379	4.62	(1.6)
Residential mortgages	67,019	1,980	3.94	61,023	1,714	3.75	9.8
Credit card	23,040	2,003	11.63	21,428	1,876	11.70	7.5
Other retail	56,988	2,025	4.75	56,135	1,808	4.31	1.5
Covered loans	—	—	—	2,900	134	6.14	*
Total loans	289,278	10,720	4.95	279,699	9,696	4.63	3.4
Other earning assets	19,255	272	1.89	16,412	182	1.48	17.3
Total earning assets	427,426	13,326	4.16	413,246	11,957	3.86	3.4
Allowance for loan losses	(4,005)			(3,930)			(1.9)
Unrealized gain (loss) on investment securities	(297)			(1,530)			80.6
Other assets	49,092			47,455			3.4
Total assets	$472,216			$455,241			3.7
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$73,711			$78,546			(6.2)%
Interest-bearing deposits
Interest checking	71,539	171	.32	69,865	95	.18	2.4
Money market savings	107,568	1,257	1.56	102,453	744	.97	5.0
Savings accounts	45,855	80	.23	44,770	37	.11	2.4
Time deposits	44,890	693	2.06	37,525	387	1.38	19.6
Total interest-bearing deposits	269,852	2,201	1.09	254,613	1,263	.66	6.0
Short-term borrowings	18,046	289	2.14	21,881	272	1.66	(17.5)
Long-term debt	41,664	912	2.93	36,400	718	2.64	14.5
Total interest-bearing liabilities	329,562	3,402	1.38	312,894	2,253	.96	5.3
Other liabilities	15,869			13,740			15.5
Shareholders’ equity
Preferred equity	5,984			5,518			8.4
Common equity	46,462			43,915			5.8
Total U.S. Bancorp shareholders’ equity	52,446			49,433			6.1
Noncontrolling interests	628			628			—
Total equity	53,074			50,061			6.0
Total liabilities and equity	$472,216			$455,241			3.7
Net interest income		$9,924			$9,704
Gross interest margin			2.78%			2.90%
Gross interest margin without taxable-equivalent increments			2.76%			2.87%
Percent of Earning Assets
Interest income			4.16%			3.86%
Interest expense			1.06			.72
Net interest margin			3.10%			3.14%
Net interest margin without taxable-equivalent increments			3.08%			3.11%

*	Not meaningful

(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.

(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	73

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
— Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 of this Report for information regarding shares repurchased by the Company during the third quarter of 2019.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of U.S. Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

74	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ CRAIG E. GIFFORD

Dated: November 7, 2019		Craig E. Gifford Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	75

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

Dated: November 7, 2019

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

Dated: November 7, 2019

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

(1)
The Quarterly Report on Form
10-Q
for the quarter ended September 30, 2019 (the “Form
10-Q”)
of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ANDREW CECERE	/s/ TERRANCE R. DOLAN
Andrew Cecere Chief Executive Officer Dated: November 7, 2019	Terrance R. Dolan Chief Financial Officer

78	U.S. Bancorp

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