Form 10-K
period 2019-12-31
US BANCORP \DE\
filed 2020-02-20
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(651) 466-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, $.01 par value per share	USB	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrA	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrH	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrM	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series H Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrO	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series K Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrP	New York Stock Exchange
0.850% Medium-Term Notes, Series X (Senior), due June 7, 2024	USB/24B	New York Stock Exchange
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
of the Act).    Yes  ☐    No  ☑
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant was $83.0 billion based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2020
Common Stock, $.01 par value per share	1,522,494,686

DOCUMENTS INCORPORATED BY REFERENCE

Document		Parts Into Which Incorporated
1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2019 (the “2019 Annual Report”)	Parts I and II
2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2020 (the “Proxy Statement”)	Part III

PART I

Item 1.	Business

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
For discussion of these and other risks that may cause actual results to differ from expectations, refer to the sections entitled “Corporate Risk Profile” on pages 36 to 56 and “Risk Factors” on pages 146 to 156 of the 2019 Annual Report. In addition, factors other than these risks also could adversely affect U.S. Bancorp’s results, and the reader should not consider these risks to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.
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
U.S. Bancorp’s banking subsidiary, U.S. Bank National Association, is engaged in the general banking business, principally in domestic markets. U.S. Bank National Association, with $374 billion in deposits at December 31, 2019, provides a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and to large national customers operating in specific industries targeted by the Company. Lending services include traditional credit products as well as credit card services, lease financing and import/export trade, asset-backed lending, agricultural finance and other products. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as capital markets, treasury management and receivable lock-box
collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.
Other U.S. Bancorp
non-banking
subsidiaries offer investment and insurance products to the Company’s customers principally within its domestic markets, and fund administration services to a broad range of mutual and other funds.
Banking and investment services are provided through a network of 2,795 banking offices principally operating in the Midwest and West regions of the United States, through on-line
services and over mobile devices. The Company operates a network of 4,459 ATMs and provides
24-hour,
seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s domestic markets. Lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources. The Company is also one of the largest providers of corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, Elavon, Inc. (“Elavon”), provides domestic merchant processing services directly to merchants and through a network of banking affiliations. Wholly-owned subsidiaries, and affiliates of Elavon, provide similar merchant services in Canada, Mexico and segments of Europe. The Company also provides corporate trust and fund administration services in Europe. These foreign operations are not significant to the Company.
On a full-time equivalent basis, as of December 31, 2019, U.S. Bancorp employed 69,651 people.
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
Government Policies
The operations of the Company’s various businesses are affected by federal and state laws and legislative changes and by policies of various regulatory authorities, including the statutes, and the rules and policies of regulatory authorities, of the numerous states in which they operate, the United States and foreign governments. These laws, rules and policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), United States fiscal policy, international currency regulations and monetary policies and capital adequacy and liquidity constraints imposed by bank regulatory agencies.
Supervision and Regulation
U.S. Bancorp and its subsidiaries are subject to the extensive regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily for the protection of depositors, the deposit insurance fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”), consumers, the stability of the financial system in the United States, and the health of the national economy, and not for investors in bank holding companies such as the Company.
This section summarizes certain provisions of the principal laws and regulations applicable to the Company and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described below.

General
As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act (the “BHC Act”) and to inspection, examination and supervision by the Federal Reserve. U.S. Bank National Association and its subsidiaries are subject to regulation, examination and supervision primarily by the Office of the Comptroller of the Currency (the “OCC”) and also by the FDIC, the Federal Reserve, the Consumer Financial Protection Bureau (the “CFPB”), the Securities and Exchange Commission (the “SEC”) and the Commodities Futures Trading Commission (the “CFTC”) in certain areas.
Supervision and regulation by the responsible regulatory agency generally include comprehensive annual reviews of all major aspects of a bank holding company’s or bank’s business and condition, and imposition of periodic reporting requirements and limitations on investments and certain types of activities. U.S. Bank National Association, the Company and the Company’s
non-bank
affiliates must undergo regular
on-site
examinations by the appropriate regulatory agency, which examine for adherence to a range of legal and regulatory compliance requirements. If they deem the Company to be operating in a manner that is inconsistent with safe and sound banking practices, the applicable regulatory agencies can require the entry into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which the Company would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions. Supervision and examinations are confidential, and the outcomes of these actions generally are not made public.
Banking and other financial services statutes, regulations and policies are continually under review by the United States Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to the Company and its subsidiaries. Any change in the statutes, regulations or regulatory policies applicable to the Company, including changes in their interpretation or implementation, could have a material effect on its business or organization.
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was signed into law. Among other regulatory changes, the EGRRCPA amends various sections of the Dodd-Frank Act, including section 165, which was revised to raise the asset thresholds for mandatory application of enhanced prudential standards for bank holding companies from $50 billion to $250 billion. Bank holding companies with $250 billion or more in total consolidated assets, including the Company, remain subject to the Dodd-Frank Act enhanced prudential standards requirements described below.
The Dodd-Frank Act, as amended by the EGRRCPA, however, mandates that the Federal Reserve tailor the enhanced prudential standards applicable to a banking holding company or category of bank holding companies based on several factors, including size, capital structure, complexity, and other risk-related factors. In October 2019, the federal banking regulators adopted two final rules (the “Tailoring Rules”) that revised the criteria for determining the applicability of regulatory capital and liquidity requirements for large United States banking organizations, including the Company and U.S. Bank National Association, and that tailored the application of the Federal Reserve’s enhanced prudential standards to large banking organizations. The rules applicable to the Company and U.S. Bank National Association are described in more detail below.
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
The Federal Reserve has also proposed guidance for the governance and controls component of the LFI Rating System that addresses the role of boards of directors as well as the responsibilities of members of senior and business line management and controls at large financial institutions.
Bank Holding Company Activities
The Company is a bank holding company under the BHC Act and has elected to be a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act (the “GLBA”). Under the GLBA, bank holding companies that qualify and elect to be treated as financial holding companies may engage in, and affiliate with financial companies engaging in, a broader range of activities than would otherwise be permitted for a bank holding company. Under the GLBA’s system of “functional regulation,” the Federal Reserve acts as an umbrella regulator for the Company, and certain of the Company’s non-bank
subsidiaries are primarily regulated directly by additional agencies based on the particular activities of those subsidiaries.
If a financial holding company or a depository institution controlled by a financial holding company ceases to be well-capitalized or well-managed, the Federal Reserve may impose corrective capital and managerial requirements on the financial holding company and may place limitations on its ability to conduct all of the business activities that financial holding companies are generally permitted to conduct and its ability to make certain acquisitions. See “Permissible Business Activities” below. If the failure to meet these standards persists, the financial holding company may be required to divest its depository institution subsidiaries or cease all activities other than those activities that may be conducted by bank holding companies that are not financial holding companies. In addition, if a depository institution controlled by a financial holding company does not receive a Community Reinvestment Act (“CRA”) rating of at least “satisfactory” at its most recent examination, the Federal Reserve will prohibit the financial holding company from conducting new business activities that financial holding companies are generally permitted to conduct and from making certain acquisitions.
The Federal Reserve also requires bank holding companies to meet certain applicable capital and management standards. Failure by the Company to meet these standards could limit the Company from engaging in any new activity or acquiring other companies without the prior approval of the Federal Reserve.
Permissible Business Activities
As a financial holding company, the Company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve, in consultation with the Secretary of the United States Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the Federal Reserve determines upon application to be complementary to a financial activity and that do not pose a safety and soundness risk.
The Company generally is not required to obtain Federal Reserve approval to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve, as long as the Company meets the capital, managerial and CRA requirements to qualify as a financial holding company. However, the Company is required to receive approval for an acquisition in which the total consolidated assets to be acquired exceed $10 billion. Financial holding companies are also required to obtain the approval of the Federal Reserve before they may acquire more than five percent of the voting shares or substantially all of the assets of an unaffiliated bank holding company, bank or savings association. In addition, banks must receive approval before they may acquire, merge with, acquire substantially all of the assets of or assume any deposits of a bank or savings association and may be required to receive approval for acquisitions of other companies.
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
Source of Strength
The Company is required to act as a source of strength to U.S. Bank National Association, and to commit capital and financial resources to support this subsidiary in circumstances where it might not otherwise do so. Under these requirements, the Federal Reserve may in the future require the Company to provide financial assistance to U.S. Bank National Association, should it experience financial distress. Capital loans by the Company to U.S. Bank National Association would be subordinate in right of payment to deposits and certain other debts of U.S. Bank National Association. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of U.S. Bank National Association would be assumed by the bankruptcy trustee and entitled to a priority of payment.
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
Enhanced Prudential Standards
Under the Dodd-Frank Act, as modified by the EGRRCPA, and the Tailoring Rules, large bank holding companies, such as the Company, are subject to certain enhanced prudential standards based on the banking organization’s size, status as a global systemically important bank, cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets and off-balance
sheet exposures. The prudential standards include enhanced risk-based capital and leverage requirements, enhanced liquidity requirements, enhanced risk management and risk committee requirements, a requirement to submit a resolution plan, single-counterparty credit limits and stress tests. These standards also require the Federal Reserve to impose a maximum
15-to-1
debt-to-equity
ratio on a bank holding company with total consolidated assets of $250 billion or more, if the Financial Stability Oversight Council determines that the company poses a grave threat to the financial stability of the United States and that the imposition of such a debt-to-equity
requirement would mitigate such risk. In addition, the Federal Reserve is required to establish early remediation requirements for bank holding companies with total consolidated assets of $250 billion or more, but these requirements have not yet been finalized.
Certain of the enhanced prudential standards applicable to the Company are described below in further detail, including changes that have been made to these requirements under the Tailoring Rules.
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
Capital Requirements
The Company is subject to certain regulatory risk-based capital and leverage requirements under capital rules adopted by the Federal Reserve, and U.S. Bank National Association is subject to substantially similar rules adopted by the OCC. These rules implement the Basel Committee’s framework for strengthening the regulation, supervision and risk management of banks (“Basel III”), as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the Federal Reserve and OCC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.
Under the Tailoring Rules, the Company and U.S. Bank National Association are each subject to “Category III” standards because they are not subject to “Category I” or “Category II” standards and have at least $250 billion in total consolidated assets. Accordingly, the Company and U.S. Bank National Association are now “standardized approach” banking organizations and are no longer required to calculate risk-based capital ratios under the advanced approaches. As “standardized approach” banking organizations, the Company and U.S. Bank National Association are subject to the final rule adopted by the banking regulators in July 2019 relating to simplifications of the capital rules applicable to non-advanced
approach organizations. These rules became effective on January 1, 2020, and provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.

Under the United States Basel
III-based
capital rules, the Company is subject to a minimum common equity tier 1 (“CET1”) capital ratio (CET1 capital to risk-weighted assets) of 4.5 percent, a minimum tier 1 capital ratio of 6.0 percent and a minimum total capital ratio of 8.0 percent. The Company is also subject to a 2.5 percent common equity tier 1 capital conservation buffer and, if deployed by the Federal Reserve, up to a 2.5 percent common equity tier 1 countercyclical capital buffer. These additional requirements must be satisfied entirely with capital that qualifies as CET1. The countercyclical capital buffer applies only to banking organizations subject to Category I, II or III standards under the Tailoring Rules, including the Company. Although the Federal Reserve has not to date raised the countercyclical capital buffer above zero percent, the countercyclical capital buffer could change in the future, which would also change the effective minimum capital ratios to which the Company is subject.
Banking organizations that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account will be subject to constraints on capital distributions, including dividends and share repurchases and certain discretionary executive compensation, with the severity of the constraints depending on the extent of the shortfall and “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income), with progressively more stringent constraints on capital actions as the Company approaches the minimum ratios.
In April 2018, the Federal Reserve issued a proposed rule that would, among other things, replace the capital conservation buffer requirement with a stress capital buffer requirement for large bank holding companies subject to the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”). Please refer to the “Proposed Stress Buffer Requirements” section below for further details. Although the proposal, if adopted, would change the way in which the minimum ratios are calculated, firms would continue to be subject to progressively more stringent constraints on capital actions as they approach the minimum ratios.
United States banking organizations are also subject to a minimum tier 1 leverage ratio of 4.0 percent. Banking organizations subject to Category I, II or III standards under the Tailoring Rules, including the Company, are also subject to a minimum Supplementary Leverage Ratio (“SLR”) of 3.0 percent that takes into account both on-balance
sheet and certain
off-balance
sheet exposures. At December 31, 2019, the Company exceeded the applicable minimum tier 1 leverage ratio and SLR requirements.
In December 2017, the Basel Committee finalized a package of revisions to the Basel III framework. The changes are meant to improve the calculation of risk-weighted assets (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” including unused lines of credit) and improve the comparability of capital ratios by (i) enhancing the robustness and risk sensitivity of the standardized approaches for credit risk, credit valuation adjustment (“CVA”) risk and operational risk; (ii) constraining the use of the internal model approaches, by placing limits on certain inputs used to calculate capital requirements under the internal ratings-based (“IRB”) approach for credit risk and by removing the use of the internal model approaches for CVA risk and for operational risk; (iii) introducing a leverage ratio buffer to further limit the leverage of global systemically important banks
(“G-SIBs”);
and (iv) replacing the existing Basel II output floor with a more robust risk-sensitive floor based on the Committee’s revised Basel III standardized approaches. January 1, 2022, is the implementation date for the revised standardized approach for credit risk and leverage ratio, as well as the IRB, CVA, operational risk, and market risk frameworks. In January 2019, the Basel Committee published a revised market risk framework that, among other things, revises the standardized approach for market risk. The output floor will be subject to a transitional period beginning in January 1, 2022, with full implementation by January 1, 2027. Federal banking regulators are expected to undertake rulemakings in future years to implement these revisions in the United States.
In addition, in December 2018, the United States federal banking agencies finalized rules that provide banking organizations the option to phase-in
over a three-year period, the
day-one
adverse effects on regulatory capital that may result from the adoption of the new current expected credit loss accounting rule (“CECL”). The Federal Reserve also released a statement indicating that it will not incorporate CECL into the calculation of the allowance for credit losses in supervisory stress tests through the 2021 stress test cycle. For further discussion of CECL, see Note 2 of the Notes to Consolidated Financial Statements in the 2019 Annual Report.
For additional information regarding the Company’s regulatory capital, see “Capital Management” in the 2019 Annual Report.
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) provides a framework for regulation of depository institutions and their affiliates (including parent holding companies) by federal banking regulators. As part of that framework, the FDICIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to an FDIC-insured depository institution, such as U.S. Bank National Association, if that institution does not meet certain capital adequacy standards. Supervisory actions by the appropriate federal banking regulator under the “prompt corrective action” rules generally depend upon an institution’s classification within five capital categories. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The FDICIA also provides for enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution.
The regulations apply only to banks and not to bank holding companies such as the Company. However, the Federal Reserve is authorized to take appropriate action at the holding company level, based on the undercapitalized status of the holding company’s subsidiary banking institutions. In certain instances, relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.
Brokered Deposits
The FDICIA and FDIC regulations limit the ability of an insured depository institution, such as U.S. Bank National Association, to accept, renew or roll over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework described above, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. In December 2019, the FDIC issued a proposed rule that is designed to bring the brokered deposits regulations in line with modern deposit taking methods and that may reduce the amount of deposits that would be classified as brokered. The impact on the Company and U.S. Bank National Association from any changes to the brokered deposit regulations will depend on the final form of the proposed rule, which the Company is not able to predict.
Comprehensive Capital Analysis and Review
As required by the Federal Reserve’s CCAR rules, the Company submits a capital plan to the Federal Reserve on an annual basis. As part of the CCAR process, the Federal Reserve evaluates the Company’s plans to make capital distributions, including by repurchasing stock or making dividend payments, under a number of macroeconomic and Company-specific assumptions based on the Company’s and the Federal Reserve’s stress tests described under “Stress Testing” below. The Company may generally only pay dividends and repurchase stock in accordance with a capital plan that has been reviewed by the Federal Reserve and to which the Federal Reserve has not objected. These capital plans consist of a number of mandatory elements, including an assessment of a company’s sources and uses of capital over a nine-quarter planning horizon assuming both expected and stressful conditions; a detailed description of a company’s process for assessing capital adequacy; a demonstration of a company’s ability to maintain capital above each minimum regulatory capital ratio (without taking the buffers into account) under expected and stressful conditions.
The Company submitted its 2019 capital plan to the Federal Reserve in April 2019. The Federal Reserve did not object to the Company’s 2019 capital plan.
The Company will submit its 2020 capital plan to the Federal Reserve by April 5, 2020, in accordance with instructions from the Federal Reserve. Applicable stress testing rules require the Federal Reserve to publish the results of its assessment of the Company’s capital plan, including its planned capital distributions, no later than June 30, 2020.
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
Stress Testing
The Federal Reserve’s CCAR framework and the Dodd-Frank Act stress testing framework require bank holding companies subject to Category III standards such as the Company to conduct an annual internal stress test in connection with its annual capital plan submission as well as biennial company-run
stress tests, and subject such bank holding companies to annual supervisory stress tests conducted by the Federal Reserve. Among other things, the company-run
stress tests employ stress scenarios developed by the Company as well as stress scenarios provided by the Federal Reserve and incorporate the Dodd-Frank Act capital actions, which are intended to normalize capital distributions across large United States bank holding companies. The Federal Reserve conducts CCAR and Dodd-Frank Act supervisory stress tests employing stress scenarios and internal supervisory models. The Federal Reserve’s CCAR and Dodd-Frank Act supervisory stress tests incorporate the Company’s planned capital actions and the Dodd-Frank Act capital actions, respectively. The Federal Reserve and the Company are currently required to publish the results of the annual supervisory and biennial company-run
stress tests, respectively, no later than June 30 of each applicable year. Under the Tailoring Rules, the Company is no longer required to conduct mid-cycle
stress tests, and the Federal Reserve has eliminated the adverse scenario as a mandatory scenario.
In October 2019, the OCC adopted a final rule that aligned the stress testing requirements for national banks with requirements for their holding companies under the Tailoring Rules. Under the OCC’s rule, national banks with assets in excess of $250 billion, including U.S. Bank National Association, are required to submit company-run
stress test results to the OCC concurrently with their parent bank holding company’s CCAR submission to the Federal Reserve. Accordingly, U.S. Bank National Association is now required to submit company-run
stress tests on a biennial basis beginning with its 2020 submission. The stress test is based on the OCC’s stress scenarios (which are typically the same as the Federal Reserve’s stress scenarios, and which will no longer include “adverse” stress scenarios) and capital actions that are appropriate for the economic conditions assumed in each scenario. U.S. Bank National Association will submit its stress test in accordance with regulatory requirements by April 6, 2020. The Company is required to publish the results of this stress test no later than June 30, 2020.
Proposed Stress Buffer Requirements
In April 2018, the Federal Reserve issued a proposal to create a single capital requirement by integrating its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements. The proposal, which would apply to certain bank holding companies, including the Company, would introduce a stress capital buffer and a stress leverage buffer, or stress buffer requirements, and related changes to the capital planning and stress testing processes. For risk-based capital requirements, the stress capital buffer would replace the static capital conservation buffer. The stress capital buffer would equal the greater of (i) the maximum decline in the Company’s common equity tier 1 capital ratio under the severely adverse scenario over the supervisory stress test measurement period, plus the sum of the ratios of the dollar amount of its planned common stock dividends to its projected risk-weighted assets for each of the fourth through seventh quarters of the supervisory stress test projection period, and (ii) 2.5 percent.
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

Basel III Liquidity Requirements
Bank holding companies and their domestic bank subsidiaries subject to Category I, II or III standards under the Tailoring Rules are subject to a minimum Liquidity Coverage Ratio (“LCR”). The LCR is designed to ensure that bank holding companies have sufficient high-quality liquid assets to survive a significant liquidity stress event lasting for 30 calendar days.
In June 2016, the federal banking regulators proposed a rule to implement the Net Stable Funding Ratio (“NSFR”). The NSFR is designed to promote stable, longer-term funding of assets and business activities over a one-year
time horizon and would apply to the Company and U.S. Bank National Association. Federal banking regulators continue to work on finalizing the rule to implement the NSFR.
Under the Tailoring Rules, the Company and U.S. Bank National Association, as Category III banking organizations with less than $75 billion of weighted short-term wholesale funding, would qualify for reduced LCR requirements calibrated at 85 percent of the full requirements. In addition, although the Tailoring Rules did not adopt the proposed NSFR, the Federal Reserve indicated that it would apply a reduced, 85 percent NSFR to Category III banking organizations with less than $75 billion of weighted short-term wholesale funding, including the Company and U.S. Bank National Association.
Single-Counterparty Credit Limits
In June 2018, the Federal Reserve issued a final rule regarding single-counterparty credit limits (“SCCL”) for large banking organizations, including the Company. Under these rules, the Company is subject to a limit of 25 percent of Tier 1 capital for aggregate net credit exposures to any other unaffiliated counterparty. The Company must comply with the final SCCL rules beginning on July 1, 2020.
Deposit Insurance
The DIF provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250,000 per depositor. Deposits at U.S. National Bank are insured up to the applicable limits. The DIF is funded through assessments on insured depository institutions, including U.S. Bank National Association, based on the risk each institution poses to the DIF. The FDIC may increase U.S. Bank National Association’s insurance premiums based on various factors, including the FDIC’s assessment of its risk profile.
In addition, large insured depository institutions, including U.S. Bank National Association, are subject to enhanced deposit account recordkeeping and related information technology system requirements meant to facilitate prompt payment of insured deposits if such an institution were to fail. U.S. Bank National Association must comply with these new requirements by April 1, 2020.
Powers of the FDIC Upon Insolvency of an Insured Institution
If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power to (i) transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (ii) enforce the terms of the depository institution’s contracts pursuant to their terms; or (iii) repudiate or disaffirm any contracts (if the FDIC determines that performance of the contract is burdensome and that the repudiation or disaffirmation is necessary to promote the orderly administration of the depository institution). These provisions would be applicable to obligations and liabilities of the Company’s insured depository institution subsidiary, U.S. Bank National Association.
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
Resolution Plans
The Company is required by the Federal Reserve and the FDIC to submit a periodic plan for the rapid and orderly resolution of the Company and its significant legal entities in the event of future material financial distress or failure. If the Federal Reserve and the FDIC jointly determine that the resolution plan is not credible and such deficiencies are not cured in a timely manner, the regulators may jointly impose on the Company more stringent capital, leverage or liquidity requirements or restrictions on the Company’s growth, activities or operations. If the Company were to fail to address the deficiencies in its resolution plan when required, it could eventually be required to divest certain assets or operations. In October 2019, the Federal Reserve and the FDIC adopted a final rule requiring banking organizations that are subject to Category III standards under the Tailoring Rules, including the Company, to submit resolution plans on a triennial cycle (alternating between targeted and full submissions). Under the Tailoring Rules, the Company’s next resolution plan (a targeted submission) is due by July 1, 2021.
In addition, U.S. Bank National Association is required to file periodically a separate resolution plan with the FDIC that should enable the FDIC, as receiver, to resolve the institution under applicable receivership provisions of the Federal Deposit Insurance Act in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net present value return from the sale or disposition of its assets and minimizes the amount of any loss to be realized by the institution’s creditors. In April 2019, the FDIC released an advance notice of proposed rulemaking regarding potential changes to its resolution planning requirements for insured depository institutions, including U.S. Bank National Association, and voted to delay the next round of resolution plan submissions until the rulemaking process is complete.
The public versions of the resolution plans previously submitted by the Company and U.S. Bank National Association are available on the FDIC’s website and, in the case of the Company’s resolution plans, also on the Federal Reserve’s website.
Recovery Plans
The OCC has established enforceable guidelines for recovery planning by insured national banks with average total consolidated assets of $250 billion or more, including U.S. Bank National Association. The guidelines provide that a covered bank should develop and maintain a recovery plan that is appropriate for its individual risk profile, size, activities, and complexity, including the complexity of its organizational and legal entity structure. The guidelines state that a recovery plan should, among other elements, (i) establish triggers, which are quantitative or qualitative indicators of the risk or existence of severe stress that should always be escalated to management or the board of directors, as appropriate, for purposes of initiating a response; (ii) identify a wide range of credible options that a covered bank could undertake to restore financial and operational strength and viability; and (iii) address escalation procedures, management reports, and communication procedures. The board of U.S. Bank National Association approved a recovery plan pursuant to these guidelines in December 2019.
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

Transactions with Affiliates
There are various legal restrictions on the extent to which the Company and its non-bank
subsidiaries may borrow or otherwise engage in certain types of transactions with U.S. Bank National Association or its subsidiaries. Under the Federal Reserve Act and the Federal Reserve’s Regulation W, U.S. Bank National Association and its subsidiaries are subject to quantitative and qualitative limits on extensions of credit (including credit exposure arising from repurchase and reverse repurchase agreements, securities borrowing and derivative transactions), purchases of assets, and certain other transactions with the Company or its other non-bank
subsidiaries and affiliates. Additionally, transactions between U.S. Bank National Association or its subsidiaries, on the one hand, and the Company or its other non-bank
subsidiaries and affiliates, on the other hand, are required to be on arm’s length terms. Transactions between U.S. Bank National Associations and its affiliates must be consistent with standards of safety and soundness.
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
As implemented by federal banking and securities regulators and the Department of the Treasury, AML laws obligate depository institutions and broker-dealers to verify their customers’ identity, verify the identity of beneficial owners of legal entity customers, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. Sanctions laws prohibit United States persons and certain foreign affiliates from engaging in any transaction with a restricted person or restricted country. Depository institutions and broker-dealers are required by their respective federal regulators to maintain policies and procedures in order to ensure compliance with the above obligations. Federal regulators regularly examine BSA/Anti-Money Laundering (“AML”) and sanctions compliance programs to ensure their adequacy and effectiveness, and the frequency and extent of such examinations and the remedial actions resulting therefrom have been increasing.
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
The OCC regularly assesses U.S. Bank National Association on its record in meeting the credit needs of the community served by that institution, including low-
and moderate-income neighborhoods. CRA assessments also are considered by the Federal Reserve or OCC when reviewing applications by banking institutions to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits, or to relocate an office. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the CRA records of each subsidiary depository institution of the applicant bank holding company, and those records may be the basis for denying the application.
U.S. Bank National Association received a “Outstanding” CRA rating in its most recent examination, covering the period from January 1, 2012 through December 31, 2015.
In April 2018, the United States Department of Treasury issued a memorandum to the federal banking regulators with recommend changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. Leaders of the federal banking agencies recently have indicated their support for revising the CRA regulatory framework, and in August 2018, the OCC issued an advance notice of proposed rulemaking to solicit ideas for building a new CRA framework. In response to the feedback received, in December 2019, the OCC and FDIC released a notice of proposed rulemaking to establish a new CRA framework. The framework would seek to expand the types of activity that qualify for CRA credit; revise how banks delineate their CRA assessment rates; and establish new standards for evaluating banks with more than $500 million in assets, including, the number of qualifying retail loan originations to low-
and moderate-income individuals. The impact on U.S. Bank National Association from any changes to the CRA regulations will depend on the final form of the rule and how it is implemented.
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
In June 2019, the SEC issued a final rule, referred to as Regulation Best Interest, that imposes a new standard of conduct on
SEC-registered
broker-dealers when making recommendations to retail customers, and also issued an interpretation clarifying certain aspects of the fiduciary duty that an
SEC-registered
investment adviser owes to its clients. In addition, the SEC issued a final rule that requires broker-dealers and investment advisers to provide a standardized summary disclosure to retail customers describing their relationship with and services offered by the broker-dealer or investment adviser. [The final rule and interpretation did not cause a significant change in the practices of USBII.]
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
Regulation of Derivatives and the Swaps Marketplace
Under the Dodd-Frank Act, U.S. Bank National Association, as a CFTC provisionally-registered swap dealer, is subject to rules regarding the regulation of the swaps marketplace and over-the-counter
derivatives, including rules that require swap dealers and major swap participants to register with the CFTC, to meet robust business conduct standards to lower risk and promote market integrity, to meet certain recordkeeping and reporting requirements so that regulators can better monitor the markets, to centrally clear and trade swaps on regulated exchanges or execution facilities, and to be subject to certain capital and margin requirements.
In addition, the OCC has finalized a rule concerning swap margin and capital requirements for swap dealers regulated by the OCC. The final rule mandates the exchange of initial and variation margin for non-cleared
swaps and
non-cleared
security-based swaps between swap entities regulated by the five agencies and certain counterparties. The amount of margin will vary based on the relative risk of the non-cleared
swap or
non-cleared
security-based swap. The rules for variation margin requirements have become effective, and the rules for initial margin have become effective and will be fully phased-in
on September 1, 2021, depending on the level of

derivatives activity of the swap dealer and the relevant counterparty. In October 2019, the banking regulators proposed rules to conform their margin rules on inter-affiliate transactions to the CFTC’s margin rules, which generally exempt inter-affiliate transactions from initial margin requirements.
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
In October 2019, the Volcker Rule regulators finalized amendments, effective on January 1, 2020, but with a required compliance date of January 1, 2021, to their regulations implementing the Volcker Rule, tailoring compliance requirements based on the size and scope of a banking entity’s trading activities and clarifying and amending certain definitions, requirements and exemptions. In addition, the Volcker Rule regulators have stated their intention to engage in further rulemaking with respect to provisions of the implementing regulations relating to covered funds. The Company is currently evaluating the potential impact of the amendments, and the ultimate impact of the amendments on the Company’s investing and trading activities will depend on, among other things, further rulemaking and guidance from the Volcker Rule regulators and the development of market practices and standards.
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
Data privacy and data protection are areas of increasing state legislative focus, and several states have recently enacted consumer privacy laws that impose compliance obligations with respect to personal information. For example, in June 2018, the Governor of California signed into law the California Consumer Protection Act of 2018 (the “CCPA”). The CCPA, which became effective on January 1, 2020, applies to for-profit
businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the GLBA. In October 2019, the California Attorney General proposed regulations to implement the CCPA. The Company has a physical footprint in California and will be required to comply with the CCPA and any final implementing regulations. In addition, similar laws may be adopted by other states where the Company does business. The Company has made and will make operational adjustments in accordance with the requirements of the CCPA and other state privacy laws. The federal government may also pass data privacy or data protection legislation. In addition, in the European Union (“EU”), privacy law is now governed by the General Data Protection Regulation (“GDPR”), which is directly binding and applicable for each EU member state since May 25, 2018. The GDPR contains enhanced compliance obligations and increased penalties for non-compliance
compared to the prior law governing data privacy in the EU.

Like other lenders, U.S. Bank National Association and other subsidiaries of the Company use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (“FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Company and its subsidiaries.
The federal banking regulators, as well as the SEC, CFTC, and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions. A financial institution is expected to establish lines of defense and to ensure that their risk management processes also address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if the institution or its critical service providers fall victim to a cyber-attack.
Consumer Protection Regulation
U.S. Bank National Association’s retail banking activities are subject to a variety of statutes and regulations designed to protect consumers, including laws related to fair lending and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale, or provision of consumer financial products and services. These laws and regulations include the
Truth-in-Lending,
Truth-in-Savings,
Home Mortgage Disclosure, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, Real Estate Settlement Procedures, Electronic Funds Transfer, Right to Financial Privacy and Servicemembers Civil Relief Acts. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates.
Consumer Financial Protection Bureau
U.S. Bank National Association and its subsidiaries are subject to supervision and regulation by the CFPB with respect to federal consumer laws, including many of the consumer protection laws and regulations described above. The CFPB has undertaken numerous rule-making and other initiatives, including issuing informal guidance and taking enforcement actions against certain financial institutions. The CFPB’s rulemaking, examination and enforcement authority has affected and will continue to impact financial institutions involved in the provision of consumer financial products and services, including the Company, U.S. Bank National Association, and the Company’s other subsidiaries. These regulatory activities may limit the types of financial services and products the Company may offer, which in turn may reduce the Company’s revenues.
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
Website Access to SEC Reports
U.S. Bancorp’s internet website can be found at
www.usbank.com
. U.S. Bancorp makes available free of charge on its website its annual reports on Form
10-K,
quarterly reports on Form
10-Q,
current reports on
Form 8-K,
and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as well as all other reports filed by U.S. Bancorp with the SEC as soon as reasonably practicable after electronically filed with, or furnished to, the SEC.
Additional Information
Additional information in response to this Item 1 can be found in the 2019 Annual Report on pages 58 to 62 under the heading “Line of Business Financial Review.” That information is incorporated into this report by reference.

Item 1A.	Risk Factors
Information in response to this Item 1A can be found in the 2019 Annual Report on pages 146 to 156 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases 7 freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Overland Park, Portland and St. Paul. The Company owns 9 principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Olathe, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2019, the Company’s subsidiaries owned and operated a total of 1,459 facilities and leased an additional 1,954 facilities. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to the Company’s premises and equipment is presented in Note 8 of the Notes to Consolidated Financial Statements included in the 2019 Annual Report. That information is incorporated into this report by reference.

Item 3.	Legal Proceedings
Information in response to this Item 3 can be found in Note 22 of the Notes to Consolidated Financial Statements included in the 2019 Annual Report. That information is incorporated into this report by reference.

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

The following table identifies the closing date for each transaction, issuer, series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, Other Securities, if any, and applicable Covered Debt as of February 20, 2020, for those securities that remain outstanding.

Closing Date	Issuer	Capital Securities or Preferred Stock	Other Securities	Covered Debt
3/17/06	USB Capital IX and U.S. Bancorp	USB Capital IX’s $675,378,000 of 6.189% Fixed-to-Floating Rate Normal Income Trust Securities	U.S. Bancorp’s Series A Non-Cumulative Perpetual Preferred Stock	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)

3/27/06	U.S. Bancorp	U.S. Bancorp’s 40,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000 th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)

12/22/06	USB Realty Corp (a) and U.S. Bancorp	USB Realty Corp.’s 4,500 shares of
Fixed-to-Floating-Rate
Exchangeable
Non-Cumulative
Perpetual Series A Preferred Stock exchangeable for shares of U.S. Bancorp’s Series C
Non-Cumulative
Perpetual Preferred Stock
(b)
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
On June 27, 2019, the Company announced its Board of Directors had approved an authorization to repurchase up to $3.0 billion of its common stock, from July 1, 2019 through June 30, 2020. On November 12, 2019, the Company announced its Board of Directors had approved an additional authorization to repurchase up to $2.5 billion of its common stock through June 30, 2020, which is incremental to the $3.0 billion authorization. Except as otherwise indicated in the table below, all shares repurchased during the fourth quarter of 2019 were repurchased under these authorizations. The following table provides a detailed analysis of all shares repurchased by the Company or any affiliated purchaser during the fourth quarter of 2019:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
October 1-31	9,517,417	(a)	$56.45	9,442,417	$1,672
November 1-30	11,887,044		59.25	11,887,044	3,468
December 1-31	17,717,490		59.99	17,717,490	2,405

Total	39,121,951	(a)	$58.90	39,046,951	$2,405

(a)
Includes 75,000 shares of common stock purchased, at an average price per share of $55.20, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

Additional Information
Additional information in response to this Item 5 can be found in the 2019 Annual Report on page 143 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.

Item 6.	Selected Financial Data
Information in response to this Item 6 can be found in the 2019 Annual Report on page 23 under the heading “Table 1 — Selected Financial Data.” That information is incorporated into this report by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information in response to this Item 7 can be found in the 2019 Annual Report on pages 22 to 66 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information in response to this Item 7A can be found in the 2019 Annual Report on pages 36 to 56 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.

Item 8.	Financial Statements and Supplementary Data
Information in response to this Item 8 can be found in the 2019 Annual Report on pages 67 to 145 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm,” “Report of

Independent Registered Public Accounting Firm,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Comprehensive Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited),” “U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited),” “U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited),” “U.S. Bancorp Supplemental Financial Data (Unaudited)” and “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)”. That information is incorporated into this report by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Information in response to this Item 9A can be found in the 2019 Annual Report on page 66 under the heading “Controls and Procedures” and on pages 67 and 70 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm.” That information is incorporated into this report by reference.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Code of Ethics and Business Conduct
The Company has adopted a Code of Ethics and Business Conduct that applies to its principal executive officer, principal financial officer and principal accounting officer. The Company’s Code of Ethics and Business Conduct can be found at
www.usbank.com
by clicking on “About Us” and then clicking on “Investor Relations” and then clicking on “Corporate Governance” and then clicking on “Governance Documents” and then clicking on “Code of Ethics” and then clicking on “Code of Ethics and Business Conduct.” The Company intends to satisfy the disclosure requirements under Item 5.05 of Form
8-K
regarding amendments to, or waivers from, certain provisions of the Code of Ethics and Business Conduct that apply to its principal executive officer, principal financial officer and principal accounting officer by posting such information on its website, at the address and location specified above.
Information About the Company’s Executive Officers
Andrew Cecere
Mr. Cecere is Chairman, President and Chief Executive Officer of U.S. Bancorp. Mr. Cecere, 59, has served as President of U.S. Bancorp since January 2016, Chief Executive Officer since April 2017 and Chairman since April 2018. He also served as Vice Chairman and Chief Operating Officer from January 2015 to January 2016 and was U.S. Bancorp’s Vice Chairman and Chief Financial Officer from February 2007 until January 2015. Until that time, he served as Vice Chairman, Wealth Management and Investment Services, of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from May 2000 through February 2001.
Ismat Aziz
Ms. Aziz is Senior Executive Vice President and Chief Human Resources Officer of U.S. Bancorp. Ms. Aziz, 52, has served in this position since joining U.S. Bancorp in September 2018. She served as Chief Human Resources Officer of Sprint Corporation from May 2016 until September 2018. Ms. Aziz served as the Chief Human Resources Officer of Sam’s Club from April 2012 to April 2016, and as the Senior Vice President of Business Capability and Human Resources of Sam’s Club from August 2010 to April 2012. Prior to that time, she served as the Vice President of Business Capability and Human Resources at Sears Canada from June 2009 to August 2010.
James L. Chosy
Mr. Chosy is Senior Executive Vice President and General Counsel of U.S. Bancorp. Mr. Chosy, 56, has served in this position since March 2013. He also served as Corporate Secretary of U.S. Bancorp from March 2013 until April 2016. From 2001 to 2013, he served as the General Counsel and Secretary of Piper Jaffray Companies. From 1995 to 2001, Mr. Chosy was Vice President and Associate General Counsel of U.S. Bancorp, having also served as Assistant Secretary of U.S. Bancorp from 1995 through 2000 and as Secretary from 2000 until 2001.
Terrance R. Dolan
Mr. Dolan is Vice Chair and Chief Financial Officer of U.S. Bancorp. Mr. Dolan, 58, has served in this position since August 2016. From July 2010 to July 2016, he served as Vice Chairman, Wealth Management and Investment Services, of U.S. Bancorp. From September 1998 to July 2010, Mr. Dolan served as U.S. Bancorp’s Controller. He additionally held the title of Executive Vice President from January 2002 until June 2010 and Senior Vice President from September 1998 until January 2002.

Leslie V. Godridge
Ms. Godridge is Vice Chair, Corporate and Commercial Banking, of U.S. Bancorp. Ms. Godridge, 64, has served in this position since January 2016. From February 2013 until December 2015, she served as Executive Vice President, National Corporate Specialized Industries and Global Treasury Management, of U.S. Bancorp. From February 2007, when she joined U.S. Bancorp, until January 2013, Ms. Godridge served as Executive Vice President, National Corporate and Institutional Banking, of U.S. Bancorp. Prior to that time, she served as Senior Executive Vice President and a member of the Executive Committee at The Bank of New York, where she was head of BNY Asset Management, Private Banking, Consumer Banking and Regional Commercial Banking from 2004 to 2006. Ms. Godridge will retire from U.S. Bancorp on June 30, 2020.
Gunjan Kedia
Ms. Kedia is Vice Chair, Wealth Management and Investment Services, of U.S. Bancorp. Ms. Kedia, 49, has served in this position since joining U.S. Bancorp in December 2016. From October 2008 until May 2016, she served as Executive Vice President of State Street Corporation where she led the core investment servicing business in North and South America and served as a member of State Street’s management committee, its senior most strategy and policy committee. Previously, Ms. Kedia was an Executive Vice President of global product management at Bank of New York Mellon from 2004 to 2008.
James B. Kelligrew
Mr. Kelligrew is Vice Chair, Corporate and Commercial Banking, of U.S. Bancorp. Mr. Kelligrew, 54, has served in this position since January 2016. From March 2014 until December 2015, he served as Executive Vice President, Fixed Income and Capital Markets, of U.S. Bancorp, having served as Executive Vice President, Credit Fixed Income, of U.S. Bancorp from May 2009 to March 2014. Prior to that time, he held various leadership positions with Wells Fargo Securities from 2003 to 2009.
Shailesh M. Kotwal
Mr. Kotwal is Vice Chair, Payment Services, of U.S. Bancorp. Mr. Kotwal, 55, has served in this position since joining U.S. Bancorp in March 2015. From July 2008 until May 2014, he served as Executive Vice President of TD Bank Group with responsibility for retail banking products and services and as Chair of its enterprise payments council. From 2006 until 2008, he served as President, International, of eFunds Corporation. Previously, Mr. Kotwal served in various leadership roles at American Express Company from 1989 until 2006, including responsibility for operations in North and South America, Europe and the Asia-Pacific regions.
Katherine B. Quinn
Ms. Quinn is Vice Chair and Chief Administrative Officer of U.S. Bancorp. Ms. Quinn, 55, has served in this position since April 2017. From September 2013 to April 2017, she served as Executive Vice President and Chief Strategy and Reputation Officer of U.S. Bancorp and has served on U.S. Bancorp’s Managing Committee since January 2015. From September 2010 until January 2013, she served as Chief Marketing Officer of WellPoint, Inc. (now known as Anthem, Inc.), having served as Head of Corporate Marketing of WellPoint from July 2005 until September 2010.
Jodi L. Richard
Ms. Richard is Vice Chair and Chief Risk Officer of U.S. Bancorp. Ms. Richard, 51, has served in this position since October 2018. She served as Executive Vice President and Chief Operational Risk Officer of U.S. Bancorp from January 2018 until October 2018, having served as Senior Vice President and Chief Operational Risk Officer from 2014 until January 2018. Prior to that time, Ms. Richard held various senior leadership roles at

HSBC from 2003 until 2014, including Executive Vice President and Head of Operational Risk and Internal Control at HSBC North America from 2008 to 2014. Ms. Richard started her career at the Office of the Comptroller of the Currency in 1990 as a national bank examiner.
Mark G. Runkel
Mr. Runkel is Senior Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Runkel, 43, has served in this position since December 2013. From February 2011 until December 2013, he served as Senior Vice President and Credit Risk Group Manager of U.S. Bancorp Retail and Payment Services Credit Risk Management, having served as Senior Vice President and Risk Manager of U.S. Bancorp Retail and Small Business Credit Risk Management from June 2009 until February 2011. From March 2005 until May 2009, he served as Vice President and Risk Manager of U.S. Bancorp.
Jeffry H. von Gillern
Mr. von Gillern is Vice Chair, Technology and Operations Services, of U.S. Bancorp. Mr. von Gillern, 54, has served in this position since July 2010. From April 2001, when he joined U.S. Bancorp, until July 2010, Mr. von Gillern served as Executive Vice President of U.S. Bancorp, additionally serving as Chief Information Officer from July 2007 until July 2010.
Timothy A. Welsh
Mr. Welsh is Vice Chair, Consumer and Business Banking, of U.S. Bancorp. Mr. Welsh, 54, has served in this position since joining U.S. Bancorp in July 2017. From July 2006 until June 2017, he served as a Senior Partner at McKinsey & Company where he specialized in financial services and the consumer experience. Previously, Mr. Welsh served as a Partner at McKinsey & Company from 1999 to 2006.
Derek J. White
Mr. White is Vice Chair and Chief Digital Officer of U.S. Bancorp. Mr. White, 46, has served in this position since joining U.S. Bancorp in June 2019. He served as Global Head of Client Solutions of BBVA from March 2016 until April 2019. Prior to joining BBVA, Mr. White served in various senior leadership roles at Barclays Bank from 2005 to 2016, including as the Chief Design and Digital Officer from June 2013 to February 2016.
Additional Information
Additional information in response to this Item 10 can be found in the Proxy Statement under the headings “Other Matters — Delinquent Section 16(a) Reports,” “Proposal. 1 — Election of Directors,” “Corporate Governance — Committee Responsibilities” and “Corporate Governance — Committee Member Qualifications.” That information is incorporated into this report by reference.

Item 11.	Executive Compensation
Information in response to this Item 11 can be found in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation.” That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes information regarding the Company’s equity compensation plans in effect as of December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders				31,618,954	(3)
Stock Options	5,718,256	(1)	$39.25
Restricted Stock Units and Performance-Based Restricted Stock Units	6,606,833	(2)	-

Equity Compensation Plans Not Approved by Security Holders	351,948	(4)	-	-

Total	12,677,037			31,618,954

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

(3)
The 31,618,954 shares of the Company’s common stock available for future issuance are reserved under the 2015 Plan. Future awards under the 2015 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock awards, or other stock-based awards.

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
The 315,948 shares included in the table assume that participants in the plans whose deferred compensation had been deemed to be invested in the Company’s common stock had elected to receive all of that deferred compensation in shares of the Company’s common stock on December 31, 2019. The U.S. Bank Executive Employees Deferred Compensation Plan (2005 Statement) and the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement) are the Company’s only deferred compensation plans under which compensation may currently be deferred.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
List of documents filed as part of this report
1. Financial Statements

•	Report of Management

•	Report of Independent Registered Public Accounting Firm on the Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

•	U.S. Bancorp Consolidated Balance Sheet as of December 31, 2019 and 2018

•	U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2019

•	U.S. Bancorp Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2019

•	U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2019

•	U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2019

•	Notes to Consolidated Financial Statements

•	U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited)

•	U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited)

•	U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited)

•	U.S. Bancorp Supplemental Financial Data (Unaudited)

•	U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)
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

Exhibit Number	Description

(1) 3.1	Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to Form 10-Q for the quarterly period ended September 30, 2018.

(1) 3.2	Amended and Restated Bylaws. Filed as Exhibit 3.1 to Form 8-K filed on January 20, 2016.

4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation
S-K,
copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.

Exhibit Number	Description

4.2	Description of U.S. Bancorp’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

(1)(2) 10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

(1)(2) 10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.2	U.S. Bancorp Annual Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 16, 2019.

(1)(2) 10.3	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

(1)(2) 10.4	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.

(1)(2) 10.5(a)	U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.5(b)	First, Second and Third Amendments of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2003.

(1)(2) 10.5(c)	Fourth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 23, 2004.

(1)(2) 10.5(d)	Fifth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2005.

(1)(2) 10.5(e)	Sixth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on October 20, 2005.

(1)(2) 10.5(f)	Seventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(g) to Form 8-K filed on January 7, 2009.

(1)(2) 10.5(g)	Eighth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(h) to Form 8-K filed on January 7, 2009.

(1)(2) 10.5(h)	Ninth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(i) to Form 8-K filed on January 7, 2009.

(1)(2) 10.5(i)	Tenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.1(j) to Form 8-K filed on January 7, 2009.

(1)(2) 10.5(j)	Eleventh Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(k) to Form 10-K for the year ended December 31, 2009.

(1)(2) 10.5(k)	Twelfth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.11(l) to Form 10-K for the year ended December 31, 2010.

(1)(2) 10.5(l)	Thirteenth Amendment of U.S. Bancorp Non-Qualified Executive Retirement Plan. Filed as Exhibit 10.6(l) to Form 10-K for the year ended December 31, 2013.

(1)(2) 10.6(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

(1)(2) 10.6(b)	2011 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.9(b) to Form 10-K for the year ended December 31, 2011.

Exhibit Number	Description

(1)(2) 10.7(a)	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005.

(1)(2) 10.7(b)	First Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.2(b) to Form 8-K filed on January 7, 2009.

(1)(2) 10.7(c)	Second Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 1, 2010. Filed as Exhibit 10.13(c) to Form 10-K for the year ended December 31, 2010.

(1)(2) 10.7(d)	Third Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.10(d) to Form 10-K for the year ended December 31, 2011.

(1)(2) 10.8(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.

(1)(2) 10.8(b)	2011 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.11(b) to Form 10-K for the year ended December 31, 2011.

(1)(2) 10.9(a)	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.

(1)(2) 10.9(b)	First Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.

(1)(2) 10.9(c)	Second Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.12(c) to Form 10-K for the year ended December 31, 2011.

(1)(2) 10.10(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2) 10.10(b)	Form of Amendment to Director Restricted Stock Unit Award Agreements under U.S. Bancorp 2001 Stock Incentive Plan dated as of December 31, 2008. Filed as Exhibit 10.5(b) to Form 8-K filed on January 7, 2009.

(1)(2) 10.11	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 20, 2010.

(1)(2) 10.12	Form of 2007 Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on April 18, 2007.

(1)(2) 10.13	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.8(a) to Form 8-K filed on January 7, 2009.

(1)(2) 10.14	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on January 18, 2012.

(1)(2) 10.15	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on November 19, 2012.

(1)(2) 10.16	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved December 9, 2013) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 13, 2013.

Exhibit Number	Description

(1)(2) 10.17	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2014. Filed as Exhibit 10.2 to Form 8-K filed on December 31, 2014.

(1)(2) 10.18	Form of 2007 Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q/A for the quarterly period ended September 30, 2007.

(1)(2) 10.19	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009.

(1)(2) 10.20	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2013.

(1)(2) 10.21	U.S. Bancorp 2015 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 23, 2015.

(1)(2) 10.22	Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.4 to Form 8-K filed on April 23, 2015.

(1)(2) 10.23	Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2017). Filed as Exhibit 10.44 to Form 10-K for the year ended December 31, 2016.

(1)(2) 10.24	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.2 to Form 8-K filed on April 23, 2015.

(1)(2) 10.25	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2017). Filed as Exhibit 10.42 to Form 10-K for the year ended December 31, 2016.

(1)(2) 10.26	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.3 to Form 8-K filed on April 23, 2015.

(1)(2) 10.27	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made during 2017). Filed as Exhibit 10.43 to Form 10-K for the year ended December 31, 2016.

(1)(2) 10.28	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made during 2018). Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 2017.

(1)(2) 10.29	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made during 2019). Filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2018.

(1)(2) 10.30	Form of Restricted Stock Unit Agreement used for December 2016 grant to Gunjan Kedia under U.S. Bancorp 2015 Stock Incentive Plan. Filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 2016.

(1)(2) 10.31	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made January 1, 2018 – June 30, 2018). Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2017.

Exhibit Number	Description

(1)(2) 10.32	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made July 1, 2018 – December 31, 2019). Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2018.

(1) 10.33	Deferred Prosecution Agreement, dated February 13, 2018, between U.S. Bancorp and the United States Attorney’s Office for the Southern District of New York. Filed as Exhibit 10.1 to Form 8-K filed on February 15, 2018.

(1) 10.34	Stipulation and Order of Settlement and Dismissal, dated February 15, between U.S. Bank and the Financial Crimes Enforcement Network. Filed as Exhibit 10.3 to Form 8-K filed on February 15, 2018.

(1) 10.35	Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, Amended, dated February 14, among U.S. Bancorp, USB Americas Holding Company and the Board of Governors of the Federal Reserve System. Filed as Exhibit 10.4 to Form 8-K filed on February 15, 2018.

(2) 10.36	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp Stock Incentive Plan (used for grants made after January 1, 2020).

(2) 10.37	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2020).

13	2019 Annual Report, pages 21 through 159.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

(1)	Exhibit has been previously filed with the SEC and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 20, 2020, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ ANDREW CECERE
Andrew Cecere
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

/s/ ANDREW CECERE
Andrew Cecere,
Chairman, President and Chief Executive Officer (principal executive officer)

/s/ TERRANCE R. DOLAN
Terrance R. Dolan,
Vice Chair and Chief Financial Officer (principal financial officer)

/s/ LISA R. STARK
Lisa R. Stark,
Executive Vice President and Controller (principal accounting officer)

WARNER L. BAXTER*
Warner L. Baxter, Director

DOROTHY J. BRIDGES*
Dorothy J. Bridges, Director

ELIZABETH L. BUSE*
Elizabeth L. Buse, Director

MARC N. CASPER*
Mark N. Casper, Director

ARTHUR D. COLLINS, JR.*
Arthur D. Collins, Jr., Director

KIMBERLY J. HARRIS*
Kimberly J. Harris, Director

ROLAND A. HERNANDEZ*
Roland A. Hernandez, Director

DOREEN WOO HO*
Doreen Woo Ho, Director

Signature and Title
OLIVIA F. KIRTLEY*
Olivia F. Kirtley, Director

KAREN S. LYNCH*
Karen S. Lynch, Director

RICHARD P. MCKENNEY*
Richard P. McKenney, Director

YUSUF I. MEHDI*
Yusuf I. Mehdi, Director

DAVID B. O’MALEY*
David B. O’Maley, Director

O’DELL M. OWENS, M.D., M.P.H.*
O’Dell M. Owens, M.D., M.P.H., Director

CRAIG D. SCHNUCK*
Craig D. Schnuck, Director

JOHN P. WIEHOFF*
John P. Wiehoff, Director

SCOTT W. WINE*
Scott W. Wine, Director

*	Andrew Cecere, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: February 20, 2020

By:	/s/ ANDREW CECERE
Andrew Cecere
Attorney-In-Fact
Chairman, President and Chief Executive Officer