Form 10-Q
period 2020-03-31
US BANCORP \DE\
filed 2020-05-07
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(not applicable)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol s	Name of each exchange on which registered
Common Stock, $.01 par value per share	USB	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrA	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrH	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrM	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series H Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrO	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series K Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrP	New York Stock Exchange
0.850% Medium-Term Notes, Series X (Senior), due June 7, 2024	USB/24B	New York Stock Exchange

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
of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2020
Common Stock, $0.01 Par Value	1,506,289,096 shares

Table of Contents and
Form 10-Q
Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This quarterly report on
Form 10-Q
contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated. The
COVID-19
pandemic is adversely affecting U.S. Bancorp, its customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on its business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions or turbulence in domestic or global financial markets could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities, reduce the availability of funding to certain financial institutions, lead to a tightening of credit, and increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices could affect U.S. Bancorp in substantial and unpredictable ways. U.S. Bancorp’s results could also be adversely affected by changes in interest rates; further increases in unemployment rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of its investment securities; legal and regulatory developments; litigation; increased competition from both banks and non-banks;
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
For discussion of these and other risks that may cause actual results to differ from expectations, refer to the other information in this report, including the section entitled “Risk Factors” and U.S. Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2019, on file with the Securities and Exchange Commission, including the sections entitled “Corporate Risk Profile” and “Risk Factors” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. In addition, factors other than these risks also could adversely affect U.S. Bancorp’s results, and the reader should not consider these risks to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2020	2019	Percent Change
Condensed Income Statement
Net interest income	$3,223	$3,259	(1.1)%
Taxable-equivalent adjustment (a)	24	27	(11.1)
Net interest income (taxable-equivalent basis) (b)	3,247	3,286	(1.2)
Noninterest income	2,475	2,286	8.3
Securities gains (losses), net	50	5	*
Total net revenue	5,772	5,577	3.5
Noninterest expense	3,316	3,087	7.4
Provision for credit losses	993	377	*
Income before taxes	1,463	2,113	(30.8)
Income taxes and taxable-equivalent adjustment	284	405	(29.9)
Net income	1,179	1,708	(31.0)
Net (income) loss attributable to noncontrolling interests	(8)	(9)	11.1
Net income attributable to U.S. Bancorp	$1,171	$1,699	(31.1)
Net income applicable to U.S. Bancorp common shareholders	$1,088	$1,613	(32.5)
Per Common Share
Earnings per share	$.72	$1.01	(28.7)%
Diluted earnings per share	.72	1.00	(28.0)
Dividends declared per share	.42	.37	13.5
Book value per share (c)	30.24	28.81	5.0
Market value per share	34.45	48.19	(28.5)
Average common shares outstanding	1,518	1,602	(5.2)
Average diluted common shares outstanding	1,519	1,605	(5.4)
Financial Ratios
Return on average assets	.95%	1.49%
Return on average common equity	9.7	14.3
Net interest margin (taxable-equivalent basis) (a)	2.91	3.16
Efficiency ratio (b)	58.0	55.4
Net charge-offs as a percent of average loans outstanding	.53	.52
Average Balances
Loans	$297,657	$286,110	4.0%
Loans held for sale	4,748	2,132	*
Investment securities (d)	120,843	114,179	5.8
Earning assets	447,722	419,494	6.7
Assets	494,807	463,399	6.8
Noninterest-bearing deposits	74,142	73,433	1.0
Deposits	362,804	335,366	8.2
Short-term borrowings	20,253	18,368	10.3
Long-term debt	43,846	41,855	4.8
Total U.S. Bancorp shareholders’ equity	51,146	51,589	(.9)

	March 31, 2020	December 31, 2019
Period End Balances
Loans	$318,305	$296,102	7.5%
Investment securities	123,681	122,613	.9
Assets	542,909	495,426	9.6
Deposits	394,854	361,916	9.1
Long-term debt	52,298	40,167	30.2
Total U.S. Bancorp shareholders’ equity	51,532	51,853	(.6)
Asset Quality
Nonperforming assets	$946	$829	14.1%
Allowance for credit losses	6,590	4,491	46.7
Allowance for credit losses as a percentage of period-end loans	2.07%	1.52%
Capital Ratios
Common equity tier 1 capital	9.0%	9.1%
Tier 1 capital	10.5	10.7
Total risk-based capital	12.7	12.7
Leverage	8.8	8.8
Total leverage exposure	7.1	7.0
Tangible common equity to tangible assets (b)	6.7	7.5
Tangible common equity to risk-weighted assets (b)	8.9	9.3
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (b)	8.6

(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 29.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)
Excludes unrealized gains and losses on
available-for-sale
investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale
to
held-to-maturity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW
Earnings Summary
U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.2 billion for the first quarter of 2020, or $0.72 per diluted common share, compared with $1.7 billion, or $1.00 per diluted common share, for the first quarter of 2019. Return on average assets and return on average common equity were 0.95 percent and 9.7 percent, respectively, for the first quarter of 2020, compared with 1.49 percent and 14.3 percent, respectively, for the first quarter of 2019. During a challenging period adversely impacted by the
COVID-19
pandemic, the Company’s diversified business mitigated the potential loss of revenue and supported a provision for credit losses of $993 million resulting in a $600 million increase in the allowance for credit losses in the first quarter of 2020.
Total net revenue for the first quarter of 2020 was $195 million (3.5 percent) higher than the first quarter of 2019, reflecting a 10.2 percent increase in noninterest income, partially offset by a 1.1 percent decrease in net interest income (1.2 percent on a taxable-equivalent basis). The decrease in net interest income from the first quarter of 2019 was mainly a result of the impact of the yield curve due to declining interest rates, partially offset by changes in deposit and funding mix, loan growth and one additional day in the first quarter of 2020. The noninterest income increase was driven by significant growth in mortgage banking revenue due to refinancing activities as well as strong growth in trust and investment management fees, and commercial products revenue. Growth in these fee categories was partially offset by a decline in payment services revenue as consumer and commercial spending declined dramatically during the last several weeks of the first quarter of 2020.
Noninterest expense in the first quarter of 2020 was $229 million (7.4 percent) higher than the first quarter of 2019, including costs related to
COVID-19
and revenue-related production expenses that are reflected in the first quarter of 2020. Additionally, noninterest expense reflected an increase in personnel and technology and communications expense related to developing digital capabilities and related business investment, partially offset by lower marketing and business development expense.
The provision for credit losses for the first quarter of 2020 of $993 million was $616 million higher than the first quarter of 2019, reflecting an increase in the allowance for credit losses during the first quarter of 2020 due to deteriorating economic conditions driven by the impact of
COVID-19
on the domestic and global economies. Net charge-offs in the first quarter of 2020 were $393 million, compared with $367 million in the first quarter of 2019. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
STATEMENT OF INCOME ANALYSIS
Net Interest Income
 Net interest income, on a taxable-equivalent basis, was $3.2 billion in the first quarter of 2020, representing a decrease of $39 million (1.2 percent) compared with the first quarter of 2019. The decrease was principally driven by the impact on the yield curve of declining interest rates on earnings assets, partially offset by changes in deposit and funding mix, loan growth, and one additional day in the first quarter of 2020. Average earning assets were $28.2 billion (6.7 percent) higher than the first quarter of 2019, reflecting increases of $11.5 billion (4.0 percent) in loans, $6.7 billion (5.8 percent) in investment securities and $7.4 billion (43.3 percent) in other earning assets. The net interest margin, on a taxable-equivalent basis, in the first quarter of 2020 was 2.91 percent, compared with 3.16 percent in the first quarter of 2019. The decrease in the net interest margin from the first quarter of 2019 was primarily due to the impact of declining interest rates and a lower yield curve, partially offset by changes in deposit and funding mix. The Company expects to see more downward pressure on its net interest margin in the second quarter of 2020 primarily due to the timing and extent of changes in interest rates late in the first quarter of 2020, the significant increase in cash needed to provide liquidity to support the significant loan demand being experienced, changes in loan mix, and the impact of floors on deposit pricing. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.

U.S. Bancorp	3

Table 2	Noninterest Income

	Three Months Ended March 31
(Dollars in Millions)	2020	2019	Percent Change
Credit and debit card revenue	$304	$304	—%
Corporate payment products revenue	145	162	(10.5)
Merchant processing services	337	378	(10.8)
Trust and investment management fees	427	399	7.0
Deposit service charges	209	217	(3.7)
Treasury management fees	143	146	(2.1)
Commercial products revenue	246	219	12.3
Mortgage banking revenue	395	169	*
Investment products fees	49	45	8.9
Securities gains (losses), net	50	5	*
Other	220	247	(10.9)
Total noninterest income	$2,525	$2,291	10.2%

*	Not meaningful.

Average total loans in the first quarter of 2020 were $11.5 billion (4.0 percent) higher than the first quarter of 2019. The increase was primarily due to higher commercial loans (3.9 percent), as business customers utilized bank credit facilities to support liquidity requirements, along with growth in residential mortgages (8.1 percent) given the lower interest rate environment. Credit card loans increased (5.5 percent) reflecting higher consumer spending throughout most of 2019, while other retail loans were higher (0.6 percent) primarily related to high credit quality auto lending activities.
Average investment securities in the first quarter of 2020 were $6.7 billion (5.8 percent) higher than the first quarter of 2019, primarily due to purchases of mortgage-backed securities, net of prepayments and maturities.
Average total deposits for the first quarter of 2020 were $27.4 billion (8.2 percent) higher than the first quarter of 2019. Average total savings deposits were $30.5 billion (14.1 percent) higher than the prior year, driven by increases in Wealth Management and Investment Services, Corporate and Commercial Banking, and Consumer and Business Banking balances. Average noninterest-bearing deposits were $709 million (1.0 percent) higher than the prior year, primarily due to an increase in Consumer and Business Banking balances, partially offset by a decrease in Corporate and Commercial Banking balances. Average time deposits for the first quarter of 2020 were $3.8 billion (8.4 percent) lower than the first quarter of 2019, primarily driven by decreases in those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics, partially offset by an increase in Consumer and Business Banking balances.
Provision for Credit Losses
 The provision for credit losses for the first quarter of 2020 was $993 million, an increase of $616 million from the first quarter of 2019.
During the first quarter of 2020, the Company adopted accounting guidance which changed previous impairment recognition to a model that is based on expected losses rather than incurred losses. During the first quarter of 2020, the Company recognized a $600 million increase in the allowance for credit losses due to deteriorating economic conditions driven by the impact of
COVID-19
 on the domestic and global economies. The expected loss estimates considered both the decrease in economic activity, and the mitigating effects of government stimulus and industrywide loan modification efforts designed to limit long term effects of the pandemic. The increase in the allowance for credit losses resulted from the estimated impact of deteriorating economic conditions and higher unemployment, partially offset by the benefits of government stimulus programs. Net charge-offs increased $26 million (7.1 percent) in the first quarter of 2020, compared with the first quarter of 2019, primarily due to higher retail leasing and credit card loan net charge-offs. The increase in retail leasing charge-offs reflected the inclusion of end of term losses on residual lease values as of January 1, 2020. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

4	U.S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended March 31
(Dollars in Millions)	2020	2019	Percent Change
Compensation	$1,620	$1,559	3.9%
Employee benefits	352	333	5.7
Net occupancy and equipment	276	277	(.4)
Professional services	99	95	4.2
Marketing and business development	74	89	(16.9)
Technology and communications	289	257	12.5
Postage, printing and supplies	72	72	–
Other intangibles	42	40	5.0
Other	492	365	34.8
Total noninterest expense	$3,316	$3,087	7.4%
Efficiency ratio (a)	58.0%	55.4%

(a)	See Non-GAAP Financial Measures beginning on page 29.

Noninterest Income
 Noninterest income was $2.5 billion in the first quarter of 2020, representing an increase of $234 million (10.2 percent), over the first quarter of 2019. The increase from a year ago was driven by higher mortgage banking revenue, trust and investment management fees, commercial products revenue and gains on sales of investment securities, partially offset by lower payment services revenue and other noninterest income. Mortgage banking revenue increased $226 million due to higher mortgage production and stronger gain on sale margins, partially offset by changes in mortgage servicing rights (“MSRs”) valuations, net of hedging activities. The Company expects mortgage production will continue to be relatively strong in the near term but may begin to slow later in 2020, in line with trends in refinancing activity. Trust and investment management fees increased $28 million (7.0 percent) driven by business growth and favorable market conditions over the past year. The impact of recent declines in the equities markets and short-term interest rates will negatively impact this fee category in future quarters. Commercial products revenue increased $27 million (12.3 percent) primarily due to higher corporate bond fees and trading revenue, partially offset by credit valuation losses related to the customer derivatives portfolio. Payment services fee revenue decreased $58 million (6.9 percent) reflecting lower corporate payment products revenue of $17 million (10.5 percent) and lower merchant processing services revenue of $41 million (10.8 percent) driven by lower sales volume, particularly in March of 2020, due to the worldwide impact of the
COVID-19
pandemic on consumer and business spending. Payment services revenue is likely to be adversely affected in future quarters, reflecting significant declines in consumer and business spending activity. Other noninterest income decreased $27 million (10.9 percent) primarily due to lower equity investment income, partially offset by gains on sale of certain businesses in the first quarter of 2020.
Noninterest Expense
 Noninterest expense was $3.3 billion in the first quarter of 2020, representing an increase of $229 million (7.4 percent) over the first quarter of 2019. The increase from a year ago was driven by incremental costs related to
COVID-19
of approximately $100 million, revenue-related expenses due to higher mortgage production and capital markets activities of approximately $49 million and business investments, including in digital capabilities. The categories of expense impacted include higher personnel expense, technology and communications expense, and other noninterest expense, partially offset by lower marketing and business development expense. Compensation expense increased $61 million (3.9 percent), due to the impacts of merit increases, higher variable compensation related to business production within mortgage banking and fixed income capital markets, and one additional work day in the first quarter of 2020. Employee benefits expense increased $19 million (5.7 percent) primarily due to higher pension costs compared with a year ago and payroll taxes related to compensation increases. Technology and communications expense increased $32 million (12.5 percent) primarily due to capital expenditures supporting business growth. Other noninterest expense increased $127 million (34.8 percent) which reflected $100 million of expenses related to
COVID-19,
principally related to increased liabilities driven by the Company’s exposure as a credit card processor to charge-back risk on undelivered goods and services, including prepaid airline tickets, as well as expenses related to paying premium compensation to front-line workers and providing a safe working environment for employees, partially offset by lower costs related to tax-advantaged
 projects in the first quarter of 2020. Marketing and business development

U.S. Bancorp	5

expense decreased $15 million (16.9 percent) due to the timing of marketing campaigns.
Income Tax Expense
 The provision for income taxes was $260 million (an effective rate of 18.1 percent) for the first quarter of 2020, compared with $378 million (an effective rate of 18.1 percent) for the first quarter of 2019. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans
 The Company’s loan portfolio was $318.3 billion at March 31, 2020, compared with $296.1 billion at December 31, 2019, an increase of $22.2 billion (7.5 percent). The increase was driven by higher commercial loans, commercial real estate loans and residential mortgages, partially offset by lower credit card loans and other retail loans.
Commercial loans increased $22.5 billion (21.6 percent) at March 31, 2020, compared with December 31, 2019, as business customers utilized bank credit facilities to support liquidity requirements given the current economic environment related to
COVID-19.
Commercial real estate loans increased $1.2 billion (3.1 percent) at March 31, 2020, compared with December 31, 2019, primarily the result of new originations, partially offset by customers paying down balances.
Residential mortgages held in the loan portfolio increased $589 million (0.8 percent) at March 31, 2020, compared with December 31, 2019, as origination activity more than offset the effect of customers paying down balances in the first quarter of 2020 given the lower interest rate environment. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Credit card loans decreased $2.0 billion (8.1 percent) at March 31, 2020, compared with December 31, 2019, reflecting the result of customers seasonally paying down balances, as well as reduced consumer spending late in the first quarter of 2020 driven by the impact of
COVID-19.
Other retail loans decreased $66 million (0.1 percent) at March 31, 2020, compared with December 31, 2019, the result of decreases in auto loans, home equity loans and revolving credit balances, partially offset by an increase in installment loans.
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
Loans Held for Sale
 Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $4.6 billion at March 31, 2020, compared with $5.6 billion at December 31, 2019. The decrease in loans held for sale was principally due to a lower level of mortgage loan closings in the first quarter of 2020, compared with the fourth quarter of 2019. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Table 4	Available-for-Sale Investment Securities

	March 31, 2020				December 31, 2019
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)
U.S. Treasury and agencies	$18,518	$19,109	2.6	1.69%	$19,845	$19,839	2.7	1.68%
Mortgage-backed securities (a)	94,489	96,733	3.4	2.31	95,385	95,564	4.4	2.39
Asset-backed securities (a)	367	376	3.0	3.04	375	383	3.1	3.09
Obligations of state and political subdivisions (b) (c)	7,064	7,454	6.6	4.24	6,499	6,814	6.6	4.29
Other	9	9	.3	2.44	13	13	.3	2.66
Total investment securities	$120,447	$123,681	3.4	2.33%	$122,117	$122,613	4.2	2.38%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.

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

(d)
Yields on investment securities are computed based on amortized cost balances. Weighted-average yields for obligations of state and political subdivisions are presented on a fully-taxable equivalent basis based on a federal income tax rate of 21 percent.

6	U.S. Bancorp

Investment Securities
 Available-for-sale
investment securities totaled $123.7 billion at March 31, 2020, compared with $122.6 billion at December 31, 2019. The $1.1 billion (0.9 percent) increase was primarily due to a $2.7 billion favorable change in net unrealized gains (losses) on available-for-sale
investment securities, partially offset by $1.6 billion of net investment sales. The Company had no outstanding investment securities classified as held-to-maturity
at March 31, 2020 and December 31, 2019.
The Company’s
available-for-sale
investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At March 31, 2020, the Company’s net unrealized gains on available-for-sale
investment securities were $3.2 billion, compared with $496 million at December 31, 2019. The favorable change in net unrealized gains was primarily due to increases in the fair value of U.S. Treasury and mortgage-backed securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale
investment securities totaled $152 million at March 31, 2020, compared with $448 million at December 31, 2019. At March 31, 2020, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.
Deposits
 Total deposits were $394.9 billion at March 31, 2020, compared with $361.9 billion at December 31, 2019. The $32.9 billion (9.1 percent) increase in total deposits reflected increases in total savings deposits and noninterest-bearing deposits, partially offset by a decrease in time deposits. Money market deposit balances increased $8.1 billion (6.8 percent) at March 31, 2020, compared with December 31, 2019, primarily due to higher Corporate and Commercial Banking, and Wealth Management and Investment Services balances. Interest checking balances increased $7.8 billion (10.3 percent), primarily due to higher Corporate and Commercial Banking, and Consumer and Business Banking balances. Savings account balances increased $1.6 billion (3.4 percent), primarily due to higher Consumer and Business Banking balances. Noninterest-bearing deposits increased $15.8 billion (21.0 percent) at March 31, 2020, compared with December 31, 2019, primarily due to higher Wealth Management and Investment Services, Corporate and Commercial Banking, and Consumer and Business Banking balances. Time deposits decreased $422 million (1.0 percent) at March 31, 2020, compared with December 31, 2019, driven by a decrease in those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Borrowings
 The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $26.3 billion at March 31, 2020, compared with $23.7 billion at December 31, 2019. The $2.6 billion (11.0 percent) increase in short-term borrowings was primarily due to higher commercial paper, repurchase agreement and other short-term borrowings balances. Long-term debt was $52.3 billion at March 31, 2020, compared with $40.2 billion at December 31, 2019. The $12.1 billion (30.2 percent) increase was primarily due to an $8.0 billion increase in Federal Home Loan Bank (“FHLB”) advances and $3.3 billion of bank note issuances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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

The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputation. Leveraging the Company’s risk management framework, COVID-19 specific impacts and related risks are identified for each of the most prominent exposures. Oversight and governance is managed through a centralized command center which escalates through the ERC. The Board of Directors also oversees the Company’s responsiveness to the COVID-19 pandemic. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Interest rate risk is the potential reduction of net interest income or market valuations as a result of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale
securities, mortgage loans held for sale (“MLHFS”), MSRs and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk of loss arising from inadequate or failed internal processes or systems, people, or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, material financial loss, or loss to reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct. Strategic risk is the risk to current or projected financial condition arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputation risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new customer relationships, offer new services or continue serving existing customer relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in this report and in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, for a detailed discussion of these factors.
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

•	Capital ratios and projections, including regulatory measures and stressed scenarios; and

•	Strategic and reputation risk considerations, impacts and responses.

8	U.S. Bancorp

Credit Risk Management
 The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), collateral values, trends in loan performance and macroeconomic factors, such as changes in unemployment rates, gross domestic product and consumer bankruptcy filings, as well as the potential impact on customers and the domestic economy resulting from new tariffs or increases in existing tariffs, and the COVID-19 pandemic. The Risk Management Committee oversees the Company’s credit risk management process.
In addition, credit quality ratings as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal risk has been identified. Loans with a special mention or classified rating, including loans that are 90 days or more past due and still accruing, nonaccrual loans, those loans considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a modified or delinquent loan in a first lien position, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. Refer to Note 4 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2019, for a more detailed discussion on credit risk management processes.
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
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off
portfolio. Home equity or second mortgage loans are junior lien closed-end
accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a
10-
or
15-year
fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a
10-
or
15-year
draw period during which a minimum payment is equivalent to the monthly interest, followed by a
20-
or
10-year
amortization period, respectively. At March 31, 2020, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.3 billion, or 10 percent, of the outstanding home equity line balances at March 31, 2020, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and credit scores, and in some cases, updated loan-to-value
(“LTV”) information

U.S. Bancorp	9

reflecting current market conditions on real estate-based loans. These risk characteristics, among others including elevated risk resulting from the COVID-19 pandemic, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.
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
(“CLTV”) is the combination of the first mortgage original principal balance and the second lien outstanding principal balance, relative to the current estimate of property value. Certain loans do not have an LTV or CLTV, primarily due to lack of availability of relevant automated valuation model and/or home price indices values, or lack of necessary valuation data on acquired loans.
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV and borrower type at March 31, 2020:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$2,702	$57,964	$60,666	85.2%
Over 80% through 90%	20	6,160	6,180	8.7
Over 90% through 100%	1	776	777	1.1
Over 100%	–	172	172	.3
No LTV available	–	23	23	–
Loans purchased from GNMA mortgage pools (a)	–	3,357	3,357	4.7
Total	$2,723	$68,452	$71,175	100.0%
Borrower Type
Prime borrowers	$2,723	$64,514	$67,237	94.5%
Sub-prime borrowers	–	581	581	.8
Loans purchased from GNMA mortgage pools (a)	–	3,357	3,357	4.7
Total	$2,723	$68,452	$71,175	100.0%

(a)
Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$10,910	$896	$11,806	79.5%
Over 80% through 90%	1,736	638	2,374	16.0
Over 90% through 100%	355	58	413	2.8
Over 100%	119	10	129	.9
No LTV/CLTV available	109	5	114	.8
Total	$13,229	$1,607	$14,836	100.0%
Borrower Type
Prime borrowers	$13,198	$1,571	$14,769	99.5%
Sub-prime borrowers	31	36	67	.5
Total	$13,229	$1,607	$14,836	100.0%

10	U.S. Bancorp

Home equity and second mortgages were $14.8 billion at March 31, 2020, compared with $15.0 billion at December 31, 2019, and included $3.8 billion of home equity lines in a first lien position and $11.0 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at March 31, 2020, included approximately $4.4 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.6 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.
The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at March 31, 2020:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,398	$6,664	$11,062
Percent 30—89 days past due	.33%	.52%	.44%
Percent 90 days or more past due	.04%	.06%	.05%
Weighted-average CLTV	69%	67%	68%
Weighted-average credit score	779	775	777

See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.
Loan Delinquencies
Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $579 million at March 31, 2020, compared with $605 million at December 31, 2019. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off
timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.18 percent at March 31, 2020, compared with 0.20 percent at December 31, 2019.

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	March 31, 2020	December 31, 2019
Commercial
Commercial	.07%	.08%
Lease financing	–	–
Total commercial	.06	.08
Commercial Real Estate
Commercial mortgages	–	.01
Construction and development	.02	–
Total commercial real estate	–	.01
Residential Mortgages (a)	.15	.17
Credit Card	1.29	1.23
Other Retail
Retail leasing	.04	.05
Home equity and second mortgages	.30	.32
Other	.14	.13
Total other retail	.17	.17
Total loans	.18%	.20%

90 days or more past due including nonperforming loans	March 31, 2020	December 31, 2019
Commercial	.31%	.27%
Commercial real estate	.25	.21
Residential mortgages (a)	.49	.51
Credit card	1.29	1.23
Other retail	.45	.46
Total loans	.44%	.44%

(a)
Delinquent loan ratios exclude $1.6 billion at March 31, 2020, and $1.7 billion at December 31, 2019, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 2.78 percent at March 31, 2020, and 2.92 percent at December 31, 2019.

U.S. Bancorp	11

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Residential Mortgages (a)
30-89 days	$164	$154	.23%	.22%
90 days or more	108	120	.15	.17
Nonperforming	243	241	.34	.34
Total	$515	$515	.72%	.73%
Credit Card
30-89 days	$293	$321	1.29%	1.30%
90 days or more	294	306	1.29	1.23
Nonperforming	–	–	–	–
Total	$587	$627	2.58%	2.53%
Other Retail
Retail Leasing
30-89 days	$45	$45	.52%	.53%
90 days or more	3	4	.04	.05
Nonperforming	15	13	.18	.15
Total	$63	$62	.74%	.73%
Home Equity and Second Mortgages
30-89 days	$78	$77	.53%	.51%
90 days or more	45	48	.30	.32
Nonperforming	112	116	.75	.77
Total	$235	$241	1.58%	1.60%
Other (b)
30-89 days	$264	$271	.79%	.81%
90 days or more	47	45	.14	.13
Nonperforming	35	36	.10	.11
Total	$346	$352	1.03%	1.05%

(a)
Excludes $396 million of loans
30-89
days past due and $1.6 billion of loans 90 days or more past due at March 31, 2020, purchased from GNMA mortgage pools that continue to accrue interest, compared with $428 million and $1.7 billion at December 31, 2019, respectively.

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
Troubled Debt Restructurings
Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At March 31, 2020, performing TDRs were $3.7 billion, compared with $3.8 billion at December 31, 2019.
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

12	U.S. Bancorp

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
Loan modifications or concessions granted to customers resulting directly from the effects of the
COVID-19
pandemic, who were otherwise in current payment status, are not considered to be TDRs.

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At March 31, 2020 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$256	5.2%	2.7%	$121	(a)	$377
Commercial real estate	166	2.3	–	42	(b)	208
Residential mortgages	1,239	3.0	4.0	143		1,382	(d)
Credit card	266	10.4	6.6	–		266
Other retail	153	8.2	6.6	29	(c)	182	(e)
TDRs, excluding loans purchased from GNMA mortgage pools	2,080	4.5	4.1	335		2,415
Loans purchased from GNMA mortgage pools (g)	1,619	–	–	–		1,619	(f)
Total	$3,699	2.5%	2.3%	$335		$4,034

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

(d)
Includes $298 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $29 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(e)
Includes $83 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $18 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(f)
Includes $134 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $379 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(g)
Approximately 6.2 percent and 45.4 percent of the total TDR loans purchased from GNMA mortgage pools are
30-89
days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

U.S. Bancorp	13

Short-term Modifications
The Company makes short-term modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships, including those modifications resulting directly from the
COVID-19
pandemic. Consumer lending programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. As of March 31, 2020, the Company had approved modifications to approximately $3.1 billion of loans included on its consolidated balance sheet related to borrowers impacted by the
COVID-19
pandemic, consisting primarily of payment deferrals of 90 days or less on loans within the consumer lending segment.
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
At March 31, 2020, total nonperforming assets were $946 million, compared to $829 million at December 31, 2019. The $117 million (14.1 percent) increase in nonperforming assets was driven by increases in nonperforming commercial and commercial real estate loans. The ratio of total nonperforming assets to total loans and other real estate was 0.30 percent at March 31, 2020, compared with 0.28 percent at December 31, 2019. The Company expects nonperforming assets to increase given current economic conditions.
OREO was $70 million at March 31, 2020, compared with $78 million at December 31, 2019, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Residential
Illinois	$8	$10	.18%	.22%
Minnesota	6	6	.10	.10
New York	6	6	.66	.66
California	5	7	.02	.03
Oregon	3	4	.09	.12
All other states	39	41	.09	.09
Total residential	67	74	.08	.09
Commercial
California	3	3	.01	.01
All other states	–	1	–	–
Total commercial	3	4	–	–
Total	$70	$78	.02%	.03%

14	U.S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	March 31, 2020	December 31, 2019
Commercial
Commercial	$276	$172
Lease financing	33	32
Total commercial	309	204
Commercial Real Estate
Commercial mortgages	89	74
Construction and development	12	8
Total commercial real estate	101	82
Residential Mortgages (b)	243	241
Credit Card	–	–
Other Retail
Retail leasing	15	13
Home equity and second mortgages	112	116
Other	35	36
Total other retail	162	165
Total nonperforming loans	815	692
Other Real Estate (c)	70	78
Other Assets	61	59
Total nonperforming assets	$946	$829
Accruing loans 90 days or more past due (b)	$579	$605
Nonperforming loans to total loans	.26%	.23%
Nonperforming assets to total loans plus other real estate (c)	.30%	.28%

Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2019	$321	$508	$829
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	183	85	268
Advances on loans	1	–	1
Total additions	184	85	269
Reductions in nonperforming assets
Paydowns, payoffs	(20)	(32)	(52)
Net sales	(3)	(18)	(21)
Return to performing status	(4)	(35)	(39)
Charge-offs (d)	(34)	(6)	(40)
Total reductions	(61)	(91)	(152)
Net additions to (reductions in) nonperforming assets	123	(6)	117
Balance March 31, 2020	$444	$502	$946

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.

(b)
Excludes $1.6 billion at March 31, 2019, and $1.7 billion at December 31, 2019, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)
Foreclosed GNMA loans of $122 million at March 31, 2020, and $155 million at December 31, 2019, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	15

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31
	2020	2019
Commercial
Commercial	.28%	.30%
Lease financing	.36	.15
Total commercial	.28	.29
Commercial Real Estate
Commercial mortgages	(.01)	–
Construction and development	(.04)	–
Total commercial real estate	(.02)	–
Residential Mortgages	.01	.02
Credit Card	3.95	4.04
Other Retail
Retail leasing	.90	.19
Home equity and second mortgages	.03	(.03)
Other	.79	.80
Total other retail	.61	.47
Total loans	.53%	.52%

Analysis of Loan Net Charge-Offs
 Total loan net charge-offs were $393 million for the first quarter of 2020, compared with $367 million for the first quarter of 2019. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2020 was 0.53 percent, compared with 0.52 percent for the first quarter of 2019. The increase in net charge-offs for the first quarter of 2020, compared with the first quarter of 2019, reflected higher retail leasing and credit card loan net charge-offs. The increase in retail leasing charge-offs reflected the inclusion of end of term losses on residual lease values as of January 1, 2020. The Company expects net charge-offs to increase given current economic conditions.
Analysis and Determination of the Allowance for Credit Losses
 Prior to January 1, 2020, the allowance for credit losses was established to reserve for probable and estimable losses incurred in the Company’s loan and lease portfolio, including unfunded credit commitments. Effective January 1, 2020, the Company adopted new accounting guidance which changed previous impairment recognition to a model that is based on expected losses rather than incurred losses. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs, inclusive of expected recoveries. Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. The allowance considers expected losses for the remaining lives of the applicable assets. Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which incorporates historical loss experience in years two and three. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining lives. The economic scenarios are updated at least quarterly, and are designed to provide a range of reasonable estimates, both better and worse than current expectations. Scenarios are weighted based on the Company’s expectation of future conditions. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments, which is included in other liabilities in the Consolidated Balance Sheet. Both the allowance for loan losses and the liability for unfunded credit commitments are included in the Company’s analysis of credit losses and reported reserve ratios.
The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include loan and borrower characteristics, such as internal risk ratings on commercial loans and consumer credit scores, delinquency status, collateral type and available valuation information, consideration of end-of-term losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses. For each loan portfolio, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions that would affect the accuracy of the model.

16	U.S. Bancorp

The results of the analysis are evaluated quarterly to confirm the estimates are appropriate for each loan portfolio. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off, or expected recoveries on collateral dependent loans where recovery is expected through sale of the collateral. The allowance recorded for individually evaluated loans greater than $5 million in the commercial lending segment is based on an analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans.
The allowance recorded for TDR loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool. The allowance for collateral-dependent loans in the consumer lending segment is determined based on the fair value of the collateral less costs to sell and any expected future write-offs or recoveries. The allowance for credit losses on consumer lending segment TDR loans includes the consideration of subsequent payment defaults since modification, the borrower’s ability to pay under the restructured terms, and the timing and amount of payments.
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At March 31, 2020, the Company serviced the first lien on 40 percent of the home equity loans and lines in a junior lien position. The Company also considers the status of first lien mortgage accounts reported on customer credit bureau files when the first lien is not serviced by the Company. Regardless of whether the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $290 million or 2.0 percent of its total home equity portfolio at March 31, 2020, represented non-delinquent junior liens where the first lien was delinquent or modified.
The Company considers historical loss experience on the loans and lines in a junior lien position to establish loss estimates for junior lien loans and lines the Company services that are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults has been a small percentage of the total portfolio (approximately 1 percent annually), while the long-term average loss rate on loans that default has been approximately 90 percent. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter, and in some cases more frequently, and uses this information in its loss estimation methods. In its evaluation of the allowance for credit losses, the Company also considers the increased risk of loss associated with home equity lines that are contractually scheduled to convert from a revolving status to a fully amortizing payment and with residential lines and loans that have a balloon payoff provision.
Beginning January 1, 2020, when a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered purchased with more than insignificant credit deterioration. An allowance is established for each population and considers product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status, refreshed LTV ratios when possible, and portfolio growth. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans are recognized through provision expense, with future charge-offs charged to the allowance. The Company did not have a material amount of PCD loans included in its loan portfolio at March 31, 2020.
The Company’s methodology for determining the appropriate allowance for credit losses for each loan segment also considers the imprecision inherent in the methodologies used. As a result, amounts determined under the methodologies described above are adjusted by management to consider the potential impact of other qualitative factors which include, but are not limited to, the following: model imprecision, imprecision in economic scenario assumptions, and emerging risks related to either changes in the economic environment that are affecting specific portfolio segments, or changes in portfolio concentrations over time that may affect model performance. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each portfolio class.
Although the Company determined the amount of each element of the allowance separately and considers this process to be an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses can vary significantly from the estimated amounts.
At March 31, 2020, the allowance for credit losses was $6.6 billion (2.07 percent of period-end loans),

U.S. Bancorp	17

compared with an allowance of $4.5 billion (1.52 percent of period-end loans) at December 31, 2019. The ratio of the allowance for credit losses to nonperforming loans was 809 percent at March 31, 2020, compared with 649 percent at December 31, 2019. The ratio of the allowance for credit losses to annualized loan net charge-offs was 417 percent at March 31, 2020, compared with 309 percent of full year 2019 net charge-offs at December 31, 2019.
The increase in the allowance for credit losses of $2.1 billion (46.7 percent) at March 31, 2020, compared with December 31, 2019, reflected the $1.5 billion impact of the January 1, 2020 adoption of new accounting guidance, along with an additional $600 million increase during the first quarter of 2020 due to deteriorating economic conditions driven by the impact of COVID-19 on the domestic and global economies. Expected loss estimates considered both the decrease in economic activity, and the mitigating effects of government stimulus and industrywide loan modification efforts designed to limit long-term effects of the pandemic event.
Changes in economic conditions as of March 31, 2020 included steep declines in economic activity related to actions taken by governmental authorities to slow the spread of COVID-19, including stay-at-home orders. Record increases in unemployment claims, and declining Gross Domestic Product estimates for the first half of 2020, as well as contractions in manufacturing activity and oil prices, were all observable changes in conditions that increased expected credit losses. At the same time, record economic stimulus measures were also enacted, with the intent to support businesses and consumers through what is expected to be a temporary period of reduced activity. To balance these offsetting factors, economic scenarios updated through the end of the first quarter of 2020 that produced higher quantitative loss estimates consistent with the expected deterioration in reported economic statistics were evaluated in conjunction with management’s expectation that current and potential future stimulus efforts, as well as industrywide availability of short-term payment deferral programs, would mitigate losses estimated from models based on historical data from periods when mitigation efforts were not as extensive. Overall, loss expectations are consistent with prior economic downturn experience, but the severity of the deterioration in current economic conditions is not expected to persist over the life of the loan portfolio.
The allowance for credit losses related to commercial lending segment loans increased $542 million at March 31, 2020, compared with December 31, 2019, as increased loan volume and credit downgrades during March 2020 reflected the immediate impact of COVID-19 on certain industry sectors, including the travel, lodging, restaurants, energy, retail, media and entertainment, and automobile industries that were severely impacted by virus containment measures. The allowance for credit losses related to consumer lending segment loans increased $58 million at March 31, 2020, compared with December 31, 2019, as higher economic risks were mitigated by strong underlying credit quality that supports expectations of long-term repayment, and the decline in funded loan balances.

18	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended March 31
(Dollars in Millions)	2020	2019
Balance at beginning of period	$4,491	$4,441
Change in accounting principle (a)	1,499	–
Charge-Offs
Commercial
Commercial	81	106
Lease financing	7	5
Total commercial	88	111
Commercial real estate
Commercial mortgages	–	1
Construction and development	–	–
Total commercial real estate	–	1
Residential mortgages	8	8
Credit card	274	257
Other retail
Retail leasing	25	6
Home equity and second mortgages	5	5
Other	91	85
Total other retail	121	96
Total charge-offs	491	473
Recoveries
Commercial
Commercial	12	35
Lease financing	2	3
Total commercial	14	38
Commercial real estate
Commercial mortgages	1	1
Construction and development	1	–
Total commercial real estate	2	1
Residential mortgages	7	5
Credit card	40	32
Other retail
Retail leasing	6	2
Home equity and second mortgages	4	6
Other	25	22
Total other retail	35	30
Total recoveries	98	106
Net Charge-Offs
Commercial
Commercial	69	71
Lease financing	5	2
Total commercial	74	73
Commercial real estate
Commercial mortgages	(1)	–
Construction and development	(1)	–
Total commercial real estate	(2)	–
Residential mortgages	1	3
Credit card	234	225
Other retail
Retail leasing	19	4
Home equity and second mortgages	1	(1)
Other	66	63
Total other retail	86	66
Total net charge-offs	393	367
Provision for credit losses	993	377
Balance at end of period	$6,590	$4,451
Components
Allowance for loan losses	$6,216	$3,990
Liability for unfunded credit commitments	374	461
Total allowance for credit losses	$6,590	$4,451
Allowance for Credit Losses as a Percentage of
Period-end loans	2.07%	1.55%
Nonperforming loans	809	519
Nonperforming and accruing loans 90 days or more past due	473	306
Nonperforming assets	697	443
Annualized net charge-offs	417	299

(a)
Effective January 1, 2020, the Company adopted accounting guidance which changed impairment recognition of financial instruments to a model that is based on expected losses rather than incurred losses.

U.S. Bancorp	19

Residual Value Risk Management
 The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2020, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2019. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2019, for further discussion on residual value risk management.
Operational Risk Management
 Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities. The Company maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom it does business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2019, for further discussion on operational risk management.
Compliance Risk Management
 The Company may suffer legal or regulatory sanctions, material financial loss, or damage to its reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct, including those related to compliance with Bank Secrecy Act/anti-money laundering requirements, sanctions compliance requirements as administered by the Office of Foreign Assets Control, consumer protection and other requirements. The Company has controls and processes in place for the assessment, identification, monitoring, management and reporting of compliance risks and issues. Refer to “Management’s Discussion and Analysis — Compliance Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2019, for further discussion on compliance risk management.
Interest Rate Risk Management
In the banking industry, changes in interest rates are a significant risk that can impact earnings and the safety and soundness of an entity. The Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Management Committee (“ALCO”) and approved by the Board of Directors. The ALCO has the responsibility for approving and ensuring compliance with the ALCO management policies, including interest rate risk exposure. One way the Company measures and analyzes its interest rate risk is through net interest income simulation analysis.
Simulation analysis incorporates substantially all of the Company’s assets and liabilities and off-balance
sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through this simulation, management estimates the impact on net interest income of various interest rate changes that differ in the direction, amount and speed of change over time, as well as the shape of the yield curve. This simulation includes assumptions about how the balance sheet is likely to be affected by changes in loan and deposit growth. Assumptions are made to project interest rates for new loans and deposits based on historical analysis, management’s outlook and re-pricing
strategies. These assumptions are reviewed and validated on a periodic basis with sensitivity analysis being provided for key variables of the simulation. The results are reviewed monthly by the ALCO and are used to guide asset/liability management strategies.
The Company manages its interest rate risk position by holding assets with desired interest rate risk characteristics on its balance sheet, implementing certain pricing strategies for loans and deposits and selecting derivatives and various funding and investment portfolio strategies.
Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. While the Company utilizes assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. For example, if deposit outflows are more limited (stable) than the assumptions the Company used in preparing Table 9, the projected impact to net interest income would be an increase of 2.61 percent in the “Up 50 bps” and 3.92 percent in the “Up 200 bps” scenarios.

20	U.S. Bancorp

Table 9	Sensitivity of Net Interest Income

	March 31, 2020				December 31, 2019
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(4.17)%	2.47%	*	2.99%	(1.43)%	.83%	*	.21%

*	Given the level of interest rates, downward rate scenario is not computed.

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
Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At March 31, 2020, the Company had $8.9 billion of forward commitments to sell, hedging $3.7 billion of MLHFS and $8.8 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.
Derivatives are subject to credit risk associated with counterparties to the contracts. Credit risk associated with derivatives is measured by the Company based on the probability of counterparty default, including consideration of the COVID-19 pandemic. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into master netting arrangements, and, where possible, by requiring collateral arrangements. The Company may also transfer counterparty credit risk related to interest rate swaps to third parties through the use of risk participation agreements. In addition, certain interest rate swaps, interest rate forwards and credit contracts are required to be centrally cleared through clearinghouses to further mitigate counterparty credit risk.
For additional information on derivatives and hedging activities, refer to Notes 12 and 13 in the Notes to Consolidated Financial Statements.
LIBOR Transition
 In July 2017, the United Kingdom’s Financial Conduct Authority announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. The Company holds financial instruments that will be impacted by the discontinuance of LIBOR, including certain loans, investment securities, derivatives, borrowings and other financial instruments that use LIBOR as the benchmark rate. The Company also provides various services to customers in its capacity as trustee, which involve financial instruments that will be similarly impacted by the discontinuance of LIBOR. The Company anticipates these financial instruments will require transition to a new reference rate. This transition

U.S. Bancorp	21

will occur over the next several years as many of these arrangements do not have an alternative rate referenced in their contracts or a clear path for the parties to agree upon an alternative reference rate. In order to facilitate the transition process, the Company has instituted a LIBOR Transition Office and commenced an enterprise-wide project to identify, assess and monitor risks associated with the expected discontinuance or unavailability of LIBOR, actively engage with industry working groups and regulators, achieve operational readiness and engage impacted customers. It is currently unclear what impact
COVID-19
may have on the LIBOR transition or on the timing thereof. Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, for further discussion on potential risks that could adversely affect the Company’s financial results as a result of the LIBOR transition.
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
The average, high, low and
period-end
one-day
VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2020	2019
Average	$2	$1
High	3	2
Low	1	1
Period-end	3	1

Given the recent market volatility, the Company experienced actual losses for its combined Covered Positions that exceeded VaR five times during the three months ended March 31, 2020. The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the three months ended March 31, 2019. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year
look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and
period-end
one-day
Stressed VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2020	2019
Average	$6	$6
High	7	8
Low	4	4
Period-end	7	7

Valuations of positions in client derivatives and foreign currency activities are based on discounted cash flow or other valuation techniques using market-based

22	U.S. Bancorp

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
one-year
look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Three Months Ended March 31 (Dollars in Millions)	2020	2019
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$5	$1
High	12	2
Low	2	–
Mortgage Servicing Rights and Related Hedges
Average	$13	$4
High	34	5
Low	6	4

Liquidity Risk Management
 The Company’s liquidity risk management process is designed to identify, measure, and manage the Company’s funding and liquidity risk to meet its daily funding needs and to address expected and unexpected changes in its funding requirements. The Company engages in various activities to manage its liquidity risk. These activities include diversifying its funding sources, stress testing, and holding readily-marketable assets which can be used as a source of liquidity if needed. In addition, the Company’s profitable operations, sound credit quality and strong capital position have enabled it to develop a large and reliable base of core deposit funding within its market areas and in domestic and global capital markets. During the three months ended March 31, 2020, the Company effectively managed its liquidity position while funding significant loan growth late in the period.
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
sheet and
off-balance
sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at Federal Reserve Bank’s Discount Window. At March 31, 2020, the fair value of unencumbered investment securities totaled $113.0 billion, compared with $114.2 billion at December 31, 2019. Refer to Note 3 of the Notes to Consolidated Financial Statements and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At March 31, 2020, the Company could have borrowed an additional $86.6 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost
funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $394.9 billion at March 31, 2020, compared with $361.9 billion at December 31, 2019. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $52.3 billion at March 31, 2020, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $26.3 billion at March 31, 2020, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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

U.S. Bancorp	23

assuming access to the wholesale markets is maintained. The Company maintains sufficient liquidity to meet its capital and debt service obligations for 12 months under adverse conditions without the support of dividends from subsidiaries or access to the wholesale markets. The parent company is currently well in excess of required liquidity minimums.
At March 31, 2020, parent company long-term debt outstanding was $19.3 billion, compared with $18.6 billion at December 31, 2019. As of March 31, 2020, there was no parent company debt scheduled to mature in the remainder of 2020.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a
30-day
stressed period. At March 31, 2020, the Company was compliant with this requirement.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2019, for further discussion on liquidity risk management.
European Exposures
The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for the three months ended March 31, 2020. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At March 31, 2020, the Company had an aggregate amount on deposit with European banks of approximately $8.5 billion, predominately with the Central Bank of Ireland and Bank of England.
In addition, the Company provides financing to domestic multinational corporations that generate revenue from customers in European countries, transacts with various European banks as counterparties to certain derivative-related activities, and through a subsidiary, manages money market funds that hold certain investments in European sovereign debt. Any further deterioration in economic conditions in Europe, including the potential negative impact of the United Kingdom’s withdrawal from the European Union (“Brexit”), is not expected to have a significant effect on the Company related to these activities. The Company is focused on providing continuity of services, with minimal disruption resulting from Brexit, to customers with activities in European countries. The Company has made certain structural changes to its legal entities and operations in the United Kingdom and European Union, where needed, and migrated certain business activities to the appropriate jurisdictions to continue to provide such services and generate revenue.
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
Capital Management
 The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. During the first quarter of 2020, the Company elected to adopt an interim final rule issued in March 2020 by its regulators which permits banking organizations who adopt accounting guidance related to the impairment of financial instruments based on the current expected credit losses methodology during 2020, the option to defer the impact of the effect of that guidance at adoption plus 25 percent of its quarterly credit reserve increases over the next two years on its regulatory capital requirements, followed by a three-year transition period to phase in the cumulative deferred impact. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at March 31, 2020 and December 31, 2019. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

24	U.S. Bancorp

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2020	December 31, 2019
Basel III standardized approach:
Common equity tier 1 capital	$36,224	$35,713
Tier 1 capital	42,651	41,721
Total risk-based capital	51,277	49,744
Risk-weighted assets	404,627	391,269

Common equity tier 1 capital as a percent of risk-weighted assets	9.0%	9.1%
Tier 1 capital as a percent of risk-weighted assets	10.5	10.7
Total risk-based capital as a percent of risk-weighted assets	12.7	12.7
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.8	8.8
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.1	7.0

The Company believes certain other capital ratios are useful in evaluating its capital adequacy. At March 31, 2020, the Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the current expected credit losses methodology under the standardized approach, was 6.7 percent and 8.9 percent, respectively. This compares to the Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets under the standardized approach, of 7.5 percent and 9.3 percent, respectively, at December 31, 2019. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the current expected credit losses methodology was 8.6 percent at March 31, 2020. Refer to
“Non-GAAP
Financial Measures” beginning on page 29 for further information on these other capital ratios.
Total U.S. Bancorp shareholders’ equity was $51.5 billion at March 31, 2020, compared with $51.9 billion at December 31, 2019. The decrease was primarily the result of a reduction to retained earnings resulting from the January 1, 2020 adoption of accounting guidance related to the impairment of financial instruments, common share repurchases and dividends, partially offset by changes in unrealized gains and losses on available-for-sale
investment securities included in other comprehensive income (loss) and corporate earnings.
During 2019, the Company announced its Board of Directors had approved authorizations to repurchase up to $5.5 billion of its common stock, from July 1, 2019 through June 30, 2020. The Company announced on March 15, 2020, that it will temporarily suspend its common stock repurchase program through the end of the second quarter of 2020, as it supports the efforts the federal government and its agencies are taking to moderate the impact of
COVID-19
on the economy and global markets by maintaining strong capital levels and liquidity to support customers, employees and shareholders. The Company continues to evaluate potential economic scenarios and believes that even if an economic downturn persisted through most of 2020, it would be able to maintain its common stock dividend at its current level.
The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the first quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
January	12,018,538	(b)	$54.30	11,838,538	$1,762
February	18,410,873	(c)	53.12	18,260,873	792
March	1,249,363	(d)	42.04	774,363	756
Total	31,678,774	(e)	$53.13	30,873,774	$756

(a)	All shares were purchased under the common stock repurchase authorization programs announced in 2019.

(b)
Includes 180,000 shares of common stock purchased, at an average price per share of $55.00, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

(c)
Includes 150,000 shares of common stock purchased, at an average price per share of $53.59, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

(d)
Includes 475,000 shares of common stock purchased, at an average price per share of $34.46, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

(e)
Includes 805,000 shares of common stock purchased, at an average price per share of $42.62, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2019, for further discussion on capital management.

U.S. Bancorp	25

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking
Three Months Ended March 31 (Dollars in Millions)	2020	2019	Percent Change	2020	2019	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$797	$778	2.4%	$1,541	$1,581	(2.5)%
Noninterest income	274	208	31.7	757	535	41.5
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	1,071	986	8.6	2,298	2,116	8.6
Noninterest expense	429	420	2.1	1,344	1,266	6.2
Other intangibles	–	1	*	4	5	(20.0)
Total noninterest expense	429	421	1.9	1,348	1,271	6.1
Income before provision and income taxes	642	565	13.6	950	845	12.4
Provision for credit losses	425	23	*	123	70	75.7
Income before income taxes	217	542	(60.0)	827	775	6.7
Income taxes and taxable-equivalent adjustment	54	136	(60.3)	207	194	6.7
Net income	163	406	(59.9)	620	581	6.7
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$163	$406	(59.9)	$620	$581	6.7
Average Balance Sheet
Commercial	$82,168	$78,118	5.2%	$8,860	$9,452	(6.3)%
Commercial real estate	21,218	20,578	3.1	16,280	16,035	1.5
Residential mortgages	3	6	(50.0)	66,644	61,906	7.7
Credit card	–	–	–	–	–	–
Other retail	8	–	*	54,920	54,402	1.0
Total loans	103,397	98,702	4.8	146,704	141,795	3.5
Goodwill	1,647	1,647	–	3,475	3,475	–
Other intangible assets	7	9	(22.2)	2,405	2,882	(16.6)
Assets	115,404	107,338	7.5	161,750	154,720	4.5
Noninterest-bearing deposits	29,329	30,211	(2.9)	27,986	26,574	5.3
Interest checking	14,073	11,751	19.8	53,050	51,121	3.8
Savings products	48,204	41,267	16.8	64,272	61,382	4.7
Time deposits	18,427	18,205	1.2	16,480	14,800	11.4
Total deposits	110,033	101,434	8.5	161,788	153,877	5.1
Total U.S. Bancorp shareholders’ equity	15,815	15,346	3.1	14,929	14,998	(.5)

*	Not meaningful

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
Basis for Financial Presentation
 Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Refer to Note 16 of the Notes to Consolidated Financial Statements for further information on the business lines’ basis for financial presentation.
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2020, certain organization and methodology changes were made and, accordingly, 2019 results were restated and presented on a comparable basis.
Corporate and Commercial Banking
Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit
and public sector clients. Corporate and Commercial Banking contributed $163 million of the Company’s net income in the first quarter of 2020, or a decrease of $243 million (59.9 percent) compared with the first quarter of 2019.

26	U.S. Bancorp

Wealth Management and Investment Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2020	2019	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change

$283	$293	(3.4)%	$652	$617	5.7%	$(26)	$17	* %	$3,247	$3,286	(1.2)%
464	430	7.9	794	851	(6.7)	186	262	(29.0)	2,475	2,286	8.3
–	–	–	–	–	–	50	5	*	50	5	*
747	723	3.3	1,446	1,468	(1.5)	210	284	(26.1)	5,772	5,577	3.5
444	432	2.8	731	722	1.2	326	207	57.5	3,274	3,047	7.4
3	3	–	35	31	12.9	–	–	–	42	40	5.0
447	435	2.8	766	753	1.7	326	207	57.5	3,316	3,087	7.4
300	288	4.2	680	715	(4.9)	(116)	77	*	2,456	2,490	(1.4)
23	(3)	*	262	286	(8.4)	160	1	*	993	377	*
277	291	(4.8)	418	429	(2.6)	(276)	76	*	1,463	2,113	(30.8)
69	73	(5.5)	105	107	(1.9)	(151)	(105)	(43.8)	284	405	(29.9)
208	218	(4.6)	313	322	(2.8)	(125)	181	*	1,179	1,708	(31.0)
–	–	–	–	–	–	(8)	(9)	11.1	(8)	(9)	11.1
$208	$218	(4.6)	$313	$322	(2.8)	$(133)	$172	*	$1,171	$1,699	(31.1)

$4,189	$3,921	6.8%	$9,543	$9,441	1.1%	$1,227	$1,028	19.4%	$105,987	$101,960	3.9%
533	504	5.8	–	–	–	2,047	2,353	(13.0)	40,078	39,470	1.5
4,245	3,670	15.7	–	–	–	–	–	–	70,892	65,582	8.1
–	–	–	23,836	22,597	5.5	–	–	–	23,836	22,597	5.5
1,627	1,723	(5.6)	309	376	(17.8)	–	–	–	56,864	56,501	.6
10,594	9,818	7.9	33,688	32,414	3.9	3,274	3,381	(3.2)	297,657	286,110	4.0
1,617	1,617	–	2,811	2,814	(.1)	144	–	*	9,694	9,553	1.5
44	54	(18.5)	535	513	4.3	28	–	*	3,019	3,458	(12.7)
13,936	13,183	5.7	38,562	38,615	(.1)	165,155	149,543	10.4	494,807	463,399	6.8
13,184	13,275	(.7)	1,402	1,157	21.2	2,241	2,216	1.1	74,142	73,433	1.0
9,986	9,204	8.5	–	–	–	250	101	*	77,359	72,177	7.2
56,556	41,127	37.5	112	109	2.8	850	763	11.4	169,994	144,648	17.5
2,160	3,804	(43.2)	2	2	–	4,240	8,297	(48.9)	41,309	45,108	(8.4)
81,886	67,410	21.5	1,516	1,268	19.6	7,581	11,377	(33.4)	362,804	335,366	8.2
2,465	2,442	.9	6,081	5,974	1.8	11,856	12,829	(7.6)	51,146	51,589	(.9)

Net revenue increased $85 million (8.6 percent) in the first quarter of 2020, compared with the first quarter of 2019. Net interest income, on a taxable-equivalent basis, increased $19 million (2.4 percent) in the first quarter of 2020, compared with the first quarter of 2019. The increase was primarily due to loan and interest-bearing deposit growth, partially offset by lower noninterest-bearing deposit balances compared with the prior year, changes in loan mix, and lower spreads on loans, reflecting changing interest rates and a competitive marketplace. Noninterest income increased $66 million (31.7 percent) in the first quarter of 2020, compared with the first quarter of 2019, primarily due to higher capital markets and trading revenue as companies accessed the fixed income capital markets for bond issuances.
Noninterest expense increased $8 million (1.9 percent) in the first quarter of 2020, compared with the first quarter of 2019, primarily driven by higher variable compensation related to fixed income capital markets business production and higher salary expense due to merit increases and one additional day in the quarter, partially offset by lower loan costs. The provision for credit losses increased $402 million in the first quarter of 2020, compared with the first quarter of 2019, primarily due to an unfavorable change in the reserve allocation based on economic risks related to
COVID-19
in the portfolio, partially offset by lower net charge-offs.
Consumer and Business Banking
 Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line
services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $620 million of the Company’s net income in the first quarter of 2020, or an increase of $39 million (6.7 percent) compared with the first quarter of 2019.
Net revenue increased $182 million (8.6 percent) in the first quarter of 2020, compared with the first quarter of 2019. Net interest income, on a taxable-equivalent basis, decreased $40 million (2.5 percent) in the first quarter of 2020, compared with the first quarter of 2019. The decrease was primarily due to the impact of declining interest rates on the margin benefit from deposits, partially offset by growth in non-interest

U.S. Bancorp	27

bearing and interest-bearing deposit balances as well as one additional day in the first quarter of 2020. Noninterest income increased $222 million (41.5 percent) in the first quarter of 2020, compared with the first quarter of 2019, primarily due to higher mortgage banking revenue driven by mortgage production and stronger gain on sale margins, partially offset by changes in the valuation of
MSRs, net of hedging activities.
Noninterest expense increased $77 million (6.1 percent) in the first quarter of 2020, compared with the first quarter of 2019, primarily due to higher net shared services expense, reflecting the impact of investment in infrastructure supporting business growth and costs to manage the business, higher variable compensation related to mortgage banking business production, and higher loan costs. The provision for credit losses increased $53 million (75.7 percent) in the first quarter of 2020, compared with the first quarter of 2019, due to an unfavorable change in the reserve allocation and higher net charge-offs in line with portfolio growth.

Wealth Management and Investment Services
 Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management and Fund Services. Wealth Management and Investment Services contributed $208 million of the Company’s net income in the first quarter of 2020, or a decrease of $10 million (4.6 percent) compared with the first quarter of 2019.
Net revenue increased $24 million (3.3 percent) in the first quarter of 2020, compared with the first quarter of 2019. Net interest income, on a taxable-equivalent basis, decreased $10 million (3.4 percent) in the first quarter of 2020, compared with the first quarter of 2019, primarily due to changes in funding mix, partially offset by the impact of higher interest-bearing deposit balances. Noninterest income increased $34 million (7.9 percent) in the first quarter of 2020, compared with the first quarter of 2019, primarily due to the impact of favorable market conditions over the past year and business growth on trust and investment management fees and investment product fees.
Noninterest expense increased $12 million (2.8 percent) in the first quarter of 2020, compared with the first quarter of 2019, reflecting increased net shared services expense due to technology development and higher compensation expense due to the impact of merit increases, increased staffing, and one additional work day in the first quarter of 2020, partially offset by lower corporate plan incentives and a favorable litigation settlement in the first quarter of 2020. The provision for credit losses increased $26 million in the first quarter of 2020, compared with the first quarter of 2019, reflecting an unfavorable change in the reserve allocation.
Payment Services
 Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $313 million of the Company’s net income in the first quarter of 2020, or a decrease of $9 million (2.8 percent) compared with the first quarter of 2019.
Net revenue decreased $22 million (1.5 percent) in the first quarter of 2020, compared with the first quarter of 2019. Net interest income, on a taxable-equivalent basis, increased $35 million (5.7 percent) in the first quarter of 2020, compared with the first quarter of 2019, primarily due to loan growth and higher loan fees as well as one additional day in the first quarter of 2020, partially offset by compression on loan rates. Noninterest income decreased $57 million (6.7 percent) in the first quarter of 2020, compared with the first quarter of 2019, mainly due to the impacts of
COVID-19
on consumer and business spending volume in all payments businesses including merchant processing services and corporate payment products.
Noninterest expense increased $13 million (1.7 percent) in the first quarter of 2020, compared with the first quarter of 2019, reflecting an increase in charge-back liabilities for undelivered products and services, including prepaid airline tickets, due to COVID-19 and higher software expense due to capital expenditures and acquisitions. These increases were partially offset by lower compensation expense, reflecting lower variable compensation, partially offset by merit increases, increased staffing, and one additional work day in the first quarter of 2020. The provision for credit losses decreased $24 million (8.4 percent) in the first quarter of 2020, compared with the first quarter of 2019, reflecting a favorable change in the reserve allocation, partially offset by higher net charge-offs in line with loan growth.

28	U.S. Bancorp

Treasury and Corporate Support
 Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded a net loss of $133 million in the first quarter of 2020, compared with net income of $172 million in the first quarter of 2019.
Net revenue decreased $74 million (26.1 percent) in the first quarter of 2020, compared with the first quarter of 2019. Net interest income, on a taxable-equivalent basis, decreased $43 million in the first quarter of 2020, compared with the first quarter of 2019, primarily due to changes in funding mix. Noninterest income decreased $31 million (11.6 percent) in the first quarter of 2020, compared with the first quarter of 2019, primarily due to lower equity investment income and higher credit valuation losses, partially offset by gains on the sale of certain businesses in the first quarter of 2020 and higher securities gains.
Noninterest expense increased $119 million (57.5 percent) in the first quarter of 2020, compared with the first quarter of 2019, primarily due to COVID-related expenses, higher compensation expense, reflecting the impact of increased staffing, merit increases, and stock-based compensation, and higher implementation costs of capital investments to support business growth. These increases were partially offset by lower net shared services expense and lower costs related to tax-advantaged
projects. The provision for credit losses was $159 million higher in the first quarter of 2020, compared with the first quarter of 2019, reflecting an unfavorable change in the reserve allocation due to credit risk in the current environment.
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
NON-GAAP
FINANCIAL MEASURES
In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:
•	Tangible common equity to tangible assets,

•	Tangible common equity to risk-weighted assets, and

•	Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology.

These capital measures are viewed by management as useful additional methods of evaluating the Company’s utilization of its capital held and the level of capital available to withstand unexpected negative market or economic conditions. Additionally, presentation of these measures allows investors, analysts and banking regulators to assess the Company’s capital position relative to other financial services companies. These capital measures are not defined in generally accepted accounting principles (“GAAP”), or are not currently effective or defined in banking regulations. In addition, certain of these measures differ from currently effective capital ratios defined by banking regulations principally in that the currently effective ratios, which are subject to certain transitional provisions, temporarily exclude the impact of the first quarter of 2020 adoption of accounting guidance related to impairment of financial instruments based on the current expected credit losses methodology. As a result, these capital measures disclosed by the Company may be considered non-GAAP
financial measures. Management believes this information helps investors assess trends in the Company’s capital adequacy.
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

U.S. Bancorp	29

The following table shows the Company’s calculation of these non-GAAP
financial measures:

(Dollars in Millions)	March 31, 2020	December 31, 2019
Total equity	$52,162	$52,483
Preferred stock	(5,984)	(5,984)
Noncontrolling interests	(630)	(630)
Goodwill (net of deferred tax liability) (1)	(8,958)	(8,788)
Intangible assets, other than mortgage servicing rights	(742)	(677)
Tangible common equity (a)	35,848	36,404
Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the current expected credit losses methodology implementation	36,224
Adjustments (2)	(1,377)
Common equity tier 1 capital, reflecting the full implementation of the current expected credit losses methodology (b)	34,847
Total assets	542,909	495,426
Goodwill (net of deferred tax liability) (1)	(8,958)	(8,788)
Intangible assets, other than mortgage servicing rights	(742)	(677)
Tangible assets (c)	533,209	485,961
Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company (d)	404,627	391,269
Adjustments (3)	(958)
Risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (e)	403,669

Ratios
Tangible common equity to tangible assets (a)/(c)	6.7%	7.5%
Tangible common equity to risk-weighted assets (a)/(d)	8.9	9.3
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (b)/(e)	8.6

	Three Months Ended March 31
	2020	2019
Net interest income	$3,223	$3,259
Taxable-equivalent adjustment (4)	24	27
Net interest income, on a taxable-equivalent basis	3,247	3,286

Net interest income, on a taxable-equivalent basis (as calculated above)	3,247	3,286
Noninterest income	2,525	2,291
Less: Securities gains (losses), net	50	5
Total net revenue, excluding net securities gains (losses) (f)	5,722	5,572

Noninterest expense (g)	3,316	3,087

Efficiency ratio (g)/(f)	58.0%	55.4%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes the estimated increase in the allowance for credit losses related to the adoption of the current expected credit losses methodology net of deferred taxes.
(3)	Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the current expected credit losses methodology.
(4)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

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
Allowance for Credit Losses
Management’s evaluation of the appropriate allowance for credit losses is often the most critical of all the accounting estimates for a banking institution. It is an inherently subjective process impacted by many factors as discussed throughout the Management’s Discussion and Analysis section of this Quarterly Report on Form 10-Q. Prior to January 1, 2020, the allowance for credit losses was established to provide for probable and estimable losses incurred in the Company’s credit portfolio. Effective January 1, 2020, the Company adopted new accounting guidance which changed previous impairment recognition to a model that is based

30	U.S. Bancorp

on expected losses rather than incurred losses. Refer to Note 2 of the Notes to Consolidated Financial Statements for discussion on the effect of the adoption of this guidance on the Company’s financial statements.
The methods utilized to estimate the allowance for credit losses, key assumptions and quantitative and qualitative information considered by management in determining the appropriate allowance for credit losses at March 31, 2020 are discussed in the “Credit Risk Management” section. Although methodologies utilized to determine each element of the allowance reflect management’s assessment of credit risk as identified through assessments completed of individual credits and of homogenous pools affected by material credit events, degrees of imprecision exist in these measurement tools due in part to subjective judgments involved and an inherent lag in the data available to quantify current conditions and events that affect credit loss reserve estimates. As discussed in the “Analysis and Determination of Allowance for Credit Losses” section, management considered the effect of changes in economic conditions, risk management practices, and other factors that contributed to imprecision of loss estimates in determining the allowance for credit losses. If not considered, expected losses in the credit portfolio related to imprecision and other subjective factors could have a dramatic adverse impact on the liquidity and financial viability of a banking institution.
Given the many quantitative variables and subjective factors affecting the credit portfolio, changes in the allowance for credit losses may not directly coincide with changes in the risk ratings of the credit portfolio reflected in the risk rating process. This is in part due to the timing of the risk rating process in relation to changes in the business cycle, the exposure and mix of loans within risk rating categories, levels of nonperforming loans and the timing of charge-offs and expected recoveries. The allowance for credit losses on commercial lending segment loans measures the expected loss content on the remaining portfolio exposure, while nonperforming loans and net charge-offs are measures of specific impairment events that have already been confirmed. Therefore, the degree of change in the forward-looking expected loss in the commercial lending allowance may differ from the level of changes in nonperforming loans and net charge-offs. Management maintains an appropriate allowance for credit losses by updating allowance rates to reflect changes in expected losses, including expected changes in economic or business cycle conditions.
Some factors considered in determining the appropriate allowance for credit losses are more readily quantifiable while other factors require extensive qualitative judgment. Management conducts an analysis with respect to the accuracy of risk ratings and the volatility of expected losses, and utilizes this analysis along with qualitative factors that can affect the precision of credit loss estimates, including economic conditions, such as changes in
Gross Domestic Product, unemployment or bankruptcy rates, and concentration risks, such as risks associated with specific industries, collateral valuations, and loans to highly leveraged enterprises, in determining the overall level of the allowance for credit losses.
The Company considers a range of economic scenarios in its determination of the allowance for credit losses. These scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses, and also the expectation that conditions will eventually normalize over the longer run. Scenarios worse than the Company’s expected outcome at March 31, 2020 include risks that government stimulus in response to the
COVID-19
pandemic is less broad or less effective than expected, or that a longer or more severe health crisis prolongs the downturn in economic activity, reducing the number of businesses that are ultimately able to resume operations after the crisis has passed.
The Company’s determination of the allowance for commercial lending segment loans is sensitive to the assigned credit risk ratings and expected loss rates at March 31, 2020. If 20 percent of period ending loan balances (including unfunded commitments) within each risk category of risk rated commercial lending loans experienced a downgrade to the next worse risk category, the allowance for credit losses would have increased by approximately $206 million at March 31, 2020. If quantitative loss estimates for commercial lending segment loans increased by 10 percent, the allowance for credit losses would have increased by approximately $289 million at March 31, 2020. The Company believes the allowance for credit losses appropriately considers the imprecision in estimating credit losses based on credit risk ratings and credit loss model estimates, but actual losses may differ from those estimates.
The Company’s determination of the allowance for consumer lending segment loans is sensitive to changes in estimated loss rates and estimated impairments on restructured loans. In the event that estimated losses for this segment of the loan portfolio increased by 10 percent, the allowance for credit losses would have increased by approximately $266 million at March 31, 2020. Because several quantitative and qualitative factors are considered in determining the allowance for credit losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for credit

U.S. Bancorp	31

losses. They are intended to provide insights into the impact of adverse changes in risk rating and loss model estimates and do not imply any expectation of future deterioration in the risk rating or loss rates. Given current processes employed by the Company, management believes the risk ratings and loss model estimates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company’s financial statements. Refer to the “Analysis and Determination of the Allowance for Credit Losses” section for further information.
Accounting policies related to fair value estimates, MSRs, and income taxes are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2019.
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

32	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	March 31, 2020	December 31, 2019
	(Unaudited)

Assets
Cash and due from banks	$46,805	$22,405
Available-for-sale investment securities ($623 and $269 pledged as collateral, respectively) (a)	123,681	122,613
Loans held for sale (including $4,580 and $5,533 of mortgage loans carried at fair value, respectively)	4,623	5,578
Loans
Commercial	126,317	103,863
Commercial real estate	40,980	39,746
Residential mortgages	71,175	70,586
Credit card	22,781	24,789
Other retail	57,052	57,118
Total loans	318,305	296,102
Less allowance for loan losses	(6,216)	(4,020)
Net loans	312,089	292,082
Premises and equipment	3,660	3,702
Goodwill	9,836	9,655
Other intangible assets	2,629	3,223
Other assets (including $1,237 and $951 of trading securities at fair value pledged as collateral, respectively) (a)	39,586	36,168
Total assets	$542,909	$495,426
Liabilities and Shareholders' Equity
Deposits
Noninterest-bearing	$91,432	$75,590
Interest-bearing (b)	303,422	286,326
Total deposits	394,854	361,916
Short-term borrowings	26,344	23,723
Long-term debt	52,298	40,167
Other liabilities	17,251	17,137
Total liabilities	490,747	442,943
Shareholders' equity
Preferred stock	5,984	5,984
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 3/31/20 and 12/31/19—2,125,725,742 shares	21	21
Capital surplus	8,452	8,475
Retained earnings	62,544	63,186
Less cost of common stock in treasury: 3/31/20—619,641,645 shares; 12/31/19—591,570,506 shares	(25,972)	(24,440)
Accumulated other comprehensive income (loss)	503	(1,373)
Total U.S. Bancorp shareholders' equity	51,532	51,853
Noncontrolling interests	630	630
Total equity	52,162	52,483
Total liabilities and equity	$542,909	$495,426

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

(b)	lncludes time deposits greater than $ 250,000 balances of $8.1 billion and $7.8 billion at March 31, 2020 and December 31, 2019, respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended March 31
	2020	2019
Interest Income
Loans	$3,311	$3,540
Loans held for sale	44	25
Investment securities	692	705
Other interest income	69	81
Total interest income	4,116	4,351
Interest Expense
Deposits	525	695
Short-term borrowings	71	93
Long-term debt	297	304
Total interest expense	893	1,092
Net interest income	3,223	3,259
Provision for credit losses	993	377
Net interest income after provision for credit losses	2,230	2,882
Noninterest Income
Credit and debit card revenue	304	304
Corporate payment products revenue	145	162
Merchant processing services	337	378
Trust and investment management fees	427	399
Deposit service charges	209	217
Treasury management fees	143	146
Commercial products revenue	246	219
Mortgage banking revenue	395	169
Investment products fees	49	45
Securities gains (losses), net	50	5
Other	220	247
Total noninterest income	2,525	2,291
Noninterest Expense
Compensation	1,620	1,559
Employee benefits	352	333
Net occupancy and equipment	276	277
Professional services	99	95
Marketing and business development	74	89
Technology and communications	289	257
Postage, printing and supplies	72	72
Other intangibles	42	40
Other	492	365
Total noninterest expense	3,316	3,087
Income before income taxes	1,439	2,086
Applicable income taxes	260	378
Net income	1,179	1,708
Net (income) loss attributable to noncontrolling interests	(8)	(9)
Net income attributable to U.S. Bancorp	$1,171	$1,699
Net income applicable to U.S. Bancorp common shareholders	$1,088	$1,613
Earnings per common share	$.72	$1.01
Diluted earnings per common share	$.72	$1.00
Average common shares outstanding	1,518	1,602
Average diluted common shares outstanding	1,519	1,605
See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2020	2019
Net income	$1,179	$1,708
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on investment securities available-for-sale	2,787	785
Changes in unrealized gains and losses on derivative hedges	(257)	(74)
Foreign currency translation	(13)	16
Reclassification to earnings of realized gains and losses	(6)	8
Income taxes related to other comprehensive income (loss)	(635)	(186)
Total other comprehensive income (loss)	1,876	549
Comprehensive income	3,055	2,257
Comprehensive (income) loss attributable to noncontrolling interests	(8)	(9)

Comprehensive income attributable to U.S. Bancorp	$3,047	$2,248

See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2018	1,608	$5,984	$21	$8,469	$59,065	$(20,188)	$(2,322)	$51,029	$628	$51,657
Change in accounting principle					2			2		2
Net income (loss)					1,699			1,699	9	1,708
Other comprehensive income (loss)							549	549		549
Preferred stock dividends (a)					(79)			(79)		(79)
Common stock dividends ($.37 per share)					(595)			(595)		(595)
Issuance of common and treasury stock	3			(114)		129		15		15
Purchase of treasury stock	(12)					(640)		(640)		(640)
Distributions to noncontrolling interests								–	(8)	(8)
Stock option and restricted stock grants				77				77		77
Balance March 31, 2019	1,599	$5,984	$21	$8,432	$60,092	$(20,699)	$(1,773)	$52,057	$629	$52,686
Balance December 31, 2019	1,534	$5,984	$21	$8,475	$63,186	$(24,440)	$(1,373)	$51,853	$630	$52,483
Change in accounting principle (b)					(1,099)			(1,099)		(1,099)
Net income (loss)					1,171			1,171	8	1,179
Other comprehensive income (loss)							1,876	1,876		1,876
Preferred stock dividends (c)					(78)			(78)		(78)
Common stock dividends ($.42 per share)					(636)			(636)		(636)
Issuance of common and treasury stock	3			(108)		117		9		9
Purchase of treasury stock	(31)					(1,649)		(1,649)		(1,649)
Distributions to noncontrolling interests								–	(8)	(8)
Stock option and restricted stock grants				85				85		85
Balance March 31, 2020	1,506	$5,984	$21	$8,452	$62,544	$(25,972)	$503	$51,532	$630	$52,162

(a)
Reflects dividends declared per share on the
Company's
Series A, Series B, Series F, Series H, Series J and Series K
Non-Cumulative
Perpetual Preferred Stock of $951.828, $218.75, $406.25, $321.88, $662.50 and $343.75, respectively.

(b)
Effective January 1, 2020, the Company adopted accounting guidance which changed impairment recognition of financial instruments to a model that is based on expected losses rather than incurred losses. Upon adoption, the Company increased its allowance for credit losses and reduced retained earnings net of deferred tax liabilities through a cumulative-effect adjustment.

(c)
Reflects dividends declared per share on the
Company's
Series A, Series B, Series F, Series H, Series J and Series K
Non-Cumulative
Perpetual Preferred Stock of $884.722, $221.18, $406.25, $321.88, $662.50 and $343.75, respectively.

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2020	2019
Operating Activities
Net income attributable to U.S. Bancorp	$1,171	$1,699
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	993	377
Depreciation and amortization of premises and equipment	87	80
Amortization of intangibles	42	40
(Gain) loss on sale of loans held for sale	(303)	(105)
(Gain) loss on sale of securities and other assets	(120)	(100)
Loans originated for sale in the secondary market, net of repayments	(10,882)	(6,028)
Proceeds from sales of loans held for sale	12,032	5,404
Other, net	(666)	(71)
Net cash provided by operating activities	2,354	1,296
Investing Activities
Proceeds from sales of available-for-sale investment securities	9,916	99
Proceeds from maturities of held-to-maturity investment securities	–	1,569
Proceeds from maturities of available-for-sale investment securities	5,649	1,865
Purchases of held-to-maturity investment securities	–	(1,817)
Purchases of available-for-sale investment securities	(14,937)	(3,194)
Net increase in loans outstanding	(22,272)	(1,073)
Proceeds from sales of loans	575	550
Purchases of loans	(893)	(780)
Net decrease (increase) in securities purchased under agreements to resell	788	(3,661)
Other, net	(1,085)	(102)
Net cash used in investing activities	(22,259)	(6,544)
Financing Activities
Net increase in deposits	32,938	2,612
Net increase in short-term borrowings	2,621	1,257
Proceeds from issuance of long-term debt	11,271	3,000
Principal payments or redemption of long-term debt	(156)	(3,657)
Proceeds from issuance of common stock	9	15
Repurchase of common stock	(1,660)	(648)
Cash dividends paid on preferred stock	(71)	(72)
Cash dividends paid on common stock	(647)	(597)
Net cash provided by financing activities	44,305	1,910
Change in cash and due from banks	24,400	(3,338)
Cash and due from banks at beginning of period	22,405	21,453
Cash and due from banks at end of period	$46,805	$18,115

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
Form 10-K
for the year ended December 31, 2019. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Note 2	Accounting Changes
Financial Instruments—Credit Losses
Effective January 1, 2020, the Company adopted accounting guidance, issued by the Financial Accounting Standards Board (“FASB”) in June 2016, related to the impairment of financial instruments. This guidance changes impairment recognition to a model that is based on expected losses rather than incurred losses, which is intended to result in more timely recognition of credit losses. This guidance is also intended to reduce the complexity of accounting guidance by decreasing the number of credit impairment models that entities use to account for debt instruments. In addition, the guidance requires additional credit quality disclosures for loans. Upon adoption, the Company increased its allowance for credit losses by approximately $1.5 billion and reduced retained earnings net of deferred tax balances
 by approximately $1.1
billion

through a cumulative-effect adjustment.
The Company has elected to defer the impact of the effect of the guidance at adoption plus 25 percent of its quarterly credit reserve increases over the next two years on its regulatory capital requirements, followed by a transition period to phase in the cumulative deferred impact at 25 percent per year from 2022 to 2025, as provided by rules issued by its regulators.
When determining expected losses, the Company uses multiple economic scenarios and a three-year reasonable and supportable forecast period, which incorporates historical loss experience in years two and three. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining lives of the financial instruments.
The increase in the allowance at adoption was primarily related to the commercial, credit card, installment and other retail loan portfolios where the allowance for loan losses had not previously considered the full term of the loans. The Company also recognized an additional $600 million increase in its allowance for credit losses during the first quarter of 2020 utilizing this guidance. This increase reflected deteriorating economic conditions driven by the impact of
COVID-19
on the domestic and global economies. Expected loss estimates considered both the decrease in economic activity, and the mitigating effects of government stimulus and industrywide loan modification efforts designed to limit long term effects of the pandemic event.
The increase in the allowance for credit losses resulted from the estimated impact of deteriorating economic conditions and higher unemployment, partially offset by the benefits of government stimulus programs.
The adoption of this guidance did not have a material impact on the Company’s available-for-sale
securities as most of this portfolio consists of U.S. Treasury and residential agency mortgage-backed securities that inherently have an immaterial risk of loss.
Reference Interest Rate Transition
In March 2020, the FASB issued accounting guidance, providing temporary optional expedients and exceptions to the guidance in United States generally accepted accounting principles on contract modifications and hedge accounting, to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. Under the guidance, a company can elect not to apply certain modification accounting requirements to contracts affected by reference rate transition, if certain criteria are met. A company that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. This guidance also permits a company to elect various optional expedients that would allow it to continue applying hedge accounting for hedging relationships affected by reference rate transition, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently assessing the impact of this guidance on its financial statements.

38	U.S. Bancorp

Note 3	Investment Securities

The Company’s
available-for-sale
investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity. The Company had no outstanding investment securities classified as held-to-maturity
at March 31, 2020 and December 31, 2019.
The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale
investment securities were as follows:

	March 31, 2020				December 31, 2019
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agencies	$18,518	$592	$(1)	$19,109	$19,845	$61	$(67)	$19,839
Mortgage-backed securities
Residential agency	91,962	2,297	(150)	94,109	93,903	557	(349)	94,111
Commercial agency	2,527	97	–	2,624	1,482	–	(29)	1,453
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	2	–	2	–	1	–	1
Other	367	7	–	374	375	7	–	382
Obligations of state and political subdivisions	7,064	391	(1)	7,454	6,499	318	(3)	6,814
Obligations of foreign governments	5	–	–	5	9	–	–	9
Corporate debt securities	4	–	–	4	4	–	–	4
Total available-for-sale	$120,447	$3,386	$(152)	$123,681	$122,117	$944	$(448)	$122,613

Investment securities with a fair value of $10.6 billion at March 31, 2020, and $8.4 billion at December 31, 2019, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $623 million at March 31, 2020, and $269 million at December 31, 2019.

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

Three Months Ended March 31 (Dollars in Millions)	2020	2019
Taxable	$640	$650
Non-taxable	52	55
Total interest income from investment securities	$692	$705

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale
investment securities:

Three Months Ended March 31 (Dollars in Millions)	2020	2019
Realized gains	$73	$5
Realized losses	(23)	–
Net realized gains (losses)	$50	$5
Income tax (benefit) on net realized gains (losses)	$13	$1

The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at March 31, 2020.

U.S. Bancorp	39

At March 31, 2020, certain investment securities had a fair value below amortized cost.
The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2020:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$47	$(1)	$–	$–	$47	$(1)
Residential agency mortgage-backed securities	4,716	(68)	6,150	(82)	10,866	(150)
Other asset-backed securities	–	–	2	–	2	–
Obligations of state and political subdivisions	186	(1)	–	–	186	(1)
Corporate debt securities	4	–	–	–	4	–
Total investment securities	$4,953	$(70)	$6,152	$(82)	$11,105	$(152)

These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed, or otherwise supported by the United States government. The
Company's
obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2020, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the three months ended March 31, 2020, the Company did not purchase any available-for-sale securities that had more-than-insignificant credit deterioration.

40	U.S. Bancorp

The following table provides information about the amortized cost, fair value and yield by maturity date of the available-for-sale investment securities outstanding at March 31, 2020:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$4,745	$4,784	.5	1.62%
Maturing after one year through five years	10,977	11,339	2.3	1.65
Maturing after five years through ten years	2,796	2,986	7.3	1.94
Maturing after ten years	–	–	–	–
Total	$18,518	$19,109	2.6	1.69%
Mortgage-Backed Securities (a)
Maturing in one year or less	$193	$193	.6	2.28%
Maturing after one year through five years	88,861	91,022	3.1	2.33
Maturing after five years through ten years	5,333	5,417	7.3	1.83
Maturing after ten years	102	101	12.1	2.21
Total	$94,489	$96,733	3.4	2.31%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%
Maturing after one year through five years	367	373	3.0	3.05
Maturing after five years through ten years	–	1	6.0	1.52
Maturing after ten years	–	2	13.8	2.41
Total	$367	$376	3.0	3.04%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$32	$33	.1	6.01%
Maturing after one year through five years	852	884	2.7	4.39
Maturing after five years through ten years	6,004	6,358	7.0	4.21
Maturing after ten years	176	179	12.6	4.21
Total	$7,064	$7,454	6.6	4.24%
Other
Maturing in one year or less	$9	$9	.3	2.44%
Maturing after one year through five years	–	–	–	–
Maturing after five years through ten years	–	–	–	–
Maturing after ten years	–	–	–	–
Total	$9	$9	.3	2.44%
Total investment securities (d)	$120,447	$123,681	3.4	2.33%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.

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

(d)	The weighted-average maturity of total available-for-sale investment securities was 4.2 years at December 31, 2019, with a corresponding weighted-average yield of 2.38 percent.

(e)
Weighted-average yields for obligations of state and political subdivisions are presented on a fully-taxable equivalent basis based on a federal income tax rate of 21 percent. Yields on investment securities are computed based on amortized cost balances.

U.S. Bancorp	41

Note 4	Loans and Allowance for Credit Losses
The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	March 31, 2020		December 31, 2019
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$120,670	37.9%	$98,168	33.2%
Lease financing	5,647	1.8	5,695	1.9
Total commercial	126,317	39.7	103,863	35.1
Commercial Real Estate
Commercial mortgages	30,124	9.5	29,404	9.9
Construction and development	10,856	3.4	10,342	3.5
Total commercial real estate	40,980	12.9	39,746	13.4
Residential Mortgages
Residential mortgages	60,708	19.1	59,865	20.2
Home equity loans, first liens	10,467	3.3	10,721	3.6
Total residential mortgages	71,175	22.4	70,586	23.8
Credit Card	22,781	7.1	24,789	8.4
Other Retail
Retail leasing	8,495	2.7	8,490	2.9
Home equity and second mortgages	14,836	4.6	15,036	5.1
Revolving credit	2,786	.9	2,899	1.0
Installment	11,540	3.6	11,038	3.7
Automobile	19,189	6.0	19,435	6.5
Student	206	.1	220	.1
Total other retail	57,052	17.9	57,118	19.3
Total loans	$318,305	100.0%	$296,102	100.0%

The Company had loans of $96.5 billion at March 31, 2020, and $96.2 billion at December 31, 2019, pledged at the Federal Home Loan Bank, and loans of $75.5 billion at March 31, 2020, and $76.3 billion at December 31, 2019, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $744 million at March 31, 2020 and $781 million at December 31, 2019. All purchased loans are recorded at fair value at the date of purchase. Beginning January 1, 2020, the Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated (“PCD”) loans. All other purchased loans are considered non-purchased
credit deteriorated loans.
The Company offers a broad array of lending products and categorizes its loan portfolio into two segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s two loan portfolio segments are commercial lending and consumer lending.
Allowance for Credit Losses
Effective January 1, 2020, the allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolio, including unfunded credit commitments. Prior to January 1, 2020, the allowance for credit losses was established based on an incurred loss model. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs, inclusive of expected recoveries. Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. The allowance considers expected losses for the remaining lives of the applicable assets. Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which incorporates historical loss experience in years two and three. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining lives. The economic scenarios are updated at least quarterly and are designed to provide a range of reasonable estimates, both better and worse than current expectations. Scenarios are weighted based on the Company’s expectation of future conditions. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions.
The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include loan and borrower characteristics, such as internal risk

42	U.S. Bancorp

ratings on commercial
loans and consumer credit scores, delinquency status, collateral type and available valuation information, consideration of end-of-term losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses. For each loan portfolio, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions that would affect the accuracy of the model. The results of the analysis are evaluated quarterly to confirm the estimates are appropriate for each loan portfolio. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off, or expected recoveries on collateral dependent loans where recovery is expected through sale of the collateral. The allowance recorded for individually evaluated loans greater than $5 million in the commercial lending segment is based on an analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans.
The allowance recorded for Troubled Debt Restructuring (“TDR”) loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool. TDRs do not include loan modifications granted to customers resulting directly from the economic effects
of the COVID-19 pandemic. The allowance for collateral-dependent loans in the consumer lending segment is determined based on the fair value of the collateral less costs to sell and any expected future write-offs or recoveries. The allowance for credit losses on consumer lending segment TDR loans includes the consideration of subsequent payment defaults since modification, the borrower’s ability to pay under the restructured terms, and the timing and amount of payments. With respect to the commercial lending segment, TDRs may be collectively evaluated for impairment where observed performance history, including defaults, is a primary driver of the loss allocation. For commercial TDRs individually evaluated for impairment, attributes of the borrower are the primary factors in determining the allowance for credit losses. However, historical loss experience is also incorporated into the allowance methodology applied to this category of loans.
Beginning January 1, 2020, when a loan portfolio is purchased, an allowance is established for those loans considered purchased with more-than-insignificant credit deterioration, or PCD loans, and those not considered purchased with more-than-insignificant credit deterioration. The allowance established for each population considers product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status, refreshed loan-to-value ratios when possible, and portfolio growth. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans are recognized through provision expense, with future charge-offs charged to the allowance.
The Company’s methodology for determining the appropriate allowance for credit losses for each loan segment also considers the imprecision inherent in the methodologies used. As a result, amounts determined under the methodologies described above are adjusted by management to consider the potential impact of other qualitative factors which include, but are not limited to, the following: model imprecision, imprecision in economic scenario assumptions, and emerging risks related to either changes in the environment that are affecting specific portfolio segments, or changes in portfolio concentrations over time that may affect model performance. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses specific to each portfolio class.
The Company also assesses the credit risk associated with off-balance sheet loan commitments, letters of credit, investment securities and derivatives. Credit risk associated with derivatives is reflected in the fair values recorded for those positions. The liability for off-balance sheet credit exposure related to loan commitments and other credit guarantees is included in other liabilities. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments.

U.S. Bancorp	43

Activity in the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
Balance at December 31, 2019	$1,484	$799	$433	$1,128	$647	$4,491
Add
Change in accounting principle (a)	378	(122)	(30)	872	401	1,499
Provision for credit losses	452	162	10	246	123	993
Deduct
Loans charged-off	88	—	8	274	121	491
Less recoveries of loans charged-off	(14)	(2)	(7)	(40)	(35)	(98)
Net loans charged-off	74	(2)	1	234	86	393
Balance at March 31, 2020	$2,240	$841	$412	$2,012	$1,085	$6,590
Balance at December 31, 2018	$1,454	$800	$455	$1,102	$630	$4,441
Add
Provision for credit losses	64	12	(7)	238	70	377
Deduct
Loans charged-off	111	1	8	257	96	473

Less recoveries of loans charged-off	(38)	(1)	(5)	(32)	(30)	(106)
Net loans charged-off	73	–	3	225	66	367
Balance at March 31, 2019	$1,445	$812	$445	$1,115	$634	$4,451

(a)
Effective January 1, 2020, the Company adopted accounting guidance which changed impairment recognition of financial instruments to a model that is based on expected losses rather than incurred losses.

The increase in the allowance for credit losses from December 31, 2019 to March 31, 2020 reflected the adoption of new accounting guidance and deteriorating economic conditions driven by the impact of
COVID-19
on the domestic and global economies. Expected loss estimates consider both the decrease in economic activity, and the mitigating effects of government stimulus and industrywide loan modification efforts designed to limit long term effects of the pandemic.
The increase in the allowance for credit losses resulted from the estimated impact of deteriorating economic conditions and higher unemployment, partially offset by the benefits of government stimulus programs.
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

44	U.S. Bancorp

believed to be collectible. In certain circumstances, loans in any class may be restored to accrual status, such as when a loan has demonstrated sustained repayment performance or no amounts are past due and prospects for future payment are no longer in doubt; or when the loan becomes well secured and is in the process of collection. Loans where there has been a partial charge-off
may be returned to accrual status if all principal and interest (including amounts previously charged-off)
is expected to be collected and the loan is current. Generally, purchased credit deteriorated loans are considered accruing loans. However, the timing and amount of future cash flows for some loans is not reasonably estimable, and those loans are classified as nonaccrual loans with interest income not recognized until the timing and amount of the future cash flows can be reasonably estimated.
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming (b)	Total
March 31, 2020
Commercial	$125,576	$352	$80	$309	$126,317
Commercial real estate	40,795	82	2	101	40,980
Residential mortgages (a)	70,660	164	108	243	71,175
Credit card	22,194	293	294	–	22,781
Other retail	56,408	387	95	162	57,052
Total loans	$315,633	$1,278	$579	$815	$318,305
December 31, 2019
Commercial	$103,273	$307	$79	$204	$103,863
Commercial real estate	39,627	34	3	82	39,746
Residential mortgages (a)	70,071	154	120	241	70,586
Credit card	24,162	321	306	–	24,789
Other retail	56,463	393	97	165	57,118
Total loans	$293,596	$1,209	$605	$692	$296,102

(a)
At March 31, 2020, $396 million of loans 30–89 days past due and $1.6 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $428 million and $1.7 billion at December 31, 2019, respectively.

(b)
Substantially all nonperforming loans at March 31, 2020 and December 31, 2019, had an associated allowance for credit losses. The Company recognized $4 million and $5 million of interest income on nonperforming loans for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”) was

$67 million, compared with $74 million at December 31, 2019. These amounts exclude $122 million and $155 million at March 31, 2020 and December 31, 2019, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at March 31, 2020 and December 31, 2019, was $1.4 billion and $1.5 billion, respectively, of which $1.1 billion and $1.2 billion, respectively, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

U.S. Bancorp	4 5

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	March 31, 2020					December 31, 2019
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total	Pass	Special Mention	Classified (a)	Total Criticized	Total
Commercial
Originated in 2020	$13,238	$392	$85	$477	$13,715	$–	$–	$–	$–	$–
Originated in 2019	35,323	846	275	1,121	36,444	33,550	174	222	396	33,946
Originated in 2018	23,843	991	369	1,360	25,203	21,394	420	136	556	21,950
Originated in 2017	10,983	318	192	510	11,493	10,464	165	97	262	10,726
Originated in 2016	5,236	85	37	122	5,358	4,984	10	37	47	5,031
Originated prior to 2016	4,745	148	125	273	5,018	5,151	86	96	182	5,333
Revolving	27,904	911	271	1,182	29,086	26,307	292	278	570	26,877
Total commercial	121,272	3,691	1,354	5,045	126,317	101,850	1,147	866	2,013	103,863

Commercial real estate
Originated in 2020	2,824	339	20	359	3,183	–	–	–	–	–
Originated in 2019	12,058	705	208	913	12,971	12,976	108	108	216	13,192
Originated in 2018	8,367	705	100	805	9,172	9,455	71	56	127	9,582
Originated in 2017	4,721	568	98	666	5,387	5,863	99	64	163	6,026
Originated in 2016	3,242	215	74	289	3,531	3,706	117	60	177	3,883
Originated prior to 2016	4,314	189	134	323	4,637	4,907	78	101	179	5,086
Revolving	2,072	23	4	27	2,099	1,965	11	1	12	1,977
Total commercial real estate	37,598	2,744	638	3,382	40,980	38,872	484	390	874	39,746

Residential mortgages (b)
Originated in 2020	5,108	–	–	–	5,108	–	–	–	–	–
Originated in 2019	17,909	–	3	3	17,912	18,819	2	1	3	18,822
Originated in 2018	8,211	–	11	11	8,222	9,204	–	11	11	9,215
Originated in 2017	8,961	–	17	17	8,978	9,605	–	21	21	9,626
Originated in 2016	10,779	–	29	29	10,808	11,378	–	29	29	11,407
Originated prior to 2016	19,821	–	326	326	20,147	21,168	–	348	348	21,516
Total residential mortgages	70,789	–	386	386	71,175	70,174	2	410	412	70,586

Credit card (c)	22,487	–	294	294	22,781	24,483	–	306	306	24,789

Other retail
Originated in 2020	4,172	–	1	1	4,173	–	–	–	–	–
Originated in 2019	14,747	–	14	14	14,761	15,907	–	11	11	15,918
Originated in 2018	9,308	–	24	24	9,332	10,131	–	23	23	10,154
Originated in 2017	6,836	–	26	26	6,862	7,907	–	28	28	7,935
Originated in 2016	3,096	–	16	16	3,112	3,679	–	20	20	3,699
Originated prior to 2016	2,866	–	22	22	2,888	3,274	–	28	28	3,302
Revolving	15,336	8	125	133	15,469	15,509	10	138	148	15,657
Revolving converted to term	442	–	33	33	455	418	–	35	35	453
Total other retail	56,783	8	261	269	57,052	56,825	10	283	293	57,118
Total loans	$308,929	$6,443	$2,933	$9,376	$318,305	$292,204	$1,643	$2,255	$3,898	$296,102
Total outstanding commitments	$623,649	$8,604	$3,560	$12,164	$635,813	$619,224	$2,451	$2,873	$5,324	$624,548

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)
At March 31, 2020, $1.6 billion of GNMA loans 90 days or more past due and $1.6 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $1.7 billion and $1.6 billion at December 31, 2018, respectively.

(c)	All credit card loans are considered revolving loans.
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

46	U.S. Bancorp

The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2020			2019
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Commercial	999	$99	$101	913	$36	$29
Commercial real estate	27	21	21	20	47	46
Residential mortgages	90	10	10	96	14	13
Credit card	8,415	46	47	9,648	50	51
Other retail	655	15	14	573	11	10
Total loans, excluding loans purchased from GNMA mortgage pools	10,186	191	193	11,250	158	149
Loans purchased from GNMA mortgage pools	1,904	266	260	1,538	203	195
Total loans	12,090	$457	$453	12,788	$361	$344
Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the first quarter of 2020, at March 31, 2020, 39 residential mortgages, 22 home equity and second mortgage loans and 1,024 loans purchased from GNMA mortgage pools with outstanding balances of $5 million, $2 million and $141 million, respectively, were in a trial period and have estimated post-modification balances of $5 million, $2 million and $140 million, respectively, assuming permanent modification occurs at the end of the trial period.
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
Loan modifications or concessions granted to borrowers resulting directly from the effects of the
COVID-19
pandemic, who were otherwise in current payment status, are not considered to be TDRs. As of March 31, 2020, the Company had approved modifications to
approximately $3.1 billion of loan
s
included on its consolidated balance sheet related to borrowers impacted by the
COVID-19
pandemic, consisting primarily of payment deferrals of 90 days or less on loans within the consumer lending segment.

U.S. Bancorp	47

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off
or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2020		2019
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Commercial	287	$20	234	$5
Commercial real estate	16	10	8	6
Residential mortgages	13	1	96	10
Credit card	2,070	10	2,054	9
Other retail	108	1	147	7
Total loans, excluding loans purchased from GNMA mortgage pools	2,494	42	2,539	37
Loans purchased from GNMA mortgage pools	304	41	124	17
Total loans	2,798	$83	2,663	$54

In addition to the defaults in the table above, the Company had a total of 137 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months ended March 31, 2020, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $19 million for the three months ended March 31, 2020.
As of March 31, 2020, the Company had $119 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified in troubled debt restructurings.

Note 5	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities

The Company transfers financial assets in the normal course of business. The majority of the Company’s financial asset transfers are residential mortgage loan sales primarily to government-sponsored enterprises (“GSEs”), transfers of tax-advantaged
investments, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. Guarantees provided to certain third parties in connection with the transfer of assets are further discussed in Note 1
5
.
For loans sold under participation agreements, the Company also considers whether the terms of the loan participation agreement meet the accounting definition of a participating interest. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. Any gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the consideration received, and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests that continue to be held by the Company are initially recognized at fair value. For further information on mortgage servicing rights (“MSRs”), refer to Note
6
. On a limited basis, the Company may acquire and package high-grade corporate bonds for select corporate customers, in which the Company generally has no continuing involvement with these transactions. Additionally, the Company is an authorized GNMA issuer and issues GNMA securities on a regular basis. The Company has no other asset securitizations or similar asset-backed financing arrangements that are off-balance
sheet.
The Company also provides financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company provided $8 million and $7 million of support to the funds during the three months ended March 31, 2020 and 2019, respectively.
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
tax-advantaged
investments in tax expense of

$
150
 million and $
145
 million for the three months ended March
31
,
2020
and
2019
, respectively. The

Company also recognized $
99
 million and $
84
 million of investment tax

48	U.S. Bancorp

credits for the three months ended March 31, 2020 and 2019, respectively. The Company recognized $142 million and $132 million of expenses related to all of these investments for the three months ended March 31, 2020 and 2019, respectively, of which $101 million and $81 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.
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
The following table provides a summary of investments in community development and tax-advantaged
VIEs that the Company has not consolidated:

(Dollars in Millions)	March 31, 2020	December 31, 2019
Investment carrying amount	$6,147	$6,148
Unfunded capital and other commitments	2,833	2,938
Maximum exposure to loss	12,453	12,118

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $34 million at March 31, 2020 and $31 million at December 31, 2019. The maximum exposure to loss related to these VIEs was $56 million at March 31, 2020 and $55 million at December 31, 2019, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $86 million at March 31, 2020, compared with less than $1 million to $87 million at December 31, 2019.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At March 31, 2020, approximately $3.7 billion of the Company’s assets and $2.9 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged
investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $4.0 billion and $3.2 billion, respectively, at December 31, 2019. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
The Company also sponsors a conduit to which it previously transferred high-grade investment securities. The Company consolidates the conduit because of its ability to manage the activities of the conduit. At March 31, 2020, $13 million of the available-for-sale investment securities on the Company’s Consolidated Balance Sheet were related to the conduit, compared with $12 million at December 31, 2019.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At March 31, 2020, $3.1 billion of available-for-sale
investment securities and $1.6 billion of short-term borrowings on the Consolidated

U.S. Bancorp	49

Balance Sheet were related to the tender option bond program, compared with $3.0 billion of available-for-sale
 investment securities and $2.7 billion of short-term borrowings at December 31, 2019.

Note 6	Mortgage Servicing Rights

The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $226.7 billion of residential mortgage loans for others at March 31, 2020, and $226.0 billion at December 31, 2019, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net gains of $25 million and $11 million for the three months ended March 31, 2020 and 2019, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $186 million and $179 million for the three months ended March 31, 2020 and 2019, respectively. Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended March 31
(Dollars in Millions)	2020	2019
Balance at beginning of period	$2,546	$2,791
Rights purchased	5	1
Rights capitalized	201	78
Rights sold (a)	1	–
Changes in fair value of MSRs
Due to fluctuations in market interest rates ( b )	(743)	(119)
Due to revised assumptions or models ( c )	17	11
Other changes in fair value ( d )	(140)	(106)
Balance at end of period	$1,887	$2,656

(a)	MSRs sold in 2020 include those having a negative fair value, resulting from the loans being severely delinquent.

(b)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.

(c)
Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income and option adjusted spread, as well as the impact of any model changes.

(d)	Primarily represents changes due to realization of expected cash flows over time (decay).

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	March 31, 2020						December 31, 2019
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(447)	$(291)	$(163)	$168	$337	$663	$(663)	$(316)	$(153)	$141	$269	$485
Derivative instrument hedges	590	286	145	(150)	(307)	(657)	613	306	152	(143)	(279)	(550)
Net sensitivity	$143	$(5)	$(18)	$18	$30	$6	$(50)	$(10)	$(1)	$(2)	$(10)	$(65)

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

50	U.S. Bancorp

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	March 31, 2020				December 31, 2019
(Dollars in Millions)	HFA	Government	Conventional (d)	Total	HFA	Government	Conventional (d)	Total
Servicing portfolio (a)	$45,073	$34,836	$144,211	$224,120	$44,906	$35,302	$143,310	$223,518
Fair value	$396	$349	$1,142	$1,887	$486	$451	$1,609	$2,546
Value (bps) (b)	88	100	79	84	108	128	112	114
Weighted-average servicing fees (bps)	34	39	29	31	34	39	28	31
Multiple (value/servicing fees)	2.55	2.54	2.77	2.68	3.15	3.29	4.00	3.67
Weighted-average note rate	4.63%	3.97%	4.05%	4.15%	4.65%	3.99%	4.07%	4.17%
Weighted-average age (in years)	3.8	5.0	4.8	4.6	3.7	4.9	4.8	4.6
Weighted-average expected
prepayment (constant prepayment rate)	16.2%	19.5%	20.7%	19.6%	12.2%	13.7%	12.2%	12.4%
Weighted-average expected life (in years)	5.1	4.2	3.8	4.1	6.5	5.7	5.9	6.0
Weighted-average option adjusted spread (c)	8.3%	7.8%	6.7%	7.3%	8.4%	7.9%	6.9%	7.3%

(a)	Represents principal balance of mortgages having corresponding MSR asset.

(b)	Calculated as fair value divided by the servicing portfolio.

(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.

(d)	Represents loans sold primarily to GSEs.

Note 7	Preferred Stock

At March 31, 2020 and December 31, 2019, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	March 31, 2020				December 31, 2019
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Total preferred stock (a)	209,510	$6,176	$192	$5,984	209,510	$6,176	$192	$5,984

(a)	The par value of all shares issued and outstanding at March 31, 2020 and December 31, 2019, was $1.00 per share.

Note 8	Accumulated Other Comprehensive Income (Loss)
Shareholders' equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders' equity for the three months ended March 31, is as follows:

(Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2020
Balance at beginning of period	$379	$–	$(51)	$(1,636)	$(65)	$(1,373)
Changes in unrealized gains and losses	2,787	–	(257)	–	–	2,530
Foreign currency translation adjustment (a)	–	–	–	–	(13)	(13)
Reclassification to earnings of realized gains and losses	(50)	–	13	31	–	(6)
Applicable income taxes	(692)	–	62	(8)	3	(635)
Balance at end of period	$2,424	$–	$(233)	$(1,613)	$(75)	$503
2019
Balance at beginning of period	$(946)	$14	$112	$(1,418)	$(84)	$(2,322)
Changes in unrealized gains and losses	785	–	(74)	–	–	711
Foreign currency translation adjustment (a)	–	–	–	–	16	16
Reclassification to earnings of realized gains and losses	(5)	(1)	(8)	22	–	8
Applicable income taxes	(197)	–	21	(6)	(4)	(186)
Balance at end of period	$(363)	$13	$51	$(1,402)	$(72)	$(1,773)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company's investment in foreign operations and related hedges.

U.S. Bancorp	51

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings for the three months ended March 31, is as follows:

	Impact to Net Income		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2020	2019
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$50	$5	Securities gains (losses), net
	(13)	(2)	Applicable income taxes
	37	3	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	–	1	Interest income
	–	–	Applicable income taxes
	–	1	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(13)	8	Interest expense
	3	(2)	Applicable income taxes
	(10)	6	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(31)	(22)	Other noninterest expense
	8	6	Applicable income taxes
	(23)	(16)	Net-of-tax
Total impact to net income	$4	$(6)

Note 9	Earnings Per Share
The components of earnings per share were:

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2020	2019
Net income attributable to U.S. Bancorp	$1,171	$1,699
Preferred dividends	(78)	(79)
Earnings allocated to participating stock awards	(5)	(7)
Net income applicable to U.S. Bancorp common shareholders	$1,088	$1,613
Average common shares outstanding	1,518	1,602
Net effect of the exercise and assumed purchase of stock awards	1	3
Average diluted common shares outstanding	1,519	1,605
Earnings per common share	$.72	$1.01
Diluted earnings per common share	$.72	$1.00
Options outstanding at March 31, 2020 and 2019, to purchase 1 million common shares, were not included in the computation of diluted earnings per share for the three months ended March 31, 2020 and 2019, because they were antidilutive.

Note 10	Employee Benefits
The components of net periodic benefit cost for the Company's retirement plans were:

	Three Months Ended March 31
	Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2020	2019	2020	2019
Service cost	$59	$48	$–	$–
Interest cost	58	62	1	1
Expected return on plan assets	(101)	(95)	(1)	(1)
Prior service cost (credit) amortization	–	–	(1)	(1)
Actuarial loss (gain) amortization	34	24	(2)	(1)
Net periodic benefit cost (a)	$50	$39	$(3)	$(2)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

52	U.S. Bancorp

Note 11	Income Taxes
The components of income tax expense were:

	Three Months Ended March 31
(Dollars in Millions)	2020	2019
Federal
Current	$315	$220
Deferred	(106)	116
Federal income tax	209	336
State
Current	70	30
Deferred	(19)	12

State income tax	51	42
Total income tax provision	$260	$378
A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended March 31
(Dollars in Millions)	2020	2019
Tax at statutory rate	$302	$438
State income tax, at statutory rates, net of federal tax benefit	59	84
Tax effect of
Tax credits and benefits, net of related expenses	(102)	(103)
Exam resolutions	–	(49)
Tax-exempt income	(29)	(32)
Other items	30	40
Applicable income taxes	$260	$378
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2020, federal tax examinations for all years ending through December 31, 2010, and years ending December 31, 2013, and December 31, 2014 are completed and resolved. The Company's tax returns for the years ended December 31, 2011, 2012, 2015, 2016, 2017 and 2018 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $223 million at March 31, 2020 and $382 million at December 31, 2019.

U.S. Bancorp	53

Note 12	Derivative Instruments
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

cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At March 31, 2020, the Company had $233 million
(net-of-tax)
of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $51 million
(net-of-tax)
of realized and unrealized
losses
at December 31, 2019. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2020 and the next 12 months are losses of $103 million
(net-of-tax)
and $144
 million
(net-of-tax),
respectively. All cash flow hedges were highly effective for the three months ended March 31, 2020.
Net Investment Hedges
 The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative
debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative
debt instruments designated as net investment hedges was $1.3 billion at March 31, 2020 and December 31, 2019.
Other Derivative Positions
 The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced
securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to mortgage loans held for sale (“MLHFS”) and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, swaptions, forward commitments to buy TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. The Company mitigates the market and liquidity risk associated with these customer derivatives by entering into similar offsetting positions with broker-dealers, or on a portfolio basis by entering into other derivative or non-derivative
financial instruments that partially or fully offset the exposure from these customer-related positions. The Company’s customer derivatives and related hedges are monitored and reviewed by the Company’s Market Risk Committee, which establishes policies for market risk management, including exposure limits for each portfolio. The Company also has derivative contracts that are created through its operations, including certain unfunded mortgage loan commitments and swap agreements related to the sale of a portion of its Class B common and preferred shares of Visa Inc. Refer to Note 14 for further information on these swap agreements.

54	U.S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2020
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$24,200	$–	3.61	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	8,682	45	2.55
Net investment hedges
Foreign exchange forward contracts	58	–	.04	214	1	.04
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	21,970	484	.05	15,091	339	.04
Sell	3,542	75	.03	29,313	316	.60
Options
Purchased	3,830	87	5.24	200	–	.51
Written	4,201	140	.16	5,873	161	2.36
Receive fixed/pay floating swaps	16,135	–	8.63	2,032	–	7.09
Pay fixed/receive floating swaps	1,827	–	13.48	10,044	–	6.03
Foreign exchange forward contracts	355	10	.03	350	4	.05
Equity contracts	92	4	.28	19	4	.14
Other (a)	1,031	29	.01	2,820	181	1.43
Total	$77,241	$829		$74,638	$1,051
December 31, 2019
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$18,300	$–	3.89	$4,900	$–	3.49
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	1,532	–	6.06	7,150	10	2.11
Net investment hedges
Foreign exchange forward contracts	–	–	–	287	3	.04
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	5,409	17	.08	5,477	11	.07
Sell	16,333	13	.81	8,113	25	.03
Options
Purchased	10,180	79	2.97	–	–	–
Written	1,270	30	.08	4,238	81	2.07
Receive fixed/pay floating swaps	4,408	–	5.99	5,316	–	13.04
Pay fixed/receive floating swaps	1,259	–	5.67	4,497	–	6.03
Foreign exchange forward contracts	113	1	.05	467	6	.04
Equity contracts	128	2	.45	20	–	1.06
Other (a)	34	–	.01	1,823	165	2.45
Total	$58,966	$142		$42,288	$301

(a)
Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted-average remaining maturity of $1.8 billion, $153 million and 2.25 years at March 31, 2020, respectively, compared to $1.8 billion, $165 million and 2.50 years at December 31, 2019, respectively. In addition, includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $1.0
b
illion at March 31, 2020, and $34 million at December 31, 2019.

U.S. Bancorp	55

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2020
Interest rate contracts
Receive fixed/pay floating swaps	$143,179	$4,551	5.29	$1,947	$5	9.45
Pay fixed/receive floating swaps	2,121	–	8.39	137,866	1,515	5.08
Other (a)	6,641	2	3.82	8,423	3	3.42
Options
Purchased	59,554	94	1.47	3,624	347	11.56
Written	3,722	348	11.41	53,430	67	1.35
Futures
Buy	4,324	1	.49	–	–	–
Sell	–	–	–	5,518	15	1.05
Foreign exchange rate contracts
Forwards, spots and swaps	36,781	1,516	.90	36,703	1,497	1.07
Options
Purchased	1,345	43	.64	–	–	–
Written	–	–	–	1,345	43	.64
Credit contracts	4,154	12	3.79	6,898	18	4.22
Total	$261,821	$6,567		$255,754	$3,510
December 31, 2019
Interest rate contracts
Receive fixed/pay floating swaps	$108,560	$1,865	4.83	$31,544	$88	3.83
Pay fixed/receive floating swaps	28,150	30	3.83	101,078	753	4.55
Other (a)	6,895	1	3.45	6,218	2	2.98
Options
Purchased	46,406	43	2.06	12,804	47	1.25
Written	6,901	49	1.93	49,741	41	1.82
Futures
Buy	894	–	.21	–	–	–
Sell	3,874	1	1.18	1,995	–	1.04
Foreign exchange rate contracts
Forwards, spots and swaps	36,350	748	.97	36,671	729	1.07
Options
Purchased	1,354	17	.54	–	–	–
Written	–	–	–	1,354	17	.54
Credit contracts	2,879	1	3.28	7,488	5	4.33
Total	$242,263	$2,755		$248,893	$1,682

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings
(net-of-tax)
for the three months ended March 31:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2020	2019	2020	2019
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$(192)	$(55)	$(10)	$6
Net investment hedges
Foreign exchange forward contracts	16	2	–	–
Non-derivative debt instruments	25	16	–	–

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.

56	U.S. Bancorp

The table below shows the effect of fair value and cash flow hedge accounting included in interest expense on the Consolidated Statement of Income for the three months ended March 31:

(Dollars in Millions)	2020	2019
Total amount of interest expense presented in the Consolidated Statement of Income	$893	$1,092

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	(1,035)	(21)
Hedged items	1,028	21
Cash Flow hedges
Interest rate contract derivatives	13	(8)

Note:
The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company did not reclassify gains or losses into earnings as a result of the discontinuance of cash flow hedges during the three months ended March 31, 2020 and 2019.

The table below shows cumulative hedging adjustments and the carrying amount of assets (liabilities) designated in fair value hedges:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Line Item in the Consolidated Balance Sheet
Long-term Debt	$25,223	$23,195	$1,064	$35

(a)	The cumulative hedging adjustment related to discontinued hedging relationships was $(7) million at March 31, 2020 and December 31, 2019.

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions for the three months

e
nded March 31:

(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2020	2019
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue/ Other noninterest income	$(75)	$(17)
Purchased and written options	Mortgage banking revenue	280	67
Swaps	Mortgage banking revenue	729	111
Foreign exchange forward contracts	Other noninterest income	17	(6)
Equity contracts	Compensation expense	(4)	(1)
Other	Other noninterest income	(1)	1
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	(22)	20
Purchased and written options	Commercial products revenue	17	4
Futures	Commercial products revenue	(18)	(1)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	17	18
Credit contracts	Commercial products revenue	18	(3)

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

U.S. Bancorp	57

statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in

the
collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at March 31, 2020, was $1.5
b
illion. At March 31, 2020, the Company had $1.2
b
illion of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral
over-the-counter
trades, certain interest rate derivatives and credit contracts required to b
e
centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $669.5 billion total notional amount of derivative positions at March 31, 2020, $315.7 billion related to bilateral
over-the-counter
trades, $327.6
 billion related to those centrally cleared through clearinghouses and $26.2 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party.
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

58	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
March 31, 2020
Repurchase agreements
U.S. Treasury and agencies	$185	$–	$–	$–	$185
Residential agency mortgage-backed securities	339	276	–	–	615
Corporate debt securities	845	–	–	–	845
Total repurchase agreements	1,369	276	–	–	1,645
Securities loaned
Corporate debt securities	151	–	–	–	151
Total securities loaned	151	–	–	–	151
Gross amount of recognized liabilities	$1,520	$276	$–	$–	$1,796
December 31, 2019
Repurchase agreements
U.S. Treasury and agencies	$289	$–	$–	$–	$289
Residential agency mortgage-backed securities	266	–	–	–	266
Corporate debt securities	610	–	–	–	610
Total repurchase agreements	1,165	–	–	–	1,165
Securities loaned
Corporate debt securities	50	–	–	–	50
Total securities loaned	50	–	–	–	50
Gross amount of recognized liabilities	$1,215	$–	$–	$–	$1,215

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
The Company has elected to offset the assets and liabilities under netting arrangements for the balance sheet presentation of the majority of its derivative counterparties. The netting occurs at the counterparty level, and includes all assets and liabilities related to the derivative contracts, including those associated with cash collateral received or delivered. The Company has not elected to offset the assets and liabilities under netting arrangements for the balance sheet presentation of repurchase/reverse repurchase and securities loaned/borrowed transactions
.
The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

(Dollars in Millions)	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Received (c)
March 31, 2020
Derivative assets (d)	$7,144	$(3,099)	$4,045	$(147)	$(313)	$3,585
Reverse repurchase agreements	233	–	233	(173)	(60)	–
Securities borrowed	1,583	–	1,583	–	(1,555)	28
Total	$8,960	$(3,099)	$5,861	$(320)	$(1,928)	$3,613
December 31, 2019
Derivative assets (d)	$2,857	$(982)	$1,875	$(80)	$(116)	$1,679
Reverse repurchase agreements	1,021	–	1,021	(152)	(869)	–
Securities borrowed	1,624	–	1,624	–	(1,569)	55
Total	$5,502	$(982)	$4,520	$(232)	$(2,554)	$1,734

(a)	Includes $1.5 billion and $429 million of cash collateral related payables that were netted against derivative assets at March 31, 2020 and December 31, 2019, respectively.

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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.

(d)	Excludes $252 million and $40 million at March 31, 2020 and December 31, 2019, respectively, of derivative assets not subject to netting arrangements.

U.S. Bancorp	59

(Dollars in Millions)	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
				Financial Instruments (b)	Collateral Pledged (c)	Net Amount
March 31, 2020
Derivative liabilities (d)	$4,380	$(2,852)	$1,528	$(147)	$–	$1,381
Repurchase agreements	1,645	–	1,645	(173)	(1,472)	–
Securities loaned	151	–	151	--	(150)	1
Total	$6,176	$(2,852)	$3,324	$(320)	$(1,622)	$1,382
December 31, 2019
Derivative liabilities (d)	$1,816	$(1,067)	$749	$(80)	$–	$669
Repurchase agreements	1,165	–	1,165	(152)	(1,012)	1
Securities loaned	50	–	50	–	(49)	1
Total	$3,031	$(1,067)	$1,964	$(232)	$(1,061)	$671

(a)	Includes $1.2 b illion and $514 million of cash collateral related receivables that were netted against derivative liabilities at March 31, 2020 and December 31, 2019, respectively.

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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.

(d)	Excludes $181 million and $167 million at March 31, 2020 and December 31, 2019, respectively, of derivative liabilities not subject to netting arrangements.

Note 14	Fair Values of Assets and Liabilities
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

60	U.S. Bancorp

and key inputs to those models. During the three months ended March 31, 2020 and 2019, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
-
party pricing service. Level 2 investment securities are predominantly agency mortgage-backed securities, certain other asset-backed securities, obligations of state and political subdivisions and agency debt securities.
Mortgage Loans Held For Sale
 MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a net gain of $93 million and $18 million for the three months ended March 31, 2020 and 2019, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
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
The Company also has other derivative contracts that are created through its operations, including commitments to purchase and originate mortgage loans and swap agreements executed in conjunction with the sale of a portion of its Class B common and preferred shares of Visa Inc. (the “Visa swaps”). The mortgage loan commitments are valued by pricing models that include market observable and unobservable inputs, which result in the commitments being classified within Level 3 of the fair value hierarchy. The unobservable inputs include assumptions about the percentage of commitments that actually become a closed loan and the MSR value that is inherent in the underlying loan value. The Visa swaps require payments by either the Company or the purchaser of the Visa Inc. Class B common and preferred shares when there are changes in the conversion rate of the Visa Inc. Class B common and preferred shares to Visa Inc. Class A common and preferred shares, respectively, as well as quarterly payments to the purchaser based on specified terms of the agreements. Management reviews and updates the Visa swaps fair value in conjunction with its review of Visa Inc. related litigation contingencies, and the associated escrow funding. The expected litigation resolution impacts the Visa Inc. Class B common share to Visa Inc. Class A common share conversion rate, as well as

U.S. Bancorp	61

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
-
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
The following table shows the significant valuation assumption ranges for MSRs at March 31, 2020:

	Minimum	Maximum	Weighted Average (a)
Expected prepayment	13%	23%	20%
Option adjusted spread	6	8	7

(a)	Determined based on the relative fair value of the related mortgage loans serviced.

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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at March 31, 2020:

	Minimum	Maximum	Weighted Average (a)
Expected loan close rate	4%	100%	71%
Inherent MSR value (basis points per loan)	43	179	102

(a)	Determined based on the relative fair value of the related mortgage loans.

The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At March 31, 2020, the minimum, maximum and weighted
-
average credit valuation adjustment as a percentage of the derivative contract fair value prior to adjustment was 0 percent, 1,203 percent and 1 percent, respectively.

62	U.S. Bancorp

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
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2020
Available-for-sale securities
U.S. Treasury and agencies	$18,136	$973	$–	$–	$19,109
Mortgage-backed securities
Residential agency	–	94,109	–	–	94,109
Commercial agency	–	2,624	–	–	2,624
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	–	2	–	2
Other	–	368	6	–	374
Obligations of state and political subdivisions	–	7,452	2	–	7,454
Obligations of foreign governments	–	5	–	–	5
Corporate debt securities	–	4	–	–	4
Total available-for-sale	18,136	105,535	10	–	123,681
Mortgage loans held for sale	–	4,580	–	–	4,580
Mortgage servicing rights	–	–	1,887	–	1,887
Derivative assets	1	4,034	3,091	(3,099)	4,297
Other assets	175	2,804	–	–	2,979
Total	18,312	$117,223	4,988	$(3,099)	$137,424
Derivative liabilities	$35	$3,931	$595	$(2,852)	$1,709
Short-term borrowings and other liabilities (a)	109	1,505	–	–	1,614
Total	$144	$5,436	$595	$(2,852)	$3,323
December 31, 2019
Available-for-sale securities
U.S. Treasury and agencies	$18,986	$853	$–	$–	$19,839
Mortgage-backed securities
Residential agency	–	94,111	–	–	94,111
Commercial agency	–	1,453	–	–	1,453
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	–	1	–	1
Other	–	375	7	–	382
Obligations of state and political subdivisions	–	6,813	1	–	6,814
Obligations of foreign governments	–	9	–	–	9
Corporate debt securities	–	4	–	–	4
Total available-for-sale	18,986	103,618	9	–	122,613
Mortgage loans held for sale	–	5,533	–	–	5,533
Mortgage servicing rights	–	–	2,546	–	2,546
Derivative assets	9	1,707	1,181	(982)	1,915
Other assets	312	1,563	–	–	1,875
Total	$19,307	$112,421	$3,736	$(982)	$134,482
Derivative liabilities	$–	$1,612	$371	$(1,067)	$916
Short-term borrowings and other liabilities (a)	50	1,578	–	–	1,628
Total	$50	$3,190	$371	$(1,067)	$2,544

Note:
Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $89 million and $91 million at March 31, 2020 and December 31, 2019 respectively.
The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first three months of 2020 and 2019, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp	6 3

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Principal Payments	Issuances		Settlements	Transfers into Level 3	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2020
Available-for-sale securities
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	$1	$–		$1	$–	$–	$–	$–		$–	$–	$2	$1
Other	7	–		(1)	–	–	–	–		–	–	6	(1)
Obligations of state and political subdivisions	1	–		1	–	–	–	–		–	–	2	1
Total available-for-sale	9	–		1	–	–	–	–		–	–	10	1
Mortgage servicing rights	2,546	(866	) (a)	–	5	1	–	201	(c)	–	–	1,887	(866	) (a)
Net derivative assets and liabilities	810	1,742	(b)	–	4	–	–	–		(60)	–	2,496	1,726	(d)

2019
Mortgage servicing rights	$2,791	$(214	) (a)	$–	$1	$–	$–	$78	(c)	$–	$–	$2,656	$(214	) (a)
Net derivative assets and liabilities	80	363	(e)	–	1	(7)	–	–		18	–	455	424	(f)

(a)	Included in mortgage banking revenue.

(b)	Approximately $1,385 million included in other noninterest income and $357 million included in mortgage banking revenue.

(c)	Represents MSRs capitalized during the period.

(d)	Approximately $1,512 million included in other noninterest income and $214 million included in mortgage banking revenue.

(e)	Approximately $280 million included in other noninterest income and $83 million included in mortgage banking revenue.

(f)	Approximately $388 million included in other noninterest income and $36 million included in mortgage banking revenue.

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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	March 31, 2020				December 31, 2019
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$12	$12	$–	$–	$136	$136

Other assets (b)	–	–	15	15	–	–	46	46

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.

(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31:

(Dollars in Millions)	2020	2019
Loans (a)	$5	$44

Other assets (b)	3	3

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.

(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

64	U.S. Bancorp

Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	March 31, 2020			December 31, 2019
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$4,580	$4,358	$222	$5,533	$5,366	$167
Nonaccrual loans	1	1	–	1	1	–
Loans 90 days or more past due	1	1	–	1	1	–

Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of March 31, 2020 and December 31, 2019. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2020					December 31, 2019
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$46,805	$46,805	$–	$–	$46,805	$22,405	$22,405	$–	$–	$22,405
Federal funds sold and securities purchased under resale agreements	236	–	236	–	236	1,036	–	1,036	–	1,036
Loans held for sale (a)	43	–	–	43	43	45	–	–	43	43
Loans	312,089	–	–	317,824	317,824	292,082	–	–	297,241	297,241
Other	2,334	–	1,459	875	2,334	1,923	–	929	994	1,923

Financial Liabilities
Time deposits	42,472	–	42,116	–	42,116	42,894	–	42,831	–	42,831
Short-term borrowings (b)	24,730	–	24,471	–	24,471	22,095	–	21,961	–	21,961
Long-term debt	52,298	–	52,371	–	52,371	40,167	–	41,077	–	41,077
Other	3,512	–	1,316	2,196	3,512	3,678	–	1,342	2,336	3,678

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.

(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

The fair value of unfunded commitments, deferred
non-yield
related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield
related loan fees and standby letters of credit was $445 million and $528 million at March 31, 2020 and December 31, 2019, respectively. The carrying value of other guarantees was $303 million and $200 million at March 31, 2020 and December 31, 2019, respectively.

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

U.S. Bancorp	65

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
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2020:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$62	$10,159
Third party borrowing arrangements	–	–	9
Securities lending indemnifications	4,717	–	4,579
Asset sales	–	75	4,911	(a)
Merchant processing	850	141	104,466
Tender option bond program guarantee	3,092	–	2,796
Other	–	87	1,425

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
through wholly-owned subsidiaries and a network of other financial institutions. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2020, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $8.7 billion. The Company held collateral of $502 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At March 31, 2020, the liability was $115 million primarily related to these airline processing arrangements.
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

66	U.S. Bancorp

the
GSE
for losses. At March 31, 2020, the Company had reserved $14 million for potential losses from representation and warranty obligations, compared with $9 million at December 31, 2019. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of March 31, 2020 and December 31, 2019, the Company had $14 million and $10 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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
R
esidential Mortgage-Backed Securities Litigation
Starting in 2011, the Company and other large financial institutions have been sued in their capacity as trustee for residential mortgage–backed securities trusts. In the lawsuits brought against the Company, the investors allege that the Company’s banking subsidiary, U.S. Bank National Association (“U.S. Bank”), as trustee caused them to incur substantial losses by failing to enforce loan repurchase obligations and failing to abide by appropriate standards of care after events of default allegedly occurred. The plaintiffs in these matters seek monetary damages in unspecified amounts and most also seek equitable relief.
Regulatory Matters
The Company is continually subject to examinations, inquiries and investigations in areas of heightened regulatory scrutiny, such as compliance, risk management, third-party risk management and consumer protection. For example, the Company is currently subject to examinations, inquiries and investigations by government agencies and bank regulators concerning mortgage-related practices, including those related to lender-placed insurance, and notices and filings in bankruptcy cases. The Company is cooperating fully with all pending examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).
In February 2018, the Company entered into a deferred prosecution agreement (the “DPA”) with the United States Attorney’s Office in Manhattan that resolved its investigation of the Company concerning a legacy banking relationship between U.S. Bank and payday lending businesses associated with a former customer and U.S. Bank’s legacy Bank Secrecy Act/anti-money laundering compliance program. The DPA deferred prosecution for a period of two years, subject to the Company’s compliance with its terms, which included ongoing efforts to implement and maintain an adequate Bank Secrecy Act/anti-money laundering compliance program. The United States Attorney’s Office filed a motion to dismiss all charges under the DPA with the United States District Court for the Southern District of New York and that motion was granted by the court on February 13, 2020.
In related actions taken in February 2018, the Company and one of its affiliates entered into a regulatory settlement with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and U.S. Bank entered into a regulatory settlement with the Financial Crimes Enforcement Network (“FinCEN”). In December 2019, the Federal Reserve terminated the order that it had entered into with the Company and its affiliate and thereby terminated the ongoing obligations under that settlement. Additionally, U.S. Bank’s ongoing obligations under its settlement agreement with FinCEN expired on February 22, 2020, in accordance with the terms of that agreement.
Outlook
Due to their complex nature, it can be years before litigation and regulatory matters are resolved. The Company may be unable to develop an estimate or range of loss where matters are in early stages, there are significant

U.S. Bancorp	67

factual or legal issues to be resolved, damages are unspecified or uncertain, or there is uncertainty as to a litigation class being certified or the outcome of pending motions, appeals or proceedings. For those litigation and regulatory matters where the Company has information to develop an estimate or range of loss, the Company believes the upper end of the range of reasonably possible losses in aggregate, in excess of any reserves established for matters where a loss is considered probable, will not be material to its financial condition, results of operations or cash flows. The Company’s estimates are subject to significant judgment and uncertainties, and the matters underlying the estimates will change from time to time. Actual results may vary significantly from the current estimates
.
The Company’s response to the COVID-19 pandemic and current adverse economic conditions, including the Company’s participation in the government-sponsored lending and other programs created in response to the pandemic, may lead to future litigation and governmental and regulatory inquiries and investigations. Any of these types of matters could negatively impact the Company’s business, reputation, financial condition and results of operations.

Note 16	Business Segments

Within the Company, financial performance is measured by major lines of business based on the products and services provided to customers through its distribution channels. These operating segments are components of the Company about which financial information is prepared and is evaluated regularly by management in deciding how to allocate resources and assess performance. The Company has five reportable operating segments:
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
Treasury and Corporate Support
Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to business segments, including most investments in tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis.

68	U.S. Bancorp

Basis of Presentation
Business segment results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. The allowance for credit losses and related provision expense are allocated to the business segments based on the related loan balances managed. Goodwill and other intangible assets are assigned to the business segments based on the mix of business of an entity acquired by the Company. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the business segments to support evaluation of business performance. Business segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. Generally, the determination of the amount of capital allocated to each business segment includes credit allocations following a Basel III regulatory framework. Interest income and expense is determined based on the assets and liabilities managed by the business segment. Because funding and asset liability management is a central function, funds transfer-pricing methodologies are utilized to allocate a cost of funds used or credit for funds provided to all business segment assets and liabilities, respectively, using a matched funding concept. Also, each business unit is allocated the taxable-equivalent benefit of tax-exempt
products. The residual effect on net interest income of asset/liability management activities is included in Treasury and Corporate Support. Noninterest income and expenses directly managed by each business segment, including fees, service charges, salaries and benefits, and other direct revenues and costs are accounted for within each segment’s financial results in a manner similar to the consolidated financial statements. Occupancy costs are allocated based on utilization of facilities by the business segments. Generally, operating losses are charged to the business segment when the loss event is realized in a manner similar to a loan charge-off.
Noninterest expenses incurred by centrally managed operations or business segments that directly support another business segment’s operations are charged to the applicable business segment based on its utilization of those services, primarily measured by the volume of customer activities, number of employees or other relevant factors. These allocated expenses are reported as net shared services expense within noninterest expense. Certain activities that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance are not charged to the business segments. The income or expenses associated with these corporate activities is reported within the Treasury and Corporate Support business segment. Income taxes are assessed to each business segment at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2020, certain organization and methodology changes were made and, accordingly, 2019 results were restated and presented on a comparable basis.

U.S. Bancorp	69

Business segment results for the three months ended March 31 were as follows:

	Corporate and Commercial Banking		Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2020	2019	2020	2019	2020	2019
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$797	$778	$1,541	$1,581	$283	$293
Noninterest income	274	208	757	535	464	430
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	1,071	986	2,298	2,116	747	723
Noninterest expense	429	420	1,344	1,266	444	432
Other intangibles	–	1	4	5	3	3
Total noninterest expense	429	421	1,348	1,271	447	435
Income before provision and income taxes	642	565	950	845	300	288
Provision for credit losses	425	23	123	70	23	(3)
Income before income taxes	217	542	827	775	277	291
Income taxes and taxable-equivalent adjustment	54	136	207	194	69	73
Net income	163	406	620	581	208	218
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income attributable to U.S. Bancorp	$163	$406	$620	$581	$208	$218
Average Balance Sheet
Loans	$103,397	$98,702	$146,704	$141,795	$10,594	$9,818
Other earning assets	4,555	3,168	4,967	2,389	281	245
Goodwill	1,647	1,647	3,475	3,475	1,617	1,617
Other intangible assets	7	9	2,405	2,882	44	54
Assets	115,404	107,338	161,750	154,720	13,936	13,183

Noninterest-bearing deposits	29,329	30,211	27,986	26,574	13,184	13,275
Interest-bearing deposits	80,704	71,223	133,802	127,303	68,702	54,135
Total deposits	110,033	101,434	161,788	153,877	81,886	67,410

Total U.S. Bancorp shareholders’ equity	15,815	15,346	14,929	14,998	2,465	2,442

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2020		2019		2020	2019	2020		2019
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$652		$617		$(26)	$17	$3,247		$3,286
Noninterest income	794	(a)	851	(a)	186	262	2,475	(b)	2,286	(b)
Securities gains (losses), net	–		–		50	5	50		5
Total net revenue	1,446		1,468		210	284	5,772	(c)	5,577	(c)
Noninterest expense	731		722		326	207	3,274		3,047
Other intangibles	35		31		–	–	42		40
Total noninterest expense	766		753		326	207	3,316		3,087
Income before provision and income taxes	680		715		(116)	77	2,456		2,490
Provision for credit losses	262		286		160	1	993		377
Income before income taxes	418		429		(276)	76	1,463		2,113
Income taxes and taxable-equivalent adjustment	105		107		(151)	(105)	284		405
Net income	313		322		(125)	181	1,179		1,708
Net (income) loss attributable to noncontrolling interests	–		–		(8)	(9)	(8)		(9)
Net income attributable to U.S. Bancorp	$313		$322		$(133)	$172	$1,171		$1,699
Average Balance Sheet
Loans	$33,688		$32,414		$3,274	$3,381	$297,657		$286,110
Other earning assets	399		448		139,863	127,134	150,065		133,384
Goodwill	2,811		2,814		144	–	9,694		9,553
Other intangible assets	535		513		28	–	3,019		3,458
Assets	38,562		38,615		165,155	149,543	494,807		463,399

Noninterest-bearing deposits	1,402		1,157		2,241	2,216	74,142		73,433
Interest-bearing Deposits	114		111		5,340	9,161	288,662		261,933
Total deposits	1,516		1,268		7,581	11,377	362,804		335,366

Total U.S. Bancorp shareholders’ equity	6,081		5,974		11,856	12,829	51,146		51,589

(a)	Presented net of related rewards and rebate costs and certain partner payments of $530 million and $529 million for the three months ended March 31, 2020 and 2019, respectively.

(b)	Includes revenue generated from certain contracts with customers of $1.7 billion for the three months ended March 31, 2020 and 2019 .

(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $238 million and $239 million of revenue for the three months ended March 31, 2020 and 2019, respectively, primarily consisting of interest income on sales-type and direct financing leases.

70	U.S. Bancorp

Note 17	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2020 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	71

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31
	2020			2019
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$120,843	$706	2.34%	$114,179	$720	2.52%	5.8%
Loans held for sale	4,748	44	3.75	2,132	25	4.73	*
Loans (b)
Commercial	105,987	941	3.57	101,960	1,076	4.28	3.9
Commercial real estate	40,078	428	4.30	39,470	489	5.03	1.5
Residential mortgages	70,892	663	3.74	65,582	654	4.00	8.1
Credit card	23,836	659	11.11	22,597	671	12.04	5.5
Other retail	56,864	632	4.47	56,501	665	4.77	.6
Total loans	297,657	3,323	4.49	286,110	3,555	5.03	4.0
Other earning assets	24,474	69	1.14	17,073	81	1.93	43.3
Total earning assets	447,722	4,142	3.71	419,494	4,381	4.22	6.7
Allowance for loan losses	(5,588)			(3,982)			(40.3)
Unrealized gain (loss) on investment securities	1,426			(1,043)			*
Other assets	51,247			48,930			4.7
Total assets	$494,807			$463,399			6.8
Liabilities and Shareholders' Equity
Noninterest-bearing deposits	$74,142			$73,433			1.0%
Interest-bearing deposits
Interest checking	77,359	39	.21	72,177	62	.35	7.2
Money market savings	121,946	311	1.02	99,432	375	1.53	22.6
Savings accounts	48,048	26	.22	45,216	24	.21	6.3
Time deposits	41,309	149	1.46	45,108	234	2.10	(8.4)
Total interest-bearing deposits	288,662	525	.73	261,933	695	1.08	10.2
Short-term borrowings	20,253	73	1.45	18,368	96	2.12	10.3
Long-term debt	43,846	297	2.73	41,855	304	2.94	4.8
Total interest-bearing liabilities	352,761	895	1.02	322,156	1,095	1.38	9.5
Other liabilities	16,128			15,592			3.4
Shareholders' equity
Preferred equity	5,984			5,984			–
Common equity	45,162			45,605			(1.0)
Total U.S. Bancorp shareholders' equity	51,146			51,589			(.9)
Noncontrolling interests	630			629			.2
Total equity	51,776			52,218			(.8)
Total liabilities and equity	$494,807			$463,399			6.8
Net interest income		$3,247			$3,286
Gross interest margin			2.69%			2.84%
Gross interest margin without taxable-equivalent increments			2.67%			2.81%
Percent of Earning Assets
Interest income			3.71%			4.22%
Interest expense			.80			1.06
Net interest margin			2.91%			3.16%
Net interest margin without taxable-equivalent increments			2.89%			3.13%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

72	U.S. Bancorp

Part II — Other Information
Item 1. Legal Proceedings
 — See the information set forth in Note 15 in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors
 — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. These risks are described elsewhere in this report or the Company’s other filings with the Securities and Exchange Commission, including the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2019. Additional risks that the Company currently does not know about or currently views as immaterial may also impair the Company’s business or adversely impact its financial results or stock price.
There are no material changes from the risk factors set forth under Item 1A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, other than the addition of the following risk factor:
The Company’s business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the
COVID-19
pandemic
The
COVID-19
pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company’s business, financial condition, capital, liquidity and results of operations. The Company cannot predict at this time the extent to which it will continue to be negatively affected by the
COVID-19
pandemic. The extent of any continued or future adverse effects of the
COVID-19
pandemic will depend on future developments, which are highly uncertain and outside the Company’s control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on the Company’s employees, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
Many of the Company’s counterparties and third-party service providers have been, and may further be, affected by
“stay-at-home”
orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with the Company or provide essential services. As a result, the Company’s operational and other risks are generally expected to increase until the pandemic subsides. In addition, the Company’s business operations may be disrupted if significant portions of its workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The Company has already temporarily closed certain of its offices and reduced operating hours and/or lobby services at its branches. The Company may also face heightened cybersecurity, information security or other operational risks resulting from alternative working arrangements of its employees.
In response to the pandemic and to support its customers, the Company is offering fee waivers, payment deferrals and other expanded assistance to credit card, automobile, mortgage, small business and personal lending customers, including committing in certain states in which it operates, to suspend mortgage payments and foreclosure sales for financially impacted customers for certain periods of time. The Company anticipates that a significant number of its customers will seek to suspend their mortgage payments under these programs. Suspensions of mortgage payments and foreclosures and reduced pricing under these programs may adversely affect the Company’s revenue and results of operations. In addition, if these or other measures provided by the Company are not effective in mitigating the financial consequences of
COVID-19
on customers, including providing loans under various newly created government-sponsored lending programs such as the Paycheck Protection Program, the Company may experience higher rates of default and increased credit losses in future periods.
Certain industries where the Company has credit exposure, including the transportation industry, and in particular air travel, have experienced significant operational challenges as a result of
COVID-19.
These negative effects have resulted in a number of corporate lending clients making higher than usual draws on outstanding lines of credit, which may negatively affect the Company’s liquidity if current economic conditions persist. The economic effects of
COVID-19
may also cause the Company’s commercial customers to be unable to pay their loans as they come due or decrease the value of collateral, which the Company expects would cause significant increases in its credit losses. In addition, the Company could be exposed to further losses in its role as merchant processor of credit card transactions, as under the rules of credit card associations, a merchant processor retains a contingent liability for credit card transactions processed. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding to the cardholders the purchase price of such products or services purchased through credit card associations, in the event the merchant was not able to do so.

U.S. Bancorp	73

Net interest income is significantly affected by market rates of interest. The significant reductions to the federal funds rate have led to a decrease in the rates and yields on U.S. Treasury securities, in some cases declining below zero. If interest rates are reduced further in response to
COVID-19,
the Company’s net interest income could continue to decline, perhaps significantly. The overall effect of lower interest rates cannot be predicted at this time and depends on future actions the Federal Reserve may take to increase or reduce the targeted federal funds rate in response to the
COVID-19
pandemic and resulting economic conditions.
The Company, through its subsidiaries, provides credit and debit card, corporate payments products and merchant processing services. Revenues from its payment services businesses depend on consumer and business credit card spending, including at many small and medium-sized
businesses. Due to responses to
COVID-19,
including
stay-at-home
orders that require businesses other than those defined as essential to close and for consumers to remain at home unless they are engaged in essential activities, consumer and business credit card spending has significantly declined. If these conditions persist, the Company expects to experience adverse effects on its payment services businesses. This negative effect could continue after the pandemic subsides if a substantial number of businesses were to close permanently as a result of
COVID-19’s
economic effects or if consumer and business spending were to remain depressed.
The effects of the
COVID-19
pandemic on economic and market conditions have increased demands on the Company’s liquidity as it meets its customers’ needs. In addition, these adverse developments may negatively affect its capital and leverage ratios. In March 2020, the Company announced that it was suspending stock repurchases through the second quarter of 2020 to preserve capital and liquidity in order to support customers, employees and shareholders. The
COVID-19
pandemic may cause the Company to further reduce capital distributions and/or extend the suspension of its share repurchase program, and although not currently contemplated, reduce or suspend its common stock dividend.
Governmental authorities worldwide have taken unprecedented measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the negative economic effects of
COVID-19
or avert severe and prolonged reductions in economic activity.
Other negative effects of
COVID-19
and the resulting economic and market disruptions, including customer disputes, litigation and governmental and regulatory scrutiny of response actions taken by the Company, that may impact the Company’s business, reputation, financial condition, liquidity, capital and results of operations cannot be predicted at this time. However, it is likely that the Company’s business, financial condition, liquidity, capital and results of operations will continue to be adversely affected until the pandemic subsides and the domestic economy begins to recover. Further, the
COVID-19
pandemic may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in the Company’s 2019 Annual Report on Form
10-K.
Until the pandemic subsides, the Company expects continued draws on lines of credit, reduced revenues from its lending businesses, increased credit losses in its lending portfolios and decreased revenue from its payments businesses. Even after the pandemic subsides, it is possible that the domestic and other major global economies continue to experience a prolonged recession, which the Company expects would adversely affect its business, financial condition, liquidity, capital and results of operations, potentially materially.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
— Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 of this Report for information regarding shares repurchased by the Company during the first quarter of 2020.

74	U.S. Bancorp

Item 6. Exhibits

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 19, 2020).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of U.S. Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

U.S. Bancorp	75

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ LISA R. STARK

Dated: May 7, 2020		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

76	U.S. Bancorp

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
Dated: May 7, 2020

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
Dated: May 7, 2020

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

(1)
The Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020 (the “Form
10-Q”)
of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ANDREW CECERE	/s/ TERRANCE R. DOLAN
Andrew Cecere Chief Executive Officer Dated: May 7, 2020	Terrance R. Dolan Chief Financial Officer

U.S. Bancorp	79

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
Computershare
462 South 4
th
Street, Suite 1600
Louisville, KY 40202
Telephone representatives are available weekdays from 8:00 a.m. to 6:00 p.m., Central Time, and automated support is available 24 hours a day, seven days a week. Specific information about your account is available on Computershare’s Investor Center website.
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
Website
 For information about U.S. Bancorp, including news, financial results, annual reports and other documents filed with the Securities and Exchange Commission, visit usbank.com and click on
About Us
.
Mail
At your request, we will mail to you our quarterly earnings, news releases, quarterly financial data reported on
Form 10-Q,
Form 10-K
and additional copies of our annual reports. Please contact:
U.S. Bancorp Investor Relations
800 Nicollet Mall
Minneapolis, MN 55402
investorrelations@usbank.com
Phone:
866-775-9668
Media Requests
David R. Palombi
Global Chief Communications Officer
Public Affairs and Communications
david.palombi@usbank.com
Phone:
612-303-3167
Privacy
U.S. Bancorp is committed to respecting the privacy of our customers and safeguarding the financial and personal information provided to us. To learn more about the U.S. Bancorp commitment to protecting privacy, visit usbank.com and click on
Privacy
.
Code of Ethics
At U.S. Bancorp, our commitment to high ethical standards guides everything we do. Demonstrating this commitment through our words and actions is how each of us does the right thing every day for our customers, shareholders, communities and each other. Our ethical culture has been recognized by the Ethisphere Institute, which again named us to its World’s Most Ethical Companies
®
list.
For details about our Code of Ethics and Business Conduct, visit usbank.com and click on
About Us
and then
Investor Relations
and then
Corporate Governance
.
Diversity and Inclusion
At U.S. Bancorp, embracing diversity, championing equity and fostering inclusion are business imperatives. We view everything we do through a diversity, equity and inclusion lens to deepen our relationships with our stakeholders: our employees, customers, shareholders and communities.
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