Form 10-Q
period 2020-06-30
US BANCORP \DE\
filed 2020-08-06
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2020
Common Stock, $0.01 Par Value	1,506,362,519 shares

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2020	2019	Percent Change	2020	2019	Percent Change
Condensed Income Statement
Net interest income	$3,200	$3,305	(3.2)%	$6,423	$6,564	(2.1)%
Taxable-equivalent adjustment (a)	24	27	(11.1)	48	54	(11.1)
Net interest income (taxable-equivalent basis) (b)	3,224	3,332	(3.2)	6,471	6,618	(2.2)
Noninterest income	2,533	2,473	2.4	5,008	4,759	5.2
Securities gains (losses), net	81	17	*	131	22	*
Total net revenue	5,838	5,822	.3	11,610	11,399	1.9
Noninterest expense	3,318	3,153	5.2	6,634	6,240	6.3
Provision for credit losses	1,737	365	*	2,730	742	*
Income before taxes	783	2,304	(66.0)	2,246	4,417	(49.2)
Income taxes and taxable-equivalent adjustment	88	476	(81.5)	372	881	(57.8)
Net income	695	1,828	(62.0)	1,874	3,536	(47.0)
Net (income) loss attributable to noncontrolling interests	(6)	(7)	14.3	(14)	(16)	12.5
Net income attributable to U.S. Bancorp	$689	$1,821	(62.2)	$1,860	$3,520	(47.2)
Net income applicable to U.S. Bancorp common shareholders	$614	$1,741	(64.7)	$1,702	$3,354	(49.3)
Per Common Share
Earnings per share	$.41	$1.09	(62.4)%	$1.13	$2.10	(46.2)%
Diluted earnings per share	.41	1.09	(62.4)	1.12	2.10	(46.7)
Dividends declared per share	.42	.37	13.5	.84	.74	13.5
Book value per share (c)	30.46	29.63	2.8
Market value per share	36.82	52.40	(29.7)
Average common shares outstanding	1,506	1,590	(5.3)	1,512	1,596	(5.3)
Average diluted common shares outstanding	1,507	1,592	(5.3)	1,513	1,599	(5.4)
Financial Ratios
Return on average assets	.51%	1.55%		.72%	1.52%
Return on average common equity	5.3	15.0		7.5	14.7
Net interest margin (taxable-equivalent basis) (a)	2.62	3.13		2.76	3.14
Efficiency ratio (b)	57.6	54.3		57.8	54.8
Net charge-offs as a percent of average loans outstanding	.55	.49		.54	.50
Average Balances
Loans	$318,107	$289,218	10.0%	$307,882	$287,672	7.0%
Loans held for sale	6,307	3,162	99.5	5,527	2,650	*
Investment securities (d)	120,867	115,460	4.7	120,856	114,823	5.3
Earning assets	494,119	426,933	15.7	470,921	423,234	11.3
Assets	544,306	471,598	15.4	519,556	467,521	11.1
Noninterest-bearing deposits	95,106	73,096	30.1	84,624	73,263	15.5
Deposits	403,303	345,232	16.8	383,053	340,326	12.6
Short-term borrowings	25,738	17,169	49.9	22,995	17,765	29.4
Long-term debt	46,385	40,438	14.7	45,116	41,143	9.7
Total U.S. Bancorp shareholders’ equity	52,241	52,438	(.4)	51,693	52,016	(.6)

	June 30, 2020	December 31, 2019
Period End Balances
Loans	$310,335	$296,102	4.8%
Investment securities	128,120	122,613	4.5
Assets	546,652	495,426	10.3
Deposits	413,306	361,916	14.2
Long-term debt	42,579	40,167	6.0
Total U.S. Bancorp shareholders’ equity	51,850	51,853	–
Asset Quality
Nonperforming assets	$1,173	$829	41.5%
Allowance for credit losses	7,890	4,491	75.7
Allowance for credit losses as a percentage of period-end loans	2.54%	1.52%
Capital Ratios
Common equity tier 1 capital	9.0%	9.1%
Tier 1 capital	10.6	10.7
Total risk-based capital	12.8	12.7
Leverage	8.0	8.8
Total leverage exposure	7.1	7.0
Tangible common equity to tangible assets (b)	6.7	7.5
Tangible common equity to risk-weighted assets (b)	9.0	9.3
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (b)	8.7

*	Not meaningful
(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 32.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)
Excludes unrealized gains and losses on
available-for-sale
investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale
to
held-to-maturity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW
Earnings Summary
U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $689 million for the second quarter of 2020, or $0.41 per diluted common share, compared with $1.8 billion, or $1.09 per diluted common share, for the second quarter of 2019. Return on average assets and return on average common equity were 0.51 percent and 5.3 percent, respectively, for the second quarter of 2020, compared with 1.55 percent and 15.0 percent, respectively, for the second quarter of 2019. During a challenging period adversely impacted by the
COVID-19
pandemic, the Company’s diversified business mix generated growth in net revenue and supported a provision for credit losses of $1.7 billion resulting in a $1.3 billion increase in the allowance for credit losses in the second quarter of 2020.
Total net revenue for the second quarter of 2020 was $16 million (0.3 percent) higher than the second quarter of 2019, reflecting a 5.0 percent increase in noninterest income, partially offset by a 3.2 percent decrease in net interest income. The decrease in net interest income from the second quarter of 2019 was primarily due to the impact of declining interest rates, partially offset by changes in deposit and funding mix, and loan growth. The noninterest income increase was driven by significant growth in mortgage banking revenue due to refinancing activities, strong growth in commercial products revenue, and an increase in gains on the sale of investment securities. Growth in these fee categories was partially offset by a decline in payment services revenue and deposit service charges related to lower consumer and commercial spending as well as higher fee waivers related to customers impacted by
COVID-19.
Additionally, other noninterest income declined from the second quarter of 2019 due to lower equity investment income, lower tax credit syndication revenues, and asset impairments as a result of property damage from civil unrest occurring during the second quarter of 2020.
Noninterest expense in the second quarter of 2020 was $165 million (5.2 percent) higher than the second quarter of 2019, reflecting costs related to
COVID-19
and an increase in revenue-related production expenses in the second quarter of 2020. Additionally, noninterest expense reflected an increase in personnel and technology and communications expenses related to developing digital capabilities and related business investment, partially offset by lower marketing and business development expense.
The provision for credit losses for the second quarter of 2020 of $1.7 billion was $1.4 billion higher than the second quarter of 2019, reflecting an increase in the allowance for credit losses during the second quarter of 2020 due to deteriorating economic conditions driven by the impact of
COVID-19
on the domestic and global economies. Net charge-offs in the second quarter of 2020 were $437 million, compared with $350 million in the second quarter of 2019. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Net income attributable to U.S. Bancorp for the first six months of 2020 was $1.9 billion, or $1.12 per diluted common share, compared with $3.5 billion, or $2.10 per diluted common share, for the first six months of 2019. Return on average assets and return on average common equity were 0.72 percent and 7.5 percent, respectively, for the first six months of 2020, compared with 1.52 percent and 14.7 percent, respectively, for the first six months of 2019.
Total net revenue for the first six months of 2020 was $211 million (1.9 percent) higher than the first six months of 2019, reflecting a 7.5 percent increase in noninterest income, partially offset by a 2.1 percent decrease in net interest income (2.2 percent on a taxable-equivalent basis). The decrease in net interest income from the first six months of 2019 was primarily due to the impact of declining interest rates, partially offset by changes in deposit and funding mix, and loan growth. The noninterest income increase was driven by significant growth in mortgage banking revenue due to refinancing activities, strong growth in commercial products revenue and trust and investment management fees, and an increase in gains on the sale of investment securities. Growth in these fee categories was partially offset by a decline in payment services revenue and deposit service charges related to lower consumer and commercial spending as well as higher fee waivers related to customers impacted by
COVID-19.
Additionally, other noninterest income declined from the prior year due to lower equity investment income, lower tax credit syndication revenues, and asset impairments recorded in

U.S. Bancorp	3

the first six months of 2020, partially offset by gains on sale of certain businesses in the first six months of 2020.
Noninterest expense in the first six months of 2020 was $394 million (6.3 percent) higher than the first six months of 2019, reflecting costs related to
COVID-19
and an increase in revenue-related production expenses in the first six months of 2020. Additionally, noninterest expense reflected an increase in personnel and technology and communications expenses related to developing digital capabilities and related business investment, partially offset by lower marketing and business development expense.
The provision for credit losses for the first six months of 2020 of $2.7 billion was $2.0 billion higher than the first six months of 2019, reflecting an increase in the allowance for credit losses during the first six months of 2020 due to deteriorating economic conditions driven by the impact of
COVID-19
on the domestic and global economies. Net charge-offs in the first six months of 2020 were $830 million, compared with $717 million in the first six months of 2019. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
STATEMENT OF INCOME ANALYSIS
Net Interest Income
 Net interest income, on a taxable-equivalent basis, was $3.2 billion in the second quarter and $6.5 billion in the first six months of 2020, representing decreases of $108 million (3.2 percent) and $147 million (2.2 percent), respectively, compared with the same periods of 2019. The decreases were principally driven by the impact of declining interest rates, partially offset by changes in deposit and funding mix, and loan growth. Average earning assets were $67.2 billion (15.7 percent) higher in the second quarter and $47.7 billion (11.3 percent) higher in the first six months of 2020, compared with the same periods of 2019, reflecting increases in loans, investment securities and other earning assets. The net interest margin, on a taxable-equivalent basis, in the second quarter and first six months of 2020 was 2.62 percent and 2.76 percent, respectively, compared with 3.13 percent and 3.14 percent in the second quarter and first six months of 2019, respectively. The decrease in net interest margin from the prior year was primarily due to the impact of the lower yield curve and a decision to retain higher cash balances to maintain liquidity given the environment, partially offset by changes in deposit pricing and funding mix. The Company expects its net interest margin to be relatively stable in the third quarter of 2020, as compared with the second quarter of 2020. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Average total loans in the second quarter and first six months of 2020 were $28.9 billion (10.0 percent) and $20.2 billion (7.0 percent) higher, respectively, than the same periods of 2019. The increases were primarily due to higher commercial loans, reflecting the utilization of bank credit facilities by customers to support liquidity requirements as well as the impact of loans made under the Small Business Administration’s (“SBA”) Paycheck Protection Program, along with growth in residential mortgages given the lower interest rate environment. These increases were partially offset by lower credit card loans reflecting lower consumer spending during the first six months of 2020, as well as lower other retail loans.
Average investment securities in the second quarter and first six months of 2020 were $5.4 billion (4.7 percent) and $6.0 billion (5.3 percent) higher, respectively, than the same periods of 2019, primarily due to purchases of mortgage-backed securities, net of prepayments and maturities, partially offset by U.S. Treasury securities sales and maturities, net of purchases.
Average total deposits for the second quarter and first six months of 2020 were $58.1 billion (16.8 percent) and $42.7 billion (12.6 percent) higher, respectively, than the same periods of 2019. Average total savings deposits for the second quarter and first six months of 2020 were $39.7 billion (17.6 percent) and $35.1 billion (15.9 percent) higher, respectively, than the same periods of the prior year, driven by increases in Corporate and Commercial Banking, Consumer and Business Banking, and Wealth Management and Investment Services balances. Average noninterest-bearing deposits for the second quarter and first six months of 2020 were $22.0 billion (30.1 percent) and $11.4 billion (15.5 percent) higher, respectively, than the same periods of 2019, primarily due to increases in Corporate and Commercial Banking, Consumer and Business Banking, and Wealth Management and Investment Services balances. The growth in average total savings and noninterest-bearing deposits was primarily a result of the actions by the federal government to increase liquidity in the financial system, customers maintaining balance sheet liquidity by utilizing existing credit facilities and government stimulus programs. Average time deposits for the second quarter and first six months of 2020 were $3.6 billion (7.7 percent) and $3.7 billion (8.0 percent) lower, respectively, than the same periods of the prior year, primarily driven by decreases in those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics, partially offset by increases in Consumer and Business Banking balances.

4	U.S. Bancorp

Table 2	Noninterest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2020	2019	Percent Change	2020	2019	Percent Change
Credit and debit card revenue	$284	$365	(22.2)%	$588	$669	(12.1)%
Corporate payment products revenue	101	167	(39.5)	246	329	(25.2)
Merchant processing services	266	404	(34.2)	603	782	(22.9)
Trust and investment management fees	434	415	4.6	861	814	5.8
Deposit service charges	133	227	(41.4)	342	444	(23.0)
Treasury management fees	137	153	(10.5)	280	299	(6.4)
Commercial products revenue	355	249	42.6	601	468	28.4
Mortgage banking revenue	648	189	*	1,043	358	*
Investment products fees	45	47	(4.3)	94	92	2.2
Securities gains (losses), net	81	17	*	131	22	*
Other	130	257	(49.4)	350	504	(30.6)
Total noninterest income	$2,614	$2,490	5.0%	$5,139	$4,781	7.5%

*	Not meaningful.

Provision for Credit Losses
 The provision for credit losses was $1.7 billion for the second quarter and $2.7 billion for the first six months of 2020, representing increases of $1.4 billion and $2.0 billion, respectively, from the same periods of 2019. During 2020, the Company adopted accounting guidance which changed previous impairment recognition to a model that is based on expected losses rather than incurred losses. In March 2020 economic conditions began to deteriorate, and subsequently continued to deteriorate during the second quarter, due to the impact of the
COVID-19
health crisis. As a result, economic projections for the Gross Domestic Product declined dramatically and unemployment levels increased significantly due to information related to the evolving impacts of the
COVID-19
health crisis. This resulted in the Company’s expectations related to loan delinquencies, credit risk ratings, nonperforming assets and related future credit losses to reflect deteriorating credit quality. As a result, the Company recognized increases of $1.3 billion and $1.9 billion, during the second quarter and first six months of 2020, respectively, in the allowance for credit losses due to these deteriorating economic conditions. The expected loss estimates consider various factors including the changing economic conditions, potential mitigating effects of government stimulus, estimated duration of the health crisis, customer specific information impacting changes in risk ratings, projected delinquencies and the impact of industrywide loan modification efforts designed to limit long-term effects of the pandemic, among other factors. Net charge-offs increased $87 million (24.9 percent) and $113 million (15.8 percent) in the second quarter and first six months of 2020, respectively, compared with the same periods of the prior year, primarily due to higher commercial loan, commercial real estate loan and retail leasing net charge-offs, partially offset by a decrease in other retail loan net charge-offs. The increases in retail leasing charge-offs reflected the inclusion of end of term losses on residual lease values as of January 1, 2020. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income
 Noninterest income was $2.6 billion in the second quarter and $5.1 billion in the first six months of 2020, representing increases of $124 million (5.0 percent) and $358 million (7.5 percent), respectively, compared with the same periods of 2019. The increases from a year ago reflected higher mortgage banking revenue, commercial products revenue, trust and investment management fees and gains on sales of investment securities, partially offset by lower payment services revenue, deposit service charges and other noninterest income. Mortgage banking revenue increased due to higher mortgage production and stronger gain on sale margins, partially offset by changes in mortgage servicing rights (“MSRs”) valuations, net of hedging activities. The Company expects mortgage banking revenue to decline in the third quarter of 2020, as compared with the second quarter of 2020, reflecting slower refinancing activity for the industry. Commercial products revenue increased primarily due to higher corporate bond issuance fees and trading revenue. Trust and investment management fees were higher due to business growth and favorable market conditions over the past year. Payment services fee revenue decreased reflecting lower merchant processing services revenue, credit and debit card revenue, and corporate payment products revenue, driven by lower sales volume due to the worldwide impact of the
COVID-19
pandemic on consumer and business spending. Payment services revenue is likely to be adversely affected through the remainder of 2020 due to reduced consumer and business spending activity. However, sales volume trends continue

U.S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2020	2019	Percent Change	2020	2019	Percent Change
Compensation	$1,685	$1,574	7.1%	$3,305	$3,133	5.5%
Employee benefits	314	314	–	666	647	2.9
Net occupancy and equipment	271	281	(3.6)	547	558	(2.0)
Professional services	106	106	–	205	201	2.0
Marketing and business development	67	111	(39.6)	141	200	(29.5)
Technology and communications	309	270	14.4	598	527	13.5
Postage, printing and supplies	72	73	(1.4)	144	145	(.7)
Other intangibles	43	42	2.4	85	82	3.7
Other	451	382	18.1	943	747	26.2
Total noninterest expense	$3,318	$3,153	5.2%	$6,634	$6,240	6.3%
Efficiency ratio (a)	57.6%	54.3%		57.8%	54.8%

a)	See Non-GAAP Financial Measures beginning on page 32.

to improve from the levels seen in late March and early April, and the Company expects continued gradual improvement in sales volumes throughout the remainder of the year. Deposit service charges decreased primarily due to lower volume and higher fee waivers related to customers impacted by
COVID-19.
Other noninterest income decreased due to lower equity investment income, lower tax-advantaged
investment syndication revenue and asset impairments as a result of property damage from civil unrest in the second quarter of 2020. The decrease in other noninterest income in the first six months of 2020, compared with the first six months of 2019, was partially offset by gains on sale of certain businesses in the first quarter of 2020.
Noninterest Expense
 Noninterest expense was $3.3 billion in the second quarter and $6.6 billion in the first six months of 2020, representing increases of $165 million (5.2 percent) and $394 million (6.3 percent), respectively, over the same periods of 2019. The increases from a year ago were driven by incremental costs related to
COVID-19
and revenue-related expenses due to higher mortgage production and capital markets activities of $150 million in the second quarter and $299 million in the first six months of 2020, in addition to business investments, including increased digital capabilities. The categories of expense impacted include higher personnel expense, technology and communications expense, and other noninterest expense, partially offset by lower marketing and business development expense. Compensation expense increased due to the impacts of merit increases and higher variable compensation related to business production within mortgage banking and fixed income capital markets. Technology and communications expense increased primarily due to capital expenditures supporting business growth. Other noninterest expense increased, reflecting $79 million and $179 million of expenses in the second quarter and first six months of 2020, respectively, related to
COVID-19,
and higher state franchise taxes, partially offset by lower costs related to tax-advantaged
projects in 2020. Incremental costs related to
COVID-19
include increased liabilities driven by the Company’s exposure as a credit card processor to charge-back risk on undelivered goods and services, including prepaid airline tickets, as well as expenses related to paying premium compensation to front-line workers and providing a safe working environment for employees. The Company expects these incremental
COVID-19
costs to begin to dissipate in the second half of 2020. Marketing and business development expense decreased due to the timing of marketing campaigns and a reduction in travel as a result of
COVID-19.
Income Tax Expense
 The provision for income taxes was $64 million (an effective rate of 8.4 percent) for the second quarter and $324 million (an effective rate of 14.7 percent) for the first six months of 2020, compared with $449 million (an effective rate of 19.7 percent) and $827 million (an effective rate of 19.0 percent) for the same periods of 2019. The reduced tax rates for 2020 were primarily a result of reduced pretax income being impacted by current economic conditions, including the higher provision for credit losses. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans
 The Company’s loan portfolio was $310.3 billion at June 30, 2020, compared with $296.1 billion at December 31, 2019, an increase of $14.2 billion (4.8 percent). The increase was driven by higher commercial loans, commercial real estate loans and residential mortgages, partially offset by lower credit card loans and other retail loans.
Commercial loans increased $16.4 billion (15.8 percent) at June 30, 2020, compared with December 31, 2019, reflecting the utilization of bank credit facilities by customers to support liquidity

6	U.S. Bancorp

Table 4	Available-for-Sale Investment Securities

	June 30, 2020				December 31, 2019
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)
U.S. Treasury and agencies	$19,397	$19,978	2.7	1.64%	$19,845	$19,839	2.7	1.68%
Mortgage-backed securities (a)	97,272	99,765	2.8	1.97	95,385	95,564	4.4	2.39
Asset-backed securities (a)	361	368	2.9	3.58	375	383	3.1	3.09
Obligations of state and political subdivisions (b) (c)	7,470	7,996	6.5	4.15	6,499	6,814	6.6	4.29
Other	13	13	.6	1.65	13	13	.3	2.66
Total investment securities	$124,513	$128,120	3.0	2.05%	$122,117	$122,613	4.2	2.38%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

requirements as well as the impact of loans made under the SBA’s Paycheck Protection Program.
Commercial real estate loans increased $1.3 billion (3.3 percent) at June 30, 2020, compared with December 31, 2019, primarily the result of new originations, partially offset by customers paying down balances.
Residential mortgages held in the loan portfolio increased $743 million (1.1 percent) at June 30, 2020, compared with December 31, 2019, as origination activity more than offset the effect of customers paying down balances in the first six months of 2020 given the lower interest rate environment. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Credit card loans decreased $3.5 billion (14.2 percent) at June 30, 2020, compared with December 31, 2019, reflecting reduced consumer spending in 2020 driven by the impact of
COVID-19.
Other retail loans decreased $706 million (1.2 percent) at June 30, 2020, compared with December 31, 2019, the result of decreases in home equity loans, auto loans and revolving credit balances, partially offset by an increase in installment loans.
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
Loans Held for Sale
 Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $8.2 billion at June 30, 2020, compared with $5.6 billion at December 31, 2019. The increase in loans held for sale was principally due to a higher level of mortgage loan closings in the second quarter of 2020 given the lower interest rate environment, compared with the fourth quarter of 2019. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Investment Securities
 Available-for-sale
investment securities totaled $128.1 billion at June 30, 2020, compared with $122.6 billion at December 31, 2019. The $5.5 billion (4.5 percent) increase was primarily due to a $3.1 billion favorable change in net unrealized gains (losses) on available-for-sale
investment securities and $2.3 billion of net investment purchases. The Company had no outstanding investment securities classified as held-to-maturity
at June 30, 2020 and December 31, 2019.
The Company’s
available-for-sale
investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At June 30, 2020, the Company’s net unrealized gains on available-for-sale
investment securities were $3.6 billion, compared with $496 million at December 31, 2019. The favorable change in net unrealized gains was primarily due to increases in the fair value of U.S. Treasury, mortgage-backed, and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale
investment securities totaled $39 million at June 30, 2020, compared with

U.S. Bancorp	7

$448 million at December 31, 2019. At June 30, 2020, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.
Deposits
 Total deposits were $413.3 billion at June 30, 2020, compared with $361.9 billion at December 31, 2019. The $51.4 billion (14.2 percent) increase in total deposits reflected increases in noninterest-bearing and total savings deposits, partially offset by a decrease in time deposits. Noninterest-bearing deposits increased $34.1 billion (45.2 percent) at June 30, 2020, compared with December 31, 2019, primarily due to higher Corporate and Commercial Banking, Consumer and Business Banking, and Wealth Management and Investment Services balances. Money market deposit balances increased $9.0 billion (7.5 percent) at June 30, 2020, compared with December 31, 2019, primarily due to higher Corporate and Commercial Banking, and Consumer and Business Banking balances, partially offset by a decrease in Wealth Management and Investment Services balances. Interest checking balances increased $7.6 billion (10.0 percent), while savings account balances increased $5.2 billion (11.1 percent), both driven by higher Consumer and Business Banking balances. The growth in noninterest-bearing and total savings deposits was primarily a result of the economic impact of the
COVID-19
pandemic on the world economy resulting in actions by the federal government to increase liquidity in the financial system, customers maintaining balance sheet liquidity by utilizing existing credit facilities and government stimulus programs. Time deposits decreased $4.6 billion (10.7 percent) at June 30, 2020, compared with December 31, 2019, driven by a decrease in those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Borrowings
 The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $20.6 billion at June 30, 2020, compared with $23.7 billion at December 31, 2019. The $3.1 billion (13.2 percent) decrease in short-term borrowings was primarily due to a decrease in short-term Federal Home Loan Bank (“FHLB”) advances and other short-term borrowings balances, partially offset by higher commercial paper, repurchase agreement and federal funds purchased balances. Long-term debt was $42.6 billion at June 30, 2020, compared with $40.2 billion at December 31, 2019. The $2.4 billion (6.0 percent) increase was primarily due to $3.3 billion of bank note and $1.5 billion of medium-term note issuances, partially offset by $3.2 billion of bank note repayments and maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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
The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputation. Leveraging the Company’s risk management framework, the specific impacts of
COVID-19
and related risks are identified for each of the most prominent exposures. Oversight and governance is managed through a centralized command center which escalates through the ERC. The Board of Directors also oversees the Company’s responsiveness to the
COVID-19
pandemic. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan, investment or derivative contract when it is due. Interest rate risk is the potential reduction of net interest income or market valuations as a result of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial

8	U.S. Bancorp

instruments, such as trading and
available-for-sale
securities, mortgage loans held for sale (“MLHFS”), MSRs and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk to current or projected financial condition arising from inadequate or failed internal processes or systems, people, or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, financial losses, and reputational damage if it fails to adhere to compliance requirements. Strategic risk is the risk to current or projected financial condition arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputation risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships or services offer new services or continue serving existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in this report and in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, for a detailed discussion of these factors.
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
COVID-19
pandemic. The Risk Management Committee oversees the Company’s credit risk management process.
In addition, credit quality ratings as defined by the Company, are an important part of the Company’s

U.S. Bancorp	9

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
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off
portfolio. Home equity or second mortgage loans are junior lien closed-end
accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a
10-
or
15-year
fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a
10-
or
15-year
draw period during which a minimum payment is equivalent to the monthly interest, followed by a
20-
or
10-year
amortization period, respectively. At June 30, 2020, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.2 billion, or 10 percent, of the outstanding home equity line balances at June 30, 2020, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates and other economic factors, customer payment history and credit scores, and in some cases, updated loan-to-value
(“LTV”) information reflecting current market conditions on real estate-based loans. These and other risk characteristics, including elevated risk resulting from the
COVID-19
pandemic, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.
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
on-line
banking, indirect lending, correspondent banks and loan brokers. Each distinct

10	U.S. Bancorp

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
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV and borrower type at June 30, 2020:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$2,907	$58,651	$61,558	86.3%
Over 80% through 90%	13	5,346	5,359	7.5
Over 90% through 100%	—	500	500	.7
Over 100%	—	129	129	.2
No LTV available	—	20	20	—
Loans purchased from GNMA mortgage pools (a)	—	3,763	3,763	5.3
Total	$2,920	$68,409	$71,329	100.0%
Borrower Type
Prime borrowers	$2,920	$64,086	$67,006	93.9%
Sub-prime borrowers	—	560	560	.8
Loans purchased from GNMA mortgage pools (a)	—	3,763	3,763	5.3
Total	$2,920	$68,409	$71,329	100.0%

(a)
Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$10,652	$836	$11,488	82.4%
Over 80% through 90%	1,411	548	1,959	14.1
Over 90% through 100%	224	51	275	2.0
Over 100%	97	7	104	.7
No LTV/CLTV available	101	5	106	.8
Total	$12,485	$1,447	$13,932	100.0%
Borrower Type
Prime borrowers	$12,456	$1,415	$13,871	99.6%
Sub-prime borrowers	29	32	61	.4
Total	$12,485	$1,447	$13,932	100.0%
Home equity and second mortgages were $13.9 billion at June 30, 2020, compared with $15.0 billion at December 31, 2019, and included $3.6 billion of home equity lines in a first lien position and $10.3 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at June 30, 2020, included approximately $4.0 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.3 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

U.S. Bancorp	11

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at June 30, 2020:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$4,036	$6,254	$10,290
Percent 30—89 days past due	.25%	.51%	.41%
Percent 90 days or more past due	.03%	.06%	.05%
Weighted-average CLTV	68%	65%	66%
Weighted-average credit score	778	774	776
See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.
Loan Delinquencies
Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $556 million at June 30, 2020, compared with $605 million at December 31, 2019. These balances exclude loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off
timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.18 percent at June 30, 2020, compared with 0.20 percent at December 31, 2019.

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	June 30, 2020	December 31, 2019
Commercial
Commercial	.08%	.08%
Lease financing	—	—
Total commercial	.07	.08
Commercial Real Estate
Commercial mortgages	—	.01
Construction and development	.02	—
Total commercial real estate	—	.01
Residential Mortgages (a)	.16	.17
Credit Card	1.22	1.23
Other Retail
Retail leasing	.06	.05
Home equity and second mortgages	.37	.32
Other	.10	.13
Total other retail	.16	.17
Total loans	.18%	.20%

90 days or more past due including nonperforming loans	June 30, 2020	December 31, 2019
Commercial	.45%	.27%
Commercial real estate	.48	.21
Residential mortgages (a)	.50	.51
Credit card	1.22	1.23
Other retail	.48	.46
Total loans	.52%	.44%

(a)
Delinquent loan ratios exclude $1.7 billion at June 30, 2020, and at December 31, 2019, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 2.84 percent at June 30, 2020, and 2.92 percent at December 31, 2019.

12	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Residential Mortgages (a)
30-89 days	$241	$154	.34%	.22%
90 days or more	115	120	.16	.17
Nonperforming	242	241	.34	.34
Total	$598	$515	.84%	.73%
Credit Card
30-89 days	$230	$321	1.08%	1.30%
90 days or more	259	306	1.22	1.23
Nonperforming	—	—	—	—
Total	$489	$627	2.30%	2.53%
Other Retail
Retail Leasing
30-89 days	$43	$45	.51%	.53%
90 days or more	5	4	.06	.05
Nonperforming	19	13	.23	.15
Total	$67	$62	.80%	.73%
Home Equity and Second Mortgages
30-89 days	$64	$77	.46%	.51%
90 days or more	52	48	.37	.32
Nonperforming	110	116	.79	.77
Total	$226	$241	1.62%	1.60%
Other (b)
30-89 days	$147	$271	.43%	.81%
90 days or more	33	45	.10	.13
Nonperforming	49	36	.14	.11
Total	$229	$352	.67%	1.05%

(a)
Excludes $656 million of loans
30-89
days past due and $1.7 billion of loans 90 days or more past due at June 30, 2020, purchased from GNMA mortgage pools that continue to accrue interest, compared with $428 million and $1.7 billion at December 31, 2019, respectively.

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
Troubled Debt Restructurings
Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At June 30, 2020, performing TDRs were $3.5 billion, compared with $3.8 billion at December 31, 2019.
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

U.S. Bancorp	13

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At June 30, 2020 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$189	10.7%	4.3%	$236	(a)	$425
Commercial real estate	180	.8	—	52	(b)	232
Residential mortgages	1,215	4.2	3.8	139		1,354	(d)
Credit card	260	9.8	5.7	—		260
Other retail	150	6.9	6.5	27	(c)	177	(e)
TDRs, excluding loans purchased from GNMA mortgage pools	1,994	5.4	4.0	454		2,448
Loans purchased from GNMA mortgage pools (g)	1,522	—	—	—		1,522	(f)
Total	$3,516	3.1%	2.2%	$454		$3,970

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
(d)
Includes $294 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $30 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(e)
Includes $83 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $18 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(f)
Includes $141 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $303 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(g)
Approximately 9.2 percent and 41.2 percent of the total TDR loans purchased from GNMA mortgage pools are
30-89
days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

14	U.S. Bancorp

Short-term and Other Loan Modifications
The Company makes short-term and other modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships. Short-term consumer lending modification programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed.
COVID-19
Payment Relief
The Company has offered payment relief, including forbearance, payment deferrals and other customer accommodations, to assist borrowers that have experienced financial hardship resulting from the effects of the
COVID-19
pandemic. The majority of these borrowers were not delinquent on payments at the time they received the payment relief. Through June 30, 2020, the Company had approved approximately 249,000 loan modifications for these borrowers, representing approximately $20.0 billion, or 6.4 percent, of loans included on its consolidated balance sheet. The loans modified consisted primarily of payment forbearance or deferrals of 90 days or less. A portion of the borrowers who received account modifications are no longer participating in these payment relief programs, as the programs are generally short-term; and at June 30, 2020, approximately 130,000 were currently in an active payment relief program. The recognition of delinquent or nonaccrual loans and loan net charge-offs may be delayed for those customers enrolled in these payment relief programs who would have otherwise moved into past due or nonaccrual status, as these customer accounts do not continue to age during the period the payment delay is provided.

The following table summarizes borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic at June 30, 2020, as a percentage of the Company’s loans and loan balances:

	Percentage of Loan Accounts in Payment Relief Programs	Percentage of Loan Balances in Payment Relief Programs	Program Details
Commercial	1.07%	2.86%	Primarily 3 month payment deferral up to a maximum of 6 months; interest continues to accrue with various payment options; may include short-term covenant waivers

Commercial real estate	7.28	13.13	Primarily 3 month payment deferral up to a maximum of 6 months; interest continues to accrue with various payment options; may include short-term covenant waivers

Residential mortgages (a)	7.45	9.50
Primarily 6 month payment forbearance, which may be extended up to 12 months; interest continues to accrue; cumulative payments suspended during forbearance period are either paid-off immediately or under a short-term repayment plan, or addressed through a permanent loan modification that either requires repayment at maturity or through restructured payments over time

Credit cards	.35	.81	Primarily 3 month payment deferral; interest continues to accrue

Other retail	1.96	3.05	Home equity loan programs are similar to residential mortgage programs; programs for other loan portfolios are primarily 2 month payment deferral up to a maximum of 4 months; interest continues to accrue
Total loans	.97%	5.64%

(a)
Includes loans purchased from GNMA mortgage pools, whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, representing 30.74 percent of the total number of accounts and 35.79 percent of the total loan balances of loans purchased from GNMA mortgage pools at June 30, 2020.

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
At June 30, 2020, total nonperforming assets were $1.2 billion, compared to $829 million at December 31, 2019. The $344 million (41.5 percent) increase in nonperforming assets was driven by increases in nonperforming commercial and commercial real estate loans. The ratio of total nonperforming assets to total loans and other real estate was 0.38 percent at June 30, 2020, compared with 0.28 percent at December 31, 2019. The Company expects nonperforming assets to increase given current economic conditions.
OREO was $52 million at June 30, 2020, compared with $78 million at December 31, 2019, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Residential
Illinois	$6	$10	.14%	.22%
Minnesota	4	6	.07	.10
New York	4	6	.42	.66
California	4	7	.01	.03
Oregon	3	4	.09	.12
All other states	28	41	.06	.09
Total residential	49	74	.06	.09
Commercial
California	3	3	.01	.01
All other states	—	1	—	—
Total commercial	3	4	—	—
Total	$52	$78	.02%	.03%

16	U.S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	June 30, 2020	December 31, 2019
Commercial
Commercial	$403	$172
Lease financing	53	32
Total commercial	456	204
Commercial Real Estate
Commercial mortgages	188	74
Construction and development	7	8
Total commercial real estate	195	82
Residential Mortgages (b)	242	241
Credit Card	–	–
Other Retail
Retail leasing	19	13
Home equity and second mortgages	110	116
Other	49	36
Total other retail	178	165
Total nonperforming loans	1,071	692
Other Real Estate (c)	52	78
Other Assets	50	59
Total nonperforming assets	$1,173	$829
Accruing loans 90 days or more past due (b)	$556	$605
Nonperforming loans to total loans	.35%	.23%
Nonperforming assets to total loans plus other real estate (c)	.38%	.28%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2019	$321	$508	$829
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	554	161	715
Advances on loans	5	1	6
Total additions	559	162	721
Reductions in nonperforming assets
Paydowns, payoffs	(76)	(62)	(138)
Net sales	(10)	(36)	(46)
Return to performing status	(6)	(72)	(78)
Charge-offs (d)	(104)	(11)	(115)
Total reductions	(196)	(181)	(377)
Net additions to (reductions in) nonperforming assets	363	(19)	344
Balance June 30, 2020	$684	$489	$1,173

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)
Excludes $1.7 billion at June 30, 2020, and at December 31, 2019, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)
Foreclosed GNMA loans of $74 million at June 30, 2020, and $155 million at December 31, 2019, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	17

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Commercial
Commercial	.34%	.23%	.31%	.26%
Lease financing	.43	.22	.39	.18
Total commercial	.35	.23	.32	.26
Commercial Real Estate
Commercial mortgages	.25	.03	.12	.01
Construction and development	.11	(.04)	.04	(.02)
Total commercial real estate	.22	.01	.10	.01
Residential Mortgages	(.02)	.02	(.01)	.02
Credit Card	4.28	3.99	4.11	4.01
Other Retail
Retail leasing	1.58	.09	1.24	.14
Home equity and second mortgages	—	(.03)	.01	(.03)
Other	.54	.71	.67	.76
Total other retail	.56	.42	.58	.44
Total loans	.55%	.49%	.54%	.50%

Analysis of Loan Net Charge-Offs
 Total loan net charge-offs were $437 million for the second quarter and $830 million for the first six months of 2020, compared with $350 million and $717 million, respectively, for the same periods of 2019. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2020 was 0.55 percent and 0.54 percent, respectively, compared with 0.49 percent and 0.50 percent, respectively, for the same periods of 2019. The year-over-year increases in net charge-offs reflected higher commercial loan, commercial real estate loan and retail leasing net charge-offs, partially offset by a decrease in other retail loan net charge-offs. The increase in retail leasing charge-offs reflected the inclusion of end of term losses on residual lease values as of January 1, 2020. The Company expects net charge-offs to increase given current economic conditions.
Analysis and Determination of the Allowance for Credit Losses
 Prior to January 1, 2020, the allowance for credit losses was established to reserve for probable and estimable losses incurred in the Company’s loan and lease portfolio, including unfunded credit commitments. Effective January 1, 2020, the Company adopted new accounting guidance which changed previous impairment recognition to a model that is based on expected losses rather than incurred losses. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. The allowance considers expected losses for the remaining lives of the applicable assets, inclusive of expected recoveries. Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which incorporates historical loss experience in years two and three. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining lives. The economic scenarios are updated at least quarterly, and are designed to provide a range of reasonable estimates, both better and worse than current expectations. Scenarios are weighted based on the Company’s expectation of future conditions. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments, which is included in other liabilities in the Consolidated Balance Sheet. Both the allowance for loan losses and the liability for unfunded credit commitments are included in the Company’s analysis of credit losses and reported reserve ratios.
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

18	U.S. Bancorp

The results of the analysis are evaluated quarterly to confirm the estimates are appropriate for each loan portfolio. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off, or expected recoveries on collateral-dependent loans where recovery is expected through sale of the collateral. The allowance recorded for individually evaluated loans greater than $5 million in the commercial lending segment is based on an analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans.
The allowance recorded for TDR loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool. The expected cash flows on TDR loans consider subsequent payment defaults since modification, the borrower’s ability to pay under the restructured terms, and the timing and amount of payments. The allowance for collateral-dependent loans in the consumer lending segment is determined based on the current fair value of the collateral less costs to sell.
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At June 30, 2020, the Company serviced the first lien on 39 percent of the home equity loans and lines in a junior lien position. The Company also considers the status of first lien mortgage accounts reported on customer credit bureau files when the first lien is not serviced by the Company. Regardless of whether the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $330 million or 2.4 percent of its total home equity portfolio at June 30, 2020, represented non-delinquent junior liens where the first lien was delinquent or modified, excluding loans on COVID-related forbearance programs.
The Company considers historical loss experience on the loans and lines in a junior lien position to establish loss estimates for junior lien loans and lines the Company services that are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults has been a small percentage of the total portfolio (approximately 1 percent annually), while the long-term average loss rate on loans that default has been approximately 80 percent. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter, and in some cases more frequently, and uses this information in its loss estimation methods. In its evaluation of the allowance for credit losses, the Company also considers the increased risk of loss associated with home equity lines that are contractually scheduled to convert from a revolving status to a fully amortizing payment and with residential lines and loans that have a balloon payoff provision.
Beginning January 1, 2020, when a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered purchased with more than insignificant credit deterioration. An allowance is established for each population and considers product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status, refreshed LTV ratios when possible, and portfolio growth. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans are recognized through provision expense, with future charge-offs charged to the allowance. The Company did not have a material amount of PCD loans included in its loan portfolio at June 30, 2020.
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

U.S. Bancorp	19

At June 30, 2020, the allowance for credit losses was $7.9 billion (2.54 percent of period-end loans), compared with an allowance of $4.5 billion (1.52 percent of period-end loans) at December 31, 2019. The ratio of the allowance for credit losses to nonperforming loans was 737 percent at June 30, 2020, compared with 649 percent at December 31, 2019. The ratio of the allowance for credit losses to annualized loan net charge-offs was 449 percent at June 30, 2020, compared with 309 percent of full year 2019 net charge-offs at December 31, 2019.
The increase in the allowance for credit losses of $3.4 billion (75.7 percent) at June 30, 2020, compared with December 31, 2019, reflected the $1.5 billion impact of the January 1, 2020 adoption of new accounting guidance, along with an additional $1.9 billion increase during the first six months of 2020 to recognize the expected losses due to deteriorating economic conditions driven by the impact of COVID-19 on the domestic and global economies. Expected loss estimates consider various factors including the changing economic activity, estimated mitigating effects of government stimulus, estimated duration and severity of the health crisis, customer specific information impacting changes in risk ratings, projected delinquencies and the impact of industrywide loan modification efforts designed to limit long-term effects of the COVID-19 pandemic, among other factors.
Changes in economic conditions as of June 30, 2020 included significant reductions in economic activity related to actions taken by governmental authorities to slow the spread of COVID-19. Record levels of unemployment, and lower Gross Domestic Product estimates for 2020, as well as a slower pace of recovery in manufacturing activity and oil prices, were all observable changes in conditions that increased expected credit losses. At the same time, record economic stimulus measures were also enacted, and additional measures are being considered, with the intent to support businesses and consumers through what is expected to be a period of reduced economic activity. To balance these offsetting factors, economic scenarios updated through the end of the second quarter of 2020 that produced higher quantitative loss estimates consistent with the expected deterioration in reported economic statistics were evaluated in conjunction with management’s expectation that current and potential future stimulus efforts, as well as industrywide availability of short-term payment deferral programs, would mitigate losses estimated from models based on historical data from periods when mitigation efforts were not as extensive. Overall, loss expectations are consistent with prior economic downturn experience, but the severity of the deterioration in current economic conditions is not expected to persist over the life of the loan portfolio, as some indicators of economic activity have already begun to improve directionally.
The allowance for credit losses related to commercial lending segment loans increased $1.4 billion during the six months ended June 30, 2020, as increased loan volume and credit downgrades during the period reflected the impact of COVID-19 on certain industry sectors, including the retail and restaurants, automobile, energy, media and entertainment, lodging and airline industries that were severely impacted by virus containment measures.
The following table summarizes the Company’s commercial lending segment credit exposure to customers within the industry sectors most impacted by COVID-19, as a percentage of total loans and noncancellable commitments outstanding at June 30, 2020:

	Loans	Outstanding Commitments
Retail and restaurants	4.6%	5.4%
Automobile	2.1	3.0
Energy	1.1	2.3
Media and entertainment	2.2	2.2
Lodging	1.4	1.1
Airline	.6	.6
The allowance for credit losses related to consumer lending segment loans increased $525 million during the six months ended June 30, 2020, as higher economic risks, including those due to increased unemployment, were partially mitigated by strong underlying credit quality that supports expectations of long-term repayment, and the decline in funded loan balances.

20	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2020	2019	2020	2019
Balance at beginning of period	$6,590	$4,451	$4,491	$4,441
Change in accounting principle (a)	–	–	1,499	–
Charge-Offs
Commercial
Commercial	117	94	198	200
Lease financing	8	4	15	9
Total commercial	125	98	213	209
Commercial real estate
Commercial mortgages	19	3	19	4
Construction and development	4	–	4	–
Total commercial real estate	23	3	23	4
Residential mortgages	3	11	11	19
Credit card	265	262	539	519
Other retail
Retail leasing	36	5	61	11
Home equity and second mortgages	6	4	11	9
Other	64	81	155	166
Total other retail	106	90	227	186
Total charge-offs	522	464	1,013	937
Recoveries
Commercial
Commercial	12	38	24	73
Lease financing	2	1	4	4
Total commercial	14	39	28	77
Commercial real estate
Commercial mortgages	–	1	1	2
Construction and development	1	1	2	1
Total commercial real estate	1	2	3	3
Residential mortgages	6	7	13	12
Credit card	36	35	76	67
Other retail
Retail leasing	3	3	9	5
Home equity and second mortgages	6	5	10	11
Other	19	23	44	45
Total other retail	28	31	63	61
Total recoveries	85	114	183	220
Net Charge-Offs
Commercial
Commercial	105	56	174	127
Lease financing	6	3	11	5
Total commercial	111	59	185	132
Commercial real estate
Commercial mortgages	19	2	18	2
Construction and development	3	(1)	2	(1)
Total commercial real estate	22	1	20	1
Residential mortgages	(3)	4	(2)	7
Credit card	229	227	463	452
Other retail
Retail leasing	33	2	52	6
Home equity and second mortgages	–	(1)	1	(2)
Other	45	58	111	121
Total other retail	78	59	164	125
Total net charge-offs	437	350	830	717
Provision for credit losses	1,737	365	2,730	742
Balance at end of period	$7,890	$4,466	$7,890	$4,466
Components
Allowance for loan losses	$7,383	$4,019
Liability for unfunded credit commitments	507	447
Total allowance for credit losses	$7,890	$4,466
Allowance for Credit Losses as a Percentage of
Period-end loans	2.54%	1.53%
Nonperforming loans	737	556
Nonperforming and accruing loans 90 days or more past due	485	287
Nonperforming assets	673	469
Annualized net charge-offs	449	318

(a)
Effective January 1, 2020, the Company adopted accounting guidance which changed impairment recognition of financial instruments to a model that is based on expected losses rather than incurred losses.

U.S. Bancorp	21

Residual Value Risk Management
 The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2020, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2019. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2019, for further discussion on residual value risk management.
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
Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. While the Company utilizes models and assumptions based on historical information and expected behaviors, actual outcomes could vary significantly.

22	U.S. Bancorp

Table 9	Sensitivity of Net Interest Income

	June 30, 2020				December 31, 2019
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(3.87)%	3.82%	*	5.71%	(1.43)%	.83%	*	.21%
*	Given the level of interest rates, downward rate scenario is not computed.

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
Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At June 30, 2020, the Company had $15.0 billion of forward commitments to sell, hedging $6.8 billion of MLHFS and $13.3 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.
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

U.S. Bancorp	23

require transition to a new reference rate. This transition will occur over time as many of these arrangements do not have an alternative rate referenced in their contracts or a clear path for the parties to agree upon an alternative reference rate. In order to facilitate the transition process, the Company has instituted a LIBOR Transition Office and commenced an enterprise-wide project to identify, assess and monitor risks associated with the expected discontinuance or unavailability of LIBOR, actively engage with industry working groups and regulators, achieve operational readiness and engage impacted customers. It is currently unclear what impact COVID-19 may have on the LIBOR transition or on the timing thereof. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for further discussion on potential risks that could adversely affect the Company’s financial results as a result of the LIBOR transition.
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
The average, high, low and period-end one-day VaR amounts for the Company’s Covered Positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2020	2019
Average	$2	$1
High	3	2
Low	1	1
Period-end	3	1
Given the market volatility resulting from effects of the COVID-19 pandemic, the Company experienced actual losses for its combined Covered Positions that exceeded VaR five times during the six months ended June 30, 2020. The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the six months ended June 30, 2019. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and period-end one-day Stressed VaR amounts for the Company’s Covered Positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2020	2019
Average	$6	$6
High	8	9
Low	4	4
Period-end	7	7

24	U.S. Bancorp

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
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Six Months Ended June 30 (Dollars in Millions)	2020	2019
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$7	$2
High	22	4
Low	2	–
Mortgage Servicing Rights and Related Hedges
Average	$18	$6
High	54	8
Low	6	4
Liquidity Risk Management
 The Company’s liquidity risk management process is designed to identify, measure, and manage the Company’s funding and liquidity risk to meet its daily funding needs and to address expected and unexpected changes in its funding requirements. The Company engages in various activities to manage its liquidity risk. These activities include diversifying its funding sources, stress testing, and holding readily-marketable assets which can be used as a source of liquidity if needed. In addition, the Company’s profitable operations, sound credit quality and strong capital position have enabled it to develop a large and reliable base of core deposit funding within its market areas and in domestic and global capital markets. During the six months ended June 30, 2020, the Company effectively managed its liquidity position while funding significant loan growth during the period.
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
The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at Federal Reserve Bank’s Discount Window. At June 30, 2020, the fair value of unencumbered investment securities totaled $116.3 billion, compared with $114.2 billion at December 31, 2019. Refer to Note 3 of the Notes to Consolidated Financial Statements and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At June 30, 2020, the Company could have borrowed a total of an additional $97.8 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $413.3 billion at June 30, 2020, compared with $361.9 billion at December 31, 2019. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $42.6 billion at June 30, 2020, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $20.6 billion at June 30, 2020, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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

U.S. Bancorp	25

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
At June 30, 2020, parent company long-term debt outstanding was $20.9 billion, compared with $18.6 billion at December 31, 2019. The increase was primarily due to $1.5 billion of medium-term note issuances. As of June 30, 2020, there was no parent company debt scheduled to mature in the remainder of 2020.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. At June 30, 2020, the Company was compliant with this requirement.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for further discussion on liquidity risk management.
European Exposures
The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 1 percent of the Company’s total net revenue for both the three and six months ended June 30, 2020. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2020, the Company had an aggregate amount on deposit with European banks of approximately $9.1 billion, predominately with the Central Bank of Ireland and Bank of England.
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
Capital Management
 The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. During 2020, the Company elected to adopt an interim final rule issued in March 2020 by its regulators which permits banking organizations who adopt accounting guidance related to the impairment of financial instruments based on the current expected credit losses methodology during 2020, the option to defer the impact of the effect of that guidance at adoption plus 25 percent of its quarterly credit reserve increases over the next two years on its regulatory capital requirements, followed by a three-year transition period to phase in the cumulative deferred impact. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at June 30, 2020 and December 31, 2019. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

26	U.S. Bancorp

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2020	December 31, 2019
Basel III standardized approach:
Common equity tier 1 capital	$36,351	$35,713
Tier 1 capital	42,781	41,721
Total risk-based capital	51,457	49,744
Risk-weighted assets	401,832	391,269

Common equity tier 1 capital as a percent of risk-weighted assets	9.0%	9.1%
Tier 1 capital as a percent of risk-weighted assets	10.6	10.7
Total risk-based capital as a percent of risk-weighted assets	12.8	12.7
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.0	8.8
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.1	7.0

The Company believes certain other capital ratios are useful in evaluating its capital adequacy. At June 30, 2020, the Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the current expected credit losses methodology under the standardized approach, was 6.7 percent and 9.0 percent, respectively. This compares to the Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets under the standardized approach, of 7.5 percent and 9.3 percent, respectively, at December 31, 2019. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the current expected credit losses methodology was 8.7 percent at June 30, 2020. Refer to “Non-GAAP Financial Measures” beginning on page 32 for further information on these other capital ratios.
Total U.S. Bancorp shareholders’ equity was $51.9 billion at June 30, 2020, unchanged from December 31, 2019, resulting from a reduction to retained earnings due to the January 1, 2020 adoption of accounting guidance related to the impairment of financial instruments, common share repurchases and dividends, offset by changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss) and corporate earnings.
During 2019, the Company announced its Board of Directors had approved authorizations to repurchase up to $5.5 billion of its common stock, from July 1, 2019 through June 30, 2020. Beginning in March 2020, the Company suspended all common stock repurchases except for those done exclusively in connection with its stock-based compensation programs, to maintain strong capital levels given the impact and uncertainties of COVID-19 on the economy and global markets. In addition, the Federal Reserve announced in June 2020 that it will require all large bank holding companies to preserve capital during the third quarter of 2020 through the suspension of share repurchase programs and capping dividends at existing rates, which may not be in excess of the average of the last four quarters’ earnings, due to the continued economic uncertainty resulting from COVID-19. The Company will continue to monitor the impact of COVID-19 and will adjust its capital distributions as circumstances warrant. Additional capital distributions are subject to the approval of the Company’s Board of Directors, and will be consistent with regulatory requirements.
The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the second quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
April	365,131	(b)	$32.91	5,131	$756
May	190,072	(c)	33.08	72	756
June	10		37.13	10	–
Total	555,213	(d)	$32.97	5,213	$–

(a)
All shares were purchased under the common stock repurchase authorization programs announced in 2019 and represent shares acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock and unit awards and exercises under other compensation plans.

(b)
Includes 360,000 shares of common stock purchased, at an average price per share of $32.88, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

(c)
Includes 190,000 shares of common stock purchased, at an average price per share of $33.08, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

(d)
Includes 550,000 shares of common stock purchased, at an average price per share of $32.95, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for further discussion on capital management.

U.S. Bancorp	27

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
Corporate and Commercial Banking
Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Corporate and Commercial Banking contributed $598 million of the Company’s net income in the second quarter and $767 million in the first six months of 2020, or an increase of $133 million (28.6 percent) and a decrease of $114 million (12.9 percent), respectively, compared with the same periods of 2019.
Net revenue increased $212 million (20.8 percent) in the second quarter and $297 million (14.8 percent) in the first six months of 2020, compared with the same periods of 2019. Net interest income, on a taxable-equivalent basis, increased $116 million (15.0 percent) in the second quarter and $136 million (8.8 percent) in the first six months of 2020, compared with the same periods of 2019. The increases were primarily due to strong loan growth as well as higher noninterest-bearing and interest-bearing deposits, partially offset by the impact on net interest margin due to changes in loan mix and lower spreads on loans, reflecting changing interest rates given the economic environment. Noninterest income increased $96 million (39.3 percent) in the second quarter and $161 million (35.6 percent) in the first six months of 2020, compared with the same periods of 2019, primarily due to higher capital markets and trading revenue as corporate customers accessed the fixed income capital markets for bond issuances.
Noninterest expense decreased $3 million (0.7 percent) in the second quarter and increased $10 million (1.2 percent) in the first six months of 2020, compared with the same periods of 2019, reflecting lower net shared services expense, lower other noninterest expense due to a reduction in travel as a result of COVID-19, and lower loan costs, offset by higher variable compensation related to fixed income capital markets business production. The provision for credit losses increased $37 million in the second quarter of 2020, compared with the second quarter of 2019, primarily due to higher net charge-offs, partially offset by a favorable change in the reserve allocation driven by payoffs of funded exposures net of the impact of credit risk rating downgrades. The provision for credit losses increased $439 million in the first six months of 2020, compared with the first six months of 2019, primarily due to an unfavorable change in the reserve allocation based on economic risks related to COVID-19 in the portfolio, along with higher net charge-offs.
Consumer and Business Banking
 Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $692 million of the Company’s net income in the second quarter and $1.3 billion in the first six months of 2020, or increases of $111 million (19.1 percent) and $162 million (13.8 percent), respectively, compared with the same periods of 2019.
Net revenue increased $243 million (11.2 percent) in the second quarter and $427 million (10.0 percent) in the first six months of 2020, compared with the same periods of 2019. Net interest income, on a taxable-equivalent basis, decreased $111 million (7.0 percent) in the second quarter and $149 million (4.7 percent) in the first six months of 2020, compared with the same periods of 2019. The decreases were primarily due to the impact of declining interest rates on the margin benefit from deposits, partially offset by growth in non-interest bearing and interest-bearing deposit balances and loan growth driven in part by loans made under the SBA’s Paycheck Protection Program. Noninterest income increased $354 million (62.4 percent) in the second

28	U.S. Bancorp

quarter and $576 million (52.3 percent) in the first six months of 2020, compared with the same periods of 2019, primarily due to higher mortgage banking revenue driven by mortgage production and related gain on sale margins, partially offset by changes in the valuation of MSRs, net of hedging activities. The increases in noninterest income were partially offset by lower deposit service charges due to lower volume and fee waivers related to customers impacted by COVID-19.
Noninterest expense increased $64 million (4.9 percent) in the second quarter and $127 million (5.0 percent) in the first six months of 2020, compared with the same periods of 2019, primarily due to higher variable compensation related to strong mortgage banking origination activities, and higher net shared services expense, reflecting the impact of investment in infrastructure supporting business growth. The provision for credit losses increased $31 million (39.2 percent) in the second quarter and $84 million (56.4 percent) in the first six months of 2020, compared with the same periods of 2019, due to higher net charge-offs and unfavorable changes in the reserve allocation reflecting deterioration in credit quality given the economic environment.
Wealth Management and Investment Services
 Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management and Fund Services. Wealth Management and Investment Services contributed $204 million of the Company’s net income in the second quarter and $420 million in the first six months of 2020, or decreases of $31 million (13.2 percent) and $41 million (8.9 percent), respectively, compared with the same periods of 2019.
Net revenue decreased $31 million (4.1 percent) in the second quarter and $7 million (0.5 percent) in the first six months of 2020, compared with the same periods of 2019. Net interest income, on a taxable-equivalent basis, decreased $49 million (16.1 percent) in the second quarter and $59 million (9.9 percent) in the first six months of 2020, compared with the same periods of 2019, primarily due to the impact of declining interest rates on the margin benefit from deposits, partially offset by higher noninterest-bearing and interest-bearing deposit balances, and changes in deposit mix. Noninterest income increased $18 million (4.0 percent) in the second quarter and $52 million (5.9 percent) in the first six months of 2020, compared with the same periods of 2019, primarily due to the impact of favorable market conditions and business growth on trust and investment management fees.
Noninterest expense increased $14 million (3.2 percent) in the second quarter and $26 million (3.0 percent) in the first six months of 2020, compared with the same periods of 2019, reflecting increased net shared services expense due to technology development and higher compensation expense due to the impact of merit increases, increased staffing, and higher business incentives. The provision for credit losses decreased $4 million in the second quarter of 2020, compared with the second quarter of 2019, reflecting a favorable change in the reserve allocation driven by the strong credit quality of the loan portfolio. The provision for credit losses increased $22 million in the first six months of 2020, compared with the first six months of 2019, primarily due to an unfavorable change in the reserve allocation in the first quarter of 2020.
Payment Services
 Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $400 million of the Company’s net income in the second quarter and $716 million in the first six months of 2020, or increases of $46 million (13.0 percent) and $28 million (4.1 percent), respectively, compared with the same periods of 2019.
Net revenue decreased $277 million (18.0 percent) in the second quarter and $303 million (10.1 percent) in the first six months of 2020, compared with the same periods of 2019. Net interest income, on a taxable-equivalent basis, increased $17 million (2.9 percent) in the second quarter and $51 million (4.2 percent) in the first six months of 2020, compared with the same periods of 2019, primarily due to favorable loan spreads, partially offset by lower loan fees. The increase in net interest income in the second quarter of 2020, compared with the second quarter of 2019, was further offset by lower loan volume. Noninterest income decreased $294 million (30.9 percent) in the second quarter and $354 million (19.6 percent) in the first six months of 2020, compared with the same periods of 2019, mainly due to the impacts of COVID-19 on consumer and business spending volume in all payments businesses including merchant processing services, corporate payment products, and credit and debit card revenue.
Noninterest expense decreased $12 million (1.6 percent) in the second quarter and increased $10 million (0.7 percent) in the first six months of 2020, compared with the same periods of 2019, reflecting lower marketing and business development expense due to the timing of marketing campaigns and a reduction in costs related to equipment sales driven by lower volumes, offset

U.S. Bancorp	29

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking
Three Months Ended June 30 (Dollars in Millions)	2020	2019	Percent Change	2020	2019	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$890	$774	15.0%	$1,486	$1,597	(7.0)%
Noninterest income	340	244	39.3	921	567	62.4
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	1,230	1,018	20.8	2,407	2,164	11.2
Noninterest expense	411	413	(.5)	1,370	1,305	5.0
Other intangibles	–	1	*	4	5	(20.0)
Total noninterest expense	411	414	(.7)	1,374	1,310	4.9
Income before provision and income taxes	819	604	35.6	1,033	854	21.0
Provision for credit losses	21	(16)	*	110	79	39.2
Income before income taxes	798	620	28.7	923	775	19.1
Income taxes and taxable-equivalent adjustment	200	155	29.0	231	194	19.1
Net income	598	465	28.6	692	581	19.1
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income (loss) attributable to U.S. Bancorp	$598	$465	28.6	$692	$581	19.1
Average Balance Sheet
Commercial	$100,857	$78,463	28.5%	$12,808	$9,710	31.9%
Commercial real estate	22,083	20,452	8.0	16,313	16,096	1.3
Residential mortgages	3	6	(50.0)	66,655	63,074	5.7
Credit card	–	–	–	–	–	–
Other retail	7	1	*	54,430	54,897	(.9)
Total loans	122,950	98,922	24.3	150,206	143,777	4.5
Goodwill	1,647	1,647	–	3,475	3,475	–
Other intangible assets	6	9	(33.3)	1,935	2,717	(28.8)
Assets	135,504	108,823	24.5	167,501	157,445	6.4
Noninterest-bearing deposits	38,658	29,061	33.0	34,662	27,051	28.1
Interest checking	15,047	10,549	42.6	58,872	51,388	14.6
Savings products	57,801	42,404	36.3	68,841	62,036	11.0
Time deposits	22,525	17,787	26.6	16,606	15,508	7.1
Total deposits	134,031	99,801	34.3	178,981	155,983	14.7
Total U.S. Bancorp shareholders’ equity	17,295	15,436	12.0	14,973	15,119	(1.0)

	Corporate and Commercial Banking			Consumer and Business Banking
Six Months Ended June 30 (Dollars in Millions)	2020	2019	Percent Change	2020	2019	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,688	$1,552	8.8%	$3,029	$3,178	(4.7)%
Noninterest income	613	452	35.6	1,678	1,102	52.3
Securities gains (losses), net	–	–	–	–	–	–
Total net revenue	2,301	2,004	14.8	4,707	4,280	10.0
Noninterest expense	832	820	1.5	2,684	2,555	5.0
Other intangibles	–	2	*	8	10	(20.0)
Total noninterest expense	832	822	1.2	2,692	2,565	5.0
Income before provision and income taxes	1,469	1,182	24.3	2,015	1,715	17.5
Provision for credit losses	446	7	*	233	149	56.4
Income before income taxes	1,023	1,175	(12.9)	1,782	1,566	13.8
Income taxes and taxable-equivalent adjustment	256	294	(12.9)	446	392	13.8
Net income	767	881	(12.9)	1,336	1,174	13.8
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income (loss) attributable to U.S. Bancorp	$767	$881	(12.9)	$1,336	$1,174	13.8
Average Balance Sheet
Commercial	$91,512	$78,291	16.9%	$10,834	$9,582	13.1%
Commercial real estate	21,638	20,502	5.5	16,307	16,078	1.4
Residential mortgages	3	6	(50.0)	66,644	62,494	6.6
Credit card	–	–	–	–	–	–
Other retail	8	1	*	54,674	54,650	–
Total loans	113,161	98,800	14.5	148,459	142,804	4.0
Goodwill	1,647	1,647	–	3,475	3,475	–
Other intangible assets	7	9	(22.2)	2,170	2,799	(22.5)
Assets	125,409	108,063	16.1	164,630	156,103	5.5
Noninterest-bearing deposits	34,002	29,623	14.8	31,265	26,800	16.7
Interest checking	14,558	11,147	30.6	55,958	51,251	9.2
Savings products	53,003	41,834	26.7	66,524	61,711	7.8
Time deposits	20,456	17,978	13.8	16,559	15,173	9.1
Total deposits	122,019	100,582	21.3	170,306	154,935	9.9
Total U.S. Bancorp shareholders’ equity	16,553	15,389	7.6	14,952	15,060	(.7)

*	Not meaningful

30	U.S. Bancorp

Wealth Management and Investment Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2020	2019	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change

$256	$305	(16.1)%	$602	$585	2.9%	$(10)	$71	* %	$3,224	$3,332	(3.2)%
463	445	4.0	658	952	(30.9)	151	265	(43.0)	2,533	2,473	2.4
–	–	–	–	–	–	81	17	*	81	17	*
719	750	(4.1)	1,260	1,537	(18.0)	222	353	(37.1)	5,838	5,822	.3
446	432	3.2	722	737	(2.0)	326	224	45.5	3,275	3,111	5.3
3	3	–	36	33	9.1	–	–	–	43	42	2.4
449	435	3.2	758	770	(1.6)	326	224	45.5	3,318	3,153	5.2
270	315	(14.3)	502	767	(34.6)	(104)	129	*	2,520	2,669	(5.6)
(2)	2	*	(31)	295	*	1,639	5	*	1,737	365	*
272	313	(13.1)	533	472	12.9	(1,743)	124	*	783	2,304	(66.0)
68	78	(12.8)	133	118	12.7	(544)	(69)	*	88	476	(81.5)
204	235	(13.2)	400	354	13.0	(1,199)	193	*	695	1,828	(62.0)
–	–	–	–	–	–	(6)	(7)	14.3	(6)	(7)	14.3
$204	$235	(13.2)	$400	$354	13.0	$(1,205)	$186	*	$689	$1,821	(62.2)

$4,510	$3,952	14.1%	$8,529	$10,087	(15.4)%	$1,335	$1,021	30.8%	$128,039	$103,233	24.0%
591	494	19.6	–	–	–	2,101	2,323	(9.6)	41,088	39,365	4.4
4,464	3,754	18.9	–	–	–	–	–	–	71,122	66,834	6.4
–	–	–	21,510	22,830	(5.8)	–	–	–	21,510	22,830	(5.8)
1,629	1,698	(4.1)	282	360	(21.7)	–	–	–	56,348	56,956	(1.1)
11,194	9,898	13.1	30,321	33,277	(8.9)	3,436	3,344	2.8	318,107	289,218	10.0
1,616	1,617	(.1)	3,101	2,806	10.5	–	–	–	9,839	9,545	3.1
40	50	(20.0)	590	533	10.7	–	–	–	2,571	3,309	(22.3)
14,308	13,178	8.6	35,473	39,588	(10.4)	191,520	152,564	25.5	544,306	471,598	15.4
16,298	13,612	19.7	3,165	1,221	*	2,323	2,151	8.0	95,106	73,096	30.1
9,629	8,310	15.9	–	–	–	241	186	29.6	83,789	70,433	19.0
53,398	49,364	8.2	115	113	1.8	774	704	9.9	180,929	154,621	17.0
2,273	3,743	(39.3)	2	2	–	2,073	10,042	(79.4)	43,479	47,082	(7.7)
81,598	75,029	8.8	3,282	1,336	*	5,411	13,083	(58.6)	403,303	345,232	16.8
2,478	2,432	1.9	5,876	6,043	(2.8)	11,619	13,408	(13.3)	52,241	52,438	(.4)

Wealth Management and Investment Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2020	2019	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change

$539	$598	(9.9)%	$1,253	$1,202	4.2%	$(38)	$88	* %	$6,471	$6,618	(2.2)%
927	875	5.9	1,452	1,806	(19.6)	338	524	(35.5)	5,008	4,759	5.2
–	–	–	–	–	–	131	22	*	131	22	*
1,466	1,473	(.5)	2,705	3,008	(10.1)	431	634	(32.0)	11,610	11,399	1.9
879	853	3.0	1,448	1,445	.2	706	485	45.6	6,549	6,158	6.3
6	6	–	71	64	10.9	–	–	–	85	82	3.7
885	859	3.0	1,519	1,509	.7	706	485	45.6	6,634	6,240	6.3
581	614	(5.4)	1,186	1,499	(20.9)	(275)	149	*	4,976	5,159	(3.5)
21	(1)	*	231	581	(60.2)	1,799	6	*	2,730	742	*
560	615	(8.9)	955	918	4.0	(2,074)	143	*	2,246	4,417	(49.2)
140	154	(9.1)	239	230	3.9	(709)	(189)	*	372	881	(57.8)
420	461	(8.9)	716	688	4.1	(1,365)	332	*	1,874	3,536	(47.0)
–	–	–	–	–	–	(14)	(16)	12.5	(14)	(16)	12.5
$420	$461	(8.9)	$716	$688	4.1	$(1,379)	$316	*	$1,860	$3,520	(47.2)

$4,350	$3,937	10.5%	$9,036	$9,766	(7.5)%	$1,281	$1,024	25.1%	$117,013	$102,600	14.0%
564	499	13.0	–	–	–	2,074	2,338	(11.3)	40,583	39,417	3.0
4,360	3,712	17.5	–	–	–	–	–	–	71,007	66,212	7.2
–	–	–	22,673	22,714	(.2)	–	–	–	22,673	22,714	(.2)
1,628	1,710	(4.8)	296	368	(19.6)	–	–	–	56,606	56,729	(.2)
10,902	9,858	10.6	32,005	32,848	(2.6)	3,355	3,362	(.2)	307,882	287,672	7.0
1,616	1,617	(.1)	3,028	2,810	7.8	–	–	–	9,766	9,549	2.3
42	52	(19.2)	576	523	10.1	–	–	–	2,795	3,383	(17.4)
14,129	13,180	7.2	37,137	39,112	(5.0)	178,251	151,063	18.0	519,556	467,521	11.1
14,758	13,459	9.7	2,318	1,198	93.5	2,281	2,183	4.5	84,624	73,263	15.5
9,811	8,759	12.0	–	–	–	246	144	70.8	80,573	71,301	13.0
55,009	45,273	21.5	114	111	2.7	812	733	10.8	175,462	149,662	17.2
2,221	3,773	(41.1)	2	2	–	3,156	9,174	(65.6)	42,394	46,100	(8.0)
81,799	71,264	14.8	2,434	1,311	85.7	6,495	12,234	(46.9)	383,053	340,326	12.6
2,472	2,437	1.4	5,980	6,009	(.5)	11,736	13,121	(10.6)	51,693	52,016	(.6)

U.S. Bancorp	31

by higher software expense due to capital expenditures and acquisitions. The provision for credit losses decreased $326 million in the second quarter and $350 million (60.2 percent) in the first six months of 2020, compared with the same periods of 2019, reflecting favorable changes in the reserve allocation driven by lower outstanding loan balances and lower delinquency rates, partially offset by higher net charge-offs.
Treasury and Corporate Support
 Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net losses of $1.2 billion in the second quarter and $1.4 billion in the first six months of 2020, compared with net income of $186 million and $316 million, respectively, in the same periods of 2019.
Net revenue decreased $131 million (37.1 percent) in the second quarter and $203 million (32.0 percent) in the first six months of 2020, compared with the same periods of 2019. Net interest income, on a taxable-equivalent basis, decreased $81 million in the second quarter and $126 million in the first six months of 2020, compared with the same periods of 2019, primarily due to lower spreads within the investment portfolio. Noninterest income decreased $50 million (17.7 percent) in the second quarter and $77 million (14.1 percent) in the first six months of 2020, compared with the same periods of 2019, primarily due to lower equity investment income, lower tax-advantaged investment syndication revenue, and asset impairments as a result of property damage from civil unrest in the second quarter of 2020, partially offset by higher investment securities gains. The decrease in noninterest income in the first six months of 2020, compared with the first six months of 2019, was also due to higher credit valuation losses, partially offset by gains on the sale of certain businesses in the first quarter of 2020.
Noninterest expense increased $102 million (45.5 percent) in the second quarter and $221 million (45.6 percent) in the first six months of 2020, compared with the same periods of 2019, primarily due to COVID-related expenses, higher state franchise taxes, higher compensation expense reflecting merit increases and stock-based compensation, and higher implementation costs of capital investments to support business growth. These increases were partially offset by lower net shared services expense, lower costs related to tax-advantaged projects and a reduction in travel expenses as a result of COVID-19. The provision for credit losses increased $1.6 billion in the second quarter and $1.8 billion in the first six months of 2020, compared with the same periods of 2019, reflecting unfavorable changes in the reserve allocation due to adverse changes in economic conditions and the expected impact to credit losses in the current environment.
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
These capital measures are viewed by management as useful additional methods of evaluating the Company’s utilization of its capital held and the level of capital available to withstand unexpected negative market or economic conditions. Additionally, presentation of these measures allows investors, analysts and banking regulators to assess the Company’s capital position relative to other financial services companies. These capital measures are not defined in generally accepted accounting principles (“GAAP”), or are not currently effective or defined in banking regulations. In addition, certain of these measures differ from currently effective capital ratios defined by banking regulations principally in that the currently effective ratios, which are subject to certain transitional provisions, temporarily exclude the impact of the 2020 adoption of accounting guidance related to impairment of financial instruments based on the current expected credit losses methodology. As a result, these capital measures disclosed by the Company may be considered non-GAAP financial measures. Management believes this information helps investors assess trends in the Company’s capital adequacy.
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

32	U.S. Bancorp

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	June 30, 2020	December 31, 2019
Total equity	$52,480	$52,483
Preferred stock	(5,984)	(5,984)
Noncontrolling interests	(630)	(630)
Goodwill (net of deferred tax liability) (1)	(8,954)	(8,788)
Intangible assets, other than mortgage servicing rights	(678)	(677)
Tangible common equity (a)	36,234	36,404
Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the current expected credit losses methodology implementation	36,351
Adjustments (2)	(1,702)
Common equity tier 1 capital, reflecting the full implementation of the current expected credit losses methodology (b)	34,649
Total assets	546,652	495,426
Goodwill (net of deferred tax liability) (1)	(8,954)	(8,788)
Intangible assets, other than mortgage servicing rights	(678)	(677)
Tangible assets (c)	537,020	485,961
Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company (d)	401,832	391,269
Adjustments (3)	(1,394)
Risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (e)	400,438

Ratios
Tangible common equity to tangible assets (a)/(c)	6.7%	7.5%
Tangible common equity to risk-weighted assets (a)/(d)	9.0	9.3
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (b)/(e)	8.7

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net interest income	$3,200	$3,305	$6,423	$6,564
Taxable-equivalent adjustment (4)	24	27	48	54
Net interest income, on a taxable-equivalent basis	3,224	3,332	6,471	6,618

Net interest income, on a taxable-equivalent basis (as calculated above)	3,224	3,332	6,471	6,618
Noninterest income	2,614	2,490	5,139	4,781
Less: Securities gains (losses), net	81	17	131	22
Total net revenue, excluding net securities gains (losses) (f)	5,757	5,805	11,479	11,377

Noninterest expense (g)	3,318	3,153	6,634	6,240

Efficiency ratio (g)/(f)	57.6%	54.3%	57.8%	54.8%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes the estimated increase in the allowance for credit losses related to the adoption of the current expected credit losses methodology net of deferred taxes.
(3)	Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the current expected credit losses methodology.
(4)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

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

U.S. Bancorp	33

the Company adopted new accounting guidance which changed previous impairment recognition to a model that is based on expected losses rather than incurred losses. Refer to Note 2 of the Notes to Consolidated Financial Statements for discussion on the effect of the adoption of this guidance on the Company’s financial statements.
The methods utilized to estimate the allowance for credit losses, key assumptions and quantitative and qualitative information considered by management in determining the appropriate allowance for credit losses at June 30, 2020 are discussed in the “Credit Risk Management” section. Although methodologies utilized to determine each element of the allowance reflect management’s assessment of credit risk as identified through assessments completed of individual credits and of homogenous pools affected by material credit events, degrees of imprecision exist in these measurement tools due in part to subjective judgments involved and an inherent lag in the data available to quantify current conditions and events that affect credit loss reserve estimates. As discussed in the “Analysis and Determination of Allowance for Credit Losses” section, management considered the effect of changes in economic conditions, risk management practices, and other factors that contributed to imprecision of loss estimates in determining the allowance for credit losses. If not considered, expected losses in the credit portfolio related to imprecision and other subjective factors could have a dramatic adverse impact on the liquidity and financial viability of a banking institution.
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
The Company considers a range of economic scenarios in its determination of the allowance for credit losses. These scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses, and also the expectation that conditions will eventually normalize over the longer run. Scenarios worse than the Company’s expected outcome at June 30, 2020 include risks that government stimulus in response to the COVID-19 pandemic is less broad or less effective than expected, or that a longer or more severe health crisis prolongs the downturn in economic activity, reducing the number of businesses that are ultimately able to resume operations after the crisis has passed.
The Company’s determination of the allowance for commercial lending segment loans is sensitive to the assigned credit risk ratings and expected loss rates at June 30, 2020. If 20 percent of period ending loan balances (including unfunded commitments) within each risk category of risk rated commercial lending loans experienced a downgrade to the next worse risk category, the allowance for credit losses would have increased by approximately $238 million at June 30, 2020. If quantitative loss estimates for commercial lending segment loans increased by 10 percent, the allowance for credit losses would have increased by approximately $358 million at June 30, 2020. The Company believes the allowance for credit losses appropriately considers the imprecision in estimating credit losses based on credit risk ratings and credit loss model estimates, but actual losses may differ from those estimates.
The Company’s determination of the allowance for consumer lending segment loans is sensitive to changes in estimated loss rates and estimated impairments on restructured loans. In the event that estimated losses for this segment of the loan portfolio increased by 10 percent, the allowance for credit losses would have increased by approximately $324 million at June 30, 2020. Because several quantitative and qualitative factors are considered in determining the allowance for credit

34	U.S. Bancorp

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

U.S. Bancorp	35

U.S. Bancorp
Consolidated Balance
Sheet

(Dollars in Millions)	June 30, 2020	December 31, 2019
	(Unaudited)

Assets
Cash and due from banks	$52,392	$22,405
Available-for-sale investment securities ($1,017 and $269 pledged as collateral, respectively) (a)	128,120	122,613
Loans held for sale (including $8,084 and $5,533 of mortgage loans carried at fair value, respectively)	8,178	5,578
Loans
Commercial	120,261	103,863
Commercial real estate	41,076	39,746
Residential mortgages	71,329	70,586
Credit card	21,257	24,789
Other retail	56,412	57,118
Total loans	310,335	296,102
Less allowance for loan losses	(7,383)	(4,020)
Net loans	302,952	292,082
Premises and equipment	3,616	3,702
Goodwill	9,842	9,655
Other intangible assets	2,518	3,223
Other assets (including $1,198 and $951 of trading securities at fair value pledged as collateral, respectively) (a)	39,034	36,168
Total assets	$546,652	$495,426

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$109,723	$75,590
Interest-bearing (b)	303,583	286,326
Total deposits	413,306	361,916
Short-term borrowings	20,595	23,723
Long-term debt	42,579	40,167
Other liabilities	17,692	17,137
Total liabilities	494,172	442,943
Shareholders’ equity
Preferred stock	5,984	5,984
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 6/30/20 and 12/31/19—2,125,725,742 shares	21	21
Capital surplus	8,483	8,475
Retained earnings	62,526	63,186
Less cost of common stock in treasury: 6/30/20—619,380,455 shares; 12/31/19—591,570,506 shares	(25,962)	(24,440)
Accumulated other comprehensive income (loss)	798	(1,373)
Total U.S. Bancorp shareholders’ equity	51,850	51,853
Noncontrolling interests	630	630
Total equity	52,480	52,483
Total liabilities and equity	$546,652	$495,426

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	lncludes time deposits greater than $250,000 balances of $7.6 billion and $7.8 billion at June 30, 2020 and December 31, 2019, respectively.
See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Interest Income
Loans	$2,949	$3,582	$6,260	$7,122
Loans held for sale	52	34	96	59
Investment securities	630	745	1,322	1,450
Other interest income	41	90	110	171
Total interest income	3,672	4,451	7,788	8,802
Interest Expense
Deposits	194	762	719	1,457
Short-term borrowings	34	91	105	184
Long-term debt	244	293	541	597
Total interest expense	472	1,146	1,365	2,238
Net interest income	3,200	3,305	6,423	6,564
Provision for credit losses	1,737	365	2,730	742
Net interest income after provision for credit losses	1,463	2,940	3,693	5,822
Noninterest Income
Credit and debit card revenue	284	365	588	669
Corporate payment products revenue	101	167	246	329
Merchant processing services	266	404	603	782
Trust and investment management fees	434	415	861	814
Deposit service charges	133	227	342	444
Treasury management fees	137	153	280	299
Commercial products revenue	355	249	601	468
Mortgage banking revenue	648	189	1,043	358
Investment products fees	45	47	94	92
Securities gains (losses), net	81	17	131	22
Other	130	257	350	504
Total noninterest income	2,614	2,490	5,139	4,781
Noninterest Expense
Compensation	1,685	1,574	3,305	3,133
Employee benefits	314	314	666	647
Net occupancy and equipment	271	281	547	558
Professional services	106	106	205	201
Marketing and business development	67	111	141	200
Technology and communications	309	270	598	527
Postage, printing and supplies	72	73	144	145
Other intangibles	43	42	85	82
Other	451	382	943	747
Total noninterest expense	3,318	3,153	6,634	6,240
Income before income taxes	759	2,277	2,198	4,363
Applicable income taxes	64	449	324	827
Net income	695	1,828	1,874	3,536
Net (income) loss attributable to noncontrolling interests	(6)	(7)	(14)	(16)
Net income attributable to U.S. Bancorp	$689	$1,821	$1,860	$3,520
Net income applicable to U.S. Bancorp common shareholders	$614	$1,741	$1,702	$3,354
Earnings per common share	$.41	$1.09	$1.13	$2.10
Diluted earnings per common share	$.41	$1.09	$1.12	$2.10
Average common shares outstanding	1,506	1,590	1,512	1,596
Average diluted common shares outstanding	1,507	1,592	1,513	1,599
See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net income	$695	$1,828	$1,874	$3,536
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on investment securities available-for-sale	453	721	3,240	1,506
Changes in unrealized gains and losses on derivative hedges	–	(135)	(257)	(209)
Foreign currency translation	1	(8)	(12)	8
Reclassification to earnings of realized gains and losses	(59)	(4)	(65)	4
Income taxes related to other comprehensive income (loss)	(100)	(145)	(735)	(331)
Total other comprehensive income (loss)	295	429	2,171	978
Comprehensive income	990	2,257	4,045	4,514
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(7)	(14)	(16)

Comprehensive income attributable to U.S. Bancorp	$984	$2,250	$4,031	$4,498
See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance March 31, 2019	1,599	$5,984	$21	$8,432	$60,092	$(20,699)	$(1,773)	$52,057	$629	$52,686
Net income (loss)					1,821			1,821	7	1,828
Other comprehensive income (loss)							429	429		429
Preferred stock dividends (a)					(72)			(72)		(72)
Common stock dividends ($.37 per share)					(589)			(589)		(589)
Issuance of common and treasury stock	–			(5)		14		9		9
Purchase of treasury stock	(15)					(780)		(780)		(780)
Distributions to noncontrolling interests								–	(8)	(8)
Net other changes in noncontrolling interests								–	(1)	(1)
Stock option and restricted stock grants				38				38		38

Balance June 30, 2019	1,584	$5,984	$21	$8,465	$61,252	$(21,465)	$(1,344)	$52,913	$627	$53,540
Balance March 31, 2020	1,506	$5,984	$21	$8,452	$62,544	$(25,972)	$503	$51,532	$630	$52,162
Net income (loss)					689			689	6	695
Other comprehensive income (loss)							295	295		295
Preferred stock dividends (b)					(72)			(72)		(72)
Common stock dividends ($.42 per share)					(635)			(635)		(635)
Issuance of common and treasury stock	–			(9)		10		1		1
Distributions to noncontrolling interests								–	(6)	(6)
Stock option and restricted stock grants				40				40		40

Balance June 30, 2020	1,506	$5,984	$21	$8,483	$62,526	$(25,962)	$798	$51,850	$630	$52,480
Balance December 31, 2018	1,608	$5,984	$21	$8,469	$59,065	$(20,188)	$(2,322)	$51,029	$628	$51,657
Change in accounting principle					2			2		2
Net income (loss)					3,520			3,520	16	3,536
Other comprehensive income (loss)							978	978		978
Preferred stock dividends (c)					(151)			(151)		(151)
Common stock dividends ($.74 per share)					(1,184)			(1,184)		(1,184)
Issuance of common and treasury stock	3			(119)		143		24		24
Purchase of treasury stock	(27)					(1,420)		(1,420)		(1,420)
Distributions to noncontrolling interests								–	(16)	(16)
Net other changes in noncontrolling interests								–	(1)	(1)
Stock option and restricted stock grants				115				115		115

Balance June 30, 2019	1,584	$5,984	$21	$8,465	$61,252	$(21,465)	$(1,344)	$52,913	$627	$53,540
Balance December 31, 2019	1,534	$5,984	$21	$8,475	$63,186	$(24,440)	$(1,373)	$51,853	$630	$52,483
Change in accounting principle (d)					(1,099)			(1,099)		(1,099)
Net income (loss)					1,860			1,860	14	1,874
Other comprehensive income (loss)							2,171	2,171		2,171
Preferred stock dividends (e)					(150)			(150)		(150)
Common stock dividends ($.84 per share)					(1,271)			(1,271)		(1,271)
Issuance of common and treasury stock	3			(117)		127		10		10
Purchase of treasury stock	(31)					(1,649)		(1,649)		(1,649)
Distributions to noncontrolling interests								–	(14)	(14)
Stock option and restricted stock grants				125				125		125

Balance June 30, 2020	1,506	$5,984	$21	$8,483	$62,526	$(25,962)	$798	$51,850	$630	$52,480

(a)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series I and Series K
Non-Cumulative
Perpetual Preferred Stock of $914.234, $221.18, $406.25, $321.88, $640.625 and $343.75, respectively.

(b)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series I and Series K
Non-Cumulative
Perpetual Preferred Stock of $884.722, $221.18, $406.25, $321.88, $640.625 and $343.75, respectively.

(c)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series I, Series J and Series K
Non-Cumulative
Perpetual Preferred Stock of $1,866.062, $439.93, $812.50, $643.76, $640.625, $662.50 and $687.50, respectively.

(d)
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

(e)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series I, Series J and Series K
Non-Cumulative
Perpetual Preferred Stock of $1,769.444, $442.36, $812.50, $643.76, $640.625, $662.50 and $687.50, respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	39

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Six Months Ended June 30
	2020	2019
Operating Activities
Net income attributable to U.S. Bancorp	$1,860	$3,520
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	2,730	742
Depreciation and amortization of premises and equipment	175	163
Amortization of intangibles	85	82
(Gain) loss on sale of loans held for sale	(867)	(248)
(Gain) loss on sale of securities and other assets	(227)	(209)
Loans originated for sale, net of repayments	(26,821)	(14,566)
Proceeds from sales of loans held for sale	24,935	12,912
Other, net	(369)	(491)
Net cash provided by operating activities	1,501	1,905
Investing Activities
Proceeds from sales of available-for-sale investment securities	13,366	2,535
Proceeds from maturities of held-to-maturity investment securities	–	3,707
Proceeds from maturities of available-for-sale investment securities	13,945	4,753
Purchases of held-to-maturity investment securities	–	(4,052)
Purchases of available-for-sale investment securities	(30,561)	(8,886)
Net increase in loans outstanding	(14,245)	(5,527)
Proceeds from sales of loans	1,014	1,183
Purchases of loans	(1,743)	(1,676)
Net decrease (increase) in securities purchased under agreements to resell	627	(3,921)
Other, net	(398)	12
Net cash used in investing activities	(17,995)	(11,872)
Financing Activities
Net increase in deposits	51,390	7,702
Net (decrease) increase in short-term borrowings	(3,128)	893
Proceeds from issuance of long-term debt	12,801	5,610
Principal payments or redemption of long-term debt	(11,500)	(6,000)
Proceeds from issuance of common stock	10	24
Repurchase of common stock	(1,660)	(1,441)
Cash dividends paid on preferred stock	(150)	(151)
Cash dividends paid on common stock	(1,282)	(1,191)
Net cash provided by financing activities	46,481	5,446
Change in cash and due from banks	29,987	(4,521)
Cash and due from banks at beginning of period	22,405	21,453
Cash and due from banks at end of period	$52,392	$16,932
See Notes to Consolidated Financial Statements.

40	U.S. Bancorp

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
The increase in the allowance at adoption was primarily related to the commercial, credit card, installment and other retail loan portfolios where the allowance for loan losses had not previously considered the full term of the loans. The Company also recognized an additional $1.3 billion and $1.9 billion increase in its allowance for credit losses during the second quarter and first six months of 2020, respectively, utilizing this guidance. These increases reflected deteriorating economic conditions driven by the impact of
COVID-19
on the domestic and global economies. Expected loss estimates considered both the decrease in economic activity, and the mitigating effects of government stimulus and industrywide loan modification efforts designed to limit long term effects of the pandemic event. The increases in the allowance for credit losses resulted from the estimated impact of deteriorating economic conditions and higher unemployment, partially offset by the benefits of government stimulus programs.
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
at June 30, 2020 and December 31, 2019.
The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale
investment securities were as follows:

	June 30, 2020				December 31, 2019
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agencies	$19,397	$581	$–	$19,978	$19,845	$61	$(67)	$19,839
Mortgage-backed securities
Residential agency	94,193	2,347	(38)	96,502	93,903	557	(349)	94,111
Commercial agency	3,079	184	–	3,263	1,482	–	(29)	1,453
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	1	–	1	–	1	–	1
Other	361	6	–	367	375	7	–	382
Obligations of state and political subdivisions	7,470	527	(1)	7,996	6,499	318	(3)	6,814
Obligations of foreign governments	9	–	–	9	9	–	–	9
Corporate debt securities	4	–	–	4	4	–	–	4
Total available-for-sale	$124,513	$3,646	$(39)	$128,120	$122,117	$944	$(448)	$122,613
Investment securities with a fair value of $11.8 billion at June 30, 2020, and $8.4 billion at December 31, 2019, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $1.0 billion at June 30, 2020, and $269 million at December 31, 2019.
The following table provides information about the amount of interest income from taxable and non-taxable
investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2020	2019	2020	2019
Taxable	$573	$690	$1,213	$1,340
Non-taxable	57	55	109	110
Total interest income from investment securities	$630	$745	$1,322	$1,450
The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale
investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2020	2019	2020	2019
Realized gains	$81	$36	$154	$41
Realized losses	–	(19)	(23)	(19)
Net realized gains (losses)	$81	$17	$131	$22
Income tax (benefit) on net realized gains (losses)	$20	$4	$33	$6
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
available-for-sale
investment securities was immaterial at June 30, 2020.

42	U.S. Bancorp

At June 30, 2020, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale
investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2020:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$143	$–	$–	$–	$143	$–
Residential agency mortgage-backed securities	2,821	(18)	4,985	(20)	7,806	(38)
Other asset-backed securities	–	–	2	–	2	–
Obligations of state and political subdivisions	80	(1)	–	–	80	(1)
Obligations of foreign governments	2	–	–	–	2	–
Corporate debt securities	4	–	–	–	4	–
Total investment securities	$3,050	$(19)	$4,987	$(20)	$8,037	$(39)
These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of the investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed, or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2020, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the six months ended June 30, 2020, the Company did not purchase any available-for-sale
investment securities that had more-than-insignificant credit deterioration.

U.S. Bancorp	43

The following table provides information about the amortized cost, fair value and yield by maturity date of the available-for-sale
investment securities outstanding at June 30, 2020:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$5,453	$5,486	.5	1.64%
Maturing after one year through five years	9,834	10,167	2.2	1.69
Maturing after five years through ten years	4,044	4,259	6.6	1.51
Maturing after ten years	66	66	10.8	1.78
Total	$19,397	$19,978	2.7	1.64%
Mortgage-Backed Securities (a)
Maturing in one year or less	$1,194	$1,215	.8	2.33%
Maturing after one year through five years	91,418	93,694	2.6	1.98
Maturing after five years through ten years	4,601	4,797	7.9	1.56
Maturing after ten years	59	59	12.4	1.22
Total	$97,272	$99,765	2.8	1.97%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	.7	2.69%
Maturing after one year through five years	360	366	2.9	3.59
Maturing after five years through ten years	1	1	5.7	1.00
Maturing after ten years	–	1	14.6	2.41
Total	$361	$368	2.9	3.58%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$67	$68	.4	5.64%
Maturing after one year through five years	863	904	2.7	4.37
Maturing after five years through ten years	6,263	6,736	6.9	4.15
Maturing after ten years	277	288	10.2	3.16
Total	$7,470	$7,996	6.5	4.15%
Other
Maturing in one year or less	$13	$13	.6	1.65%
Maturing after one year through five years	–	–	–	–
Maturing after five years through ten years	–	–	–	–
Maturing after ten years	–	–	–	–
Total	$13	$13	.6	1.65%
Total investment securities (d)	$124,513	$128,120	3.0	2.05%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

44	U.S. Bancorp

Note 4	Loans and Allowance for Credit Losses
The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	June 30, 2020		December 31, 2019
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$114,621	37.0%	$98,168	33.2%
Lease financing	5,640	1.8	5,695	1.9
Total commercial	120,261	38.8	103,863	35.1
Commercial Real Estate
Commercial mortgages	30,098	9.7	29,404	9.9
Construction and development	10,978	3.5	10,342	3.5
Total commercial real estate	41,076	13.2	39,746	13.4
Residential Mortgages
Residential mortgages	61,169	19.7	59,865	20.2
Home equity loans, first liens	10,160	3.3	10,721	3.6
Total residential mortgages	71,329	23.0	70,586	23.8
Credit Card	21,257	6.8	24,789	8.4
Other Retail
Retail leasing	8,412	2.7	8,490	2.9
Home equity and second mortgages	13,932	4.5	15,036	5.1
Revolving credit	2,625	.8	2,899	1.0
Installment	12,556	4.1	11,038	3.7
Automobile	18,694	6.0	19,435	6.5
Student	193	.1	220	.1
Total other retail	56,412	18.2	57,118	19.3
Total loans	$310,335	100.0%	$296,102	100.0%
The Company had loans of $100.3 billion at June 30, 2020, and $96.2 billion at December 31, 2019, pledged at the Federal Home Loan Bank, and loans of $70.3 billion at June 30, 2020, and $76.3 billion at December 31, 2019, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $922 million at June 30, 2020 and $781 million at December 31, 2019. All purchased loans are recorded at fair value at the date of purchase. Beginning January 1, 2020, the Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated (“PCD”) loans. All other purchased loans are considered non-purchased
credit deteriorated loans.
The Company offers a broad array of lending products and categorizes its loan portfolio into two segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s two loan portfolio segments are commercial lending and consumer lending.
Allowance for Credit Losses
Effective January 1, 2020, the allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolio, including unfunded credit commitments. Prior to January 1, 2020, the allowance for credit losses was established based on an incurred loss model. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. The allowance considers expected losses for the remaining lives of the applicable assets, inclusive of expected recoveries. Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which incorporates historical loss experience in years two and three. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining lives. The economic scenarios are updated at least quarterly and are designed to provide a range of reasonable estimates, both better and worse than current expectations. Scenarios are weighted based on the Company’s expectation of future conditions. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions.
The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include loan and borrower characteristics, such as internal risk

U.S. Bancorp	45

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
The allowance recorded for Troubled Debt Restructuring (“TDR”) loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool. TDRs do not include loan modifications granted to customers resulting directly from the economic effects of the
COVID-19
pandemic. The expected cash flows on TDR loans consider subsequent payment defaults since modification, the borrower’s ability to pay under the restructured terms, and the timing and amount of payments. The allowance for collateral-dependent loans in the consumer lending segment is determined based on the current fair value of the collateral less costs to sell. With respect to the commercial lending segment, TDRs may be collectively evaluated for impairment where observed performance history, including defaults, is a primary driver of the loss allocation. For commercial TDRs individually evaluated for impairment, attributes of the borrower are the primary factors in determining the allowance for credit losses. However, historical loss experience is also incorporated into the allowance methodology applied to this category of loans.
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

46	U.S. Bancorp

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2020
Balance at beginning of period	$2,240	$841	$412	$2,012	$1,085	$6,590
Add
Provision for credit losses	516	450	218	373	180	1,737
Deduct
Loans charged-off	125	23	3	265	106	522
Less recoveries of loans charged-off	(14)	(1)	(6)	(36)	(28)	(85)
Net loans charged-off	111	22	(3)	229	78	437
Balance at end of period	$2,645	$1,269	$633	$2,156	$1,187	$7,890
2019
Balance at beginning of period	$1,445	$812	$445	$1,115	$634	$4,451
Add
Provision for credit losses	78	(17)	(3)	244	63	365
Deduct
Loans charged-off	98	3	11	262	90	464
Less recoveries of loans charged-off	(39)	(2)	(7)	(35)	(31)	(114)
Net loans charged-off	59	1	4	227	59	350
Balance at end of period	$1,464	$794	$438	$1,132	$638	$4,466

Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2020
Balance at beginning of period	$1,484	$799	$433	$1,128	$647	$4,491
Add
Change in accounting principle (a)	378	(122)	(30)	872	401	1,499
Provision for credit losses	968	612	228	619	303	2,730
Deduct
Loans charged-off	213	23	11	539	227	1,013
Less recoveries of loans charged-off	(28)	(3)	(13)	(76)	(63)	(183)
Net loans charged-off	185	20	(2)	463	164	830
Balance at end of period	$2,645	$1,269	$633	$2,156	$1,187	$7,890
2019
Balance at beginning of period	$1,454	$800	$455	$1,102	$630	$4,441
Add
Provision for credit losses	142	(5)	(10)	482	133	742
Deduct
Loans charged-off	209	4	19	519	186	937
Less recoveries of loans charged-off	(77)	(3)	(12)	(67)	(61)	(220)
Net loans charged-off	132	1	7	452	125	717
Balance at end of period	$1,464	$794	$438	$1,132	$638	$4,466

(a)
Effective January 1, 2020, the Company adopted accounting guidance which changed impairment recognition of financial instruments to a model that is based on expected losses rather than incurred losses.

The increase in the allowance for credit losses from December 31, 2019 to June 30, 2020 reflected the adoption of new accounting guidance and deteriorating economic conditions driven by the impact of
COVID-19
on the domestic and global economies. Expected loss estimates consider both the decrease in economic activity, and the mitigating effects of government stimulus and industrywide loan modification efforts designed to limit long term effects of the pandemic. The increase in the allowance for credit losses resulted from the estimated impact of deteriorating economic conditions and higher unemployment, partially offset by the benefits of government stimulus programs.
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

U.S. Bancorp	47

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
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming (b)	Total
June 30, 2020
Commercial	$119,316	$399	$90	$456	$120,261
Commercial real estate	40,776	103	2	195	41,076
Residential mortgages (a)	70,731	241	115	242	71,329
Credit card	20,768	230	259	–	21,257
Other retail	55,890	254	90	178	56,412
Total loans	$307,481	$1,227	$556	$1,071	$310,335
December 31, 2019
Commercial	$103,273	$307	$79	$204	$103,863
Commercial real estate	39,627	34	3	82	39,746
Residential mortgages (a)	70,071	154	120	241	70,586
Credit card	24,162	321	306	–	24,789
Other retail	56,463	393	97	165	57,118
Total loans	$293,596	$1,209	$605	$692	$296,102

(a)
At June 30, 2020, $656 million of loans 30–89 days past due and $1.7 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $428 million and $1.7 billion at December 31, 2019, respectively.

(b)
Substantially all nonperforming loans at June 30, 2020 and December 31, 2019, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $6 million for both the three months ended June 30, 2020 and 2019, and $10 million and $11 million for the six months ended June 30, 2020 and 2019, respectively.

At June 30, 2020, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $49 million, compared with $74 million at December 31, 2019. These amounts exclude $74 million and $155 million at June 30, 2020 and December 31, 2019, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at June 30, 2020 and December 31, 2019, was

48	U.S. Bancorp

$1.2 billion and $1.5 billion, respectively, of which $964 million and $1.2 billion, respectively, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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
The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	June 30, 2020					December 31, 2019
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total	Pass	Special Mention	Classified (a)	Total Criticized	Total
Commercial
Originated in 2020	$31,789	$1,360	$651	$2,011	$33,800	$–	$–	$–	$–	$–
Originated in 2019	24,882	603	332	935	25,817	33,550	174	222	396	33,946
Originated in 2018	17,201	684	376	1,060	18,261	21,394	420	136	556	21,950
Originated in 2017	8,020	177	256	433	8,453	10,464	165	97	262	10,726
Originated in 2016	3,674	266	57	323	3,997	4,984	10	37	47	5,031
Originated prior to 2016	4,004	53	268	321	4,325	5,151	86	96	182	5,333
Revolving	24,470	678	460	1,138	25,608	26,307	292	278	570	26,877
Total commercial	114,040	3,821	2,400	6,221	120,261	101,850	1,147	866	2,013	103,863

Commercial real estate
Originated in 2020	5,903	706	140	846	6,749	–	–	–	–	–
Originated in 2019	10,813	1,214	228	1,442	12,255	12,976	108	108	216	13,192
Originated in 2018	7,470	826	226	1,052	8,522	9,455	71	56	127	9,582
Originated in 2017	3,773	409	231	640	4,413	5,863	99	64	163	6,026
Originated in 2016	2,644	243	129	372	3,016	3,706	117	60	177	3,883
Originated prior to 2016	3,692	267	153	420	4,112	4,907	78	101	179	5,086
Revolving	1,900	102	7	109	2,009	1,965	11	1	12	1,977
Total commercial real estate	36,195	3,767	1,114	4,881	41,076	38,872	484	390	874	39,746

Residential mortgages (b)
Originated in 2020	11,996	1	1	2	11,998	–	–	–	–	–
Originated in 2019	15,921	3	5	8	15,929	18,819	2	1	3	18,822
Originated in 2018	6,955	1	19	20	6,975	9,204	–	11	11	9,215
Originated in 2017	7,993	1	22	23	8,016	9,605	–	21	21	9,626
Originated in 2016	9,868	–	31	31	9,899	11,378	–	29	29	11,407
Originated prior to 2016	18,192	–	319	319	18,511	21,168	–	348	348	21,516
Revolving	1	–	–	–	1	–	–	–	–	–
Total residential mortgages	70,926	6	397	403	71,329	70,174	2	410	412	70,586

Credit card (c)	20,998	–	259	259	21,257	24,483	–	306	306	24,789

Other retail
Originated in 2020	8,265	–	3	3	8,268	–	–	–	–	–
Originated in 2019	13,648	–	22	22	13,670	15,907	–	11	11	15,918
Originated in 2018	8,449	–	29	29	8,478	10,131	–	23	23	10,154
Originated in 2017	5,809	–	27	27	5,836	7,907	–	28	28	7,935
Originated in 2016	2,611	–	16	16	2,627	3,679	–	20	20	3,699
Originated prior to 2016	2,481	–	20	20	2,501	3,274	–	28	28	3,302
Revolving	14,450	–	112	112	14,562	15,509	10	138	148	15,657
Revolving converted to term	438	–	32	32	470	418	–	35	35	453
Total other retail	56,151	–	261	261	56,412	56,825	10	283	293	57,118
Total loans	$298,310	$7,594	$4,431	$12,025	$310,335	$292,204	$1,643	$2,255	$3,898	$296,102
Total outstanding commitments	$630,092	$10,740	$5,301	$16,041	$646,133	$619,224	$2,451	$2,873	$5,324	$624,548

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)
At June 30, 2020, $1.7 billion of GNMA loans 90 days or more past due and $1.5 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $1.7 billion and $1.6 billion at December 31, 2019, respectively.

(c)	All credit card loans are considered revolving loans.

U.S. Bancorp	49

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
restructuring
is a TDR.
The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2020			2019
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended June 30
Commercial	1,139	$144	$115	823	$90	$86
Commercial real estate	38	39	39	24	25	24
Residential mortgages	121	24	24	105	12	13
Credit card	6,168	37	38	7,941	44	44
Other retail	374	9	8	642	13	13
Total loans, excluding loans purchased from GNMA mortgage pools	7,840	253	224	9,535	184	180
Loans purchased from GNMA mortgage pools	1,009	142	138	1,555	215	208
Total loans	8,849	$395	$362	11,090	$399	$388

Six Months Ended June 30
Commercial	2,138	$243	$216	1,736	$126	$115
Commercial real estate	65	60	60	44	72	70
Residential mortgages	211	34	34	201	26	26
Credit card	14,583	83	85	17,589	94	95
Other retail	1,029	24	22	1,215	24	23
Total loans, excluding loans purchased from GNMA mortgage pools	18,026	444	417	20,785	342	329
Loans purchased from GNMA mortgage pools	2,913	408	398	3,093	418	403
Total loans	20,939	$852	$815	23,878	$760	$732
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
 For those loans modified as TDRs during the second quarter of 2020, at June 30, 2020, 29 residential mortgages, 13 home equity and second mortgage loans and 349 loans purchased from GNMA mortgage pools with outstanding balances of $8 million, $1 million and $48 million, respectively, were in a trial period and have estimated post-modification balances of $7 million, $1 million and $48 million, respectively, assuming permanent modification occurs at the end of the trial period.
The Company has implemented certain restructuring programs that may result in TDRs. However, many of the Company’s TDRs are also determined on a case-by-case
basis in connection with ongoing loan collection processes.
For the commercial lending segment, modifications generally result in the Company working with borrowers on a case
-by-case
basis. Commercial and commercial real estate modifications generally include extensions of the maturity date and may be accompanied by an increase or decrease to the interest rate, which may not be deemed a market interest rate. In addition, the Company may work with the borrower in identifying other changes that mitigate loss to the Company, which may include additional collateral or guarantees to support the loan. To a lesser extent, the Company may waive contractual principal. The Company classifies all of the above concessions as TDRs to the extent the Company determines that the borrower is experiencing financial difficulty.
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

50	U.S. Bancorp

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
 As of June 30, 2020, the Company had approved approximately $17.2 billion of loan modifications included on its consolidated balance sheet related to borrowers impacted by the
COVID-19
pandemic, consisting primarily of payment deferrals of 90 days or less.
The following table provides a summary of TDR loans that defaulted (fully or partially charged-off
or became 90 days or more
past
due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2020		2019
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended June 30
Commercial	330	$8	252	$4
Commercial real estate	12	6	7	4
Residential mortgages	5	1	15	3
Credit card	1,736	9	1,922	10
Other retail	82	1	80	1
Total loans, excluding loans purchased from GNMA mortgage pools	2,165	25	2,276	22
Loans purchased from GNMA mortgage pools	51	7	310	43
Total loans	2,216	$32	2,586	$65

Six Months Ended June 30
Commercial	617	$28	486	$9
Commercial real estate	28	16	15	10
Residential mortgages	18	2	111	13
Credit card	3,806	19	3,976	19
Other retail	190	2	227	8
Total loans, excluding loans purchased from GNMA mortgage pools	4,659	67	4,815	59
Loans purchased from GNMA mortgage pools	355	48	434	60
Total loans	5,014	$115	5,249	$119
In addition to the defaults in the table above, the Company had a total of 104 and 241 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months and six months ended June 30, 2020, respectively, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $15 million and $34 million for the three months and six months ended June 30, 2020, respectively.
As of June 30, 2020, the Company had $116 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified in troubled debt restructurings.

U.S. Bancorp	51

Note 5	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities
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
off-balance
sheet.
The Company also provides financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company provided $13 million and $7 million of support to the funds during the three months ended June 30, 2020 and 2019, respectively, and $21 million and $14 million during the six months ended June 30, 2020 and 2019, respectively.
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged
investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged
investments in tax expense of $145 million and $146 million for the three months ended June 30, 2020 and 2019, respectively, and $295 million and $291 million for the six months ended June 30, 2020 and 2019, respectively. The Company also recognized $90 million and $162 million of investment tax credits for the three months ended June 30, 2020 and 2019, respectively, and $189 million and $246 million for the six months ended June 30, 2020 and 2019, respectively. The Company recognized $145 million and $137 million of expenses related to all of these investments for the three months ended June 30, 2020 and 2019, respectively, of which $99 million and $76 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense. The Company recognized $287 million and $269 million of expenses related to all of these investments for the six months ended June 30, 2020 and 2019, respectively, of which $200 million and $157 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.
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

52	U.S. Bancorp

investments are remote, the maximum exposure was determined by assuming a scenario where the community-based business and housing projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits.
The following table provides a summary of investments in community development and tax-advantaged
VIEs that the Company has not consolidated:

(Dollars in Millions)	June 30, 2020	December 31, 2019
Investment carrying amount	$6,345	$6,148
Unfunded capital and other commitments	2,966	2,938
Maximum exposure to loss	12,204	12,118
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $34 million at June 30, 2020 and $31 million at December 31, 2019. The maximum exposure to loss related to these VIEs was $55 million at June 30, 2020 and December 31, 2019, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $84 million at June 30, 2020, compared with less than $1 million to $87 million at December 31, 2019.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties.

At June 30, 2020, approximately $3.7 billion of the Company’s assets and $2.9 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged
investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $4.0 billion and $3.2 billion, respectively, at December 31, 2019.

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
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At June 30, 2020, $3.0 billion of available-for-sale
investment securities and $1.5 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $3.0 billion of available-for-sale
investment securities and $2.7 billion of short-term borrowings at December 31, 2019.

Note 6	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $220.3 billion of residential mortgage loans for others at June 30, 2020, and $226.0 billion at December 31, 2019, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net gains of $24 million and net losses of $14 million for the three months ended June 30, 2020 and 2019, respectively, and net gains of $49 million and net losses of $3 million for the six months ended June 30, 2020 and 2019, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $174 million and $180 million for the three months ended June 30, 2020 and 2019, respectively, and $360 million and $359 million for the six months ended June 30, 2020 and 2019, respectively.

U.S. Bancorp	53

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2020	2019	2020	2019
Balance at beginning of period	$1,887	$2,656	$2,546	$2,791
Rights purchased	3	6	8	7
Rights capitalized	190	127	391	205
Rights sold (a)	1	–	2	–
Changes in fair value of MSRs
Due to fluctuations in market interest rates (b)	(64)	(211)	(807)	(330)
Due to revised assumptions or models (c)	27	4	44	15
Other changes in fair value (d)	(204)	(124)	(344)	(230)
Balance at end of period	$1,840	$2,458	$1,840	$2,458

(a)	MSRs sold in 2020 include those having a negative fair value, resulting from the loans being severely delinquent.
(b)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(c)
Includes changes in MSR value not caused by changes in market interest rates, such as changes in cost to service, ancillary income and option adjusted spread, as well as the impact of any model changes.

(d)	Primarily represents changes due to realization of expected cash flows over time (decay).
The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	June 30, 2020						December 31, 2019
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(323)	$(216)	$(124)	$151	$321	$687	$(663)	$(316)	$(153)	$141	$269	$485
Derivative instrument hedges	422	229	121	(136)	(285)	(611)	613	306	152	(143)	(279)	(550)
Net sensitivity	$99	$13	$(3)	$15	$36	$76	$(50)	$(10)	$(1)	$(2)	$(10)	$(65)
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
A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	June 30, 2020				December 31, 2019
(Dollars in Millions)	HFA	Government	Conventional (d)	Total	HFA	Government	Conventional (d)	Total
Servicing portfolio (a)	$44,216	$33,064	$140,370	$217,650	$44,906	$35,302	$143,310	$223,518
Fair value	$375	$327	$1,138	$1,840	$486	$451	$1,609	$2,546
Value (bps) (b)	85	99	81	85	108	128	112	114
Weighted-average servicing fees (bps)	35	40	29	32	34	39	28	31
Multiple (value/servicing fees)	2.45	2.48	2.79	2.66	3.15	3.29	4.00	3.67
Weighted-average note rate	4.59%	3.95%	4.00%	4.11%	4.65%	3.99%	4.07%	4.17%
Weighted-average age (in years)	3.8	5.2	4.8	4.7	3.7	4.9	4.8	4.6
Weighted-average expected prepayment (constant prepayment rate)	16.5%	19.0%	21.7%	20.2%	12.2%	13.7%	12.2%	12.4%
Weighted-average expected life (in years)	5.1	4.3	3.7	4.1	6.5	5.7	5.9	6.0
Weighted-average option adjusted spread (c)	7.1%	6.7%	5.6%	6.1%	8.4%	7.9%	6.9%	7.3%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)	Represents loans sold primarily to GSEs.

54	U.S. Bancorp

Note 7	Preferred Stock
At June 30, 2020 and December 31, 2019, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	June 30, 2020				December 31, 2019
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Total preferred stock (a)	209,510	$6,176	$192	$5,984	209,510	$6,176	$192	$5,984

(a)	The par value of all shares issued and outstanding at June 30, 2020 and December 31, 2019, was $1.00 per share.

Note 8	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2020
Balance at beginning of period	$2,424	$–	$(233)	$(1,613)	$(75)	$503
Changes in unrealized gains and losses	453	–	–	–	–	453
Foreign currency translation adjustment (a)	–	–	–	–	1	1
Reclassification to earnings of realized gains and losses	(81)	–	(9)	31	–	(59)
Applicable income taxes	(95)	–	2	(7)	–	(100)
Balance at end of period	$2,701	$–	$(240)	$(1,589)	$(74)	$798
2019
Balance at beginning of period	$(363)	$13	$51	$(1,402)	$(72)	$(1,773)
Changes in unrealized gains and losses	721	–	(135)	–	–	586
Foreign currency translation adjustment (a)	–	–	–	–	(8)	(8)
Reclassification to earnings of realized gains and losses	(17)	(3)	(6)	22	–	(4)
Applicable income taxes	(178)	1	35	(5)	2	(145)
Balance at end of period	$163	$11	$(55)	$(1,385)	$(78)	$(1,344)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

U.S. Bancorp	55

Six Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2020
Balance at beginning of period	$379	$–	$(51)	$(1,636)	$(65)	$(1,373)
Changes in unrealized gains and losses	3,240	–	(257)	–	–	2,983
Foreign currency translation adjustment (a)	–	–	–	–	(12)	(12)
Reclassification to earnings of realized gains and losses	(131)	–	4	62	–	(65)
Applicable income taxes	(787)	–	64	(15)	3	(735)
Balance at end of period	$2,701	$–	$(240)	$(1,589)	$(74)	$798
2019
Balance at beginning of period	$(946)	$14	$112	$(1,418)	$(84)	$(2,322)
Changes in unrealized gains and losses	1,506	–	(209)	–	–	1,297
Foreign currency translation adjustment (a)	–	–	–	–	8	8
Reclassification to earnings of realized gains and losses	(22)	(4)	(14)	44	–	4
Applicable income taxes	(375)	1	56	(11)	(2)	(331)
Balance at end of period	$163	$11	$(55)	$(1,385)	$(78)	$(1,344)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.
Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2020	2019	2020	2019
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$81	$17	$131	$22	Securities gains (losses), net
	(20)	(4)	(33)	(6)	Applicable income taxes
	61	13	98	16	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	–	3	–	4	Interest income
	–	(1)	–	(1)	Applicable income taxes
	–	2	–	3	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	9	6	(4)	14	Interest expense
	(2)	(1)	1	(3)	Applicable income taxes
	7	5	(3)	11	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(31)	(22)	(62)	(44)	Other noninterest expense
	7	5	15	11	Applicable income taxes
	(24)	(17)	(47)	(33)	Net-of-tax

Total impact to net income	$44	$3	$48	$(3)

Note 9	Earnings Per Share
The components of earnings per share were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2020	2019	2020	2019
Net income attributable to U.S. Bancorp	$689	$1,821	$1,860	$3,520
Preferred dividends	(72)	(72)	(150)	(151)
Earnings allocated to participating stock awards	(3)	(8)	(8)	(15)
Net income applicable to U.S. Bancorp common shareholders	$614	$1,741	$1,702	$3,354
Average common shares outstanding	1,506	1,590	1,512	1,596
Net effect of the exercise and assumed purchase of stock awards	1	2	1	3
Average diluted common shares outstanding	1,507	1,592	1,513	1,599
Earnings per common share	$.41	$1.09	$1.13	$2.10
Diluted earnings per common share	$.41	$1.09	$1.12	$2.10

56	U.S. Bancorp

Options outstanding at June 30, 2020, to purchase 4 million and 2 million common shares for the three months and six months ended June 30, 2020, respectively, and outstanding at June 30, 2019, to purchase 1 million common shares for the three months and six months ended June 30, 2019, were not included in the computation of diluted earnings per share because they were antidilutive
.

Note 10	Employee Benefits
The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$59	$48	$–	$–	$118	$96	$–	$–
Interest cost	59	62	–	–	117	124	1	1
Expected return on plan assets	(100)	(96)	(1)	–	(201)	(191)	(2)	(1)
Prior service cost (credit) amortization	–	–	(1)	(1)	–	–	(2)	(2)
Actuarial loss (gain) amortization	33	25	(1)	(2)	67	49	(3)	(3)
Net periodic benefit cost (a)	$51	$39	$(3)	$(3)	$101	$78	$(6)	$(5)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

Note 11	Income Taxes
The components of income tax expense were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2020	2019	2020	2019
Federal
Current	$704	$368	$1,019	$588
Deferred	(659)	(31)	(765)	85
Federal income tax	45	337	254	673
State
Current	136	110	206	140
Deferred	(117)	2	(136)	14

State income tax	19	112	70	154
Total income tax provision	$64	$449	$324	$827
A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2020	2019	2020	2019
Tax at statutory rate	$159	$478	$461	$916
State income tax, at statutory rates, net of federal tax benefit	36	94	95	178
Tax effect of
Tax credits and benefits, net of related expenses	(96)	(107)	(198)	(210)
Exam resolutions	–	–	–	(49)
Tax-exempt income	(29)	(31)	(58)	(63)
Other items	(6)	15	24	55
Applicable income taxes	$64	$449	$324	$827
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2020, federal tax examinations for all years ending through December 31, 2010, and years ending December 31, 2013, and December 31, 2014 are completed and resolved. The Company’s tax returns for the years ended December 31, 2011, 2012, 2015, 2016, 2017 and 2018 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $900 million at June 30, 2020 and $382 million at December 31, 2019.

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
Cash Flow Hedges
These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At June 30, 2020, the Company had $240 million
(net-of-tax)
of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $51 million
(net-of-tax)
of realized and unrealized losses at December 31, 2019. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2020 and the next 12 months are losses of $18 million
(net-of-tax)
and $44 million
(net-of-tax),
respectively. All cash flow hedges were highly effective for the three months ended June 30, 2020.
Net Investment Hedges
 The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative
debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative
debt instruments designated as net investment hedges was $1.3 billion at June 30, 2020 and December 31, 2019.
Other Derivative Positions
 The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced
securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to mortgage loans held for sale (“MLHFS”) and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, swaptions, forward commitments to buy TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. The Company mitigates the market and liquidity risk associated with these customer derivatives by entering into similar offsetting positions with broker-dealers, or on a portfolio basis by entering into other derivative or non-derivative
financial instruments that partially or fully offset the exposure to earnings from these customer-related positions. The Company’s customer derivatives and related hedges are monitored and reviewed by the Company’s Market Risk Committee, which establishes policies for market risk management, including exposure limits for each portfolio. The Company also has derivative contracts that are created through its operations, including certain unfunded mortgage loan commitments and swap agreements related to the sale of a portion of its Class B common and preferred shares of Visa Inc. Refer to Note 14 for further information on these swap agreements.

58	U.S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2020
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$8,400	$–	2.27	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	3,250	7	5.09
Net investment hedges
Foreign exchange forward contracts	231	1	.05	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	17,443	153	.32	4,156	29	.07
Sell	10,813	47	.04	27,043	143	.06
Options
Purchased	2,530	50	5.41	–	–	–
Written	7,219	237	.38	5,800	178	3.60
Receive fixed/pay floating swaps	12,632	–	7.28	610	–	20.15
Pay fixed/receive floating swaps	1,474	–	6.00	8,277	–	5.12
Foreign exchange forward contracts	317	2	.08	248	2	.37
Equity contracts	49	1	.94	87	1	.90
Other (a)	470	4	.02	2,258	144	1.59
Total	$61,578	$495		$51,729	$504
December 31, 2019
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$18,300	$–	3.89	$4,900	$–	3.49
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	1,532	–	6.06	7,150	10	2.11
Net investment hedges
Foreign exchange forward contracts	–	–	–	287	3	.04
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	5,409	17	.08	5,477	11	.07
Sell	16,333	13	.81	8,113	25	.03
Options
Purchased	10,180	79	2.97	–	–	–
Written	1,270	30	.08	4,238	81	2.07
Receive fixed/pay floating swaps	4,408	–	5.99	5,316	–	13.04
Pay fixed/receive floating swaps	1,259	–	5.67	4,497	–	6.03
Foreign exchange forward contracts	113	1	.05	467	6	.04
Equity contracts	128	2	.45	20	–	1.06
Other (a)	34	–	.01	1,823	165	2.45
Total	$58,966	$142		$42,288	$301

(a)
Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted-average remaining maturity of $
1.8
billion, $
140
million and 2.00 years at June 30, 2020, respectively, compared to $1.8 billion, $165 million and 2.50 years at December 31, 2019, respectively. In addition, includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $470
m
illion at June 30, 2020, and $34 million at December 31, 2019.

U.S. Bancorp	59

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2020
Interest rate contracts
Receive fixed/pay floating swaps	$154,746	$4,788	5.06	$949	$11	20.16
Pay fixed/receive floating swaps	1,115	–	18.40	148,543	1,501	4.88
Other (a)	8,264	2	3.65	8,538	5	3.56
Options
Purchased	61,304	113	1.40	3,878	210	1.79
Written	2,806	213	2.03	57,736	82	1.25
Futures
Buy	2,439	–	.35	–	–	–
Sell	–	–	–	6,496	–	1.00
Foreign exchange rate contracts
Forwards, spots and swaps	33,851	976	1.19	34,087	945	1.29
Options
Purchased	1,021	32	.61	–	–	–
Written	–	–	–	1,021	32	.61
Credit contracts	3,648	7	3.39	7,514	15	3.86
Total	$269,194	$6,131		$268,762	$2,801
December 31, 2019
Interest rate contracts
Receive fixed/pay floating swaps	$108,560	$1,865	4.83	$31,544	$88	3.83
Pay fixed/receive floating swaps	28,150	30	3.83	101,078	753	4.55
Other (a)	6,895	1	3.45	6,218	2	2.98
Options
Purchased	46,406	43	2.06	12,804	47	1.25
Written	6,901	49	1.93	49,741	41	1.82
Futures
Buy	894	–	.21	–	–	–
Sell	3,874	1	1.18	1,995	–	1.04
Foreign exchange rate contracts
Forwards, spots and swaps	36,350	748	.97	36,671	729	1.07
Options
Purchased	1,354	17	.54	–	–	–
Written	–	–	–	1,354	17	.54
Credit contracts	2,879	1	3.28	7,488	5	4.33
Total	$242,263	$2,755		$248,893	$1,682

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.
The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings
(net-of-tax):

	Three Months Ended June 30				Six Months Ended June 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2020	2019	2020	2019	2020	2019	2020	2019
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$–	$(101)	$7	$5	$(192)	$(156)	$(3)	$11
Net investment hedges
Foreign exchange forward contracts	(6)	(4)	–	–	10	(2)	–	–
Non-derivative debt instruments	(21)	(11)	–	–	4	5	–	–

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.

60	U.S. Bancorp

The table below shows the effect of fair value and cash flow hedge accounting included in interest expense on the Consolidated Statement of Income:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2020	2019	2020	2019
Total amount of interest expense presented in the Consolidated Statement of Income	$472	$1,146	$1,365	$2,238

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	841	(30)	(194)	(51)
Hedged items	(834)	30	194	51
Cash Flow hedges
Interest rate contract derivatives	(9)	(6)	4	(14)

Note:
The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $6 million into earnings during the three and six months ended June 30, 2020 as a result of the discontinuance of cash flow hedges. The Company did not reclassify gains or losses into earnings as a result of the discontinuance of cash flow hedges during the three and six months ended June 30, 2019.

The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Line Item in the Consolidated Balance Sheet
Long-term Debt	$8,625	$23,195	$1,070	$35

(a)	The cumulative hedging adjustment related to discontinued hedging relationships was $833 million and $(7) million at June 30, 2020 and December 31, 2019, respectively.
The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)		2020	2019	2020	2019
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue/ other noninterest income	$82	$(23)	$7	$(40)
Purchased and written options	Mortgage banking revenue	465	126	745	193
Swaps	Mortgage banking revenue	46	187	775	298
Foreign exchange forward contracts	Other noninterest income	(6)	(9)	11	(15)
Equity contracts	Compensation expense	1	(1)	(3)	(2)
Other	Other noninterest income	–	(1)	(1)	–
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	66	15	44	35
Purchased and written options	Commercial products revenue	–	5	17	9
Futures	Commercial products revenue	–	(3)	(18)	(4)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	17	21	34	39
Credit contracts	Commercial products revenue	(23)	(5)	(5)	(8)
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

U.S. Bancorp	61

statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at June 30, 2020, was $1.4 billion. At June 30, 2020, the Company had $1.1 billion of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral
over-the-counter
trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $651.3 billion total notional amount of derivative positions at June 30, 2020, $317.4 billion related to bilateral over-the-counter
trades, $318.2 billion related to those centrally cleared through clearinghouses and $15.7 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.
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

62	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total

June 30, 2020
Repurchase agreements
U.S. Treasury and agencies	$236	$–	$–	$–	$236
Residential agency mortgage-backed securities	741	265	–	–	1,006
Corporate debt securities	628	–	–	–	628
Total repurchase agreements	1,605	265	–	–	1,870
Securities loaned
Corporate debt securities	321	–	–	–	321
Total securities loaned	321	–	–	–	321
Gross amount of recognized liabilities	$1,926	$265	$–	$–	$2,191
December 31, 2019
Repurchase agreements
U.S. Treasury and agencies	$289	$–	$–	$–	$289
Residential agency mortgage-backed securities	266	–	–	–	266
Corporate debt securities	610	–	–	–	610
Total repurchase agreements	1,165	–	–	–	1,165
Securities loaned
Corporate debt securities	50	–	–	–	50
Total securities loaned	50	–	–	–	50
Gross amount of recognized liabilities	$1,215	$–	$–	$–	$1,215
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
The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

(Dollars in Millions)	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Received (c)
June 30, 2020
Derivative assets (d)	$6,282	$(2,277)	$4,005	$(85)	$(281)	$3,639
Reverse repurchase agreements	394	–	394	(205)	(189)	–
Securities borrowed	1,572	–	1,572	–	(1,531)	41
Total	$8,248	$(2,277)	$5,971	$(290)	$(2,001)	$3,680
December 31, 2019
Derivative assets (d)	$2,857	$(982)	$1,875	$(80)	$(116)	$1,679
Reverse repurchase agreements	1,021	–	1,021	(152)	(869)	–
Securities borrowed	1,624	–	1,624	–	(1,569)	55
Total	$5,502	$(982)	$4,520	$(232)	$(2,554)	$1,734

(a)	Includes $1.4 billion and $429 million of cash collateral related payables that were netted against derivative assets at June 30, 2020 and December 31, 2019, respectively.
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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $344 million and $40 million at June 30, 2020 and December 31, 2019, respectively, of derivative assets not subject to netting arrangements.

U.S. Bancorp	63

(Dollars in Millions)	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Pledged (c)
June 30, 2020
Derivative liabilities (d)	$3,161	$(2,061)	$1,100	$(85)	$–	$1,015
Repurchase agreements	1,870	–	1,870	(205)	(1,665)	–
Securities loaned	321	–	321	–	(317)	4
Total	$5,352	$(2,061)	$3,291	$(290)	$(1,982)	$1,019
December 31, 2019
Derivative liabilities (d)	$1,816	$(1,067)	$749	$(80)	$–	$669
Repurchase agreements	1,165	–	1,165	(152)	(1,012)	1
Securities loaned	50	–	50	–	(49)	1
Total	$3,031	$(1,067)	$1,964	$(232)	$(1,061)	$671

(a)	Includes $1.1 billion and $514 million of cash collateral related receivables that were netted against derivative liabilities at June 30, 2020 and December 31, 2019, respectively.
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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $144 million and $167 million at June 30, 2020 and December 31, 2019, respectively, of derivative liabilities not subject to netting arrangements.

Note 14	Fair Values of Assets and Liabilities
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

64	U.S. Bancorp

assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the six months ended June 30, 2020 and 2019, there were no significant changes to the valuation techniques used by the Company to measure fair value.
Available-For-Sale
Investment Securities
When quoted market prices for identical securities are available in an active market, these prices are used to determine fair value and these securities are classified within Level 1 of the fair value hierarchy. Level 1 investment securities include U.S. Treasury and exchange-traded securities.
For other securities, quoted market prices may not be readily available for the specific securities. When possible, the Company determines fair value based on market observable information, including quoted market prices for similar securities, inactive transaction prices, and broker quotes. These securities are classified within Level 2 of the fair value hierarchy. Level 2 valuations are generally provided by a third-party pricing service. Level 2 investment securities are predominantly agency mortgage-backed securities, certain other asset-backed securities, obligations of state and political subdivisions and agency debt securities.
Mortgage Loans Held For Sale
 MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a net gain of $81 million and $25 million for the three months ended June 30, 2020 and 2019, respectively, and a net gain of $174 million and $43 million for the six months ended June 30, 2020 and 2019, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
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

U.S. Bancorp	65

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
Significant Unobservable Inputs of Level 3 Assets and Liabilities
The following section provides information to facilitate an understanding of the uncertainty in the fair value measurements for the Company’s Level 3 assets and liabilities recorded at fair value on the Consolidated Balance Sheet. This section includes a description of the significant inputs used by the Company and a description of any interrelationships between these inputs. The discussion below excludes nonrecurring fair value measurements of collateral value used for impairment measures for loans and OREO. These valuations utilize third-party appraisal or broker price opinions, and are classified as Level 3 due to the significant judgment involved.
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
The following table shows the significant valuation assumption ranges for MSRs at June 30, 2020:

	Minimum	Maximum	Weighted Average (a)
Expected prepayment	15%	25%	20%
Option adjusted spread	5	7	6

(a)	Determined based on the relative fair value of the related mortgage loans serviced.
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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at June 30, 2020:

	Minimum	Maximum	Weighted Average (a)
Expected loan close rate	10%	100%	75%
Inherent MSR value (basis points per loan)	36	171	106

(a)	Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At June 30, 2020, the minimum, maximum and weighted average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 90 percent and 2 percent, respectively.

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
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2020
Available-for-sale securities
U.S. Treasury and agencies	$18,068	$1,910	$–	$–	$19,978
Mortgage-backed securities
Residential agency	–	96,502	–	–	96,502
Commercial agency	–	3,263	–	–	3,263
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	–	1	–	1
Other	–	361	6	–	367
Obligations of state and political subdivisions	–	7,995	1	–	7,996
Obligations of foreign governments	–	9	–	–	9
Corporate debt securities	–	4	–	–	4
Total available-for-sale	18,068	110,044	8	–	128,120
Mortgage loans held for sale	–	8,084	–	–	8,084
Mortgage servicing rights	–	–	1,840	–	1,840
Derivative assets	–	3,303	3,323	(2,277)	4,349
Other assets	209	1,682	–	–	1,891
Total	$18,277	$123,113	$5,171	$(2,277)	$144,284
Derivative liabilities	$1	$2,822	$482	$(2,061)	$1,244
Short-term borrowings and other liabilities (a)	170	1,590	–	–	1,760
Total	$171	$4,412	$482	$(2,061)	$3,004
December 31, 2019
Available-for-sale securities
U.S. Treasury and agencies	$18,986	$853	$–	$–	$19,839
Mortgage-backed securities
Residential agency	–	94,111	–	–	94,111
Commercial agency	–	1,453	–	–	1,453
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	–	1	–	1
Other	–	375	7	–	382
Obligations of state and political subdivisions	–	6,813	1	–	6,814
Obligations of foreign governments	–	9	–	–	9
Corporate debt securities	–	4	–	–	4
Total available-for-sale	18,986	103,618	9	–	122,613
Mortgage loans held for sale	–	5,533	–	–	5,533
Mortgage servicing rights	–	–	2,546	–	2,546
Derivative assets	9	1,707	1,181	(982)	1,915
Other assets	312	1,563	–	–	1,875
Total	$19,307	$112,421	$3,736	$(982)	$134,482
Derivative liabilities	$–	$1,612	$371	$(1,067)	$916
Short-term borrowings and other liabilities (a)	50	1,578	–	–	1,628
Total	$50	$3,190	$371	$(1,067)	$2,544

Note:
Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $89 million and $91 million at June 30, 2020 and December 31, 2019 respectively. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first six months of 2020 and 2019, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp	67

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Principal Payments	Issuances		Settlements	Transfers into Level 3	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2020
Available-for-sale securities
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	$2	$–		$(1)	$–	$–	$–	$–		$–	$–	$1	$(1)
Other	6	–		1	–	–	(1)	–		–	–	6	–
Obligations of state and political subdivisions	2	–		(1)	–	–	–	–		–	–	1	(1)
Total available-for-sale	10	–		(1)	–	–	(1)	–		–	–	8	(2)
Mortgage servicing rights	1,887	(241	) (a)	–	3	1	–	190	(c)	–	–	1,840	(241	) (a)
Net derivative assets and liabilities	2,496	732	(b)	–	91	(1)	–	–		(477)	–	2,841	640	(d)

2019
Mortgage servicing rights	$2,656	$(331	) (a)	$–	$6	$–	$–	$127	(c)	$–	$–	$2,458	$(331	) (a)
Net derivative assets and liabilities	455	568	(e)	–	53	(1)	–	–		(30)	–	1,045	662	(f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $622 million and $110 million included in mortgage banking revenue and commercial products revenue, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $334 million and $306 million included in mortgage banking revenue and commercial products revenue, respectively.
(e)	Approximately $136 million, $433 million and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)	Approximately $51 million, $612 million and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Principal Payments	Issuances		Settlements	Transfers into Level 3	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2020
Available-for-sale securities
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	$1	$–		$–	$–	$–	$–	$–		$–	$–	$1	$–
Other	7	–		–	–	–	(1)	–		–	–	6	–
Obligations of state and political subdivisions	1	–		–	–	–	–	–		–	–	1	–
Total available-for-sale	9	–		–	–	–	(1)	–		–	–	8	–
Mortgage servicing rights	2,546	(1,107	) (a)	–	8	2	–	391	(c)	–	–	1,840	(1,107	) (a)
Net derivative assets and liabilities	810	2,474	(b)	–	95	(1)	–	–		(537)	–	2,841	2,066	(d)

2019
Mortgage servicing rights	$2,791	$(545	) (a)	$–	$7	$–	$–	$205	(c)	$–	$–	$2,458	$(545	) (a)
Net derivative assets and liabilities	80	931	(e)	–	54	(8)	–	–		(12)	–	1,045	1,019	(f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $979 million, $1.5 billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $334 million, $1.7 billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $219 million and $712 million included in mortgage banking revenue and commercial products revenue, respectively.
(f)	Approximately $52 million and $967 million included in mortgage banking revenue and commercial products revenue, respectively.
The Company is also required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair
value accounting or write-downs of individual assets.

68	U.S. Bancorp

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	June 30, 2020				December 31, 2019
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$122	$122	$–	$–	$136	$136

Other assets (b)	–	–	18	18	–	–	46	46

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2020	2019	2020	2019
Loans (a)	$55	$29	$60	$73

Other assets (b)	3	3	6	6

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.
Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2020			December 31, 2019
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$8,084	$7,679	$405	$5,533	$5,366	$167
Nonaccrual loans	1	1	–	1	1	–
Loans 90 days or more past due	–	–	–	1	1	–
Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of June 30, 2020 and December 31, 2019. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2020					December 31, 2019
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$52,392	$52,392	$–	$–	$52,392	$22,405	$22,405	$–	$–	$22,405
Federal funds sold and securities purchased under resale agreements	395	–	395	–	395	1,036	–	1,036	–	1,036
Loans held for sale (a)	94	–	–	94	94	45	–	–	43	43
Loans	302,952	–	–	315,519	315,519	292,082	–	–	297,241	297,241
Other	1,991	–	1,128	863	1,991	1,923	–	929	994	1,923

Financial Liabilities
Time deposits	38,300	–	38,387	–	38,387	42,894	–	42,831	–	42,831
Short-term borrowings (b)	18,835	–	18,738	–	18,738	22,095	–	21,961	–	21,961
Long-term debt	42,579	–	43,728	–	43,728	40,167	–	41,077	–	41,077
Other	3,481	–	1,280	2,201	3,481	3,678	–	1,342	2,336	3,678

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp	69

The fair value of unfunded commitments, deferred

non-
yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield
related loan fees and standby letters of credit was $585 million and $528 million at June 30, 2020 and December 31, 2019, respectively. The carrying value of other guarantees was $333 million and $200 million at June 30, 2020 and December 31, 2019, respectively.

Note 15	Guarantees and Contingent Liabilities
Visa Restructuring and Card Brand Litigation
 The Company’s payment services business issues credit and debit cards and acquires credit and debit card transactions through the Visa U.S.A. Inc. card brand or its affiliates (collectively “Visa”). In 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganization, the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. (“Class B shares”).
Visa U.S.A. Inc. (“Visa U.S.A.”) and MasterCard International (collectively, the “Card Brands”) are defendants in antitrust lawsuits challenging the practices of the Card Brands (the “Visa Litigation”). Visa U.S.A. member banks have a contingent obligation to indemnify Visa Inc. under the Visa U.S.A. bylaws (which were modified at the time of the restructuring in October 2007) for potential losses arising from the Visa Litigation. The indemnification by the Visa U.S.A. member banks has no specific maximum amount. Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities as a direct offset to the related Visa Litigation contingent liability.
In October 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation pending in the United States District Court for the Eastern District of New York (the “Multi-District Litigation”). The U.S. Court of Appeals for the Second Circuit reversed the approval of that settlement and remanded the matter to the district court. Thereafter, the case was split into two putative class actions, one seeking damages (“Damages Action”) and a separate class action seeking injunctive relief only (“Injuctive Action”). In September 2018, Visa signed a new settlement agreement, superseding the original settlement agreement, to resolve the Damages Action. The Damages Action settlement was approved by the United States District Court for the Eastern District of New York, but is now on appeal. The Injunctive Action, which generally seeks changes to Visa rules, is still pending.
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2020:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$67	$9,877
Third party borrowing arrangements	–	–	3
Securities lending indemnifications	4,995	–	4,917
Asset sales	–	76	4,990	(a)
Merchant processing	864	171	72,705
Tender option bond program guarantee	2,968	–	2,618
Other	–	86	1,393

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

70	U.S. Bancorp

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
At June 30, 2020, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $9.5 billion. The Company held collateral of $743 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At June 30, 2020, the liability was $144 million primarily related to these airline processing arrangements.
Asset Sales
The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At June 30, 2020, the Company had reserved $19 million for potential losses from representation and warranty obligations, compared with $9 million at December 31, 2019. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of June 30, 2020 and December 31, 2019, the Company had $11 million and $10 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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

U.S. Bancorp	71

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
Basis of Presentation
Business segment results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. The allowance for credit losses and related provision expense are allocated to the business segments according to the volume and credit quality of the loan balances managed, but with the impact of changes in economic forecasts recorded in Treasury and Corporate Support. Goodwill and other intangible assets are assigned to the business segments based on the mix of business of an entity acquired by the Company. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the business segments to support evaluation of business performance. Business segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. Generally, the determination of the amount of capital allocated to each business segment includes credit allocations following a Basel III regulatory framework. Interest income and expense is determined based on the assets and liabilities managed by the business segment. Because funding and asset liability management is a central function, funds transfer-pricing methodologies are utilized to allocate a cost of funds used or credit for funds provided to all business segment assets and liabilities, respectively, using a matched funding concept. Also, each business unit is allocated the taxable-equivalent benefit of tax-exempt
products. The residual effect on net interest income of asset/liability management activities is included in Treasury and Corporate Support. Noninterest income and expenses directly managed by each business segment, including fees, service charges, salaries and benefits, and other direct revenues and costs are accounted for within each segment’s financial results in a manner similar to the consolidated financial statements. Occupancy costs are allocated based on utilization of facilities by the business segments. Generally, operating losses are charged to the business segment when the loss event is realized in a manner similar to a loan charge-off.
Noninterest expenses incurred by centrally managed operations or business segments that

72	U.S. Bancorp

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

U.S. Bancorp	73

Business segment results for the three months ended June 30 were as follows:

	Corporate and Commercial Banking				Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2020		2019		2020	2019	2020		2019
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$890		$774		$1,486	$1,597	$256		$305
Noninterest income	340		244		921	567	463		445
Securities gains (losses), net	–		–		–	–	–		–
Total net revenue	1,230		1,018		2,407	2,164	719		750
Noninterest expense	411		413		1,370	1,305	446		432
Other intangibles	–		1		4	5	3		3
Total noninterest expense	411		414		1,374	1,310	449		435
Income before provision and income taxes	819		604		1,033	854	270		315
Provision for credit losses	21		(16)		110	79	(2)		2
Income before income taxes	798		620		923	775	272		313
Income taxes and taxable-equivalent adjustment	200		155		231	194	68		78
Net income	598		465		692	581	204		235
Net (income) loss attributable to noncontrolling interests	–		–		–	–	–		–
Net income (loss) attributable to U.S. Bancorp	$598		$465		$692	$581	$204		$235
Average Balance Sheet
Loans	$122,950		$98,922		$150,206	$143,777	$11,194		$9,898
Other earning assets	3,847		3,883		6,576	3,333	285		341
Goodwill	1,647		1,647		3,475	3,475	1,616		1,617
Other intangible assets	6		9		1,935	2,717	40		50
Assets	135,504		108,823		167,501	157,445	14,308		13,178

Noninterest-bearing deposits	38,658		29,061		34,662	27,051	16,298		13,612
Interest-bearing deposits	95,373		70,740		144,319	128,932	65,300		61,417
Total deposits	134,031		99,801		178,981	155,983	81,598		75,029

Total U.S. Bancorp shareholders’ equity	17,295		15,436		14,973	15,119	2,478		2,432

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2020		2019		2020	2019	2020		2019
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$602		$585		$(10)	$71	$3,224		$3,332
Noninterest income	658	(a)	952	(a)	151	265	2,533	(b)	2,473	(b)
Securities gains (losses), net	–		–		81	17	81		17
Total net revenue	1,260		1,537		222	353	5,838	(c)	5,822	(c)
Noninterest expense	722		737		326	224	3,275		3,111
Other intangibles	36		33		–	–	43		42
Total noninterest expense	758		770		326	224	3,318		3,153
Income before provision and income taxes	502		767		(104)	129	2,520		2,669
Provision for credit losses	(31)		295		1,639	5	1,737		365
Income before income taxes	533		472		(1,743)	124	783		2,304
Income taxes and taxable-equivalent adjustment	133		118		(544)	(69)	88		476
Net income	400		354		(1,199)	193	695		1,828
Net (income) loss attributable to noncontrolling interests	–		–		(6)	(7)	(6)		(7)
Net income (loss) attributable to U.S. Bancorp	$400		$354		$(1,205)	$186	$689		$1,821
Average Balance Sheet
Loans	$30,321		$33,277		$3,436	$3,344	$318,107		$289,218
Other earning assets	447		327		164,857	129,831	176,012		137,715
Goodwill	3,101		2,806		–	–	9,839		9,545
Other intangible assets	590		533		–	–	2,571		3,309
Assets	35,473		39,588		191,520	152,564	544,306		471,598

Noninterest-bearing deposits	3,165		1,221		2,323	2,151	95,106		73,096
Interest-bearing deposits	117		115		3,088	10,932	308,197		272,136
Total deposits	3,282		1,336		5,411	13,083	403,303		345,232

Total U.S. Bancorp shareholders’ equity	5,876		6,043		11,619	13,408	52,241		52,438

(a)	Presented net of related rewards and rebate costs and certain partner payments of $445 million and $566 million for the three months ended June 30, 2020 and 2019, respectively.
(b)	Includes revenue generated from certain contracts with customers of $1.6 billion and $1.9 billion for the three months ended June 30, 2020 and 2019, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $230 million and $246 million of revenue for the three months ended June 30, 2020 and 2019, respectively, primarily consisting of interest income on sales-type and direct financing leases.

74	U.S. Bancorp

Business segment results for the six months ended June 30 were as follows:

	Corporate and Commercial Banking				Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2020		2019		2020	2019	2020		2019
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,688		$1,552		$3,029	$3,178	$539		$598
Noninterest income	613		452		1,678	1,102	927		875
Securities gains (losses), net	–		–		–	–	–		–
Total net revenue	2,301		2,004		4,707	4,280	1,466		1,473
Noninterest expense	832		820		2,684	2,555	879		853
Other intangibles	–		2		8	10	6		6
Total noninterest expense	832		822		2,692	2,565	885		859
Income before provision and income taxes	1,469		1,182		2,015	1,715	581		614
Provision for credit losses	446		7		233	149	21		(1)
Income before income taxes	1,023		1,175		1,782	1,566	560		615
Income taxes and taxable-equivalent adjustment	256		294		446	392	140		154
Net income	767		881		1,336	1,174	420		461
Net (income) loss attributable to noncontrolling interests	–		–		–	–	–		–
Net income (loss) attributable to U.S. Bancorp	$767		$881		$1,336	$1,174	$420		$461
Average Balance Sheet
Loans	$113,161		$98,800		$148,459	$142,804	$10,902		$9,858
Other earning assets	4,201		3,527		5,772	2,864	283		293
Goodwill	1,647		1,647		3,475	3,475	1,616		1,617
Other intangible assets	7		9		2,170	2,799	42		52
Assets	125,409		108,063		164,630	156,103	14,129		13,180

Noninterest-bearing deposits	34,002		29,623		31,265	26,800	14,758		13,459
Interest-bearing deposits	88,017		70,959		139,041	128,135	67,041		57,805
Total deposits	122,019		100,582		170,306	154,935	81,799		71,264

Total U.S. Bancorp shareholders’ equity	16,553		15,389		14,952	15,060	2,472		2,437

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2020		2019		2020	2019	2020		2019
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,253		$1,202		$(38)	$88	$6,471		$6,618
Noninterest income	1,452	(a)	1,806	(a)	338	524	5,008	(b)	4,759	(b)
Securities gains (losses), net	–		–		131	22	131		22
Total net revenue	2,705		3,008		431	634	11,610	(c)	11,399	(c)
Noninterest expense	1,448		1,445		706	485	6,549		6,158
Other intangibles	71		64		–	–	85		82
Total noninterest expense	1,519		1,509		706	485	6,634		6,240
Income before provision and income taxes	1,186		1,499		(275)	149	4,976		5,159
Provision for credit losses	231		581		1,799	6	2,730		742
Income before income taxes	955		918		(2,074)	143	2,246		4,417
Income taxes and taxable-equivalent adjustment	239		230		(709)	(189)	372		881
Net income	716		688		(1,365)	332	1,874		3,536
Net (income) loss attributable to noncontrolling interests	–		–		(14)	(16)	(14)		(16)
Net income (loss) attributable to U.S. Bancorp	$716		$688		$(1,379)	$316	$1,860		$3,520
Average Balance Sheet
Loans	$32,005		$32,848		$3,355	$3,362	$307,882		$287,672
Other earning assets	423		387		152,360	128,491	163,039		135,562
Goodwill	3,028		2,810		–	–	9,766		9,549
Other intangible assets	576		523		–	–	2,795		3,383
Assets	37,137		39,112		178,251	151,063	519,556		467,521

Noninterest-bearing deposits	2,318		1,198		2,281	2,183	84,624		73,263
Interest-bearing deposits	116		113		4,214	10,051	298,429		267,063
Total deposits	2,434		1,311		6,495	12,234	383,053		340,326

Total U.S. Bancorp shareholders’ equity	5,980		6,009		11,736	13,121	51,693		52,016

(a)	Presented net of related rewards and rebate costs and certain partner payments of $975 million and $1.1 billion for the six months ended June 30, 2020 and 2019, respectively.
(b)	Includes revenue generated from certain contracts with customers of $3.3 billion and $3.6 billion for the six months ended June 30, 2020 and 2019, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $468 million and $485 million of revenue for the six months ended June 30, 2020 and 2019, respectively, primarily consisting of interest income on sales-type and direct financing leases.

U.S. Bancorp	75

Note 17	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to June 30, 2020 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

76	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30
	2020			2019
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$120,867	$645	2.13%	$115,460	$759	2.63%	4.7%
Loans held for sale	6,307	52	3.30	3,162	34	4.30	99.5
Loans (b)
Commercial	128,039	833	2.61	103,233	1,099	4.27	24.0
Commercial real estate	41,088	360	3.53	39,365	512	5.22	4.4
Residential mortgages	71,122	635	3.58	66,834	661	3.96	6.4
Credit card	21,510	552	10.33	22,830	646	11.36	(5.8)
Other retail	56,348	579	4.13	56,956	678	4.78	(1.1)
Total loans	318,107	2,959	3.74	289,218	3,596	4.99	10.0
Other earning assets	48,838	41	.33	19,093	91	1.90	*
Total earning assets	494,119	3,697	3.00	426,933	4,480	4.21	15.7
Allowance for loan losses	(6,543)			(4,011)			(63.1)
Unrealized gain (loss) on investment securities	3,499			(288)			*
Other assets	53,231			48,964			8.7
Total assets	$544,306			$471,598			15.4
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$95,106			$73,096			30.1%
Interest-bearing deposits
Interest checking	83,789	12	.05	70,433	53	.30	19.0
Money market savings	129,692	95	.30	108,633	435	1.61	19.4
Savings accounts	51,237	11	.09	45,988	26	.23	11.4
Time deposits	43,479	76	.70	47,082	248	2.12	(7.7)
Total interest-bearing deposits	308,197	194	.25	272,136	762	1.12	13.3
Short-term borrowings	25,738	35	.54	17,169	93	2.16	49.9
Long-term debt	46,385	244	2.11	40,438	293	2.91	14.7
Total interest-bearing liabilities	380,320	473	.50	329,743	1,148	1.40	15.3
Other liabilities	16,009			15,693			2.0
Shareholders’ equity
Preferred equity	5,984			5,984			–
Common equity	46,257			46,454			(.4)
Total U.S. Bancorp shareholders’ equity	52,241			52,438			(.4)
Noncontrolling interests	630			628			.3
Total equity	52,871			53,066			(.4)
Total liabilities and equity	$544,306			$471,598			15.4
Net interest income		$3,224			$3,332
Gross interest margin			2.50%			2.81%
Gross interest margin without taxable-equivalent increments			2.48%			2.78%
Percent of Earning Assets
Interest income			3.00%			4.21%
Interest expense			.38			1.08
Net interest margin			2.62%			3.13%
Net interest margin without taxable-equivalent increments			2.60%			3.10%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	77

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30
	2020			2019
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$120,856	$1,351	2.24%	$114,823	$1,479	2.58%	5.3%
Loans held for sale	5,527	96	3.49	2,650	59	4.47	*
Loans (b)
Commercial	117,013	1,774	3.05	102,600	2,175	4.27	14.0
Commercial real estate	40,583	788	3.91	39,417	1,001	5.12	3.0
Residential mortgages	71,007	1,298	3.66	66,212	1,315	3.98	7.2
Credit card	22,673	1,211	10.74	22,714	1,317	11.69	(.2)
Other retail	56,606	1,211	4.30	56,729	1,343	4.77	(.2)
Total loans	307,882	6,282	4.10	287,672	7,151	5.01	7.0
Other earning assets	36,656	110	.60	18,089	172	1.91	*
Total earning assets	470,921	7,839	3.34	423,234	8,861	4.21	11.3
Allowance for loan losses	(6,066)			(3,997)			(51.8)
Unrealized gain (loss) on investment securities	2,462			(664)			*
Other assets	52,239			48,948			6.7
Total assets	$519,556			$467,521			11.1
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$84,624			$73,263			15.5%
Interest-bearing deposits
Interest checking	80,573	51	.13	71,301	115	.32	13.0
Money market savings	125,819	406	.65	104,058	810	1.57	20.9
Savings accounts	49,643	37	.15	45,604	50	.22	8.9
Time deposits	42,394	225	1.07	46,100	482	2.11	(8.0)
Total interest-bearing deposits	298,429	719	.48	267,063	1,457	1.10	11.7
Short-term borrowings	22,995	108	.94	17,765	189	2.14	29.4
Long-term debt	45,116	541	2.41	41,143	597	2.92	9.7
Total interest-bearing liabilities	366,540	1,368	.75	325,971	2,243	1.39	12.4
Other liabilities	16,069			15,643			2.7
Shareholders’ equity
Preferred equity	5,984			5,984			–
Common equity	45,709			46,032			(.7)
Total U.S. Bancorp shareholders’ equity	51,693			52,016			(.6)
Noncontrolling interests	630			628			.3
Total equity	52,323			52,644			(.6)
Total liabilities and equity	$519,556			$467,521			11.1
Net interest income		$6,471			$6,618
Gross interest margin			2.59%			2.82%
Gross interest margin without taxable-equivalent increments			2.57%			2.79%
Percent of Earning Assets
Interest income			3.34%			4.21%
Interest expense			.58			1.07
Net interest margin			2.76%			3.14%
Net interest margin without taxable-equivalent increments			2.74%			3.11%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

78	U.S. Bancorp

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
There are no material changes from the risk factors set forth under Item 1A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, and Part II, Item 1A, “Risk Factors,” in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2020 (the “March
10-Q”),
except that the following risk factor replaces the risk factor in the March
10-Q:
The Company’s business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the
COVID-19
pandemic
The
COVID-19
pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company’s business, financial condition, capital, liquidity and results of operations. The Company cannot predict at this time the extent to which it will continue to be negatively affected by the
COVID-19
pandemic. The extent of any continued or future adverse effects of the
COVID-19
pandemic will depend on future developments, which are highly uncertain and outside the Company’s control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on the Company’s employees, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic is prolonged, or other diseases emerge that give rise to similar effects, the adverse impact on the global economy and Company could deepen.
Many of the Company’s counterparties and third-party service providers have been, and may further be, affected by
“stay-at-home”
orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with the Company or provide essential services. As a result, the Company’s operational and other risks are generally expected to increase until the pandemic subsides. In addition, the Company’s business operations may be disrupted if significant portions of its workforce are unable to work effectively, including because of illness, caring for dependents, quarantines, government actions, or other restrictions in connection with the pandemic. The Company has temporarily closed certain of its offices and reduced operating hours and/or lobby services at its branches. The Company may also face heightened cybersecurity, information security or other operational risks resulting from alternative working arrangements of its employees.
In response to the pandemic and to support its customers, the Company is offering fee waivers, payment deferrals and other expanded assistance to credit card, automobile, mortgage, small business and personal lending customers, including committing in certain states in which it operates, to suspend mortgage payments and foreclosure sales for financially impacted customers for certain periods of time. A significant number of the Company’s customers have already sought to suspend their mortgage payments under these programs. Suspensions of mortgage payments and foreclosures and reduced pricing under these programs may adversely affect the Company’s revenue and results of operations. In addition, if these or other measures provided by the Company are not effective in mitigating the financial consequences of
COVID-19
on customers, including providing loans under various newly created government-sponsored lending programs such as the Paycheck Protection Program (the “PPP”), the Company may experience higher rates of default, increased credit losses and additional increases in its allowance for credit losses in future periods.
Certain industries where the Company has credit exposure, including the transportation industry, and in particular air travel, have experienced significant operational challenges as a result of
COVID-19.
These negative effects have resulted in a number of corporate lending clients making higher than usual draws on outstanding lines of credit over the last several months. Many of these customers have since paid down these draws, but if current economic conditions persist or worsen, client draws on outstanding lines of credit may begin to increase again which may adversely affect the Company’s liquidity. The economic effects of
COVID-19
may also cause the Company’s customers to be unable to pay their loans as they come due or decrease the value of collateral, which the Company expects would cause significant increases in its credit losses and result in additional increases in the Company’s allowance for credit losses. In addition, the Company could be exposed to further losses in its role as merchant processor of credit card transactions, as under the

U.S. Bancorp	79

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
businesses. Due to responses to
COVID-19,
including
stay-at-home
orders that require businesses other than those defined as essential to close and for consumers to remain at home unless they are engaged in essential activities, consumer and business credit card spending significantly declined. Although stay-at-home
orders have gradually been lifted and business activity has increased, if the reopening of certain nonessential businesses is delayed or closures reoccur or unemployment continues to rise or stay at elevated levels, the Company expects to experience further adverse effects on its payment services businesses. This negative effect could continue after the pandemic subsides if a substantial number of businesses were to close permanently as a result of
COVID-19’s
economic effects or if consumer and business spending were to remain depressed.
The effects of the
COVID-19
pandemic on economic and market conditions may negatively affect the Company’s capital and leverage ratios. In June 2020 the Federal Reserve announced it will require all large bank holding companies to preserve capital through the suspension of share repurchase programs and capping common stock dividends to existing rates that do not exceed the average of the last four quarters’ earnings. These capital preservation actions apply to the third quarter of 2020 but may be extended or modified by the Federal Reserve as economic conditions develop. The
COVID-19
pandemic may cause the Company to further extend the suspension of its share repurchase program and limit capital distributions, including reducing or suspending its common stock dividend. Additionally, as a result of the COVID-19 sensitivity analysis conducted by the Federal Reserve, banks are required to resubmit capital plans in the fourth quarter of 2020 to reflect current stressed capital conditions.
Governmental authorities worldwide have taken unprecedented measures to stabilize the markets and support economic growth. However, these measures may not be sufficient to address the negative economic effects of
COVID-19
or avert severe and prolonged reductions in economic activity.
Many financial institutions, including the Company, have received inquiries from the Unites States Congress, regulators and other government agencies regarding implementation of provisions and programs under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and also are subject to early-stage litigation concerning their participation in the PPP under that Act. The Company’s involvement in these and other programs created in response to the
COVID-19
pandemic may lead to additional government and regulatory inquiries and litigation in the future, any of which could negatively impact the Company’s business, reputation, financial condition and results of operations.
Other negative effects of
COVID-19
and the resulting economic and market disruptions, including customer disputes, challenges of transitioning employees back to the workplace, litigation and governmental and regulatory scrutiny of response actions taken by the Company, that may impact the Company’s business, reputation, financial condition, liquidity, capital and results of operations cannot be predicted at this time. However, it is likely that the Company’s business, financial condition, liquidity, capital and results of operations will continue to be adversely affected until the pandemic subsides and the domestic economy recovers. Further, the
COVID-19
pandemic may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in the Company’s 2019 Annual Report on Form
10-K.
Until the pandemic subsides, the Company expects reduced revenues from its lending businesses, increased credit losses in its lending portfolios, possible additional increases in its allowance for credit losses and decreased revenue from its payments businesses. Even after the pandemic subsides, it is possible that the domestic and other major global economies will continue to experience a prolonged recession, which the Company expects would adversely affect its business, financial condition, liquidity, capital and results of operations, potentially materially.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
— Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 of this Report for information regarding shares repurchased by the Company during the second quarter of 2020.

80	U.S. Bancorp

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of U.S. Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

U.S. Bancorp	81

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ LISA R. STARK

Dated: August 6, 2020		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

82	U.S. Bancorp

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
Dated: August 6, 2020

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
Dated: August 6, 2020

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

(1)
The Quarterly Report on Form
10-Q
for the quarter ended June 30, 2020 (the “Form
10-Q”)
of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ANDREW CECERE	/s/ TERRANCE R. DOLAN
Andrew Cecere Chief Executive Officer Dated: August 6, 2020	Terrance R. Dolan Chief Financial Officer

U.S. Bancorp	85

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