Form 10-Q
period 2020-09-30
US BANCORP \DE\
filed 2020-11-05
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
(not applicable)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, $.01 par value per share	USB	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrA	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrH	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrM	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series H Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrO	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series K Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrP	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series L Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrQ	New York Stock Exchange
0.850% Medium-Term Notes, Series X (Senior), due June 7, 2024	USB/24B	New York Stock Exchange

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
of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2020
Common Stock, $0.01 Par Value	1,506,438,314 shares

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
changes in the level of tariffs and other trade policies of the United States and its global trading partners; civil unrest; changes in customer behavior and preferences; breaches in data security; failures to safeguard personal information; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputation risk.
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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2020	2019	Percent Change	2020	2019	Percent Change
Condensed Income Statement
Net interest income	$ 3,227	$ 3,281	(1.6)%	$ 9,650	$ 9,845	(2.0)%
Taxable-equivalent adjustment (a)	25	25	—	73	79	(7.6)
Net interest income (taxable-equivalent basis) (b)	3,252	3,306	(1.6)	9,723	9,924	(2.0)
Noninterest income	2,712	2,614	3.7	7,851	7,395	6.2
Total net revenue	5,964	5,920	.7	17,574	17,319	1.5
Noninterest expense	3,371	3,144	7.2	10,005	9,384	6.6
Provision for credit losses	635	367	73.0	3,365	1,109	*
Income before taxes	1,958	2,409	(18.7)	4,204	6,826	(38.4)
Income taxes and taxable-equivalent adjustment	372	492	(24.4)	744	1,373	(45.8)
Net income	1,586	1,917	(17.3)	3,460	5,453	(36.5)
Net (income) loss attributable to noncontrolling interests	(6)	(9)	33.3	(20)	(25)	20.0
Net income attributable to U.S. Bancorp	$ 1,580	$ 1,908	(17.2)	$ 3,440	$ 5,428	(36.6)
Net income applicable to U.S. Bancorp common shareholders	$ 1,494	$ 1,821	(18.0)	$ 3,196	$ 5,175	(38.2)
Per Common Share
Earnings per share	$ .99	$ 1.16	(14.7)%	$ 2.12	$ 3.26	(35.0)%
Diluted earnings per share	.99	1.15	(13.9)	2.11	3.25	(35.1)
Dividends declared per share	.42	.42	—	1.26	1.16	8.6
Book value per share (c)	30.93	30.26	2.2
Market value per share	35.85	55.34	(35.2)
Average common shares outstanding	1,506	1,575	(4.4)	1,510	1,589	(5.0)
Average diluted common shares outstanding	1,507	1,578	(4.5)	1,511	1,592	(5.1)
Financial Ratios
Return on average assets	1.17%	1.57%		.87%	1.54%
Return on average common equity	12.8	15.3		9.3	14.9
Net interest margin (taxable-equivalent basis) (a)	2.67	3.02		2.73	3.10
Efficiency ratio (b)	56.6	53.3		57.4	54.3
Net charge-offs as a percent of average loans outstanding	.66	.48		.58	.49
Average Balances
Loans	$311,018	$292,436	6.4%	$308,935	$289,278	6.8%
Loans held for sale	7,983	4,476	78.4	6,352	3,265	94.5
Investment securities (d)	128,565	117,213	9.7	123,444	115,628	6.8
Earning assets	486,104	435,673	11.6	476,018	427,426	11.4
Assets	536,902	481,454	11.5	525,380	472,216	11.3
Noninterest-bearing deposits	109,375	74,594	46.6	92,935	73,711	26.1
Deposits	405,523	349,933	15.9	390,598	343,563	13.7
Short-term borrowings	18,049	18,597	(2.9)	21,335	18,046	18.2
Long-term debt	43,542	42,691	2.0	44,587	41,664	7.0
Total U.S. Bancorp shareholders’ equity	52,416	53,292	(1.6)	51,936	52,446	(1.0)

	September 30, 2020	December 31, 2019
Period End Balances
Loans	$306,985	$296,102	3.7%
Investment securities	134,032	122,613	9.3
Assets	540,455	495,426	9.1
Deposits	413,217	361,916	14.2
Long-term debt	42,443	40,167	5.7
Total U.S. Bancorp shareholders’ equity	52,565	51,853	1.4
Asset Quality
Nonperforming assets	$ 1,270	$ 829	53.2%
Allowance for credit losses	8,010	4,491	78.4
Allowance for credit losses as a percentage of period-end loans	2.61%	1.52%
Capital Ratios
Common equity tier 1 capital	9.4%	9.1%
Tier 1 capital	11.0	10.7
Total risk-based capital	13.1	12.7
Leverage	8.3	8.8
Total leverage exposure	7.2	7.0
Tangible common equity to tangible assets (b)	7.0	7.5
Tangible common equity to risk-weighted assets (b)	9.3	9.3
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (b)	9.0

*	Not meaningful
(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 32.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)
Excludes unrealized gains and losses on
available-for-sale
investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale
to
held-to-maturity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW
Earnings Summary
U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.6 billion for the third quarter of 2020, or $0.99 per diluted common share, compared with $1.9 billion, or $1.15 per diluted common share, for the third quarter of 2019. Return on average assets and return on average common equity were 1.17 percent and 12.8 percent, respectively, for the third quarter of 2020, compared with 1.57 percent and 15.3 percent, respectively, for the third quarter of 2019. During a challenging period adversely impacted by the
COVID-19
pandemic, the Company’s diversified business generated growth in net revenue and supported a provision for credit losses of $635 million including a $120 million increase in the allowance for credit losses primarily to recognize the expected credit losses of an acquired credit card portfolio in the third quarter of 2020.
Total net revenue for the third quarter of 2020 was $44 million (0.7 percent) higher than the third quarter of 2019, reflecting a 3.7 percent increase in noninterest income, partially offset by a 1.6 percent decrease in net interest income. The decrease in net interest income from the third quarter of 2019 was primarily due to the impact of lower interest rates from a year ago, partially offset by changes in deposit and funding mix, and loan growth. The noninterest income increase was driven by significant growth in mortgage banking revenue due to refinancing production and strong growth in commercial products revenue due to capital markets activities. Growth in these fee categories was partially offset by a decline in payment services revenue and deposit service charges related to lower consumer and commercial spending. Additionally, other noninterest income declined from the third quarter of 2019 due to lower equity investment income, lower tax-advantaged
investment syndication revenue and certain asset impairments as a result of expected branch closures.
Noninterest expense in the third quarter of 2020 was $227 million (7.2 percent) higher than the third quarter of 2019, reflecting costs related to
COVID-19
and an increase in revenue-related production expenses in the third quarter of 2020. Additionally, noninterest expense reflected an increase in personnel costs and technology and communications expense related to developing digital capabilities and related business investment, as well as an increase in other noninterest expense, partially offset by lower marketing and business development expense and lower professional services expense.
The provision for credit losses for the third quarter of 2020 of $635 million was $268 million (73.0 percent) higher than the third quarter of 2019, reflecting an increase in the allowance for credit losses during the third quarter of 2020 primarily to recognize the expected losses within the acquired State Farm Bank credit card portfolio. Net charge-offs in the third quarter of 2020 were $515 million, compared with $352 million in the third quarter of 2019. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Net income attributable to U.S. Bancorp for the first nine months of 2020 was $3.4 billion, or $2.11 per diluted common share, compared with $5.4 billion, or $3.25 per diluted common share, for the first nine months of 2019. Return on average assets and return on average common equity were 0.87 percent and 9.3 percent, respectively, for the first nine months of 2020, compared with 1.54 percent and 14.9 percent, respectively, for the first nine months of 2019.
Total net revenue for the first nine months of 2020 was $255 million (1.5 percent) higher than the first nine months of 2019, reflecting a 6.2 percent increase in noninterest income, partially offset by a 2.0 percent decrease in net interest income. The decrease in net interest income from the first nine months of 2019 was primarily due to the impact of lower interest rates, partially offset by changes in deposit and funding mix, and loan growth. The noninterest income increase was driven by significant growth in mortgage banking revenue and commercial products revenue, as well as increases in trust and investment management fees and gains on the sale of investment securities. Growth in these fee categories was partially offset by a decline in payment services revenue and deposit service charges related to lower consumer and commercial spending. Additionally, other noninterest income declined from the prior year due to lower equity investment income, lower tax-advantaged
investment syndication revenue and certain asset impairments, partially offset by gains on sale of certain businesses in the first nine months of 2020.
Noninterest expense in the first nine months of 2020 was $621 million (6.6 percent) higher than the first nine months of 2019, reflecting costs related to
COVID-19
and an increase in revenue-related production expenses in the first nine months of 2020. Additionally, noninterest expense

U.S. Bancorp	3

reflected an increase in personnel costs and technology and communications expense related to developing digital capabilities and related business investment, as well as an increase in other noninterest expense, partially offset by lower marketing and business development expense and lower professional services expense.
The provision for credit losses for the first nine months of 2020 of $3.4 billion was $2.3 billion higher than the first nine months of 2019, reflecting an increase in the allowance for credit losses during the first nine months of 2020 due to deteriorating economic conditions driven by the impact of
COVID-19
on the domestic and global economies. Net charge-offs in the first nine months of 2020 were $1.3 billion, compared with $1.1 billion in the first nine months of 2019. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
STATEMENT OF INCOME ANALYSIS
Net Interest Income
 Net interest income, on a taxable-equivalent basis, was $3.3 billion in the third quarter and $9.7 billion in the first nine months of 2020, representing decreases of $54 million (1.6 percent) and $201 million (2.0 percent), respectively, compared with the same periods of 2019. The decreases were principally driven by the impact of lower interest rates from the prior year, partially offset by changes in deposit and funding mix, and loan growth. The Company expects net interest income to be relatively flat or decline slightly in the fourth quarter of 2020, as compared with the third quarter of 2020, reflecting the expected continued low interest rate environment and its impact on the rates earned on reinvested securities, as well as higher premium amortization, within the investment securities portfolio. Average earning assets were $50.4 billion (11.6 percent) higher in the third quarter and $48.6 billion (11.4 percent) higher in the first nine months of 2020, compared with the same periods of 2019, reflecting increases in loans, investment securities and other earning assets primarily representing cash balances. The net interest margin, on a taxable-equivalent basis, in the third quarter and first nine months of 2020 was 2.67 percent and 2.73 percent, respectively, compared with 3.02 percent and 3.10 percent in the third quarter and first nine months of 2019, respectively. The decrease in net interest margin from the prior year was primarily due to the impact of lower interest rates, changes in the yield curve, a decision to maintain higher cash balances for liquidity and higher premium amortization within the investment portfolio, partially offset by the net benefit of changes in loan mix and deposit and funding mix. The Company expects downward pressure on its net interest margin in the fourth quarter of 2020 due to its expectation to maintain higher liquidity levels resulting from the acquisition of approximately $10 billion of deposit balances from State Farm Bank in early October 2020. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Average total loans in the third quarter and first nine months of 2020 were $18.6 billion (6.4 percent) and $19.7 billion (6.8 percent) higher, respectively, than the same periods of 2019. The increases were primarily due to higher commercial loans, reflecting the utilization of bank credit facilities by customers to support liquidity requirements as well as the impact of loans made under the Small Business Administration’s (“SBA”) Paycheck Protection Program, along with growth in residential mortgages given the lower interest rate environment and higher Government National Mortgage Association (“GNMA”) buybacks, and higher commercial real estate loans. These increases were partially offset by lower credit card loans reflecting the net impact of lower consumer spending during the first nine months of 2020 partially offset by the acquisition of the credit card portfolio in the third quarter of 2020, as well as lower other retail loans.
Average investment securities in the third quarter and first nine months of 2020 were $11.4 billion (9.7 percent) and $7.8 billion (6.8 percent) higher, respectively, than the same periods of 2019, primarily due to purchases of mortgage-backed, U.S. Treasury and state and political securities, net of prepayments and maturities.
Average total deposits for the third quarter and first nine months of 2020 were $55.6 billion (15.9 percent) and $47.0 billion (13.7 percent) higher, respectively, than the same periods of 2019. Average total savings deposits for the third quarter and first nine months of 2020 were $29.3 billion (12.6 percent) and $33.1 billion (14.7 percent) higher, respectively, than the same periods of the prior year, driven by increases in Consumer and Business Banking, and Corporate and Commercial Banking balances. The increase in average total savings deposits for the first nine months of 2020, compared with the first nine months of 2019, was also due to higher Wealth Management and Investment Services balances. Average noninterest-bearing deposits for the third quarter and first nine months of 2020 were $34.8 billion (46.6 percent) and $19.2 billion (26.1 percent) higher, respectively, than the same periods of 2019, primarily due to increases in Corporate and Commercial Banking, Consumer and Business Banking, and Wealth Management and Investment Services balances. The growth in average total savings and noninterest-bearing deposits was primarily a result of the actions by the federal government to increase liquidity in the financial system, customers maintaining balance sheet liquidity by utilizing existing credit facilities and government stimulus programs. Average time deposits for the third quarter and first nine months of 2020 were $8.5 billion (19.9 percent) and $5.3 billion (11.8 percent) lower, respectively, than the same periods of the prior year, primarily driven by decreases in those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.

4	U.S. Bancorp

Table 2	Noninterest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2020	2019	Percent Change	2020	2019	Percent Change
Credit and debit card revenue	$ 388	$ 366	6.0%	$ 976	$1,035	(5.7)%
Corporate payment products revenue	125	177	(29.4)	371	506	(26.7)
Merchant processing services	347	410	(15.4)	950	1,192	(20.3)
Trust and investment management fees	434	421	3.1	1,295	1,235	4.9
Deposit service charges	170	234	(27.4)	512	678	(24.5)
Treasury management fees	145	139	4.3	425	438	(3.0)
Commercial products revenue	303	240	26.3	904	708	27.7
Mortgage banking revenue	553	272	*	1,596	630	*
Investment products fees	48	46	4.3	142	138	2.9
Securities gains (losses), net	12	25	(52.0)	143	47	*
Other	187	284	(34.2)	537	788	(31.9)
Total noninterest income	$2,712	$2,614	3.7%	$7,851	$7,395	6.2%

*	Not meaningful

Provision for Credit Losses
 The provision for credit losses was $635 million for the third quarter and $3.4 billion for the first nine months of 2020, representing increases of $268 million (73.0 percent) and $2.3 billion, respectively, from the same periods of 2019. In March 2020 economic conditions began to deteriorate, and continued to worsen in the second quarter of 2020, due to the impact of the
COVID-19
health crisis. During the third quarter of 2020, economic conditions began to moderate as economic projections for both the gross domestic product and unemployment levels improved from the second quarter. The Company recognized an increase of $2.0 billion in the allowance for credit losses during the first nine months of 2020 due to the deteriorating and ongoing effects of these adverse economic conditions. The Company recognized an increase of $120 million in the allowance for credit losses during the third quarter of 2020, primarily reflecting the expected losses within the State Farm Bank credit card portfolio acquired during the period. Net charge-offs increased $163 million (46.3 percent) and $276 million (25.8 percent) in the third quarter and first nine months of 2020, respectively, compared with the same periods of the prior year, primarily due to higher commercial loan, commercial real estate loan and retail leasing net charge-offs, partially offset by a decrease in other retail loan net charge-offs. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income
 Noninterest income was $2.7 billion in the third quarter and $7.9 billion in the first nine months of 2020, representing increases of $98 million (3.7 percent) and $456 million (6.2 percent), respectively, compared with the same periods of 2019. The increases from a year ago reflected higher mortgage banking revenue, commercial products revenue and trust and investment management fees, partially offset by lower payment services revenue, deposit service charges and other noninterest income. The increase in noninterest income in the first nine months of 2020, compared with the first nine months of 2019, was also due to higher gains on sales of investment securities. Mortgage banking revenue increased due to higher mortgage loan production and stronger gain on sale margins, partially offset by declines in mortgage servicing rights (“MSRs”) valuations, net of hedging activities. The Company expects mortgage banking revenue to decline in the fourth quarter of 2020, as compared with the third quarter of 2020, reflecting slower refinancing activity for the industry and seasonality of home sales. Commercial products revenue increased primarily due to higher corporate bond issuance fees and trading revenue. Trust and investment management fees were higher due to business growth and favorable market conditions over the past year. Payment services fee revenue decreased reflecting lower merchant processing services revenue and corporate payment products revenue, driven by lower sales volume due to the worldwide impact of the
COVID-19
pandemic on consumer and business spending. Credit and debit card revenue was higher in the third quarter of 2020, compared with the third quarter of 2019, reflecting significantly higher prepaid card fees related to the delayed impact of government stimulus programs adopted in the second quarter of 2020. Payment services revenue is likely to continue to be adversely affected through the remainder of 2020 due to reduced consumer and business spending activity, as well as lower expected prepaid card volume in the fourth quarter of 2020, as compared with the third quarter of 2020. Deposit service charges decreased primarily due to lower volume. Other noninterest income decreased due to lower equity investment income, lower tax-advantaged
investment syndication revenue, and certain asset impairments as a result of expected branch closures. Other noninterest income further decreased in the

U.S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2020	2019	Percent Change	2020	2019	Percent Change
Compensation	$1,687	$1,595	5.8%	$4,992	$4,728	5.6%
Employee benefits	335	324	3.4	1,001	971	3.1
Net occupancy and equipment	276	279	(1.1)	823	837	(1.7)
Professional services	102	114	(10.5)	307	315	(2.5)
Marketing and business development	72	109	(33.9)	213	309	(31.1)
Technology and communications	334	277	20.6	932	804	15.9
Postage, printing and supplies	70	74	(5.4)	214	219	(2.3)
Other intangibles	44	42	4.8	129	124	4.0
Other	451	330	36.7	1,394	1,077	29.4
Total noninterest expense	$3,371	$3,144	7.2%	$10,005	$9,384	6.6%
Efficiency ratio (a)	56.6%	53.3%		57.4%	54.3%

a)	See Non-GAAP Financial Measures beginning on page 32.

first nine months of 2020, compared with the first nine months of 2019, due to asset impairments as a result of property damage from civil unrest in the second quarter of 2020, partially offset by gains on sale of certain businesses in the first quarter of 2020.
Noninterest Expense
 Noninterest expense was $3.4 billion in the third quarter and $10.0 billion in the first nine months of 2020, representing increases of $227 million (7.2 percent) and $621 million (6.6 percent), respectively, over the same periods of 2019. The increases from a year ago were driven by expenses of $157 million in the third quarter and $456 million in the first nine months of 2020, representing incremental costs related to the prepaid card business, expenses related to
COVID-19,
and revenue-related expenses due to higher mortgage production and capital markets activities. In addition, the increases were also driven by business investments, including those related to increased digital capabilities. The categories of expense impacted primarily include higher personnel expense, technology and communications expense, and other noninterest expense, partially offset by lower marketing and business development expense. Compensation expense increased due to the impacts of merit increases and higher variable compensation related to business production within the mortgage banking and fixed income capital markets businesses. Employee benefits expense increased primarily due to higher pension expense. Technology and communications expense increased primarily due to capital expenditures supporting business growth and the impact of increased call center volume related to prepaid cards. Other noninterest expense increased, reflecting $49 million and $228 million of expenses in the third quarter and first nine months of 2020, respectively, related to
COVID-19,
higher FDIC insurance expense driven by an increase in the assessment base, and higher state franchise taxes. The increase in other noninterest expense in the first nine months of 2020, compared with the first nine months of 2019, was partially offset by lower costs related to tax-advantaged
projects in 2020. Incremental costs related to
COVID-19
include increased liabilities driven by the Company’s exposure as a credit card processor to charge-back risk on undelivered goods and services, including prepaid airline tickets, as well as expenses related to paying premium compensation to front-line workers and providing a safe working environment for employees. Professional services expense decreased primarily due to business initiatives completed in 2019, while marketing and business development expense decreased due to the timing of marketing campaigns and a reduction in travel as a result of
COVID-19.
The Company expects its noninterest expenses to be relatively stable for the fourth quarter of 2020, as compared with the third quarter of 2020.
Income Tax Expense
 The provision for income taxes was $347 million (an effective rate of 18.0 percent) for the third quarter and $671 million (an effective rate of 16.2 percent) for the first nine months of 2020, compared with $467 million (an effective rate of 19.6 percent) and $1.3 billion (an effective rate of 19.2 percent) for the same periods of 2019. The reduced tax rates for 2020 were primarily a result of reduced pretax income being impacted by current economic conditions, including the higher provision for credit losses. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans
 The Company’s loan portfolio was $307.0 billion at September 30, 2020, compared with $296.1 billion at December 31, 2019, an increase of $10.9 billion (3.7 percent). The increase was driven by higher commercial loans, residential mortgages, commercial real estate loans and other retail loans, partially offset by lower credit card loans.
Commercial loans increased $6.9 billion (6.6 percent) at September 30, 2020, compared with December 31, 2019, reflecting the impact of loans made under the SBA’s Paycheck Protection Program.

6	U.S. Bancorp

Table 4	Available-for-Sale Investment Securities

	September 30, 2020				December 31, 2019
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)
U.S. Treasury and agencies	$22,029	$22,564	2.9	1.50%	$19,845	$19,839	2.7	1.68%
Mortgage-backed securities (a)	100,711	102,891	2.7	1.67	95,385	95,564	4.4	2.39
Asset-backed securities (a)	203	208	4.1	2.26	375	383	3.1	3.09
Obligations of state and political subdivisions (b) (c)	7,784	8,356	6.4	4.07	6,499	6,814	6.6	4.29
Other	13	13	.3	1.59	13	13	.3	2.66
Total investment securities	$130,740	$134,032	3.0	1.78%	$122,117	$122,613	4.2	2.38%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

Residential mortgages held in the loan portfolio increased $6.2 billion (8.8 percent) at September 30, 2020, compared with December 31, 2019, due to higher mortgage loan production given the lower interest rate environment, and higher GNMA buybacks during the first nine months of 2020. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Commercial real estate loans increased $634 million (1.6 percent) at September 30, 2020, compared with December 31, 2019, primarily the result of new originations, partially offset by customers paying down balances.
Other retail loans increased $36 million (0.1 percent) at September 30, 2020, compared with December 31, 2019, due to an increase in installment loans, partially offset by decreases in home equity loans, auto loans, revolving credit balances and retail leasing balances.
Credit card loans decreased $2.9 billion (11.7 percent) at September 30, 2020, compared with December 31, 2019, reflecting reduced consumer spending in 2020 driven by the impact of
COVID-19,
partially offset by the acquisition of the State Farm Bank credit card portfolio in the third quarter of 2020.
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
Loans Held for Sale
 Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $7.6 billion at September 30, 2020, compared with $5.6 billion at December 31, 2019. The increase in loans held for sale was principally due to a higher level of mortgage loan closings in the third quarter of 2020 given the lower interest rate environment, compared with the fourth quarter of 2019. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).
Investment Securities
 Available-for-sale
investment securities totaled $134.0 billion at September 30, 2020, compared with $122.6 billion at December 31, 2019. The $11.4 billion (9.3 percent) increase was primarily due to $8.6 billion of net investment purchases and a $2.8 billion favorable change in net unrealized gains (losses) on available-for-sale
investment securities. The Company had no outstanding investment securities classified as held-to-maturity
at September 30, 2020 and December 31, 2019.
The Company’s
available-for-sale
investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At September 30, 2020, the Company’s net unrealized gains on available-for-sale
investment securities were $3.3 billion, compared with $496 million at December 31, 2019. The favorable change in net unrealized gains was primarily due to increases in the fair value of mortgage-backed, U.S. Treasury, and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale
investment securities totaled $34 million at September 30, 2020, compared with $448 million at December 31, 2019. At

U.S. Bancorp	7

September 30, 2020, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.
Deposits
 Total deposits were $413.2 billion at September 30, 2020, compared with $361.9 billion at December 31, 2019. The $51.3 billion (14.2 percent) increase in total deposits reflected increases in noninterest-bearing and total savings deposits, partially offset by a decrease in time deposits. Noninterest-bearing deposits increased $39.0 billion (51.6 percent) at September 30, 2020, compared with December 31, 2019, primarily due to higher Corporate and Commercial Banking, Consumer and Business Banking, and Wealth Management and Investment Services balances. Interest checking balances increased $9.7 billion (12.7 percent), while savings account balances increased $7.0 billion (14.9 percent), both driven by higher Consumer and Business Banking balances. Money market deposit balances increased $5.9 billion (4.9 percent) at September 30, 2020, compared with December 31, 2019, primarily due to higher Corporate and Commercial Banking, and Consumer and Business Banking balances, partially offset by a decrease in Wealth Management and Investment Services balances. The growth in noninterest-bearing and total savings deposits was primarily a result of the economic impact of the
COVID-19
pandemic on the world economy resulting in actions by the federal government to increase liquidity in the financial system, customers maintaining balance sheet liquidity by utilizing existing credit facilities and government stimulus programs. Time deposits decreased $10.3 billion (24.0 percent) at September 30, 2020, compared with December 31, 2019, driven by a decrease in those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics, along with a decrease in Consumer and Business Banking balances.
Borrowings
 The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $13.7 billion at September 30, 2020, compared with $23.7 billion at December 31, 2019. The $10.0 billion (42.2 percent) decrease in short-term borrowings was primarily due to a decrease in short-term Federal Home Loan Bank (“FHLB”) advances and other short-term borrowings balances, partially offset by higher repurchase agreement balances. Long-term debt was $42.4 billion at September 30, 2020, compared with $40.2 billion at December 31, 2019. The $2.3 billion (5.7 percent) increase was primarily due to $3.3 billion of bank note and $2.8 billion of medium-term note issuances, partially offset by $4.5 billion of bank note repayments and maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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

instruments, such as trading and
available-for-sale
securities, mortgage loans held for sale (“MLHFS”), MSRs and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk to current or projected financial condition arising from inadequate or failed internal processes or systems, people, or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, financial losses, and reputational damage if it fails to adhere to compliance requirements. Strategic risk is the risk to current or projected financial condition arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputation risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships or services, offer new services or continue serving existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in this report and in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, for a detailed discussion of these factors.
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
Credit Risk Management
 The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), collateral values, trends in loan performance and macroeconomic factors, such as changes in unemployment rates, gross domestic product levels and consumer bankruptcy filings, as well as the potential impact on customers and the domestic economy resulting from new tariffs or increases in existing tariffs, and the
COVID-19
pandemic. The Risk Management Committee oversees the Company’s credit risk management process.

U.S. Bancorp	9

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
The commercial lending segment includes loans and leases made to small business, middle market, large corporate, commercial real estate, financial institution, non-profit
and public sector customers. Key risk characteristics relevant to commercial lending segment loans include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial flexibility, loan covenants, and nature of pledged collateral, if any, as well as macroeconomic factors such as unemployment rates, gross domestic product levels, corporate bond spreads and long-term interest rates, all of which have been impacted by the COVID-19 pandemic. These risk characteristics, among others, are considered in determining estimates about the likelihood of default by the borrowers and the severity of loss in the event of default. The Company considers these risk characteristics in assigning internal risk ratings to, or forecasting losses on, these loans, which are the significant factors in determining the allowance for credit losses for loans in the commercial lending segment.
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off
portfolio. Home equity or second mortgage loans are junior lien closed-end
accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a
10-
or
15-year
fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a
10-
or
15-year
draw period during which a minimum payment is equivalent to the monthly interest, followed by a
20-
or
10-year
amortization period, respectively. At September 30, 2020, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.4 billion, or 12 percent, of the outstanding home equity line balances at September 30, 2020, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates, consumer bankruptcy filings and other macroeconomic factors, customer payment history and credit scores, and in some cases, updated loan-to-value
(“LTV”) information reflecting current market conditions on real estate-based loans. These and other risk characteristics, including elevated risk resulting from the
COVID-19
pandemic, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.
The Company further disaggregates its loan portfolio segments into various classes based on their underlying risk characteristics. The two classes within the commercial lending segment are commercial loans and commercial real estate loans. The three classes within the consumer lending segment are residential mortgages, credit card loans and other retail loans.

10	U.S. Bancorp

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
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at September 30, 2020:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$3,069	$58,380	$61,449	80.0%
Over 80% through 90%	11	5,472	5,483	7.1
Over 90% through 100%	—	518	518	.7
Over 100%	—	118	118	.2
No LTV available	—	18	18	—
Loans purchased from GNMA mortgage pools (a)	—	9,203	9,203	12.0
Total (b)	$3,080	$73,709	$76,789	100.0%

(a)
Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(b)	At September 30, 2020, approximately $540 million of residential mortgage balances were considered sub-prime.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$10,213	$ 764	$10,977	83.1%
Over 80% through 90%	1,320	462	1,782	13.5
Over 90% through 100%	210	47	257	2.0
Over 100%	90	7	97	.7
No LTV/CLTV available	91	4	95	.7
Total (a)	$11,924	$1,284	$13,208	100.0%

(a)	At September 30, 2020, approximately $54 million of home equity and second mortgage balances were considered sub-prime.
Home equity and second mortgages were $13.2 billion at September 30, 2020, compared with $15.0 billion at December 31, 2019, and included $3.5 billion of home equity lines in a first lien position and $9.7 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at September 30, 2020, included approximately $3.8 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $5.9 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

U.S. Bancorp	11

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at September 30, 2020:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$3,755	$5,909	$9,664
Percent 30—89 days past due	.17%	.31%	.26%
Percent 90 days or more past due	.04%	.09%	.07%
Weighted-average CLTV	68%	65%	66%
Weighted-average credit score	781	777	779
See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.
Loan Delinquencies
Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $461 million at September 30, 2020, compared with $605 million at December 31, 2019. These balances exclude loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off
timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.15 percent at September 30, 2020, compared with 0.20 percent at December 31, 2019.

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	September 30, 2020	December 31, 2019
Commercial
Commercial	.06%	.08%
Lease financing	—	—
Total commercial	.06	.08
Commercial Real Estate
Commercial mortgages	—	.01
Construction and development	.01	—
Total commercial real estate	—	.01
Residential Mortgages (a)	.15	.17
Credit Card	.91	1.23
Other Retail
Retail leasing	.06	.05
Home equity and second mortgages	.37	.32
Other	.07	.13
Total other retail	.14	.17
Total loans	.15%	.20%

90 days or more past due including nonperforming loans	September 30, 2020	December 31, 2019
Commercial	.48%	.27%
Commercial real estate	.82	.21
Residential mortgages (a)	.46	.51
Credit card	.91	1.23
Other retail	.40	.46
Total loans	.53%	.44%

(a)
Delinquent loan ratios exclude $1.6 billion at September 30, 2020, and $1.7 billion at December 31, 2019, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 2.52 percent at September 30, 2020, and 2.92 percent at December 31, 2019.

12	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Residential Mortgages (a)
30-89 days	$238	$154	.31%	.22%
90 days or more	114	120	.15	.17
Nonperforming	240	241	.31	.34
Total	$592	$515	.77%	.73%
Credit Card
30-89 days	$206	$321	.94%	1.30%
90 days or more	199	306	.91	1.23
Nonperforming	—	—	—	—
Total	$405	$627	1.85%	2.53%
Other Retail
Retail Leasing
30-89 days	$ 32	$ 45	.38%	.53%
90 days or more	5	4	.06	.05
Nonperforming	14	13	.17	.15
Total	$ 51	$ 62	.61%	.73%
Home Equity and Second Mortgages
30-89 days	$ 46	$ 77	.35%	.51%
90 days or more	49	48	.37	.32
Nonperforming	102	116	.77	.77
Total	$197	$241	1.49%	1.60%
Other (b)
30-89 days	$179	$271	.51%	.81%
90 days or more	25	45	.07	.13
Nonperforming	36	36	.10	.11
Total	$240	$352	.68%	1.05%

(a)
Excludes $1.3 billion of loans
30-89
days past due and $1.6 billion of loans 90 days or more past due at September 30, 2020, purchased from GNMA mortgage pools that continue to accrue interest, compared with $428 million and $1.7 billion at December 31, 2019, respectively.

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
Troubled Debt Restructurings
Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At September 30, 2020, performing TDRs were $3.4 billion, compared with $3.8 billion at December 31, 2019.
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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At September 30, 2020 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$ 172	4.9%	3.9%	$290	(a)	$ 462
Commercial real estate	173	1.3	—	119	(b)	292
Residential mortgages	1,263	5.3	4.7	143		1,406	(d)
Credit card	246	6.9	4.6	—		246
Other retail	150	7.1	7.5	34	(c)	184	(e)
TDRs, excluding loans purchased from GNMA mortgage pools	2,004	5.3	4.4	586		2,590
Loans purchased from GNMA mortgage pools (g)	1,415	—	—	—		1,415	(f)
Total	$3,419	3.1%	2.6%	$586		$4,005

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
(d)
Includes $288 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $25 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(e)
Includes $80 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $17 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(f)
Includes $146 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $238 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(g)
Approximately 11.5 percent and 38.9 percent of the total TDR loans purchased from GNMA mortgage pools are
30-89
days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

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
COVID-19
Payment Relief
The Company has offered payment relief, including forbearance, payment deferrals and other customer accommodations, to assist borrowers that have experienced financial hardship resulting from the effects of the
COVID-19
pandemic. The majority of these borrowers were not delinquent on payments at the time they received the payment relief. From March 2020 through September 30, 2020, the Company had approved approximately 329,000 loan modifications for these borrowers, representing approximately $26.9 billion. The loans modified consisted primarily of payment forbearance or deferrals of 90 days or less. A portion of the borrowers who received account modifications are no longer participating in these payment relief programs, as the programs are generally short-term; and at September 30, 2020, approximately 91,000 accounts, representing approximately $12.1 billion, were currently in an active payment relief program. The recognition of delinquent or nonaccrual loans and loan net charge-offs may be delayed for those customers enrolled in these payment relief programs who would have otherwise moved into past due or nonaccrual status, as these customer accounts do not continue to age during the period the payment delay is provided.

The following table summarizes borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic at September 30, 2020, as a percentage of the Company’s loans and loan balances:

	Percentage of Loan Accounts in Payment Relief Programs	Percentage of Loan Balances in Payment Relief Programs	Program Details
Commercial	.15%	.43%	Primarily 3 month payment deferral up to a maximum of 6 months; interest continues to accrue with various payment options; may include short-term covenant waivers

Commercial real estate	1.03	1.64	Primarily 3 month payment deferral up to a maximum of 6 months; interest continues to accrue with various payment options; may include short-term covenant waivers

Residential mortgages (a)	4.25	5.47	Primarily 6 month payment forbearance, which may be extended up to 12 months; interest continues to accrue; cumulative payments suspended during forbearance period are either paid-off
			immediately or under a short-term repayment plan, or addressed through a permanent loan modification that either requires repayment at maturity or through restructured payments over time

Credit cards	.21	.43	Primarily 3 month payment deferral; interest continues to accrue

Other retail	.87	1.43	Home equity loan programs are similar to residential mortgage programs; programs for other loan portfolios are primarily 2 month payment deferral up to a maximum of 4 months; interest continues to accrue
Total loans (a)	.41%	2.03%

(a)
Excludes loans purchased from GNMA mortgage pools, whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. At September 30, 2020, 58.76 percent of the total number of accounts and 64.13 percent of the total loan balances of loans purchased from GNMA mortgage pools were to borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic. Including these loans, 14.52 percent of the total number of accounts and 13.16 percent of the total balances of residential mortgages were to borrowers enrolled in payment relief programs as a result of the COVID-19 pandemic. Including these loans, .71 percent of the total number of accounts and 3.96 percent of the total balances of all loans were to borrowers enrolled in payment relief programs as result of the COVID-19 pandemic.

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
At September 30, 2020, total nonperforming assets were $1.3 billion, compared to $829 million at December 31, 2019. The $441 million (53.2 percent) increase in nonperforming assets was driven by increases in nonperforming commercial and commercial real estate loans. The ratio of total nonperforming assets to total loans and other real estate was 0.41 percent at September 30, 2020, compared with 0.28 percent at December 31, 2019. The Company expects nonperforming assets to increase given current economic conditions.
OREO was $35 million at September 30, 2020, compared with $78 million at December 31, 2019, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Residential
New York	$4	$6	.35%	.66%
Illinois	3	10	.06	.22
Minnesota	3	6	.05	.10
California	2	7	.01	.03
Oregon	2	4	.06	.12
All other states	18	41	.04	.09
Total residential	32	74	.04	.09
Commercial
California	3	3	.01	.01
All other states	—	1	—	—
Total commercial	3	4	—	—
Total	$35	$78	.01%	.03%

16	U.S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	September 30, 2020	December 31, 2019
Commercial
Commercial	$403	$172
Lease financing	56	32
Total commercial	459	204
Commercial Real Estate
Commercial mortgages	323	74
Construction and development	7	8
Total commercial real estate	330	82
Residential Mortgages (b)	240	241
Credit Card	—	—
Other Retail
Retail leasing	14	13
Home equity and second mortgages	102	116
Other	36	36
Total other retail	152	165
Total nonperforming loans	1,181	692
Other Real Estate (c)	35	78
Other Assets	54	59
Total nonperforming assets	$1,270	$829
Accruing loans 90 days or more past due (b)	$461	$605
Nonperforming loans to total loans	.38%	.23%
Nonperforming assets to total loans plus other real estate (c)	.41%	.28%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2019	$321	$508	$829
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	1,041	208	1,249
Advances on loans	7	1	8
Total additions	1,048	209	1,257
Reductions in nonperforming assets
Paydowns, payoffs	(309)	(101)	(410)
Net sales	(10)	(53)	(63)
Return to performing status	(11)	(93)	(104)
Charge-offs (d)	(219)	(20)	(239)
Total reductions	(549)	(267)	(816)
Net additions to (reductions in) nonperforming assets	499	(58)	441
Balance September 30, 2020	$820	$450	$1,270

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)
Excludes $1.6 billion at September 30, 2020, and $1.7 billion at December 31, 2019, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)
Foreclosed GNMA loans of $42 million at September 30, 2020, and $155 million at December 31, 2019, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	17

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Commercial
Commercial	.60%	.29%	.41%	.27%
Lease financing	.78	.22	.52	.20
Total commercial	.61	.29	.42	.27
Commercial Real Estate
Commercial mortgages	1.13	.04	.46	.02
Construction and development	(.07)	.11	—	.02
Total commercial real estate	.81	.06	.34	.02
Residential Mortgages	(.02)	(.02)	(.01)	.01
Credit Card	3.63	3.53	3.95	3.85
Other Retail
Retail leasing	.94	.14	1.14	.14
Home equity and second mortgages	(.06)	(.03)	(.01)	(.03)
Other	.43	.72	.59	.75
Total other retail	.39	.43	.52	.44
Total loans	.66%	.48%	.58%	.49%

Analysis of Loan Net Charge-Offs
 Total loan net charge-offs were $515 million for the third quarter and $1.3 billion for the first nine months of 2020, compared with $352 million and $1.1 billion, respectively, for the same periods of 2019. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2020 was 0.66 percent and 0.58 percent, respectively, compared with 0.48 percent and 0.49 percent, respectively, for the same periods of 2019. The year-over-year increases in net charge-offs reflected higher commercial loan, commercial real estate loan and retail leasing net charge-offs, partially offset by a decrease in other retail loan net charge-offs. The increase in retail leasing charge-offs reflected the inclusion of end of term losses on residual lease values as of January 1, 2020. The Company expects net charge-offs to increase given current economic conditions.
Analysis and Determination of the Allowance for Credit Losses
 Prior to January 1, 2020, the allowance for credit losses was established to reserve for probable and estimable losses incurred in the Company’s loan and lease portfolio, including unfunded credit commitments. Effective January 1, 2020, the Company adopted new accounting guidance which changed previous impairment recognition to a model that is based on expected losses rather than incurred losses. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. The allowance considers expected losses for the remaining lives of the applicable assets, inclusive of expected recoveries. Remaining lives of the applicable assets are adjusted for prepayments. Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which incorporates historical loss experience in years two and three. These economic scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining lives. The economic scenarios are updated at least quarterly, and are designed to provide a range of reasonable estimates, which are both better and worse than current expectations. Scenarios are weighted based on the Company’s expectation of future conditions. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include, but are not limited to, loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments, which is included in other liabilities in the Consolidated Balance Sheet. Both the allowance for loan losses and the liability for unfunded credit commitments are included in the Company’s analysis of credit losses and reported reserve ratios.
The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include, but are not limited to, macroeconomic variables such as unemployment rates, real estate prices, gross domestic product levels, corporate bonds spreads and long-term interest rate forecasts, as well as loan and borrower characteristics, such as internal risk ratings on

18	U.S. Bancorp

commercial loans and consumer credit scores, delinquency status, collateral type and available valuation information, consideration of end-of-term
losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses. For each loan portfolio, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices, economic conditions or other factors that would affect the accuracy of the model. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off,
or expected recoveries on collateral-dependent loans where recovery is expected through sale of the collateral.
The allowance recorded for individually evaluated loans greater than $5 million in the commercial lending segment is based on an analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans. For commercial TDRs individually evaluated for impairment, attributes of the borrower are the primary factors in determining the allowance for credit losses. However, historical loss experience is also incorporated into the allowance methodology applied to this category of loans. Commercial lending segment TDR loans may be collectively evaluated for impairment where observed performance history, including defaults, is a primary driver of the loss allocation.
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
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At September 30, 2020, the Company serviced the first lien on 39 percent of the home equity loans and lines in a junior lien position. The Company also considers the status of first lien mortgage accounts reported on customer credit bureau files when the first lien is not serviced by the Company. Regardless of whether the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $221 million or 1.7 percent of its total home equity portfolio at September 30, 2020, represented non-delinquent
junior liens where the first lien was delinquent or modified, excluding loans in COVID-related forbearance programs.
The Company considers historical loss experience on the loans and lines in a junior lien position to establish loss estimates for junior lien loans and lines the Company services that are current, but the first lien is delinquent or modified. Historically, the number of junior lien defaults has been a small percentage of the total portfolio (approximately 1 percent annually), while the long-term average loss rate on loans that default has been approximately 80 percent. In addition, the Company obtains updated credit scores on its home equity portfolio each quarter, and in some cases more frequently, and uses this information in its loss estimation methods. In its evaluation of the allowance for credit losses, the Company also considers the increased risk of loss associated with home equity lines that are contractually scheduled to convert from a revolving status to a fully amortizing payment.
Beginning January 1, 2020, when a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered purchased with more than insignificant credit deterioration. An allowance is established for each population and considers product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status, refreshed LTV ratios when possible, and portfolio growth. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans are recognized through provision expense, with future charge-offs charged to the allowance. The Company did not have a material amount of PCD loans included in its loan portfolio at September 30, 2020.
The Company’s methodology for determining the appropriate allowance for credit losses for each loan portfolio also considers the imprecision inherent in the methodologies used. As a result, amounts determined

U.S. Bancorp	19

under the methodologies described above are adjusted by management to consider the potential impact of other qualitative factors not captured in quantitative model adjustments which include, but are not limited to, the following: model imprecision, imprecision in economic scenario assumptions, and emerging risks related to either changes in the economic environment that are affecting specific portfolios, or changes in portfolio concentrations over time that may affect model performance. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each portfolio class.
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
At September 30, 2020, the allowance for credit losses was $8.0 billion (2.61 percent of period-end
loans), compared with an allowance of $4.5 billion (1.52 percent of period-end
loans) at December 31, 2019. The ratio of the allowance for credit losses to nonperforming loans was 678 percent at September 30, 2020, compared with 649 percent at December 31, 2019. The ratio of the allowance for credit losses to annualized loan net charge-offs was 391 percent at September 30, 2020, compared with 309 percent of full year 2019 net charge-offs at December 31, 2019.
The increase in the allowance for credit losses of $3.5 billion (78.4 percent) at September 30, 2020, compared with December 31, 2019, reflected the $1.5 billion impact of the January 1, 2020 adoption of new accounting guidance, along with an additional $2.0 billion increase during the first nine months of 2020 to recognize the expected losses resulting from the deteriorating and ongoing effects of adverse economic conditions driven by the impact of
COVID-19
on the domestic and global economies, as well as new loan production and acquired loans. Expected loss estimates consider various factors including the changing economic activity, estimated mitigating effects of government stimulus, estimated duration and severity of the health crisis, customer specific information impacting changes in risk ratings, projected delinquencies and the impact of industrywide loan modification efforts designed to limit long-term effects of the
COVID-19
pandemic, among other factors.
Changes in economic conditions as of September 30, 2020 included significant reductions in economic activity related to actions taken by governmental authorities to slow the spread of
COVID-19.
High levels of unemployment, and lower gross domestic product estimates for 2020, as well as a slower pace of recovery in manufacturing activity and oil prices, were all observable changes in conditions that increased expected credit losses. At the same time, record economic stimulus measures were also enacted, and additional measures are being considered, with the intent to support businesses and consumers through what is expected to be a period of reduced economic activity. To balance these offsetting factors, economic scenarios updated through the end of the third quarter of 2020 that produced higher quantitative loss estimates consistent with the expected deterioration in reported economic statistics were evaluated in conjunction with management’s expectation that current and potential future stimulus efforts, as well as industrywide availability of short-term payment deferral programs, would mitigate losses estimated from models based on historical data from periods when mitigation efforts were not as extensive. Overall, loss expectations are consistent with prior economic downturn experience, but the severity of the deterioration in current economic conditions is not expected to persist over the life of the loan portfolio, as some indicators of economic activity have begun to improve directionally.
The allowance for credit losses related to commercial lending segment loans increased $1.4 billion during the nine months ended September 30, 2020, as increased loan volume and credit downgrades during the period reflected the impact of
COVID-19
on certain industry sectors, including the retail and restaurants, energy, media and entertainment, lodging and airline industries that were severely impacted by virus containment measures.
The following table summarizes the Company’s commercial lending segment credit exposure to customers within the industry sectors most impacted by
COVID-19,
as a percentage of total loans and legal commitments outstanding at September 30, 2020:

	Loans	Outstanding Commitments
Retail	4.1%	5.4%
Energy	.9	2.2
Media and entertainment	2.1	2.1
Lodging	1.4	1.1
Airline	.5	.6
The allowance for credit losses related to consumer lending segment loans increased $623 million during the nine months ended September 30, 2020, as higher economic risks, including those due to increased unemployment, and increases in expected losses related to acquired portfolios were partially mitigated by strong underlying credit quality that supports expectations of long-term repayment, and the decline in funded loan balances.

20	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2020	2019	2020	2019
Balance at beginning of period	$7,890	$4,466	$4,491	$4,441
Change in accounting principle (a)	–	–	1,499	–
Charge-Offs
Commercial
Commercial	180	86	378	286
Lease financing	13	5	28	14
Total commercial	193	91	406	300
Commercial real estate
Commercial mortgages	88	3	107	7
Construction and development	1	4	5	4
Total commercial real estate	89	7	112	11
Residential mortgages	4	8	15	27
Credit card	236	248	775	767
Other retail
Retail leasing	25	6	86	17
Home equity and second mortgages	3	5	14	14
Other	61	86	216	252
Total other retail	89	97	316	283
Total charge-offs	611	451	1,624	1,388
Recoveries
Commercial
Commercial	13	14	37	87
Lease financing	2	2	6	6
Total commercial	15	16	43	93
Commercial real estate
Commercial mortgages	3	–	4	2
Construction and development	3	1	5	2
Total commercial real estate	6	1	9	4
Residential mortgages	7	11	20	23
Credit card	35	37	111	104
Other retail
Retail leasing	5	3	14	8
Home equity and second mortgages	5	6	15	17
Other	23	25	67	70
Total other retail	33	34	96	95
Total recoveries	96	99	279	319
Net Charge-Offs
Commercial
Commercial	167	72	341	199
Lease financing	11	3	22	8
Total commercial	178	75	363	207
Commercial real estate
Commercial mortgages	85	3	103	5
Construction and development	(2)	3	–	2
Total commercial real estate	83	6	103	7
Residential mortgages	(3)	(3)	(5)	4
Credit card	201	211	664	663
Other retail
Retail leasing	20	3	72	9
Home equity and second mortgages	(2)	(1)	(1)	(3)
Other	38	61	149	182
Total other retail	56	63	220	188
Total net charge-offs	515	352	1,345	1,069
Provision for credit losses	635	367	3,365	1,109
Balance at end of period	$8,010	$4,481	$8,010	$4,481
Components
Allowance for loan losses	$7,407	$4,007
Liability for unfunded credit commitments	603	474
Total allowance for credit losses	$8,010	$4,481
Allowance for Credit Losses as a Percentage of
Period-end loans	2.61%	1.52%
Nonperforming loans	678	541
Nonperforming and accruing loans 90 days or more past due	488	314
Nonperforming assets	631	458
Annualized net charge-offs	391	321

(a)
Effective January 1, 2020, the Company adopted accounting guidance which changed impairment recognition of financial instruments to a model that is based on expected losses rather than incurred losses.

U.S. Bancorp	21

Residual Value Risk Management
 The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2020, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2019. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2019, for further discussion on residual value risk management.
Operational Risk Management
 Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities, including those additional or increased risks created by the economic and financial disruptions, and the Company’s alternative working arrangements resulting from the
COVID-19
pandemic. The Company maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom it does business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2019, for further discussion on operational risk management.
Compliance Risk Management
 The Company may suffer legal or regulatory sanctions, material financial loss, or damage to its reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct, including those related to compliance with Bank Secrecy Act/anti-money laundering requirements, sanctions compliance requirements as administered by the Office of Foreign Assets Control, consumer protection and other requirements. The Company has controls and processes in place for the assessment, identification, monitoring, management and reporting of compliance risks and issues including those created or increased by the economic and financial disruptions caused by the
COVID-19
pandemic. Refer to “Management’s Discussion and Analysis — Compliance Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2019, for further discussion on compliance risk management.
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

22	U.S. Bancorp

Table 9	Sensitivity of Net Interest Income

	September 30, 2020				December 31, 2019
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(3.52)%	3.72%	*	5.80%	(1.43)%	.83%	*	.21%
*	Given the level of interest rates, downward rate scenario is not computed.

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
Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At September 30, 2020, the Company had $14.9 billion of forward commitments to sell, hedging $5.8 billion of MLHFS and $13.3 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.
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
The average, high, low and
period-end
one-day
VaR amounts for the Company’s Covered Positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2020	2019
Average	$2	$1
High	3	2
Low	1	1
Period-end	2	1
Given the market volatility in the first quarter of 2020 resulting from effects of the
COVID-19
pandemic, the Company experienced actual losses for its combined Covered Positions that exceeded VaR five times during the nine months ended September 30, 2020. The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the nine months ended September 30, 2019. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year
look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and
period-end
one-day
Stressed VaR amounts for the Company’s Covered Positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2020	2019
Average	$6	$6
High	8	9
Low	4	4
Period-end	7	7

24	U.S. Bancorp

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
one-year
look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2020	2019
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$8	$3
High	22	8
Low	2	–
Mortgage Servicing Rights and Related Hedges
Average	$19	$6
High	54	11
Low	6	4
Liquidity Risk Management
 The Company’s liquidity risk management process is designed to identify, measure, and manage the Company’s funding and liquidity risk to meet its daily funding needs and to address expected and unexpected changes in its funding requirements. The Company engages in various activities to manage its liquidity risk. These activities include diversifying its funding sources, stress testing, and holding readily-marketable assets which can be used as a source of liquidity if needed. In addition, the Company’s profitable operations, sound credit quality and strong capital position have enabled it to develop a large and reliable base of core deposit funding within its market areas and in domestic and global capital markets. During the nine months ended September 30, 2020, the Company effectively managed its liquidity position while funding significant loan growth during the period.
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
sheet and
off-balance
sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at Federal Reserve Bank’s Discount Window. At September 30, 2020, the fair value of unencumbered investment securities totaled $123.6 billion, compared with $114.2 billion at December 31, 2019. Refer to Note 3 of the Notes to Consolidated Financial Statements and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At September 30, 2020, the Company could have borrowed a total of an additional $97.0 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost
funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $413.2 billion at September 30, 2020, compared with $361.9 billion at December 31, 2019. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $42.4 billion at September 30, 2020, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $13.7 billion at September 30, 2020, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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

U.S. Bancorp	25

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
At September 30, 2020, parent company long-term debt outstanding was $22.1 billion, compared with $18.6 billion at December 31, 2019. The increase was primarily due to $2.8 billion of medium-term note issuances. As of September 30, 2020, there was no parent company debt scheduled to mature in the remainder of 2020.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a
30-day
stressed period. At September 30, 2020, the Company was compliant with this requirement.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2019, for further discussion on liquidity risk management.
European Exposures
The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for both the three and nine months ended September 30, 2020. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2020, the Company had an aggregate amount on deposit with European banks of approximately $9.2 billion, predominately with the Central Bank of Ireland and Bank of England.
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
Capital Management
 The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. During 2020, the Company elected to adopt a rule issued in March 2020 by its regulators which permits banking organizations who adopt accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology during 2020, the option to defer the impact of the effect of that guidance at adoption plus 25 percent of its quarterly credit reserve increases over the next two years on its regulatory capital requirements, followed by a three-year transition period

26	U.S. Bancorp

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2020	December 31, 2019
Basel III standardized approach:
Common equity tier 1 capital	$37,485	$35,713
Tier 1 capital	43,916	41,721
Total risk-based capital	52,086	49,744
Risk-weighted assets	397,657	391,269

Common equity tier 1 capital as a percent of risk-weighted assets	9.4%	9.1%
Tier 1 capital as a percent of risk-weighted assets	11.0	10.7
Total risk-based capital as a percent of risk-weighted assets	13.1	12.7
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.3	8.8
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.2	7.0

to phase in the cumulative deferred impact. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at September 30, 2020 and December 31, 2019. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. At September 30, 2020, the Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the CECL methodology under the standardized approach, was 7.0 percent and 9.3 percent, respectively. This compares to the Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets under the standardized approach, of 7.5 percent and 9.3 percent, respectively, at December 31, 2019. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology was 9.0 percent at September 30, 2020. Refer to
“Non-GAAP
Financial Measures” beginning on page 32 for further information on these other capital ratios.
Total U.S. Bancorp shareholders’ equity was $52.6 billion at September 30, 2020, compared with $51.9 billion at December 31, 2019. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale
investment securities included in other comprehensive income (loss), partially offset by a reduction to retained earnings due to the January 1, 2020 adoption of accounting guidance related to the impairment of financial instruments, dividends and common share repurchases.
Beginning in March 2020, the Company suspended all common stock repurchases except for those done exclusively in connection with its stock-based compensation programs. This action was initially taken by the Company to maintain strong capital levels given the impact and uncertainties of
COVID-19
on the economy and global markets. Due to continued economic uncertainty, the Federal Reserve Board has implemented measures for the third and fourth quarters of 2020, prohibiting all large bank holding companies, including the Company, from making common stock repurchases, as well as capping dividends at existing rates, which may not be in excess of the average of the last four quarters’ earnings. The Company will continue to monitor the impact of
COVID-19
and will adjust its capital distributions as circumstances warrant. Additional capital distributions are subject to the approval of the Company’s Board of Directors, and will be consistent with regulatory requirements.
The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the third quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share
July	134,675	(a)	$37.62
August	1,788		35.63
September	90,201	(b)	34.65
Total	226,664	(c)	$36.43

(a)
Includes 130,000 shares of common stock purchased, at an average price per share of $37.68, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

(b)
Includes 90,000 shares of common stock purchased, at an average price per share of $34.64, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

(c)
Includes 220,000 shares of common stock purchased, at an average price per share of $36.44, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

Note:	All other shares purchased by the Company were in connection with satisfaction of tax withholding obligations for vested restricted stock and unit awards and exercises under other compensation plans.
Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2019, for further discussion on capital management.

U.S. Bancorp	27

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
Corporate and Commercial Banking
Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit
and public sector clients. Corporate and Commercial Banking contributed $421 million of the Company’s net income in the third quarter and $1.2 billion in the first nine months of 2020, or an increase of $15 million (3.7 percent) and a decrease of $114 million (8.9 percent), respectively, compared with the same periods of 2019.
Net revenue increased $89 million (9.1 percent) in the third quarter and $387 million (13.0 percent) in the first nine months of 2020, compared with the same periods of 2019. Net interest income, on a taxable-equivalent basis, increased $41 million (5.3 percent) in the third quarter and $180 million (7.8 percent) in the first nine months of 2020, compared with the same periods of 2019. The increases were primarily due to strong loan growth, and higher noninterest-bearing and interest-bearing deposits, partially offset by the impact on net interest margin of changes in loan mix and lower spreads on loans, reflecting changing interest rates given the current economic environment. Noninterest income increased $48 million (22.6 percent) in the third quarter and $207 million (31.2 percent) in the first nine months of 2020, compared with the same periods of 2019, primarily due to higher corporate bond issuance fees and trading revenue as corporate customers accessed the fixed income capital markets for bond issuances.
Noninterest expense increased $18 million (4.5 percent) in the third quarter and $50 million (4.1 percent) in the first nine months of 2020, compared with the same periods of 2019, primarily driven by higher compensation expense due to merit increases and variable compensation related to fixed income capital markets business production, and higher FDIC insurance expense, partially offset by lower net shared services expense and lower other noninterest expense due to a reduction in travel as a result of
COVID-19.
The provision for credit losses increased $51 million in the third quarter of 2020, compared with the third quarter of 2019, primarily due to higher net charge-offs, partially offset by a favorable change in the reserve allocation driven by payoffs of funded exposures net of the impact of credit risk rating downgrades. The provision for credit losses increased $490 million in the first nine months of 2020, compared with the first nine months of 2019, primarily due to an unfavorable change in the reserve allocation based on economic risks related to
COVID-19
in the portfolio, along with higher net charge-offs.
Consumer and Business Banking
 Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line
services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $758 million of the Company’s net income in the third quarter and $2.1 billion in the first nine months of 2020, or increases of $103 million (15.7 percent) and $241 million (13.3 percent), respectively, compared with the same periods of 2019.
Net revenue increased $226 million (10.0 percent) in the third quarter and $650 million (9.9 percent) in the first nine months of 2020, compared with the same periods of 2019. Net interest income, on a taxable-equivalent basis, was essentially flat in the third quarter and decreased $151 million (3.2 percent) in the first nine months of 2020, compared with the same periods of 2019, reflecting the impact of declining interest rates on the margin benefit from deposits, offset by higher noninterest-bearing and interest-bearing deposit balances and loan growth driven in part by loans made under the SBA’s Paycheck Protection Program and higher GNMA buybacks. Noninterest income increased $225 million

28	U.S. Bancorp

(33.8 percent) in the third quarter and $801 million (45.3 percent) in the first nine months of 2020, compared with the same periods of 2019, primarily due to higher mortgage banking revenue driven by mortgage production and gain on sale margins, partially offset by declines in the valuation of MSRs, net of hedging activities. Other noninterest income increased primarily due to higher than expected retail leasing end of term residual gains. The increases in noninterest income were partially offset by lower deposit service charges due to lower volume.
Noninterest expense increased $84 million (6.3 percent) in the third quarter and $238 million (6.1 percent) in the first nine months of 2020, compared with the same periods of 2019, primarily due to higher net shared services expense reflecting the impact of investment in infrastructure supporting business growth and higher variable compensation related to strong mortgage banking origination activities, partially offset by lower other noninterest expense due to a reduction in travel as a result of
COVID-19.
The provision for credit losses increased $4 million (5.8 percent) in the third quarter of 2020, compared with the third quarter of 2019, due to an unfavorable change in the reserve allocation, mostly offset by lower net charge-offs reflecting stability in credit quality and a reduction in outstanding loan balances. The provision for credit losses increased $88 million (40.4 percent) in the first nine months of 2020, compared with the first nine months of 2019, due to an unfavorable change in the reserve allocation and higher net charge-offs reflecting deterioration in credit quality as compared with the prior year.
Wealth Management and Investment Services
 Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management and Fund Services. Wealth Management and Investment Services contributed $168 million of the Company’s net income in the third quarter and $567 million in the first nine months of 2020, or decreases of $61 million (26.6 percent) and $113 million (16.6 percent), respectively, compared with the same periods of 2019.
Net revenue decreased $40 million (5.3 percent) in the third quarter and $46 million (2.1 percent) in the first nine months of 2020, compared with the same periods of 2019. Net interest income, on a taxable-equivalent basis, decreased $55 million (18.6 percent) in the third quarter and $115 million (12.9 percent) in the first nine months of 2020, compared with the same periods of 2019, primarily due to the impact of declining interest rates on the margin benefit from deposits, partially offset by higher noninterest-bearing deposit balances, and changes in deposit mix. The decrease in net interest income in the first nine months of 2020, compared with the first nine months of 2019, was further offset by higher interest-bearing deposit balances. Noninterest income increased $15 million (3.3 percent) in the third quarter and $69 million (5.2 percent) in the first nine months of 2020, compared with the same periods of 2019, primarily due to the impact of favorable market conditions and business growth on trust and investment management fees, partially offset by higher fee waivers related to the money market funds.
Noninterest expense increased $31 million (7.0 percent) in the third quarter and $72 million (5.5 percent) in the first nine months of 2020, compared with the same periods of 2019, reflecting increased net shared services expense due to technology development and higher compensation expense due to the impact of merit increases. In addition, other noninterest expense was higher due to the allocation to the business line of legal costs previously reserved for, partially offset by a reduction in travel as a result of
COVID-19.
The provision for credit losses increased $11 million in the third quarter and $33 million in the first nine months of 2020, compared with the same periods of 2019, reflecting unfavorable changes in the reserve allocation driven by downgrades within the loan portfolio.
Payment Services
 Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $313 million of the Company’s net income in the third quarter and $988 million in the first nine months of 2020, or decreases of $85 million (21.4 percent) and $82 million (7.7 percent), respectively, compared with the same periods of 2019.
Net revenue decreased $85 million (5.4 percent) in the third quarter and $389 million (8.5 percent) in the first nine months of 2020, compared with the same periods of 2019. Net interest income, on a taxable-equivalent basis, increased $5 million (0.8 percent) in the third quarter and $53 million (2.9 percent) in the first nine months of 2020, compared with the same periods of 2019, primarily due to favorable margin benefit from deposits and higher deposit balances as a result of state unemployment programs utilizing prepaid cards, partially offset by lower loan volume, loan spreads and balance transfer loan fees. Noninterest income decreased

U.S. Bancorp	29

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking
Three Months Ended September 30 (Dollars in Millions)	2020	2019	Percent Change	2020	2019	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$808	$767	5.3%	$1,603	$1,602	.1%
Noninterest income	260	212	22.6	891	666	33.8
Total net revenue	1,068	979	9.1	2,494	2,268	10.0
Noninterest expense	416	397	4.8	1,406	1,321	6.4
Other intangibles	–	1	*	4	5	(20.0)
Total noninterest expense	416	398	4.5	1,410	1,326	6.3
Income before provision and income taxes	652	581	12.2	1,084	942	15.1
Provision for credit losses	90	39	*	73	69	5.8
Income before income taxes	562	542	3.7	1,011	873	15.8
Income taxes and taxable-equivalent adjustment	141	136	3.7	253	218	16.1
Net income (loss)	421	406	3.7	758	655	15.7
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income (loss) attributable to U.S. Bancorp	$421	$406	3.7	$758	$655	15.7
Average Balance Sheet
Commercial	$86,030	$78,718	9.3%	$14,879	$9,711	53.2%
Commercial real estate	22,119	20,031	10.4	16,048	16,111	(.4)
Residential mortgages	2	4	(50.0)	71,092	64,631	10.0
Credit card	–	–	–	–	–	–
Other retail	7	7	–	54,760	55,487	(1.3)
Total loans	108,158	98,760	9.5	156,779	145,940	7.4
Goodwill	1,647	1,647	–	3,475	3,475	–
Other intangible assets	6	8	(25.0)	1,942	2,444	(20.5)
Assets	121,014	109,480	10.5	175,760	160,863	9.3
Noninterest-bearing deposits	43,302	29,058	49.0	39,941	28,590	39.7
Interest checking	12,271	11,633	5.5	62,040	51,015	21.6
Savings products	54,298	43,891	23.7	72,521	62,591	15.9
Time deposits	15,879	16,563	(4.1)	15,321	15,981	(4.1)
Total deposits	125,750	101,145	24.3	189,823	158,177	20.0
Total U.S. Bancorp shareholders’ equity	16,541	15,580	6.2	15,111	15,229	(.8)

	Corporate and Commercial Banking			Consumer and Business Banking
Nine Months Ended September 30 (Dollars in Millions)	2020	2019	Percent Change	2020	2019	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$2,498	$2,318	7.8%	$4,629	$4,780	(3.2)%
Noninterest income	870	663	31.2	2,569	1,768	45.3
Total net revenue	3,368	2,981	13.0	7,198	6,548	9.9
Noninterest expense	1,278	1,225	4.3	4,145	3,904	6.2
Other intangibles	–	3	*	12	15	(20.0)
Total noninterest expense	1,278	1,228	4.1	4,157	3,919	6.1
Income before provision and income taxes	2,090	1,753	19.2	3,041	2,629	15.7
Provision for credit losses	536	46	*	306	218	40.4
Income before income taxes	1,554	1,707	(9.0)	2,735	2,411	13.4
Income taxes and taxable-equivalent adjustment	389	428	(9.1)	685	602	13.8
Net income (loss)	1,165	1,279	(8.9)	2,050	1,809	13.3
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income (loss) attributable to U.S. Bancorp	$1,165	$1,279	(8.9)	$2,050	$1,809	13.3
Average Balance Sheet
Commercial	$89,670	$78,436	14.3%	$12,193	$9,625	26.7%
Commercial real estate	21,798	20,341	7.2	16,222	16,092	.8
Residential mortgages	3	5	(40.0)	68,138	63,214	7.8
Credit card	–	–	–	–	–	–
Other retail	7	3	*	54,703	54,931	(.4)
Total loans	111,478	98,785	12.8	151,256	143,862	5.1
Goodwill	1,647	1,647	–	3,508	3,475	.9
Other intangible assets	6	9	(33.3)	2,095	2,679	(21.8)
Assets	123,929	108,539	14.2	168,419	157,708	6.8
Noninterest-bearing deposits	37,129	29,435	26.1	34,167	27,402	24.7
Interest checking	13,787	11,308	21.9	57,980	51,154	13.3
Savings products	53,432	42,522	25.7	68,525	61,992	10.5
Time deposits	18,919	17,501	8.1	16,144	15,446	4.5
Total deposits	123,267	100,766	22.3	176,816	155,994	13.3
Total U.S. Bancorp shareholders’ equity	16,548	15,453	7.1	15,038	15,117	(.5)

*	Not meaningful

30	U.S. Bancorp

Wealth Management and Investment Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2020	2019	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change

$240	$295	(18.6)%	$634	$629	.8%	$(33)	$13	* %	$3,252	$3,306	(1.6)%
469	454	3.3	867	957	(9.4)	225	325	(30.8)	2,712	2,614	3.7
709	749	(5.3)	1,501	1,586	(5.4)	192	338	(43.2)	5,964	5,920	.7
470	439	7.1	800	762	5.0	235	183	28.4	3,327	3,102	7.3
3	3	–	37	33	12.1	–	–	–	44	42	4.8
473	442	7.0	837	795	5.3	235	183	28.4	3,371	3,144	7.2
236	307	(23.1)	664	791	(16.1)	(43)	155	*	2,593	2,776	(6.6)
12	1	*	246	260	(5.4)	214	(2)	*	635	367	73.0
224	306	(26.8)	418	531	(21.3)	(257)	157	*	1,958	2,409	(18.7)
56	77	(27.3)	105	133	(21.1)	(183)	(72)	*	372	492	(24.4)
168	229	(26.6)	313	398	(21.4)	(74)	229	*	1,586	1,917	(17.3)
–	–	–	–	–	–	(6)	(9)	33.3	(6)	(9)	33.3
$168	$229	(26.6)	$313	$398	(21.4)	$(80)	$220	*	$1,580	$1,908	(17.2)

$4,420	$4,110	7.5%	$8,859	$10,017	(11.6)%	$1,301	$1,104	17.8%	$115,489	$103,660	11.4%
608	524	16.0	–	–	–	2,154	2,324	(7.3)	40,929	38,990	5.0
4,692	3,973	18.1	–	–	–	–	–	–	75,786	68,608	10.5
–	–	–	22,052	23,681	(6.9)	–	–	–	22,052	23,681	(6.9)
1,738	1,657	4.9	257	346	(25.7)	–	–	–	56,762	57,497	(1.3)
11,458	10,264	11.6	31,168	34,044	(8.4)	3,455	3,428	.8	311,018	292,436	6.4
1,618	1,617	.1	3,123	2,825	10.5	–	–	–	9,863	9,564	3.1
37	47	(21.3)	602	548	9.9	–	–	–	2,587	3,047	(15.1)
14,562	13,548	7.5	36,191	39,879	(9.2)	189,375	157,684	20.1	536,902	481,454	11.5
16,797	13,613	23.4	6,886	1,266	*	2,449	2,067	18.5	109,375	74,594	46.6
9,996	9,127	9.5	–	–	–	187	232	(19.4)	84,494	72,007	17.3
49,933	53,452	(6.6)	123	115	7.0	739	774	(4.5)	177,614	160,823	10.4
2,235	3,418	(34.6)	1	2	(50.0)	604	6,545	(90.8)	34,040	42,509	(19.9)
78,961	79,610	(.8)	7,010	1,383	*	3,979	9,618	(58.6)	405,523	349,933	15.9
2,482	2,456	1.1	6,219	6,102	1.9	12,063	13,925	(13.4)	52,416	53,292	(1.6)

Wealth Management and Investment Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2020	2019	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change

$779	$894	(12.9)%	$1,888	$1,835	2.9%	$(71)	$97	* %	$9,723	$9,924	(2.0)%
1,399	1,330	5.2	2,319	2,761	(16.0)	694	873	(20.5)	7,851	7,395	6.2
2,178	2,224	(2.1)	4,207	4,596	(8.5)	623	970	(35.8)	17,574	17,319	1.5
1,380	1,308	5.5	2,303	2,231	3.2	770	592	30.1	9,876	9,260	6.7
9	9	–	108	97	11.3	–	–	–	129	124	4.0
1,389	1,317	5.5	2,411	2,328	3.6	770	592	30.1	10,005	9,384	6.6
789	907	(13.0)	1,796	2,268	(20.8)	(147)	378	*	7,569	7,935	(4.6)
33	–	*	477	841	(43.3)	2,013	4	*	3,365	1,109	*
756	907	(16.6)	1,319	1,427	(7.6)	(2,160)	374	*	4,204	6,826	(38.4)
189	227	(16.7)	331	357	(7.3)	(850)	(241)	*	744	1,373	(45.8)
567	680	(16.6)	988	1,070	(7.7)	(1,310)	615	*	3,460	5,453	(36.5)
–	–	–	–	–	–	(20)	(25)	20.0	(20)	(25)	20.0
$567	$680	(16.6)	$988	$1,070	(7.7)	$(1,330)	$590	*	$3,440	$5,428	(36.6)

$4,373	$3,995	9.5%	$8,977	$9,850	(8.9)%	$1,288	$1,051	22.5%	$116,501	$102,957	13.2%
578	508	13.8	–	–	–	2,101	2,333	(9.9)	40,699	39,274	3.6
4,471	3,800	17.7	–	–	–	–	–	–	72,612	67,019	8.3
–	–	–	22,465	23,040	(2.5)	–	–	–	22,465	23,040	(2.5)
1,665	1,693	(1.7)	283	361	(21.6)	–	–	–	56,658	56,988	(.6)
11,087	9,996	10.9	31,725	33,251	(4.6)	3,389	3,384	.1	308,935	289,278	6.8
1,617	1,617	–	3,027	2,815	7.5	–	–	–	9,799	9,554	2.6
40	50	(20.0)	584	532	9.8	–	–	–	2,725	3,270	(16.7)
14,273	13,306	7.3	36,497	39,108	(6.7)	182,262	153,555	18.7	525,380	472,216	11.3
15,454	13,513	14.4	3,852	1,221	*	2,333	2,140	9.0	92,935	73,711	26.1
9,896	8,904	11.1	–	–	–	227	173	31.2	81,890	71,539	14.5
53,325	48,050	11.0	117	112	4.5	785	747	5.1	176,184	153,423	14.8
2,226	3,653	(39.1)	2	2	–	2,298	8,288	(72.3)	39,589	44,890	(11.8)
80,901	74,120	9.1	3,971	1,335	*	5,643	11,348	(50.3)	390,598	343,563	13.7
2,475	2,443	1.3	6,056	6,037	.3	11,819	13,396	(11.8)	51,936	52,446	(1.0)

U.S. Bancorp	31

$90 million (9.4 percent) in the third quarter and $442 million (16.0 percent) in the first nine months of 2020, compared with the same periods of 2019, mainly due to the impacts of
COVID-19
on consumer and business spending volume in all payments businesses including merchant processing services, corporate payment products, and credit and debit card revenue. The decrease in credit and debit card revenue due to lower spending volume was offset by higher prepaid card fees as a result of state unemployment programs.
Noninterest expense increased $42 million (5.3 percent) in the third quarter and $83 million (3.6 percent) in the first nine months of 2020, compared with the same periods of 2019, reflecting incremental costs related to the prepaid card business and higher software expense due to capital expenditures and acquisitions, partially offset by lower marketing and business development expense due to the timing of marketing campaigns. The provision for credit losses decreased $14 million (5.4 percent) in the third quarter and $364 million (43.3 percent) in the first nine months of 2020, compared with the same periods of 2019, reflecting favorable changes in the reserve allocation driven by lower outstanding loan balances and lower delinquency rates, partially offset by the impact on the allowance for credit losses to recognize the expected losses within the acquired State Farm Bank credit card portfolio. The decrease in the provision for credit losses in the third quarter of 2020, compared with the third quarter of 2019, was also due to lower net charge-offs.
Treasury and Corporate Support
 Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net losses of $80 million in the third quarter and $1.3 billion in the first nine months of 2020, compared with net income of $220 million and $590 million, respectively, in the same periods of 2019.
Net revenue decreased $146 million (43.2 percent) in the third quarter and $347 million (35.8 percent) in the first nine months of 2020, compared with the same periods of 2019. Net interest income, on a taxable-equivalent basis, decreased $46 million in the third quarter and $168 million in the first nine months of 2020, compared with the same periods of 2019, primarily due to higher prepayment amortization and lower reinvestment yields within the investment portfolio compared with the prior year. Noninterest income decreased $100 million (30.8 percent) in the third quarter and $179 million (20.5 percent) in the first nine months of 2020, compared with the same periods of 2019, primarily due to lower equity investment income, lower tax-advantaged
investment syndication revenue and certain asset impairments as a result of expected branch closures. The decrease in noninterest income in the first nine months of 2020, compared with the first nine months of 2019, was also due to asset impairments as a result of property damage from civil unrest in the second quarter of 2020, partially offset by gains on the sale of certain businesses in the first quarter of 2020 and higher investment securities gains.
Noninterest expense increased $52 million (28.4 percent) in the third quarter and $178 million (30.1 percent) in the first nine months of 2020, compared with the same periods of 2019, primarily due to the recognition of liabilities related to airline exposure and COVID-related expenses, higher compensation expense reflecting merit increases and stock-based compensation, and higher implementation costs of capital investments to support business growth. These increases were partially offset by lower net shared services expense and lower costs related to tax-advantaged
projects. The provision for credit losses increased $216 million in the third quarter and $2.0 billion in the first nine months of 2020, compared with the same periods of 2019, reflecting the residual impact of changes in the allowance for credit losses being impacted by adverse economic conditions and the expected impact to credit losses within the Company’s loan portfolios due to the COVID-19 pandemic.
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
NON-GAAP
FINANCIAL MEASURES
In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:
•	Tangible common equity to tangible assets,
•	Tangible common equity to risk-weighted assets, and
•	Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology.
These capital measures are viewed by management as useful additional methods of evaluating the Company’s utilization of its capital held and the level of capital available to withstand unexpected negative market or economic conditions. Additionally,

32	U.S. Bancorp

presentation of these measures allows investors, analysts and banking regulators to assess the Company’s capital position relative to other financial services companies. These capital measures are not defined in generally accepted accounting principles (“GAAP”), or are not currently effective or defined in banking regulations. In addition, certain of these measures differ from currently effective capital ratios defined by banking regulations principally in that the currently effective ratios, which are subject to certain transitional provisions, temporarily exclude the impact of the 2020 adoption of accounting guidance related to impairment of financial instruments based on the CECL methodology. As a result, these capital measures disclosed by the Company may be considered non-GAAP
financial measures. Management believes this information helps investors assess trends in the Company’s capital adequacy.
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
non-GAAP
financial measures:

(Dollars in Millions)	September 30, 2020	December 31, 2019
Total equity	$53,195	$52,483
Preferred stock	(5,984)	(5,984)
Noncontrolling interests	(630)	(630)
Goodwill (net of deferred tax liability) (1)	(8,992)	(8,788)
Intangible assets, other than mortgage servicing rights	(676)	(677)
Tangible common equity (a)	36,913	36,404
Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation	37,485
Adjustments (2)	(1,733)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology (b)	35,752
Total assets	540,455	495,426
Goodwill (net of deferred tax liability) (1)	(8,992)	(8,788)
Intangible assets, other than mortgage servicing rights	(676)	(677)
Tangible assets (c)	530,787	485,961
Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company (d)	397,657	391,269
Adjustments (3)	(1,449)
Risk-weighted assets, reflecting the full implementation of the CECL methodology (e)	396,208

Ratios
Tangible common equity to tangible assets (a)/(c)	7.0%	7.5%
Tangible common equity to risk-weighted assets (a)/(d)	9.3	9.3
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology (b)/(e)	9.0

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net interest income	$3,227	$3,281	$9,650	$9,845
Taxable-equivalent adjustment (4)	25	25	73	79
Net interest income, on a taxable-equivalent basis	3,252	3,306	9,723	9,924

Net interest income, on a taxable-equivalent basis (as calculated above)	3,252	3,306	9,723	9,924
Noninterest income	2,712	2,614	7,851	7,395
Less: Securities gains (losses), net	12	25	143	47
Total net revenue, excluding net securities gains (losses) (f)	5,952	5,895	17,431	17,272

Noninterest expense (g)	3,371	3,144	10,005	9,384

Efficiency ratio (g)/(f)	56.6%	53.3%	57.4%	54.3%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(3)	Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.
(4)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

U.S. Bancorp	33

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
The methods utilized to estimate the allowance for credit losses, key assumptions and quantitative and qualitative information considered by management in determining the appropriate allowance for credit losses at September 30, 2020 are discussed in the “Credit Risk Management” section. Although methodologies utilized to determine each element of the allowance reflect management’s assessment of credit risk as identified through assessments completed of individual credits and of homogenous pools affected by material credit events, degrees of imprecision exist in these measurement tools due in part to subjective judgments involved and an inherent lag in the data available to quantify current conditions and events that affect credit loss reserve estimates. As discussed in the “Analysis and Determination of Allowance for Credit Losses” section, management considered the effect of changes in economic conditions, risk management practices, and other factors that contributed to imprecision of loss estimates in determining the allowance for credit losses. If not considered, expected losses in the credit portfolio related to imprecision and other subjective factors could have a dramatic adverse impact on the liquidity and financial viability of a banking institution.
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
The Company considers a range of economic scenarios in its determination of the allowance for credit losses. These scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses, and also the expectation that conditions will eventually normalize over the longer run. Scenarios worse than the Company’s expected outcome at September 30, 2020 include risks that government stimulus in response to the
COVID-19
pandemic is less broad or less effective than expected, or that a longer or more severe health crisis prolongs the downturn in economic activity, reducing the number of businesses that are ultimately able to resume operations after the crisis has passed.

34	U.S. Bancorp

The Company’s determination of the allowance for commercial lending segment loans is sensitive to the assigned credit risk ratings and expected loss rates at September 30, 2020. If 20 percent of period ending loan balances (including unfunded commitments) within each risk category of risk rated commercial lending loans experienced a downgrade to the next worse risk category, the allowance for credit losses would have increased by approximately $219 million at September 30, 2020. If quantitative loss estimates for commercial lending segment loans increased by 10 percent, the allowance for credit losses would have increased by approximately $343 million at September 30, 2020. The Company believes the allowance for credit losses appropriately considers the imprecision in estimating credit losses based on credit risk ratings and credit loss model estimates, but actual losses may differ from those estimates.
The Company’s determination of the allowance for consumer lending segment loans is sensitive to changes in estimated loss rates and estimated impairments on restructured loans. In the event that estimated losses for this segment of the loan portfolio increased by 10 percent, the allowance for credit losses would have increased by approximately $313 million at September 30, 2020.
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

U.S. Bancorp	35

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	September 30, 2020	December 31, 2019
	(Unaudited)

Assets
Cash and due from banks	$ 44,047	$ 22,405
Available-for-sale investment securities ($604 and $269 pledged as collateral, respectively) (a)	134,032	122,613
Loans held for sale (including $7,314 and $5,533 of mortgage loans carried at fair value, respectively)	7,618	5,578
Loans
Commercial	110,764	103,863
Commercial real estate	40,380	39,746
Residential mortgages	76,789	70,586
Credit card	21,898	24,789
Other retail	57,154	57,118
Total loans	306,985	296,102
Less allowance for loan losses	(7,407)	(4,020)
Net loans	299,578	292,082
Premises and equipment	3,516	3,702
Goodwill	9,889	9,655
Other intangible assets	2,654	3,223
Other assets (including $1,198 and $951 of trading securities at fair value pledged as collateral, respectively) (a)	39,121	36,168
Total assets	$540,455	$495,426

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$114,583	$ 75,590
Interest-bearing (b)	298,634	286,326
Total deposits	413,217	361,916
Short-term borrowings	13,723	23,723
Long-term debt	42,443	40,167
Other liabilities	17,877	17,137
Total liabilities	487,260	442,943
Shareholders’ equity
Preferred stock	5,984	5,984
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 9/30/20 and 12/31/19—2,125,725,742 shares	21	21
Capital surplus	8,516	8,475
Retained earnings	63,391	63,186
Less cost of common stock in treasury: 9/30/20—619,334,565 shares; 12/31/19—591,570,506 shares	(25,959)	(24,440)
Accumulated other comprehensive income (loss)	612	(1,373)
Total U.S. Bancorp shareholders’ equity	52,565	51,853
Noncontrolling interests	630	630
Total equity	53,195	52,483
Total liabilities and equity	$540,455	$495,426

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	Includes time deposits greater than $250,000 balances of $5.0 billion and $7.8 billion at September 30, 2020 and December 31, 2019, respectively.
See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Interest Income
Loans	$2,892	$3,555	$ 9,152	$10,677
Loans held for sale	61	48	157	107
Investment securities	586	734	1,908	2,184
Other interest income	34	100	144	271
Total interest income	3,573	4,437	11,361	13,239
Interest Expense
Deposits	130	744	849	2,201
Short-term borrowings	19	97	124	281
Long-term debt	197	315	738	912
Total interest expense	346	1,156	1,711	3,394
Net interest income	3,227	3,281	9,650	9,845
Provision for credit losses	635	367	3,365	1,109
Net interest income after provision for credit losses	2,592	2,914	6,285	8,736
Noninterest Income
Credit and debit card revenue	388	366	976	1,035
Corporate payment products revenue	125	177	371	506
Merchant processing services	347	410	950	1,192
Trust and investment management fees	434	421	1,295	1,235
Deposit service charges	170	234	512	678
Treasury management fees	145	139	425	438
Commercial products revenue	303	240	904	708
Mortgage banking revenue	553	272	1,596	630
Investment products fees	48	46	142	138
Securities gains (losses), net	12	25	143	47
Other	187	284	537	788
Total noninterest income	2,712	2,614	7,851	7,395
Noninterest Expense
Compensation	1,687	1,595	4,992	4,728
Employee benefits	335	324	1,001	971
Net occupancy and equipment	276	279	823	837
Professional services	102	114	307	315
Marketing and business development	72	109	213	309
Technology and communications	334	277	932	804
Postage, printing and supplies	70	74	214	219
Other intangibles	44	42	129	124
Other	451	330	1,394	1,077
Total noninterest expense	3,371	3,144	10,005	9,384
Income before income taxes	1,933	2,384	4,131	6,747
Applicable income taxes	347	467	671	1,294
Net income	1,586	1,917	3,460	5,453
Net (income) loss attributable to noncontrolling interests	(6)	(9)	(20)	(25)
Net income attributable to U.S. Bancorp	$1,580	$1,908	$ 3,440	$ 5,428
Net income applicable to U.S. Bancorp common shareholders	$1,494	$1,821	$ 3,196	$ 5,175
Earnings per common share	$ .99	$ 1.16	$ 2.12	$ 3.26
Diluted earnings per common share	$ .99	$ 1.15	$ 2.11	$ 3.25
Average common shares outstanding	1,506	1,575	1,510	1,589
Average diluted common shares outstanding	1,507	1,578	1,511	1,592
See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net income	$1,586	$1,917	$3,460	$5,453
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on investment securities available-for-sale	(305)	284	2,935	1,790
Changes in unrealized gains and losses on derivative hedges	27	(59)	(230)	(268)
Foreign currency translation	6	2	(6)	10
Reclassification to earnings of realized gains and losses	23	2	(42)	6
Income taxes related to other comprehensive income (loss)	63	(58)	(672)	(389)
Total other comprehensive income (loss)	(186)	171	1,985	1,149
Comprehensive income	1,400	2,088	5,445	6,602
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(9)	(20)	(25)

Comprehensive income attributable to U.S. Bancorp	$1,394	$2,079	$5,425	$6,577
See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2019	1,584	$5,984	$21	$8,465	$61,252	$(21,465)	$(1,344)	$52,913	$627	$53,540
Net income (loss)					1,908			1,908	9	1,917
Other comprehensive income (loss)							171	171		171
Preferred stock dividends (a)					(79)			(79)		(79)
Common stock dividends ($.42 per share)					(662)			(662)		(662)
Issuance of common and treasury stock	1			(8)		36		28		28
Purchase of treasury stock	(14)					(795)		(795)		(795)
Net other changes in noncontrolling interests								—	(6)	(6)
Stock option and restricted stock grants				33				33		33

Balance September 30, 2019	1,571	$5,984	$21	$8,490	$62,419	$(22,224)	$(1,173)	$53,517	$630	$54,147
Balance June 30, 2020	1,506	$5,984	$21	$8,483	$62,526	$(25,962)	$798	$51,850	$630	$52,480
Net income (loss)					1,580			1,580	6	1,586
Other comprehensive income (loss)							(186)	(186)		(186)
Preferred stock dividends (b)					(79)			(79)		(79)
Common stock dividends ($.42 per share)					(636)			(636)		(636)
Issuance of common and treasury stock	—			(1)		3		2		2
Distributions to noncontrolling interests								—	(5)	(5)
Net other changes in noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				34				34		34

Balance September 30, 2020	1,506	$5,984	$21	$8,516	$63,391	$(25,959)	$612	$52,565	$630	$53,195
Balance December 31, 2018	1,608	$5,984	$21	$8,469	$59,065	$(20,188)	$(2,322)	$51,029	$628	$51,657
Change in accounting principle					2			2		2
Net income (loss)					5,428			5,428	25	5,453
Other comprehensive income (loss)							1,149	1,149		1,149
Preferred stock dividends (c)					(230)			(230)		(230)
Common stock dividends ($1.16 per share)					(1,846)			(1,846)		(1,846)
Issuance of common and treasury stock	4			(127)		179		52		52
Purchase of treasury stock	(41)					(2,215)		(2,215)		(2,215)
Distributions to noncontrolling interests								—	(16)	(16)
Net other changes in noncontrolling interests								—	(7)	(7)
Stock option and restricted stock grants				148				148		148

Balance September 30, 2019	1,571	$5,984	$21	$8,490	$62,419	$(22,224)	$(1,173)	$53,517	$630	$54,147
Balance December 31, 2019	1,534	$5,984	$21	$8,475	$63,186	$(24,440)	$(1,373)	$51,853	$630	$52,483
Change in accounting principle (d)					(1,099)			(1,099)		(1,099)
Net income (loss)					3,440			3,440	20	3,460
Other comprehensive income (loss)							1,985	1,985		1,985
Preferred stock dividends (e)					(229)			(229)		(229)
Common stock dividends ($1.26 per share)					(1,907)			(1,907)		(1,907)
Issuance of common and treasury stock	3			(118)		130		12		12
Purchase of treasury stock	(31)					(1,649)		(1,649)		(1,649)
Distributions to noncontrolling interests								—	(19)	(19)
Net other changes in noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				159				159		159

Balance September 30, 2020	1,506	$5,984	$21	$8,516	$63,391	$(25,959)	$612	$52,565	$630	$53,195

(a)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series J and Series K
Non-Cumulative
Perpetual Preferred Stock of $894.444, $223.61, $406.25, $321.88, $662.50 and $343.75, respectively.

(b)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series J and Series K
Non-Cumulative
Perpetual Preferred Stock of $894.444, $223.61, $406.25, $321.88, $662.50 and $343.75, respectively.

(c)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series I, Series J and Series K
Non-Cumulative
Perpetual Preferred Stock of $2,760.506, $663.54, $1,218.75, $965.64, $640.625, $1,325.00 and $1,031.25, respectively.

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

(e)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series I, Series J and Series K
Non-Cumulative
Perpetual Preferred Stock of $2,663.888, $665.97, $1,218.75, $965.64, $640.625, $1,325.00 and $1,031.25, respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	39

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30
	2020	2019
Operating Activities
Net income attributable to U.S. Bancorp	$3,440	$5,428
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	3,365	1,109
Depreciation and amortization of premises and equipment	264	248
Amortization of intangibles	129	124
(Gain) loss on sale of loans held for sale	(1,613)	(504)
(Gain) loss on sale of securities and other assets	(274)	(351)
Loans originated for sale, net of repayments	(46,456)	(24,795)
Proceeds from sales of loans held for sale	45,469	23,146
Other, net	461	546
Net cash provided by operating activities	4,785	4,951
Investing Activities
Proceeds from sales of available-for-sale investment securities	13,920	5,776
Proceeds from maturities of held-to-maturity investment securities	—	6,256
Proceeds from maturities of available-for-sale investment securities	24,992	7,885
Purchases of held-to-maturity investment securities	—	(6,701)
Purchases of available-for-sale investment securities	(48,481)	(20,383)
Net increase in loans outstanding	(3,915)	(8,411)
Proceeds from sales of loans	1,429	1,604
Purchases of loans	(9,561)	(2,818)
Net decrease (increase) in securities purchased under agreements to resell	732	(3,687)
Other, net	(966)	(892)
Net cash used in investing activities	(21,850)	(21,371)
Financing Activities
Net increase in deposits	51,301	14,240
Net (decrease) increase in short-term borrowings	(10,000)	440
Proceeds from issuance of long-term debt	14,282	7,968
Principal payments or redemption of long-term debt	(13,088)	(8,225)
Proceeds from issuance of common stock	11	51
Repurchase of common stock	(1,660)	(2,232)
Cash dividends paid on preferred stock	(222)	(223)
Cash dividends paid on common stock	(1,917)	(1,780)
Net cash provided by financing activities	38,707	10,239
Change in cash and due from banks	21,642	(6,181)
Cash and due from banks at beginning of period	22,405	21,453
Cash and due from banks at end of period	$44,047	$15,272
See Notes to Consolidated Financial Statements.

40	U.S. Bancorp

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
Reference Interest Rate Transition
In March 2020, the FASB issued accounting guidance, providing temporary optional expedients and exceptions to the guidance in United States generally accepted accounting principles on contract modifications and hedge accounting, to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. Under the guidance, a company can elect not to apply certain modification accounting requirements to contracts affected by the reference rate transition, if certain criteria are met. A company that makes this election would not be required to remeasure the contracts at the modification date or reassess a previous accounting determination. This guidance also permits a company to elect various optional expedients that would allow it to continue applying hedge accounting for hedging relationships affected by reference rate transition, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently assessing the impact of this guidance on its financial statements.

U.S. Bancorp	41

Note 3	Investment Securities
The Company’s available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity. The Company had no outstanding investment securities classified as held-to-maturity at September 30, 2020 and December 31, 2019.
The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investment securities were as follows:

	September 30, 2020				December 31, 2019
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agencies	$22,029	$541	$(6)	$22,564	$19,845	$61	$(67)	$19,839
Mortgage-backed securities
Residential agency	96,461	2,023	(22)	98,462	93,903	557	(349)	94,111
Commercial agency	4,250	183	(4)	4,429	1,482	–	(29)	1,453
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	1	–	1	–	1	–	1
Other	203	4	–	207	375	7	–	382
Obligations of state and political subdivisions	7,784	574	(2)	8,356	6,499	318	(3)	6,814
Obligations of foreign governments	9	–	–	9	9	–	–	9
Corporate debt securities	4	–	–	4	4	–	–	4
Total available-for-sale	$130,740	$3,326	$(34)	$134,032	$122,117	$944	$(448)	$122,613
Investment securities with a fair value of $10.5 billion at September 30, 2020, and $8.4 billion at December 31, 2019, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $604 million at September 30, 2020, and $269 million at December 31, 2019.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2020	2019	2020	2019
Taxable	$528	$683	$1,741	$2,023
Non-taxable	58	51	167	161
Total interest income from investment securities	$586	$734	$1,908	$2,184
The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2020	2019	2020	2019
Realized gains	$12	$25	$166	$66
Realized losses	–	–	(23)	(19)
Net realized gains (losses)	$12	$25	$143	$47
Income tax (benefit) on net realized gains (losses)	$3	$6	$36	$12
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at September 30, 2020.

42	U.S. Bancorp

At September 30, 2020, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2020:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$1,322	$(6)	$–	$–	$1,322	$(6)
Residential agency mortgage-backed securities	5,995	(20)	1,195	(2)	7,190	(22)
Commercial agency mortgage-backed securities	1,170	(4)	–		1,170	(4)
Other asset-backed securities	–	–	2	–	2	–
Obligations of state and political subdivisions	255	(2)	–	–	255	(2)
Obligations of foreign governments	2	–	–	–	2	–
Corporate debt securities	–	–	4	–	4	–
Total investment securities	$8,744	$(32)	$1,201	$(2)	$9,945	$(34)
These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of the investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2020, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the nine months ended September 30, 2020, the Company did not purchase any available-for-sale investment securities that had more-than-insignificant credit deterioration.

U.S. Bancorp	43

The following table provides information about the amortized cost, fair value and yield by maturity date of the available-for-sale investment securities outstanding at September 30, 2020:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$7,788	$7,828	.4	1.41%
Maturing after one year through five years	9,669	9,962	2.5	1.51
Maturing after five years through ten years	4,110	4,315	7.7	1.64
Maturing after ten years	462	459	12.8	1.64
Total	$22,029	$22,564	2.9	1.50%
Mortgage-Backed Securities (a)
Maturing in one year or less	$790	$797	.7	1.74%
Maturing after one year through five years	94,241	96,219	2.4	1.68
Maturing after five years through ten years	5,634	5,828	8.1	1.44
Maturing after ten years	46	47	11.5	1.23
Total	$100,711	$102,891	2.7	1.67%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	.4	2.69%
Maturing after one year through five years	202	206	4.1	2.26
Maturing after five years through ten years	1	1	5.3	2.02
Maturing after ten years	–	1	14.4	2.41
Total	$203	$208	4.1	2.26%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$91	$92	.6	4.61%
Maturing after one year through five years	1,087	1,151	3.1	4.41
Maturing after five years through ten years	6,521	7,025	7.0	4.01
Maturing after ten years	85	88	11.0	3.00
Total	$7,784	$8,356	6.4	4.07%
Other
Maturing in one year or less	$13	$13	.3	1.59%
Maturing after one year through five years	–	–	–	–
Maturing after five years through ten years	–	–	–	–
Maturing after ten years	–	–	–	–
Total	$13	$13	.3	1.59%
Total investment securities (d)	$130,740	$134,032	3.0	1.78%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

44	U.S. Bancorp

Note 4	Loans and Allowance for Credit Losses
The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	September 30, 2020		December 31, 2019
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$105,109	34.2%	$98,168	33.2%
Lease financing	5,655	1.9	5,695	1.9
Total commercial	110,764	36.1	103,863	35.1
Commercial Real Estate
Commercial mortgages	29,264	9.6	29,404	9.9
Construction and development	11,116	3.6	10,342	3.5
Total commercial real estate	40,380	13.2	39,746	13.4
Residential Mortgages
Residential mortgages	66,952	21.8	59,865	20.2
Home equity loans, first liens	9,837	3.2	10,721	3.6
Total residential mortgages	76,789	25.0	70,586	23.8
Credit Card	21,898	7.1	24,789	8.4
Other Retail
Retail leasing	8,405	2.7	8,490	2.9
Home equity and second mortgages	13,208	4.3	15,036	5.1
Revolving credit	2,660	.9	2,899	1.0
Installment	13,513	4.4	11,038	3.7
Automobile	19,188	6.2	19,435	6.5
Student	180	.1	220	.1
Total other retail	57,154	18.6	57,118	19.3
Total loans	$306,985	100.0%	$296,102	100.0%
The Company had loans of $95.9 billion at September 30, 2020, and $96.2 billion at December 31, 2019, pledged at the Federal Home Loan Bank, and loans of $67.1 billion at September 30, 2020, and $76.3 billion at December 31, 2019, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $848 million at September 30, 2020 and $781 million at December 31, 2019. All purchased loans are recorded at fair value at the date of purchase. Beginning January 1, 2020, the Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated (“PCD”) loans. All other purchased loans are considered non-purchased
credit deteriorated loans.
The Company offers a broad array of lending products and categorizes its loan portfolio into two segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s two loan portfolio segments are commercial lending and consumer lending.
Allowance for Credit Losses
Beginning January 1, 2020, the allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolio, including unfunded credit commitments. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. The allowance considers expected losses for the remaining lives of the applicable assets, inclusive of expected recoveries. Remaining lives of the applicable assets are adjusted for prepayments. Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which incorporates historical loss experience in years two and three. These economic scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining lives. The economic scenarios are updated at least quarterly and are designed to provide a range of reasonable estimates, both better and worse than current expectations. Scenarios are weighted based on the Company’s expectation of future conditions. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include, but are not limited to, loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions.

U.S. Bancorp	45

The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include, but are not limited to, macroeconomic variables such as unemployment rate, real estate prices, gross domestic product levels, corporate bonds spreads and long-term interest rate forecasts, as well as loan and borrower characteristics, such as internal risk ratings on commercial loans and consumer credit scores, delinquency status, collateral type and available valuation information, consideration of end-of-term
losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses. For each loan portfolio, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices, economic conditions or other factors that would affect the accuracy of the model. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off,
or expected recoveries on collateral dependent loans where recovery is expected through sale of the collateral. The allowance recorded for individually evaluated loans greater than $5 million in the commercial lending segment is based on an analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans.
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
Beginning January 1, 2020, when a loan portfolio is purchased, an allowance is established for those loans considered purchased with more-than-insignificant credit deterioration, or PCD loans, and those not considered purchased with more-than-insignificant credit deterioration. The allowance established for each population considers product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status, refreshed loan-to-value
ratios when possible, and portfolio growth. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans are recognized through provision expense, with future charge-offs charged to the allowance. The Company did not have a material amount of PCD loans included in its loan portfolio at September 30, 2020.
The Company’s methodology for determining the appropriate allowance for credit losses for each loan portfolio also considers the imprecision inherent in the methodologies used. As a result, amounts determined under the methodologies described above are adjusted by management to consider the potential impact of other qualitative factors not captured in quantitative model adjustments which include, but are not limited to, the following: model imprecision, imprecision in economic scenario assumptions, and emerging risks related to either changes in the environment that are affecting specific portfolios, or changes in portfolio concentrations over time that may affect model performance. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses specific to each portfolio class.
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
The results of the analysis are evaluated quarterly to confirm the estimates are appropriate for each loan portfolio.

46	U.S. Bancorp

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2020
Balance at beginning of period	$2,645	$1,269	$633	$2,156	$1,187	$7,890
Add
Provision for credit losses	20	263	(49)	369	32	635
Deduct
Loans charged-off	193	89	4	236	89	611
Less recoveries of loans charged-off	(15)	(6)	(7)	(35)	(33)	(96)
Net loans charged-off	178	83	(3)	201	56	515
Balance at end of period	$2,487	$1,449	$587	$2,324	$1,163	$8,010
2019
Balance at beginning of period	$1,464	$794	$438	$1,132	$638	$4,466
Add
Provision for credit losses	101	3	(10)	212	61	367
Deduct
Loans charged-off	91	7	8	248	97	451
Less recoveries of loans charged-off	(16)	(1)	(11)	(37)	(34)	(99)
Net loans charged-off	75	6	(3)	211	63	352
Balance at end of period	$1,490	$791	$431	$1,133	$636	$4,481

Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2020
Balance at beginning of period	$1,484	$799	$433	$1,128	$647	$4,491
Add
Change in accounting principle (a)	378	(122)	(30)	872	401	1,499
Provision for credit losses	988	875	179	988	335	3,365
Deduct
Loans charged-off	406	112	15	775	316	1,624
Less recoveries of loans charged-off	(43)	(9)	(20)	(111)	(96)	(279)
Net loans charged-off	363	103	(5)	664	220	1,345
Balance at end of period	$2,487	$1,449	$587	$2,324	$1,163	$8,010
2019
Balance at beginning of period	$1,454	$800	$455	$1,102	$630	$4,441
Add
Provision for credit losses	243	(2)	(20)	694	194	1,109
Deduct
Loans charged-off	300	11	27	767	283	1,388
Less recoveries of loans charged-off	(93)	(4)	(23)	(104)	(95)	(319)
Net loans charged-off	207	7	4	663	188	1,069
Balance at end of period	$1,490	$791	$431	$1,133	$636	$4,481

(a)
Effective January 1, 2020, the Company adopted accounting guidance which changed impairment recognition of financial instruments to a model that is based on expected losses rather than incurred losses.

The increase in the allowance for credit losses from December 31, 2019 to September 30, 2020 reflected the deteriorating and ongoing effects of adverse economic conditions driven by the impact of
COVID-19
on the domestic and global economies. Expected loss estimates consider both the changes in economic activity, and the mitigating effects of government stimulus and industrywide loan modification efforts designed to limit long term effects of the pandemic.
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
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming (b)	Total
September 30, 2020
Commercial	$109,994	$243	$68	$459	$110,764
Commercial real estate	39,957	92	1	330	40,380
Residential mortgages (a)	76,197	238	114	240	76,789
Credit card	21,493	206	199	–	21,898
Other retail	56,666	257	79	152	57,154
Total loans	$304,307	$1,036	$461	$1,181	$306,985
December 31, 2019
Commercial	$103,273	$307	$79	$204	$103,863
Commercial real estate	39,627	34	3	82	39,746
Residential mortgages (a)	70,071	154	120	241	70,586
Credit card	24,162	321	306	–	24,789
Other retail	56,463	393	97	165	57,118
Total loans	$293,596	$1,209	$605	$692	$296,102

(a)
At September 30, 2020, $1.3 billion of loans 30–89 days past due and $1.6 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $428 million and $1.7 billion at December 31, 2019, respectively.

(b)
Substantially all nonperforming loans at September 30, 2020 and December 31, 2019, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $9 million and $7 million for the three months ended September 30, 2020 and 2019, respectively, and $19 million and $18 million for the nine months ended September 30, 2020 and 2019, respectively.

At September 30, 2020, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $32 million, compared with $74 million at December 31, 2019. These amounts excluded
$42 million and $155 million at September 30, 2020 and December 31, 2019, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at September 30, 2020 and December 31, 2019, was $1.1 billion and $1.5 billion, respectively, of which $857 million and $1.2 billion,

48	U.S. Bancorp

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
The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	September 30, 2020					December 31, 2019
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total	Pass	Special Mention	Classified (a)	Total Criticized	Total
Commercial
Originated in 2020	$34,060	$2,211	$1,239	$3,450	$37,510	$–	$–	$–	$–	$–
Originated in 2019	20,897	469	249	718	21,615	33,550	174	222	396	33,946
Originated in 2018	14,093	453	160	613	14,706	21,394	420	136	556	21,950
Originated in 2017	6,356	182	222	404	6,760	10,464	165	97	262	10,726
Originated in 2016	2,761	52	46	98	2,859	4,984	10	37	47	5,031
Originated prior to 2016	3,235	61	68	129	3,364	5,151	86	96	182	5,333
Revolving	22,906	756	288	1,044	23,950	26,307	292	278	570	26,877
Total commercial	104,308	4,184	2,272	6,456	110,764	101,850	1,147	866	2,013	103,863

Commercial real estate
Originated in 2020	7,276	921	382	1,303	8,579	–	–	–	–	–
Originated in 2019	10,517	1,022	313	1,335	11,852	12,976	108	108	216	13,192
Originated in 2018	6,880	728	356	1,084	7,964	9,455	71	56	127	9,582
Originated in 2017	3,305	370	172	542	3,847	5,863	99	64	163	6,026
Originated in 2016	2,338	224	183	407	2,745	3,706	117	60	177	3,883
Originated prior to 2016	3,167	248	163	411	3,578	4,907	78	101	179	5,086
Revolving	1,712	97	5	102	1,814	1,965	11	1	12	1,977
Revolving converted to term	1	–	–	–	1	–	–	–	–	–
Total commercial real estate	35,196	3,610	1,574	5,184	40,380	38,872	484	390	874	39,746

Residential mortgages (b)
Originated in 2020	18,800	1	3	4	18,804	–	–	–	–	–
Originated in 2019	15,313	3	9	12	15,325	18,819	2	1	3	18,822
Originated in 2018	6,468	1	20	21	6,489	9,204	–	11	11	9,215
Originated in 2017	7,745	1	17	18	7,763	9,605	–	21	21	9,626
Originated in 2016	9,469	–	30	30	9,499	11,378	–	29	29	11,407
Originated prior to 2016	18,597	–	311	311	18,908	21,168	–	348	348	21,516
Revolving	1	–	–	–	1	–	–	–	–	–
Total residential mortgages	76,393	6	390	396	76,789	70,174	2	410	412	70,586

Credit card (c)	21,699	–	199	199	21,898	24,483	–	306	306	24,789

Other retail
Originated in 2020	13,416	–	3	3	13,419	–	–	–	–	–
Originated in 2019	12,527	–	16	16	12,543	15,907	–	11	11	15,918
Originated in 2018	7,574	–	23	23	7,597	10,131	–	23	23	10,154
Originated in 2017	4,708	–	22	22	4,730	7,907	–	28	28	7,935
Originated in 2016	2,162	–	12	12	2,174	3,679	–	20	20	3,699
Originated prior to 2016	2,135	–	17	17	2,152	3,274	–	28	28	3,302
Revolving	13,939	–	116	116	14,055	15,509	10	138	148	15,657
Revolving converted to term	449	–	35	35	484	418	–	35	35	453
Total other retail	56,910	–	244	244	57,154	56,825	10	283	293	57,118
Total loans	$294,506	7,800	$4,679	$12,479	$306,985	$292,204	$1,643	$2,255	$3,898	$296,102
Total outstanding commitments	$635,980	$10,868	$5,664	$16,532	$652,512	$619,224	$2,451	$2,873	$5,324	$624,548

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)
At September 30, 2020, $1.6 billion of GNMA loans 90 days or more past due and $1.4 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $1.7 billion and $1.6 billion at December 31, 2019, respectively.

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
The following table provides a summary of loans modified as TDRs during the periods presented by portfolio class:

	2020			2019
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended September 30
Commercial	699	$262	$159	886	$116	$100
Commercial real estate	51	105	81	32	23	23
Residential mortgages	374	108	108	117	17	15
Credit card	4,699	27	27	8,429	46	46
Other retail	508	26	26	814	20	19
Total loans, excluding loans purchased from GNMA mortgage pools	6,331	528	401	10,278	222	203
Loans purchased from GNMA mortgage pools	735	106	105	1,524	211	203
Total loans	7,066	$634	$506	11,802	$433	$406

Nine Months Ended September 30
Commercial	2,837	$505	$375	2,622	$242	$215
Commercial real estate	116	165	141	76	95	93
Residential mortgages	585	142	142	318	43	41
Credit card	19,282	110	112	26,018	140	141
Other retail	1,537	50	48	2,029	44	42
Total loans, excluding loans purchased from GNMA mortgage pools	24,357	972	818	31,063	564	532
Loans purchased from GNMA mortgage pools	3,648	514	503	4,617	629	606
Total loans	28,005	$1,486	$1,321	35,680	$1,193	$1,138
Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. For those loans modified as TDRs during the third quarter of 2020, at September 30, 2020, 15 residential mortgages, 4 home equity and second mortgage loans and 238 loans purchased from GNMA mortgage pools with outstanding balances of $4 million, less than $1 million and $36 million, respectively, were in a trial period and have estimated post-modification balances of $4 million, less than $1 million and $36 million, respectively, assuming permanent modification occurs at the end of the trial period.
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
Loan modifications or concessions granted to borrowers resulting directly from the effects of the
COVID-19
pandemic, who were otherwise in current payment status, are not considered to be TDRs. As of September 30, 2020, approximately $12.1 billion of loan modifications included on the Company’s consolidated balance sheet related to borrowers impacted by the

COVID-19
pandemic, consisting primarily of payment deferrals of
90
days or less.
The following table provides a summary of TDR loans that defaulted (fully or partially charged-off
or became 90 days or more past due) during the periods presented that were modified as TDRs within 12 months previous to default:

	2020		2019
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended September 30
Commercial	305	$21	263	$9
Commercial real estate	5	8	8	7
Residential mortgages	5	2	13	1
Credit card	1,363	8	2,025	10
Other retail	55	1	72	1
Total loans, excluding loans purchased from GNMA mortgage pools	1,733	40	2,381	28
Loans purchased from GNMA mortgage pools	72	9	263	33
Total loans	1,805	$49	2,644	$61

Nine Months Ended September 30
Commercial	922	$49	749	$18
Commercial real estate	33	24	23	17
Residential mortgages	23	4	124	14
Credit card	5,169	27	6,001	29
Other retail	245	3	299	9
Total loans, excluding loans purchased from GNMA mortgage pools	6,392	107	7,196	87
Loans purchased from GNMA mortgage pools	427	57	697	93
Total loans	6,819	$164	7,893	$180
In addition to the defaults in the table above, the Company had a total of 161 and 402 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months and nine months ended September 30, 2020, respectively, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $19 million and $53 million for the three months and nine months ended September 30, 2020, respectively.
As of September 30, 2020, the Company had $156 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified in
TDRs.

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
off-balance
sheet.
The Company also provides financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company provided $28 million and $8 million of support to the funds during the three months ended September 30, 2020 and 2019, respectively, and $49 million and $22 million during the nine months ended September 30, 2020 and 2019, respectively.
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged
investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged
investments in tax expense of $142 million and $132 million for the three months ended September 30, 2020 and 2019, respectively, and $437 million and $423 million for the nine months ended September 30, 2020 and 2019, respectively. The Company also recognized $118 million and $80 million of investment tax credits for the three months ended September 30, 2020 and 2019, respectively, and $307 million and $326 million for the nine months ended September 30, 2020 and 2019, respectively. The Company recognized $142 million and $122 million of expenses related to all of these investments for the three months ended September 30, 2020 and 2019, respectively, of which $97 million and $80 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense. The Company recognized $429 million and $391 million of expenses related to all of these investments for the nine months ended September 30, 2020 and 2019, respectively, of which $297 million and $237 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.
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

52	U.S. Bancorp

on compliance features required to be met at the project level. While the Company believes potential losses from these investments are remote, the maximum exposure was determined by assuming a scenario where the community-based business and housing projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits.
The following table provides a summary of investments in community development and tax-advantaged
VIEs that the Company has not consolidated:

(Dollars in Millions)	September 30, 2020	December 31, 2019
Investment carrying amount	$6,552	$6,148
Unfunded capital and other commitments	3,201	2,938
Maximum exposure to loss	12,085	12,118
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $34 million at September 30, 2020 and $31 million at December 31, 2019. The maximum exposure to loss related to these VIEs was $57 million at September 30, 2020 and $55 million at December 31, 2019, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $80 million at September 30, 2020, compared with less than $1 million to $87 million at December 31, 2019.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged
investments to third parties. At September 30, 2020, approximately $3.9 billion of the Company’s assets and $3.2 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged
investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $4.0 billion and $3.2 billion, respectively, at December 31, 2019. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At September 30, 2020, $2.8 billion of available-for-sale
investment securities and $1.5 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $3.0 billion of available-for-sale
investment securities and $2.7 billion of short-term borrowings at December 31, 2019.

Note 6	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $214.6 billion of residential mortgage loans for others at September 30, 2020, and $226.0 billion at December 31, 2019, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net gains of $9 million and net losses of $2 million for the three months ended September 30, 2020 and 2019, respectively, and net gains of $58 million and net losses of $5 million for the nine months ended September 30, 2020 and 2019, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $177 million and $188 million for the three months ended September 30, 2020 and 2019, respectively, and $537 million and $547 million for the nine months ended September 30, 2020 and 2019, respectively.

U.S. Bancorp	53

Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2020	2019	2020	2019
Balance at beginning of period	$1,840	$2,458	$2,546	$2,791
Rights purchased	8	6	16	13
Rights capitalized	321	168	712	373
Rights sold (a)	1	4	3	4
Changes in fair value of MSRs
Due to fluctuations in market interest rates (b)	(8)	(243)	(815)	(573)
Due to revised assumptions or models (c)	(7)	15	37	30
Other changes in fair value (d)	(177)	(112)	(521)	(342)
Balance at end of period	$1,978	$2,296	$1,978	$2,296

(a)	MSRs sold include those having a negative fair value, resulting from the loans being severely delinquent.
(b)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(c)
Includes changes in MSR value not caused by changes in market interest rates, such as changes in assumed cost to service, ancillary income and option adjusted spread, as well as the impact of any model changes.

(d)
Primarily the change in MSR value from passage of time and cash flows realized (decay), but also includes the impact of changes to expected cash flows not associated with changes in market interest rates, such as the impact of delinquencies.

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	September 30, 2020						December 31, 2019
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(396)	$(255)	$(144)	$169	$353	$727	$(663)	$(316)	$(153)	$141	$269	$485
Derivative instrument hedges	529	287	150	(161)	(334)	(706)	613	306	152	(143)	(279)	(550)
Net sensitivity	$133	$32	$6	$8	$19	$21	$(50)	$(10)	$(1)	$(2)	$(10)	$(65)
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
A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	September 30, 2020				December 31, 2019
(Dollars in Millions)	HFA	Government	Conventional (d)	Total	HFA	Government	Conventional (d)	Total
Servicing portfolio (a)	$41,233	$28,532	$142,033	$211,798	$44,906	$35,302	$143,310	$223,518
Fair value	$378	$312	$1,288	$1,978	$486	$451	$1,609	$2,546
Value (bps) (b)	92	109	91	93	108	128	112	114
Weighted-average servicing fees (bps)	35	40	30	32	34	39	28	31
Multiple (value/servicing fees)	2.64	2.74	3.01	2.89	3.15	3.29	4.00	3.67
Weighted-average note rate	4.52%	3.93%	3.91%	4.03%	4.65%	3.99%	4.07%	4.17%
Weighted-average age (in years)	3.9	5.4	4.5	4.5	3.7	4.9	4.8	4.6
Weighted-average expected prepayment (constant prepayment rate)	15.4%	17.4%	19.9%	18.7%	12.2%	13.7%	12.2%	12.4%
Weighted-average expected life (in years)	5.4	4.6	4.1	4.4	6.5	5.7	5.9	6.0
Weighted-average option adjusted spread (c)	7.7%	7.3%	6.2%	6.7%	8.4%	7.9%	6.9%	7.3%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)	Represents loans sold primarily to GSEs.

54	U.S. Bancorp

Note 7	Preferred Stock
At September 30, 2020 and December 31, 2019, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	September 30, 2020				December 31, 2019
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	–	1,000	40,000	1,000	–	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series H	20,000	500	13	487	20,000	500	13	487
Series I	30,000	750	5	745	30,000	750	5	745
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Total preferred stock (a)	209,510	$6,176	$192	$5,984	209,510	$6,176	$192	$5,984

(a)	The par value of all shares issued and outstanding at September 30, 2020 and December 31, 2019, was $ 1.00 per share.

Note 8	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2020
Balance at beginning of period	$2,701	$–	$(240)	$(1,589)	$(74)	$798
Changes in unrealized gains and losses	(305)	–	27	–	–	(278)
Foreign currency translation adjustment (a)	–	–	–	–	6	6
Reclassification to earnings of realized gains and losses	(12)	–	3	32	–	23
Applicable income taxes	81	–	(7)	(9)	(2)	63
Balance at end of period	$2,465	$–	$(217)	$(1,566)	$(70)	$612
2019
Balance at beginning of period	$163	$11	$(55)	$(1,385)	$(78)	$(1,344)
Changes in unrealized gains and losses	284	–	(59)	–	–	225
Foreign currency translation adjustment (a)	–	–	–	–	2	2
Reclassification to earnings of realized gains and losses	(25)	(1)	6	22	–	2
Applicable income taxes	(66)	–	14	(6)	–	(58)
Balance at end of period	$356	$10	$(94)	$(1,369)	$(76)	$(1,173)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

U.S. Bancorp	55

Nine Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To- Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2020
Balance at beginning of period	$379	$–	$(51)	$(1,636)	$(65)	$(1,373)
Changes in unrealized gains and losses	2,935	–	(230)	–	–	2,705
Foreign currency translation adjustment (a)	–	–	–	–	(6)	(6)
Reclassification to earnings of realized gains and losses	(143)	–	7	94	–	(42)
Applicable income taxes	(706)	–	57	(24)	1	(672)
Balance at end of period	$2,465	$–	$(217)	$(1,566)	$(70)	$612
2019
Balance at beginning of period	$(946)	$14	$112	$(1,418)	$(84)	$(2,322)
Changes in unrealized gains and losses	1,790	–	(268)	–	–	1,522
Foreign currency translation adjustment (a)	–	–	–	–	10	10
Reclassification to earnings of realized gains and losses	(47)	(5)	(8)	66	–	6
Applicable income taxes	(441)	1	70	(17)	(2)	(389)
Balance at end of period	$356	$10	$(94)	$(1,369)	$(76)	$(1,173)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.
Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2020	2019	2020	2019
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$12	$25	$143	$47	Securities gains (losses), net
	(3)	(6)	(36)	(12)	Applicable income taxes
	9	19	107	35	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	–	1	–	5	Interest income
	–	–	–	(1)	Applicable income taxes
	–	1	–	4	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(3)	(6)	(7)	8	Interest expense
	1	1	2	(2)	Applicable income taxes
	(2)	(5)	(5)	6	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(32)	(22)	(94)	(66)	Other noninterest expense
	9	6	24	17	Applicable income taxes
	(23)	(16)	(70)	(49)	Net-of-tax

Total impact to net income	$(16)	$(1)	$32	$(4)

56	U.S. Bancorp

Note 9	Earnings Per Share
The components of earnings per share were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2020	2019	2020	2019
Net income attributable to U.S. Bancorp	$1,580	$1,908	$3,440	$5,428
Preferred dividends	(79)	(79)	(229)	(230)
Earnings allocated to participating stock awards	(7)	(8)	(15)	(23)
Net income applicable to U.S. Bancorp common shareholders	$1,494	$1,821	$3,196	$5,175
Average common shares outstanding	1,506	1,575	1,510	1,589
Net effect of the exercise and assumed purchase of stock awards	1	3	1	3
Average diluted common shares outstanding	1,507	1,578	1,511	1,592
Earnings per common share	$.99	$1.16	$2.12	$3.26
Diluted earnings per common share	$.99	$1.15	$2.11	$3.25
Options outstanding at September 30, 2020, to purchase 4 million and 2 million common shares for the three months and nine months ended September 30, 2020, respectively, and outstanding at September 30, 2019, to purchase 1 million common shares for the three months and nine months ended September 30, 2019, were not included in the computation of diluted earnings per share because they were antidilutive.

Note 10	Employee Benefits
The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$58	$48	$–	$–	$176	$144	$–	$–
Interest cost	59	63	–	1	176	187	1	2
Expected return on plan assets	(101)	(96)	–	(1)	(302)	(287)	(2)	(2)
Prior service cost (credit) amortization	–	–	–	(1)	–	–	(2)	(3)
Actuarial loss (gain) amortization	34	24	(2)	(1)	101	73	(5)	(4)
Net periodic benefit cost (a)	$50	$39	$(2)	$(2)	$151	$117	$(8)	$(7)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

Note 11	Income Taxes
The components of income tax expense were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2020	2019	2020	2019
Federal
Current	$(53)	$414	$966	$1,002
Deferred	306	(59)	(459)	26
Federal income tax	253	355	507	1,028
State
Current	92	140	298	280
Deferred	2	(28)	(134)	(14)

State income tax	94	112	164	266
Total income tax provision	$347	$467	$671	$1,294

U.S. Bancorp	57

A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2020	2019	2020	2019
Tax at statutory rate	$406	$501	$867	$1,417
State income tax, at statutory rates, net of federal tax benefit	75	99	170	277
Tax effect of
Tax credits and benefits, net of related expenses	(82)	(97)	(280)	(307)
Exam resolutions	(47)	–	(47)	(49)
Tax-exempt income	(29)	(29)	(87)	(92)
Other items	24	(7)	48	48
Applicable income taxes	$347	$467	$671	$1,294
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2020, federal tax examinations for all years ending through December 31, 2014 are completed and resolved. The Company’s tax returns for the years ended December 31, 2015, 2016, 2017 and 2018 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $657 million at September 30, 2020 and $382 million at December 31, 2019.

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
Cash Flow Hedges
These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At September 30, 2020, the Company had $217 million
(net-of-tax)
of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $51 million
(net-of-tax)
of realized and unrealized losses at December 31, 2019. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2020 and the next 12 months are losses of $10 million
(net-of-tax)
and $40 million
(net-of-tax),
respectively. All cash flow hedges were highly effective for the three and nine months ended September 30, 2020.
Net Investment Hedges
 The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative
debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative
debt instruments designated as net investment hedges was $1.4 billion and $1.3 billion at September 30, 2020 and December 31, 2019, respectively.
Other Derivative Positions
 The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced
securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest

58	U.S. Bancorp

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
The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2020
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$8,400	$–	2.02	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	3,250	11	4.84
Net investment hedges
Foreign exchange forward contracts	483	5	.06	308	1	.06
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	13,858	88	.06	5,141	11	.41
Sell	9,105	20	.04	28,066	102	.16
Options
Purchased	2,570	44	4.91	1,340	–	4.25
Written	5,817	227	.11	7,800	227	2.82
Receive fixed/pay floating swaps	4,985	–	5.36	6,367	–	11.18
Pay fixed/receive floating swaps	604	–	10.55	6,207	–	4.31
Foreign exchange forward contracts	275	2	.04	294	2	.05
Equity contracts	127	–	.67	20	–	.64
Other (a)	588	4	.02	2,376	199	2.07
Total	$46,812	$390		$61,169	$553
December 31, 2019
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$18,300	$–	3.89	$4,900	$–	3.49
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	1,532	–	6.06	7,150	10	2.11
Net investment hedges
Foreign exchange forward contracts	–	–	–	287	3	.04
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	5,409	17	.08	5,477	11	.07
Sell	16,333	13	.81	8,113	25	.03
Options
Purchased	10,180	79	2.97	–	–	–
Written	1,270	30	.08	4,238	81	2.07
Receive fixed/pay floating swaps	4,408	–	5.99	5,316	–	13.04
Pay fixed/receive floating swaps	1,259	–	5.67	4,497	–	6.03
Foreign exchange forward contracts	113	1	.05	467	6	.04
Equity contracts	128	2	.45	20	–	1.06
Other (a)	34	–	.01	1,823	165	2.45
Total	$58,966	$142		$42,288	$301

(a)
Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted-average remaining maturity of $1.8 billion, $195 million and 2.75 years at September 30, 2020, respectively, compared to $1.8 billion, $165 million and 2.50 years at December 31, 2019, respectively. In addition, includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $588

m
illion at September 30, 2020, and $34 million at December 31, 2019.

U.S. Bancorp	59

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2020
Interest rate contracts
Receive fixed/pay floating swaps	$149,619	$4,432	5.02	$4,983	$38	10.63
Pay fixed/receive floating swaps	5,479	3	10.31	142,997	1,409	4.83
Other (a)	9,049	2	3.53	7,490	3	3.59
Options
Purchased	65,401	110	1.36	3,119	64	2.10
Written	3,310	65	2.19	60,533	76	1.23
Futures
Buy	1,463	–	.71	–	–	–
Sell	–	–	–	5,682	–	.77
Foreign exchange rate contracts
Forwards, spots and swaps	35,624	1,029	1.15	36,540	998	1.36
Options
Purchased	744	22	.74	–	–	–
Written	–	–	–	744	22	.74
Credit contracts	2,836	2	2.88	7,478	9	3.84
Total	$273,525	$5,665		$269,566	$2,619
December 31, 2019
Interest rate contracts
Receive fixed/pay floating swaps	$108,560	$1,865	4.83	$31,544	$88	3.83
Pay fixed/receive floating swaps	28,150	30	3.83	101,078	753	4.55
Other (a)	6,895	1	3.45	6,218	2	2.98
Options
Purchased	46,406	43	2.06	12,804	47	1.25
Written	6,901	49	1.93	49,741	41	1.82
Futures
Buy	894	–	.21	–	–	–
Sell	3,874	1	1.18	1,995	–	1.04
Foreign exchange rate contracts
Forwards, spots and swaps	36,350	748	.97	36,671	729	1.07
Options
Purchased	1,354	17	.54	–	–	–
Written	–	–	–	1,354	17	.54
Credit contracts	2,879	1	3.28	7,488	5	4.33
Total	$242,263	$2,755		$248,893	$1,682

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.
The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings
(net-of-tax):

	Three Months Ended September 30				Nine Months Ended September 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2020	2019	2020	2019	2020	2019	2020	2019
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$21	$(44)	$(2)	$(5)	$(171)	$(200)	$(5)	$6
Net investment hedges
Foreign exchange forward contracts	(4)	10	–	–	6	8	–	–
Non-derivative debt instruments	(45)	37	–	–	(41)	42	–	–

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.

60	U.S. Bancorp

The table below shows the effect of fair value and cash flow hedge accounting included in interest expense on the Consolidated Statement of Income:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2020	2019	2020	2019
Total amount of interest expense presented in the Consolidated Statement of Income	$346	$1,156	$1,711	$3,394

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	28	(183)	(166)	(234)
Hedged items	(27)	181	167	232
Cash Flow hedges
Interest rate contract derivatives	3	6	7	(8)

Note:
The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $18 million and $24 million into earnings during the three and nine months ended September 30, 2020, respectively, as a result of the discontinuance of cash flow hedges. The Company did not reclassify gains or losses into earnings as a result of the discontinuance of cash flow hedges during the three and nine months ended September 30, 2019.

The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Line Item in the Consolidated Balance Sheet
Long-term Debt	$8,599	$23,195	$990	$35

(a)	The cumulative hedging adjustment related to discontinued hedging relationships was $780 million and $(7) million at September 30, 2020 and December 31, 2019, respectively.
The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)		2020	2019	2020	2019
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue/ other noninterest income	$46	$20	$53	$(20)
Purchased and written options	Mortgage banking revenue	428	154	1,173	347
Swaps	Mortgage banking revenue	(51)	215	724	513
Foreign exchange forward contracts	Other noninterest income	(2)	(3)	9	(18)
Equity contracts	Compensation expense	3	–	–	(2)
Other	Other noninterest income	(69)	–	(70)	–
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	59	26	103	61
Purchased and written options	Commercial products revenue	(14)	2	3	11
Futures	Commercial products revenue	–	(3)	(18)	(7)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	20	20	54	59
Purchased and written options	Commercial products revenue	1	1	1	1
Credit contracts	Commercial products revenue	(10)	(4)	(15)	(12)
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

U.S. Bancorp	61

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at September 30, 2020, was $1.5 billion. At September 30, 2020, the Company had $1.3 billion of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral
over-the-counter
trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $651.1 billion total notional amount of derivative positions at September 30, 2020, $330.9 billion related to bilateral over-the-counter
trades, $305.7 billion related to those centrally cleared through clearinghouses and $14.5 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.
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

62	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total

September 30, 2020
Repurchase agreements
U.S. Treasury and agencies	$242	$–	$–	$–	$242
Residential agency mortgage-backed securities	600	–	–	–	600
Corporate debt securities	668	–	–	–	668
Total repurchase agreements	1,510	–	–	–	1,510
Securities loaned
Corporate debt securities	288	–	–	–	288
Total securities loaned	288	–	–	–	288
Gross amount of recognized liabilities	$1,798	$–	$–	$–	$1,798
December 31, 2019
Repurchase agreements
U.S. Treasury and agencies	$289	$–	$–	$–	$289
Residential agency mortgage-backed securities	266	–	–	–	266
Corporate debt securities	610	–	–	–	610
Total repurchase agreements	1,165	–	–	–	1,165
Securities loaned
Corporate debt securities	50	–	–	–	50
Total securities loaned	50	–	–	–	50
Gross amount of recognized liabilities	$1,215	$–	$–	$–	$1,215
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
The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

(Dollars in Millions)	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Received (c)
September 30, 2020
Derivative assets (d)	$5,756	$(1,885)	$3,871	$(87)	$(331)	$3,453
Reverse repurchase agreements	289	–	289	(227)	(62)	–
Securities borrowed	1,701	–	1,701	–	(1,649)	52
Total	$7,746	$(1,885)	$5,861	$(314)	$(2,042)	$3,505
December 31, 2019
Derivative assets (d)	$2,857	$(982)	$1,875	$(80)	$(116)	$1,679
Reverse repurchase agreements	1,021	–	1,021	(152)	(869)	–
Securities borrowed	1,624	–	1,624	–	(1,569)	55
Total	$5,502	$(982)	$4,520	$(232)	$(2,554)	$1,734

(a)	Includes $1.1 billion and $429 million of cash collateral related payables that were netted against derivative assets at September 30, 2020 and December 31, 2019, respectively.
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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $299 million and $40 million at September 30, 2020 and December 31, 2019, respectively, of derivative assets not subject to netting arrangements.

U.S. Bancorp	63

(Dollars in Millions)	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Pledged (c)
September 30, 2020
Derivative liabilities (d)	$2,973	$(2,067)	$906	$(87)	$–	$819
Repurchase agreements	1,510	–	1,510	(227)	(1,281)	2
Securities loaned	288	–	288	–	(284)	4
Total	$4,771	$(2,067)	$2,704	$(314)	$(1,565)	$825
December 31, 2019
Derivative liabilities (d)	$1,816	$(1,067)	$749	$(80)	$–	$669
Repurchase agreements	1,165	–	1,165	(152)	(1,012)	1
Securities loaned	50	–	50	–	(49)	1
Total	$3,031	$(1,067)	$1,964	$(232)	$(1,061)	$671

(a)	Includes $1.3 billion and $514 million of cash collateral related receivables that were netted against derivative liabilities at September 30, 2020 and December 31, 2019, respectively.
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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $199 million and $167 million at September 30, 2020 and December 31, 2019, respectively, of derivative liabilities not subject to netting arrangements.

Note 14	Fair Values of Assets and Liabilities
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

assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the nine months ended September 30, 2020 and 2019, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale
 MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a net gain of $97 million and $10 million for the three months ended September 30, 2020 and 2019, respectively, and a net gain of $271 million and $53 million for the nine months ended September 30, 2020 and 2019, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
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
The following table shows the significant valuation assumption ranges for MSRs at September 30, 2020:

	Minimum	Maximum	Weighted Average (a)
Expected prepayment	13%	24%	19%
Option adjusted spread	6	11	7

(a)	Determined based on the relative fair value of the related mortgage loans serviced.
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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at September 30, 2020:

	Minimum	Maximum	Weighted Average (a)
Expected loan close rate	5%	100%	75%
Inherent MSR value (basis points per loan)	19	195	117

(a)	Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At September 30, 2020, the

66	U.S. Bancorp

minimum, maximum and weighted average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 101 percent and 2 percent, respectively.
The significant unobservable inputs used in the fair value measurement of the Visa swaps are management’s estimate of the probability of certain litigation scenarios occurring, and the timing of the resolution of the related litigation loss estimates in excess, or shortfall, of the Company’s proportional share of escrow funds. An increase in the loss estimate or a delay in the resolution of the related litigation would have resulted in an increase in the derivative liability. A decrease in the loss estimate or an acceleration of the resolution of the related litigation would have resulted in a decrease in the derivative liability.
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2020
Available-for-sale securities
U.S. Treasury and agencies	$19,357	$3,207	$–	$–	$22,564
Mortgage-backed securities
Residential agency	–	98,462	–	–	98,462
Commercial agency	–	4,429	–	–	4,429
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	–	1	–	1
Other	–	201	6	–	207
Obligations of state and political subdivisions	–	8,355	1	–	8,356
Obligations of foreign governments	–	9	–	–	9
Corporate debt securities	–	4	–	–	4
Total available-for-sale	19,357	114,667	8	–	134,032
Mortgage loans held for sale	–	7,314	–	–	7,314
Mortgage servicing rights	–	–	1,978	–	1,978
Derivative assets	–	2,983	3,072	(1,885)	4,170
Other assets	184	1,722	–	–	1,906
Total	$19,541	$126,686	$5,058	$(1,885)	$149,400
Derivative liabilities	$–	$2,724	$448	$(2,067)	$1,105
Short-term borrowings and other liabilities (a)	158	1,594	–	–	1,752
Total	$158	$4,318	$448	$(2,067)	$2,857
December 31, 2019
Available-for-sale securities
U.S. Treasury and agencies	$18,986	$853	$–	$–	$19,839
Mortgage-backed securities
Residential agency	–	94,111	–	–	94,111
Commercial agency	–	1,453	–	–	1,453
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	–	–	1	–	1
Other	–	375	7	–	382
Obligations of state and political subdivisions	–	6,813	1	–	6,814
Obligations of foreign governments	–	9	–	–	9
Corporate debt securities	–	4	–	–	4
Total available-for-sale	18,986	103,618	9	–	122,613
Mortgage loans held for sale	–	5,533	–	–	5,533
Mortgage servicing rights	–	–	2,546	–	2,546
Derivative assets	9	1,707	1,181	(982)	1,915
Other assets	312	1,563	–	–	1,875
Total	$19,307	$112,421	$3,736	$(982)	$134,482
Derivative liabilities	$–	$1,612	$371	$(1,067)	$916
Short-term borrowings and other liabilities (a)	50	1,578	–	–	1,628
Total	$50	$3,190	$371	$(1,067)	$2,544

Note:
Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $82 million and $91 million at September 30, 2020 and December 31, 2019 respectively. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first nine months of 2020 and 2019, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp	67

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2020
Available-for-sale securities
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	$1	$–		$–	$–	$–	$–		$–	$1	$–
Other	6	–		–	–	–	–		–	6	–
Obligations of state and political subdivisions	1	–		–	–	–	–		–	1	–
Total available-for-sale	8	–		–	–	–	–		–	8	–
Mortgage servicing rights	1,840	(192	) (a)	8	1	–	321	(c)	–	1,978	(192	) (a)
Net derivative assets and liabilities	2,841	211	(b)	152	(1)	–	–		(579)	2,624	228	(d)

2019
Mortgage servicing rights	$2,458	$(340	) (a)	$6	$4	$–	$168	(c)	$–	$2,296	$(340	) (a)
Net derivative assets and liabilities	1,045	313	(e)	1	(1)	–	–		(72)	1,286	322	(f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $508 million, $(228) million and $(69) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $291 million , $6 million and $(69) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $144 million included in mortgage banking revenue and $169 million included in commercial products revenue.
(f)	Approximately $273 million included in mortgage banking revenue and $49 million included in commercial products revenue.
The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2020
Available-for-sale securities
Asset-backed securities
Collateralized debt obligations/Collateralized loan obligations	$1	$–		$–	$–	$–	$–		$–	$1	$–
Other	7	–		–	–	(1)	–		–	6	–
Obligations of state and political subdivisions	1	–		–	–	–	–		–	1	–
Total available-for-sale	9	–		–	–	(1)	–		–	8	–
Mortgage servicing rights	2,546	(1,299	) (a)	16	3	–	712	(c)	–	1,978	$(1,299	) (a)
Net derivative assets and liabilities	810	2,685	(b)	247	(2)	–	–		(1,116)	2,624	1,888	(d)

2019
Mortgage servicing rights	$2,791	$(885	) (a)	$13	$4	$–	$373	(c)	$–	$2,296	$(885	) (a)
Net derivative assets and liabilities	80	1,244	(e)	55	(9)	–	–		(84)	1,286	1,256	(f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $1.5 billion, $1.3 billion and $(70) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $291 million , $1.7 billion and $(70) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $363 million included in mortgage banking revenue and $881 million included in commercial products revenue.
(f)	Approximately $49 million included in mortgage banking revenue and $1.2 billion included in commercial products revenue.
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

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	September 30, 2020				December 31, 2019
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$602	$602	$–	$–	$136	$136

Other assets (b)	–	–	53	53	–	–	46	46

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2020	2019	2020	2019
Loans (a)	$184	$20	$244	$93

Other assets (b)	13	6	19	12

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.
Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	September 30, 2020			December 31, 2019
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$7,314	$6,983	$331	$5,533	$5,366	$167
Nonaccrual loans	1	1	–	1	1	–
Loans 90 days or more past due	–	–	–	1	1	–
Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of September 30, 2020 and December 31, 2019. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2020					December 31, 2019
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$44,047	$44,047	$–	$–	$44,047	$22,405	$22,405	$–	$–	$22,405
Federal funds sold and securities purchased under resale agreements	290	–	290	–	290	1,036	–	1,036	–	1,036
Loans held for sale (a)	304	–	–	304	304	45	–	–	43	43
Loans	299,578	–	–	310,721	310,721	292,082	–	–	297,241	297,241
Other (b)	1,818	–	809	1,009	1,818	1,923	–	929	994	1,923

Financial Liabilities
Time deposits	32,587	–	32,675	–	32,675	42,894	–	42,831	–	42,831
Short-term borrowings (c)	11,971	–	11,903	–	11,903	22,095	–	21,961	–	21,961
Long-term debt	42,443	–	43,657	–	43,657	40,167	–	41,077	–	41,077
Other (d)	3,541	–	1,245	2,296	3,541	3,678	–	1,342	2,336	3,678

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Includes investments in Federal Reserve Bank and Federal Home Loan Bank stock and tax-advantaged investments.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.
(d)	Includes operating lease liabilities and liabilities related to tax-advantaged investments.

U.S. Bancorp	69

The fair value of unfunded commitments, deferred
non-yield
related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield
related loan fees and standby letters of credit was $681 million and $528 million at September 30, 2020 and December 31, 2019, respectively. The carrying value of other guarantees was $352 million and $200 million at September 30, 2020 and December 31, 2019, respectively.

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
In October 2012, Visa signed a settlement agreement to resolve class action claims associated with the multi-district interchange litigation pending in the United States District Court for the Eastern District of New York (the “Multi-District Litigation”). The U.S. Court of Appeals for the Second Circuit reversed the approval of that settlement and remanded the matter to the district court. Thereafter, the case was split into two putative class actions, one seeking damages (the “Damages Action”) and a separate class action seeking injunctive relief only (the “Injunctive Action”). In September 2018, Visa signed a new settlement agreement, superseding the original settlement agreement, to resolve the Damages Action. The Damages Action settlement was approved by the United States District Court for the Eastern District of New York, but is now on appeal. The Injunctive Action, which generally seeks changes to Visa rules, is still pending.
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2020:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$69	$9,838
Third party borrowing arrangements	–	–	2
Securities lending indemnifications	5,790	–	5,659
Asset sales	–	75	5,148	(a)
Merchant processing	668	203	88,546
Tender option bond program guarantee	2,796	–	2,445
Other	–	74	1,450
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

The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries and a network of other financial institutions. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2020, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $12.0 billion. The Company held collateral of $517 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At September 30, 2020, the liability was $176 million primarily related to these airline processing arrangements.
Asset Sales
The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At September 30, 2020, the Company had reserved $19 million for potential losses from representation and warranty obligations, compared with $9 million at December 31, 2019. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of September 30, 2020 and December 31, 2019, the Company had $8 million and $10 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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

U.S. Bancorp	71

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

72	U.S. Bancorp

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

U.S. Bancorp	73

Business segment results for the three months ended September 30 were as follows:

	Corporate and Commercial Banking				Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2020		2019		2020	2019	2020		2019
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$808		$767		$1,603	$1,602	$240		$295
Noninterest income	260		212		891	666	469		454
Total net revenue	1,068		979		2,494	2,268	709		749
Noninterest expense	416		397		1,406	1,321	470		439
Other intangibles	–		1		4	5	3		3
Total noninterest expense	416		398		1,410	1,326	473		442
Income before provision and income taxes	652		581		1,084	942	236		307
Provision for credit losses	90		39		73	69	12		1
Income before income taxes	562		542		1,011	873	224		306
Income taxes and taxable-equivalent adjustment	141		136		253	218	56		77
Net income (loss)	421		406		758	655	168		229
Net (income) loss attributable to noncontrolling interests	–		–		–	–	–		–
Net income (loss) attributable to U.S. Bancorp	$421		$406		$758	$655	$168		$229
Average Balance Sheet
Loans	$108,158		$98,760		$156,779	$145,940	$11,458		$10,264
Other earning assets	4,110		4,016		8,206	4,711	288		265
Goodwill	1,647		1,647		3,475	3,475	1,618		1,617
Other intangible assets	6		8		1,942	2,444	37		47
Assets	121,014		109,480		175,760	160,863	14,562		13,548

Noninterest-bearing deposits	43,302		29,058		39,941	28,590	16,797		13,613
Interest-bearing deposits	82,448		72,087		149,882	129,587	62,164		65,997
Total deposits	125,750		101,145		189,823	158,177	78,961		79,610

Total U.S. Bancorp shareholders’ equity	16,541		15,580		15,111	15,229	2,482		2,456

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2020		2019		2020	2019	2020		2019
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$634		$629		$(33)	$13	$3,252		$3,306
Noninterest income	867	(a)	957	(a)	225	325	2,712	(b)	2,614	(b)
Total net revenue	1,501		1,586		192	338	5,964	(c)	5,920	(c)
Noninterest expense	800		762		235	183	3,327		3,102
Other intangibles	37		33		–	–	44		42
Total noninterest expense	837		795		235	183	3,371		3,144
Income before provision and income taxes	664		791		(43)	155	2,593		2,776
Provision for credit losses	246		260		214	(2)	635		367
Income before income taxes	418		531		(257)	157	1,958		2,409
Income taxes and taxable-equivalent adjustment	105		133		(183)	(72)	372		492
Net income (loss)	313		398		(74)	229	1,586		1,917
Net (income) loss attributable to noncontrolling interests	–		–		(6)	(9)	(6)		(9)
Net income (loss) attributable to U.S. Bancorp	$313		$398		$(80)	$220	$1,580		$1,908
Average Balance Sheet
Loans	$31,168		$34,044		$3,455	$3,428	$311,018		$292,436
Other earning assets	5		6		162,477	134,239	175,086		143,237
Goodwill	3,123		2,825		–	–	9,863		9,564
Other intangible assets	602		548		–	–	2,587		3,047
Assets	36,191		39,879		189,375	157,684	536,902		481,454

Noninterest-bearing deposits	6,886		1,266		2,449	2,067	109,375		74,594
Interest-bearing deposits	124		117		1,530	7,551	296,148		275,339
Total deposits	7,010		1,383		3,979	9,618	405,523		349,933

Total U.S. Bancorp shareholders’ equity	6,219		6,102		12,063	13,925	52,416		53,292

(a)	Presented net of related rewards and rebate costs and certain partner payments of $525 million and $572 million for the three months ended September 30, 2020 and 2019, respectively.
(b)	Includes revenue generated from certain contracts with customers of $1.8 billion and $1.9 billion for the three months ended September 30, 2020 and 2019, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $246 million and $257 million of revenue for the three months ended September 30, 2020 and 2019, respectively, primarily consisting of interest income on sales-type and direct financing leases.

74	U.S. Bancorp

Business segment results for the nine months ended September 30 were as follows:

	Corporate and Commercial Banking				Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2020		2019		2020	2019	2020		2019
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$2,498		$2,318		$4,629	$4,780	$779		$894
Noninterest income	870		663		2,569	1,768	1,399		1,330
Total net revenue	3,368		2,981		7,198	6,548	2,178		2,224
Noninterest expense	1,278		1,225		4,145	3,904	1,380		1,308
Other intangibles	–		3		12	15	9		9
Total noninterest expense	1,278		1,228		4,157	3,919	1,389		1,317
Income before provision and income taxes	2,090		1,753		3,041	2,629	789		907
Provision for credit losses	536		46		306	218	33		–
Income before income taxes	1,554		1,707		2,735	2,411	756		907
Income taxes and taxable-equivalent adjustment	389		428		685	602	189		227
Net income (loss)	1,165		1,279		2,050	1,809	567		680
Net (income) loss attributable to noncontrolling interests	–		–		–	–	–		–
Net income (loss) attributable to U.S. Bancorp	$1,165		$1,279		$2,050	$1,809	$567		$680
Average Balance Sheet
Loans	$111,478		$98,785		$151,256	$143,862	$11,087		$9,996
Other earning assets	4,170		3,692		6,589	3,486	285		284
Goodwill	1,647		1,647		3,508	3,475	1,617		1,617
Other intangible assets	6		9		2,095	2,679	40		50
Assets	123,929		108,539		168,419	157,708	14,273		13,306

Noninterest-bearing deposits	37,129		29,435		34,167	27,402	15,454		13,513
Interest-bearing deposits	86,138		71,331		142,649	128,592	65,447		60,607
Total deposits	123,267		100,766		176,816	155,994	80,901		74,120

Total U.S. Bancorp shareholders’ equity	16,548		15,453		15,038	15,117	2,475		2,443

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2020		2019		2020	2019	2020		2019
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,888		$1,835		$(71)	$97	$9,723		$9,924
Noninterest income	2,319	(a)	2,761	(a)	694	873	7,851	(b)	7,395	(b)
Total net revenue	4,207		4,596		623	970	17,574	(c)	17,319	(c)
Noninterest expense	2,303		2,231		770	592	9,876		9,260
Other intangibles	108		97		–	–	129		124
Total noninterest expense	2,411		2,328		770	592	10,005		9,384
Income before provision and income taxes	1,796		2,268		(147)	378	7,569		7,935
Provision for credit losses	477		841		2,013	4	3,365		1,109
Income before income taxes	1,319		1,427		(2,160)	374	4,204		6,826
Income taxes and taxable-equivalent adjustment	331		357		(850)	(241)	744		1,373
Net income (loss)	988		1,070		(1,310)	615	3,460		5,453
Net (income) loss attributable to noncontrolling interests	–		–		(20)	(25)	(20)		(25)
Net income (loss) attributable to U.S. Bancorp	$988		$1,070		$(1,330)	$590	$3,440		$5,428
Average Balance Sheet
Loans	$31,725		$33,251		$3,389	$3,384	$308,935		$289,278
Other earning assets	5		6		156,034	130,680	167,083		138,148
Goodwill	3,027		2,815		–	–	9,799		9,554
Other intangible assets	584		532		–	–	2,725		3,270
Assets	36,497		39,108		182,262	153,555	525,380		472,216

Noninterest-bearing deposits	3,852		1,221		2,333	2,140	92,935		73,711
Interest-bearing deposits	119		114		3,310	9,208	297,663		269,852
Total deposits	3,971		1,335		5,643	11,348	390,598		343,563

Total U.S. Bancorp shareholders’ equity	6,056		6,037		11,819	13,396	51,936		52,446

(a)	Presented net of related rewards and rebate costs and certain partner payments of $1.5 billion and $1.7 billion for the nine months ended September 30, 2020 and 2019, respectively.
(b)	Includes revenue generated from certain contracts with customers of $5.1 billion and $5.5 billion for the nine months ended September 30, 2020 and 2019, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $714 million and $742 million of revenue for the nine months ended September 30, 2020 and 2019, respectively, primarily consisting of interest income on sales-type and direct financing leases.

U.S. Bancorp	75

Note 17	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to September 30, 2020 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

76	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30
		2020			2019
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$128,565	$602	1.87%	$117,213	$748	2.55%	9.7%
Loans held for sale	7,983	61	3.06	4,476	48	4.24	78.4
Loans (b)
Commercial	115,489	718	2.48	103,660	1,063	4.07	11.4
Commercial real estate	40,929	341	3.31	38,990	473	4.81	5.0
Residential mortgages	75,786	687	3.62	68,608	665	3.87	10.5
Credit card	22,052	583	10.51	23,681	686	11.50	(6.9)
Other retail	56,762	572	4.01	57,497	682	4.70	(1.3)
Total loans	311,018	2,901	3.72	292,436	3,569	4.85	6.4
Other earning assets	38,538	34	.35	21,548	100	1.85	78.8
Total earning assets	486,104	3,598	2.95	435,673	4,465	4.08	11.6
Allowance for loan losses	(7,824)			(4,021)			(94.6)
Unrealized gain (loss) on investment securities	3,655			426			*
Other assets	54,967			49,376			11.3
Total assets	$536,902			$481,454			11.5
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$109,375			$74,594			46.6%
Interest-bearing deposits
Interest checking	84,494	7	.04	72,007	56	.31	17.3
Money market savings	124,115	68	.22	114,475	447	1.55	8.4
Savings accounts	53,499	5	.04	46,348	30	.25	15.4
Time deposits	34,040	50	.58	42,509	211	1.97	(19.9)
Total interest-bearing deposits	296,148	130	.17	275,339	744	1.07	7.6
Short-term borrowings	18,049	19	.43	18,597	100	2.13	(2.9)
Long-term debt	43,542	197	1.80	42,691	315	2.93	2.0
Total interest-bearing liabilities	357,739	346	.39	336,627	1,159	1.37	6.3
Other liabilities	16,742			16,312			2.6
Shareholders’ equity
Preferred equity	5,984			5,984			–
Common equity	46,432			47,308			(1.9)
Total U.S. Bancorp shareholders’ equity	52,416			53,292			(1.6)
Noncontrolling interests	630			629			.2
Total equity	53,046			53,921			(1.6)
Total liabilities and equity	$536,902			$481,454			11.5
Net interest income		$3,252			$3,306
Gross interest margin			2.56%			2.71%
Gross interest margin without taxable-equivalent increments			2.54%			2.69%
Percent of Earning Assets
Interest income			2.95%			4.08%
Interest expense			.28			1.06
Net interest margin			2.67%			3.02%
Net interest margin without taxable-equivalent increments			2.65%			3.00%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	77

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30
	2020			2019
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$123,444	$1,953	2.11%	$115,628	$2,227	2.57%	6.8%
Loans held for sale	6,352	157	3.31	3,265	107	4.36	94.5
Loans (b)
Commercial	116,501	2,492	2.86	102,957	3,238	4.20	13.2
Commercial real estate	40,699	1,129	3.71	39,274	1,474	5.02	3.6
Residential mortgages	72,612	1,985	3.65	67,019	1,980	3.94	8.3
Credit card	22,465	1,794	10.66	23,040	2,003	11.63	(2.5)
Other retail	56,658	1,783	4.20	56,988	2,025	4.75	(.6)
Total loans	308,935	9,183	3.97	289,278	10,720	4.95	6.8
Other earning assets	37,287	144	.52	19,255	272	1.89	93.6
Total earning assets	476,018	11,437	3.21	427,426	13,326	4.16	11.4
Allowance for loan losses	(6,656)			(4,005)			(66.2)
Unrealized gain (loss) on investment securities	2,863			(297)			*
Other assets	53,155			49,092			8.3
Total assets	$525,380			$472,216			11.3
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$92,935			$73,711			26.1%
Interest-bearing deposits
Interest checking	81,890	58	.10	71,539	171	.32	14.5
Money market savings	125,247	474	.51	107,568	1,257	1.56	16.4
Savings accounts	50,937	42	.11	45,855	80	.23	11.1
Time deposits	39,589	275	.93	44,890	693	2.06	(11.8)
Total interest-bearing deposits	297,663	849	.38	269,852	2,201	1.09	10.3
Short-term borrowings	21,335	127	.80	18,046	289	2.14	18.2
Long-term debt	44,587	738	2.21	41,664	912	2.93	7.0
Total interest-bearing liabilities	363,585	1,714	.63	329,562	3,402	1.38	10.3
Other liabilities	16,294			15,869			2.7
Shareholders’ equity
Preferred equity	5,984			5,984			–
Common equity	45,952			46,462			(1.1)
Total U.S. Bancorp shareholders’ equity	51,936			52,446			(1.0)
Noncontrolling interests	630			628			.3
Total equity	52,566			53,074			(1.0)
Total liabilities and equity	$525,380			$472,216			11.3
Net interest income		$9,723			$9,924
Gross interest margin			2.58%			2.78%
Gross interest margin without taxable-equivalent increments			2.56%			2.76%
Percent of Earning Assets
Interest income			3.21%			4.16%
Interest expense			.48			1.06
Net interest margin			2.73%			3.10%
Net interest margin without taxable-equivalent increments			2.71%			3.08%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

78	U.S. Bancorp

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
There are no material changes from the risk factors set forth under Item 1A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, and Part II, Item 1A, “Risk Factors,” in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2020 (the “June
10-Q”),
except that the following risk factor replaces the risk factor in the June
10-Q:
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
Many of the Company’s counterparties and third-party service providers have been, and may further be, affected by
“stay-at-home”
orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with the Company or provide essential services. As a result, the Company’s operational and other risks are generally expected to increase until the pandemic subsides. In addition, the Company’s business operations may be disrupted if significant portions of its workforce are unable to work effectively, including because of illness, caring for dependents, quarantines, government actions, or other restrictions in connection with the pandemic. The Company has temporarily, and in some cases permanently, closed certain of its offices and reduced operating hours and/or lobby services at its branches. The Company may also face heightened cybersecurity, information security or other operational risks resulting from alternative working arrangements of its employees.
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

U.S. Bancorp	79

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
COVID-19,
including
stay-at-home
orders that require businesses other than those defined as essential to close and for consumers to remain at home unless they are engaged in essential activities, consumer and business credit card spending significantly declined. Although stay-at-home
orders have gradually been lifted and business activity has increased, if business closures reoccur, consumers are reluctant to return to open businesses or unemployment continues to stay at elevated levels, the Company expects to experience further adverse effects on its payment services businesses. This negative effect could continue after the pandemic subsides if a substantial number of businesses were to close permanently as a result of
COVID-19’s
economic effects or if consumer and business spending were to remain depressed.
The effects of the
COVID-19
pandemic on economic and market conditions may negatively affect the Company’s capital and leverage ratios. During 2020 the Federal Reserve implemented measures, requiring all large bank holding companies to preserve capital through the suspension of share repurchase programs and capping common stock dividends to existing rates that do not exceed the average of the last four quarters’ earnings. These capital preservation actions apply to the third and fourth quarters of 2020 but may be extended or modified by the Federal Reserve as economic conditions develop. The
COVID-19
pandemic may cause the Company to further extend the suspension of its share repurchase program and limit capital distributions, including reducing or suspending its common stock dividend. Additionally, as a result of the
COVID-19
sensitivity analysis conducted by the Federal Reserve, banks are required to resubmit capital plans in the fourth quarter of 2020 to reflect current stressed capital conditions.
Governmental authorities worldwide have taken unprecedented measures to stabilize the markets and support economic growth. However, these measures may not be sufficient to address the negative economic effects of
COVID-19
or avert severe and prolonged reductions in economic activity.
Many financial institutions, including the Company, have received inquiries from the United States Congress, regulators and other government agencies regarding implementation of provisions and programs under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and also are subject to early-stage litigation concerning their participation in the PPP under that Act. The Company’s involvement in these and other programs created in response to the
COVID-19
pandemic may lead to additional government and regulatory inquiries and litigation in the future, any of which could negatively impact the Company’s business, reputation, financial condition and results of operations.
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
Until the pandemic subsides, the Company expects reduced revenues from its lending businesses, possible additional increases in its allowance and related provision for credit losses and decreased

80	U.S. Bancorp

revenue from its payments businesses. Even after the pandemic subsides, it is possible that the domestic and other major global economies will continue to experience a prolonged recession, which the Company expects would adversely affect its business, financial condition, liquidity, capital and results of operations, potentially materially.
Item
 2. Unregistered Sales of Equity Securities and Use of Proceeds
 — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 of this Report for information regarding shares repurchased by the Company during the third quarter of 2020.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation, as amended.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of U.S. Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

U.S. Bancorp	81

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ LISA R. STARK

Dated: November 5, 2020		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

82	U.S. Bancorp

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
Dated: November 5, 2020

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
Dated: November 5, 2020

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

(1)
The Quarterly Report on Form
10-Q
for the quarter ended September 30, 2020 (the “Form
10-Q”)
of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ANDREW CECERE	/s/ TERRANCE R. DOLAN
Andrew Cecere Chief Executive Officer Dated: November 5, 2020	Terrance R. Dolan Chief Financial Officer

U.S. Bancorp	85

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