Form 10-K
period 2020-12-31
US BANCORP \DE\
filed 2021-02-23
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(651)
466-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, $.01 par value per share	USB	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrA	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrH	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrM	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series K Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrP	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series L Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrQ	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series M Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrR	New York Stock Exchange
0.850% Medium-Term Notes, Series X (Senior), due June 7, 2024	USB/24B	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes ☐    No ☑
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant was $55.5 billion based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2021
Common Stock, $.01 par value per share	1,502,136,131

DOCUMENTS INCORPORATED BY REFERENCE

Document		Parts Into Which Incorporated
1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2020 (the “2020 Annual Report”)	Parts I and II
2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2021 (the “Proxy Statement”)	Part III

PART I

Item 1.	Business
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
For discussion of these and other risks that may cause actual results to differ from expectations, refer to the sections entitled “Corporate Risk Profile” on pages 36 to 58 and “Risk Factors” on pages 146 to 158 of the 2020 Annual Report. In addition, factors other than these risks also could adversely affect U.S. Bancorp’s results, and the reader should not consider these risks to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.
General Business Description
U.S. Bancorp is a multi-state financial services holding company headquartered in Minneapolis, Minnesota that is registered as a bank holding company under the Bank Holding Company Act of 1956 (the “BHC Act”), and has elected to be treated as a financial holding company under the BHC Act. U.S. Bancorp provides a full range of financial services, including lending and depository services, cash management, capital markets, and trust and investment management services. It also engages in credit card services, merchant and ATM processing, mortgage banking, insurance, brokerage and leasing.
U.S. Bancorp’s banking subsidiary, U.S. Bank National Association, is engaged in the general banking business, principally in domestic markets. U.S. Bank National Association, with $443 billion in deposits at December 31, 2020, provides a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and to large national customers operating in specific industries targeted by the Company, such as healthcare, utilities, oil and gas, and state and municipal government. Lending services include traditional credit products as well as credit card services, lease financing and import/export trade, asset-backed lending, agricultural finance and other products. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as capital markets, treasury management and receivable lock-box
collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.
Other U.S. Bancorp
non-banking
subsidiaries offer investment and insurance products to the Company’s customers principally within its domestic markets, and fund administration services to a broad range of mutual and other funds.
Banking and investment services are provided through a network of 2,434 banking offices as of December 31, 2020, principally operating in the Midwest and West regions of the United States, through on-line
services, over mobile devices and through other distribution channels. The Company operates a network of 4,232 ATMs as of December 31, 2020, and provides
24-hour,
seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s domestic markets. Lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources. The Company is also one of the largest providers of corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, Elavon, Inc. (“Elavon”), provides domestic merchant processing services directly to merchants. Wholly-owned subsidiaries of Elavon provide similar merchant services in Canada and segments of Europe. The Company also provides corporate trust and fund administration services in Europe. These foreign operations are not significant to the Company.
During the past year, the
COVID-19
pandemic has created economic and operational disruptions that have affected the Company’s business. Due to responses to the pandemic by the Company, its customers, its counterparties and governmental authorities, including
“stay-at-home”
orders, the Company temporarily, and in some cases permanently, closed certain of its offices and reduced operating hours and/or lobby services at its branches. Although, as of December 31, 2020, the Company has resumed operations at locations that were temporarily closed, customer behavior has evolved greatly as more customers are migrating quickly to on-line
and digital-based products and services. To meet these evolving customer preferences, the Company has continued and accelerated the development of digital-based products and services, as well as reduced the number of higher-cost physical branches.
Business Segments
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
Corporate and Commercial Banking
Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit
and public sector clients. Corporate and Commercial Banking contributed $1.6 billion, or 31.4 percent of the Company’s net income in 2020, a decrease of $122 million (7.2 percent), compared with 2019.
Consumer and Business Banking
Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, online services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $2.8 billion, or 56.1 percent of the Company’s net income in 2020, an increase of $424 million (18.0 percent), compared with 2019.
Wealth Management and Investment Services
Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody,

U.S. Bancorp Asset Management, and Fund Services. Wealth Management and Investment Services contributed $714 million, or 14.4 percent of the Company’s net income in 2020, a decrease of $177 million (19.9 percent), compared with 2019.
Payment Services
Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $1.3 billion, or 25.6 percent of the Company’s net income in 2020, a decrease of $185 million (12.7 percent), compared with 2019.
Treasury and Corporate Support
Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded a net loss of $1.4 billion in 2020, a decrease of $1.9 billion, compared with 2019.
Additional information regarding the Company’s business segments can be found on pages 60 – 64 of the Company’s 2020 Annual Report under the heading “Line of Business Financial Review,” which is incorporated herein by reference.
Human Capital
The Company’s success depends, in large part, on its ability to attract, develop and retain skilled employees. The Company recognizes that supporting and engaging with its workforce is key to meeting evolving corporate and customer needs. To further those efforts, the Company is dedicated to fostering a diverse, equitable and inclusive work environment; supporting employees’ professional development; and providing pay that is competitive and fair, as well as other benefits and programs that promote wellness and productivity. As of December 31, 2020, the Company employed a total of 68,108 full-time equivalent employees.
Key elements of the Company’s approach to human capital management include the following:

•	Continued expansion of its talent pipeline to increase the representation of women at leadership levels and people of color at all levels;

•
Development of leadership development cohorts and an executive sponsorship program for female and people of color leaders, as well as an inclusive leader program designed to provide insights for senior leaders on how to drive performance through inclusive behavior best practices;

•
Sponsorship of ten Business Resource Groups, including Asian, Black, Hispanic and Native American heritage, women, military and disabled employee groups, with chapters across the Company where employees can come together to discuss topics of interest to them, develop professional skills and build overall employee engagement, helping to create and sustain an inclusive workforce that drives business growth and propels accountability for diversity and inclusion at all levels within the Company;

•	Education and development resources that include skill-building and compliance coursework, leadership programming, career mobility offerings and tuition reimbursement;

•	Pay levels and practices that are benchmarked across industry peers to maintain competitiveness and reviewed for gender- or race-based disparities;

•	Comprehensive health and wellness benefits and competitive retirement, leave, recognition and flexible work programs; and

•	Employee listening programs that track employee engagement.
During the
COVID-19
pandemic, the Company supported its employees in a variety of ways, including among other things, the following:

•	Implemented a premium pay program to provide critical front-line employees with a temporary 20 percent hourly wage increase;

•	Expanded its flexible leave policies to allow its employees time to take care of themselves and their family members;

•	Moved non-office critical employees (approximately 75 percent of the workforce) to work from home or remote locations to increase social distance for colleagues in office critical roles;

•	Added plexiglass barriers where appropriate;

•	Provided personal protective equipment, including face coverings, gloves and face shields; and

•	Temporarily suspended all business travel.
The Company will continue to monitor the
COVID-19
pandemic and take appropriate measures to protect the safety and health of its employees.
Competition
The financial services industry is highly competitive. The Company competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions, investment companies, credit card companies and a variety of other financial services, advisory and technology companies. The financial services industry continues to undergo rapid technological change with frequent introductions of new technology-driven products and services, including innovative ways that customers can make payments or manage their accounts, such as through the use of mobile payments, digital wallets or digital currencies. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies, including by financial technology companies, or “fintechs,” which may offer bank-like products or services that compete directly with the Company’s products and services. Competition is based on a number of factors, including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience, including the ability to address customer needs by using technology to provide products and services that customers want to adopt. The Company’s ability to continue to compete effectively also depends in large part on its ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs. For additional information relating to how the Company attracts and retains employees, see “Human Capital” above.
Information Security
Information security, including cybersecurity, is a high priority for the Company. Recent highly publicized events have highlighted the importance of cybersecurity, including cyberattacks against financial institutions, governmental agencies and other organizations that resulted in the compromise of personal and/or confidential information, the theft or destruction of corporate information, and demands for ransom payments to release corporate information encrypted by so-called
“ransomware.” A successful cyberattack, including an attack at a third-party vendor the Company utilizes, could harm the Company’s reputation and/or impair its ability to provide services to its customers. The Company has expended, and may in the future expend, significant resources to implement technologies and various response and recovery plans and procedures as part of its information security program. For additional information on cybersecurity risks the Company faces, refer to Item 1A, “Risk Factors” below.
Government Policies
The operations of the Company’s various businesses are affected by federal and state laws and legislative changes and by policies of various regulatory authorities of the numerous states in which they operate, the United States and foreign governments. These laws, rules and policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), United States fiscal policy, international currency regulations and monetary policies and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

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
General
As a bank holding company, the Company is subject to regulation under the BHC Act and to inspection, examination and supervision by the Federal Reserve. U.S. Bank National Association and its subsidiaries are subject to regulation, examination and supervision primarily by the Office of the Comptroller of the Currency (the “OCC”) and also by the FDIC, the Federal Reserve, the Consumer Financial Protection Bureau (the “CFPB”), the Securities and Exchange Commission (the “SEC”) and the Commodities Futures Trading Commission (the “CFTC”) in certain areas.
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
As a bank holding company with over $250 billion in total consolidated assets, the Company is subject to the Dodd-Frank Act’s enhanced prudential standards requirements. The Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), however, mandated that the Federal Reserve tailor the enhanced prudential standards applicable to a bank holding company or category of bank holding companies based on several factors, including size, capital structure, complexity, and other risk-related factors. In October 2019, the federal banking regulators adopted two final rules (the “Tailoring Rules”) that revised the criteria for determining the applicability of regulatory capital and liquidity requirements for large United States banking organizations, including the Company and U.S. Bank National Association, and that tailored the application of the Federal Reserve’s enhanced prudential standards to large banking organizations. The rules applicable to the Company and U.S. Bank National Association are described in more detail below.
Supervisory Ratings
Federal banking regulators regularly examine the Company and U.S. Bank National Association to evaluate their financial condition and monitor their compliance with laws and regulatory policies. Following those exams, the Company and U.S. Bank National Association are assigned supervisory ratings. These ratings are considered confidential supervisory information and disclosure to third parties is not allowed without permission of the issuing regulator. Violations of laws and regulations or deemed deficiencies in risk management or compliance practices may be incorporated into these supervisory ratings. A downgrade in these ratings could limit the Company’s ability to pursue acquisitions or conduct other expansionary activities for a period of time, require new or additional regulatory approvals before engaging in certain other business activities or investments, affect U.S. Bank National Association’s deposit insurance assessment rate, and impose additional recordkeeping and corporate governance requirements, as well as generally increase regulatory scrutiny of the Company.
In November 2018, the Federal Reserve adopted the Large Financial Institution Rating System (“LFI Rating System”), which replaced the prior rating system for large financial institutions, including the Company, and aligned the supervisory rating system with the Federal Reserve’s supervisory programs for these firms. As compared to the rating system it replaced, which continues to be used for smaller bank holding companies, the LFI Rating System places a greater emphasis on capital and liquidity, including related planning and risk management practices. Ratings issued under the LFI Rating System will remain confidential.
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
Enhanced Prudential Standards
Under the Dodd-Frank Act, as modified by the EGRRCPA and the Tailoring Rules, large bank holding companies, such as the Company, are subject to certain enhanced prudential standards based on the banking organization’s size, status as a global systemically important bank, cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets and off-balance
sheet exposures. The prudential standards include enhanced risk-based capital and leverage requirements, enhanced liquidity requirements, enhanced risk management and risk committee requirements, a requirement to submit a resolution plan, single-counterparty credit limits and stress tests. These standards also require the Federal Reserve to impose a maximum
15-to-1
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
In March 2020, the Federal Reserve approved a final rule replacing the static 2.5 percent component of the capital conservation buffer with the stress capital buffer (“SCB”) for bank holding companies with $100 billion or more in total consolidated assets, such as the Company. The SCB reflects stressed losses in the supervisory severely adverse scenario of the CCAR stress tests, described in more detail in “Stress Testing” below, and includes four quarters of planned common stock dividends. The SCB is subject to a 2.5 percent floor. A firm’s SCB requirement is generally effective on October 1 of each year and remains in effect until October 1 of the following year, unless the firm’s SCB is reset in connection with a resubmission of a capital plan. The Company’s first SCB requirement of 2.5 percent took effect on October 1, 2020.
The final rule implementing the SCB also provides that a bank holding company must receive prior approval for any dividend, stock repurchase or other capital distribution, other than a capital distribution on a newly issued capital instrument, if the bank holding company is required to resubmit its capital plan. In connection with the November 2020 resubmission described under “Comprehensive Capital Analysis and Review” below, the Federal Reserve required those bank holding companies, including the Company, to suspend stock repurchases during the third and fourth quarters of 2020, and not to increase common stock dividends or pay common stock dividends in excess of their average net income over the past four quarters. In December 2020, the Federal Reserve announced that these bank holding companies could continue existing dividend payments and resume stock repurchases in the first quarter of 2021, as long as the combined amounts of repurchases and dividends in that quarter do not exceed the bank holding company’s average earnings per quarter over the last four quarters.
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

Under the Tailoring Rules, the Company and U.S. Bank National Association are each subject to “Category III” standards because they are not subject to “Category I” or “Category II” standards and have at least $250 billion in total consolidated assets. Accordingly, the Company and U.S. Bank National Association are “standardized approach” banking organizations. As “standardized approach” banking organizations, the Company and U.S. Bank National Association are subject to the final rule adopted by the banking regulators in July 2019 relating to simplifications of the capital rules applicable to non-advanced
approach organizations. These rules became effective on January 1, 2020, and provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.
Under the United States Basel
III-based
capital rules, the Company is subject to a minimum common equity tier 1 (“CET1”) capital ratio (CET1 capital to risk-weighted assets) of 4.5 percent, a minimum tier 1 capital ratio of 6.0 percent and a minimum total capital ratio of 8.0 percent. The Company is also subject to the SCB, which is based on the results of the Federal Reserve’s supervisory stress tests and the Company’s planned common stock dividends, and, if deployed by the Federal Reserve, up to a 2.5 percent common equity tier 1 countercyclical capital buffer. These additional requirements must be satisfied entirely with capital that qualifies as CET1. The countercyclical capital buffer applies only to banking organizations subject to Category I, II or III standards under the Tailoring Rules, including the Company. Although the Federal Reserve has not to date raised the countercyclical capital buffer above zero percent, the countercyclical capital buffer could change in the future. The SCB replaces the static 2.5 percent component of the capital conservation buffer and is likely to vary over time. As of December 31, 2020, the SCB applicable to the Company is 2.5 percent. If the Federal Reserve were to raise the countercyclical capital buffer above zero percent, or if the SCB applicable to the Company were to exceed 2.5 percent, this would also change the effective minimum capital ratios to which the Company is subject.
Banking organizations that fail to meet the effective minimum ratios will be subject to constraints on capital distributions, including dividends and share repurchases and certain discretionary executive compensation, with the severity of the constraints depending on the extent of the shortfall and “eligible retained income” (since March 2020, defined as the greater of (i) net income for the four preceding quarters, net of distributions and associated tax effects not reflected in net income; and (ii) the average of all net income over the preceding four quarters), with progressively more stringent constraints on capital actions as the Company approaches the minimum ratios.
United States banking organizations are also subject to a minimum tier 1 leverage ratio of 4.0 percent. Banking organizations subject to Category I, II or III standards under the Tailoring Rules, including the Company, are also subject to a minimum Supplementary Leverage Ratio (“SLR”) of 3.0 percent that takes into account both on-balance
sheet and certain
off-balance
sheet exposures. At December 31, 2020, the Company exceeded the applicable minimum tier 1 leverage ratio and SLR requirements.
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
and (iv) replacing the existing Basel II output floor with a more robust risk-sensitive floor based on the Committee’s revised Basel III standardized approaches. Under the Basel standards, the implementation date for the revised standardized approach for credit risk and leverage ratios as well as the IRB, CVA, operational risk, and market risk frameworks is January 1, 2023. In addition, in January 2019, the Basel Committee published a revised market risk framework that, among other things, revises the standardized approach for market risk. The output floor will be subject to a transitional period beginning in January 1, 2023, with full implementation by January 1, 2028. The effects of these revisions on the Company and U.S. Bank National Association will depend on the manner in which they are implemented by the United States federal banking agencies.
During 2020, the United States federal banking agencies adopted a rule that allows banking organizations, including the Company and U.S. Bank National Association, to elect to delay temporarily the estimated effects of adopting the current expected credit loss accounting standard (“CECL”) on regulatory capital until January 2022 and subsequently to phase in the effects through January 2025. The Federal Reserve has also stated that it will not incorporate CECL into the calculation of the allowance for credit losses in supervisory stress tests through the 2021 stress test cycle. For further discussion of CECL, see Notes 1, 2 and 5 of the Notes to Consolidated Financial Statements in the 2020 Annual Report. The Company and U.S. Bank National Association elected to delay and subsequently phase in the regulatory capital impact of CECL in accordance with this rule.
For additional information regarding the Company’s regulatory capital, see “Capital Management” in the 2020 Annual Report.
Comprehensive Capital Analysis and Review
As required by the Federal Reserve’s CCAR rules, the Company submits a capital plan to the Federal Reserve on an annual basis. As part of the CCAR process, the Federal Reserve evaluates the Company’s plans to make capital distributions, including by repurchasing stock or making dividend payments, under a number of macroeconomic and Company-specific assumptions based on the Company’s and the Federal Reserve’s stress tests described under “Stress Testing” below. These capital plans consist of a number of mandatory elements, including an assessment of a company’s sources and uses of capital over a nine-quarter planning horizon assuming both expected and stressful conditions; a detailed description of a company’s process for assessing capital adequacy; and a demonstration of a company’s ability to maintain capital above each minimum regulatory capital ratio (without taking the buffers into account) under expected and stressful conditions.
In June 2020, all bank holding companies participating in CCAR 2020, including the Company, were required by the Federal Reserve to resubmit their capital plans in November 2020 in light of the ongoing economic effects of the
COVID-19
pandemic. After reviewing the resubmitted capital plans, in December 2020, the Federal Reserve announced that these bank holding companies, including the Company, could continue existing dividend payments and resume stock repurchases in the first quarter of 2021, as long as the combined amounts of repurchases and dividends in that quarter do not exceed the bank holding company’s average earnings per quarter over the last four quarters.
Stress Testing
The Federal Reserve’s CCAR framework and the Dodd-Frank Act stress testing framework require bank holding companies subject to Category III standards such as the Company to conduct an annual internal stress test in connection with its annual capital plan submission as well as biennial company-run
stress tests, and subject such bank holding companies to annual supervisory stress tests conducted by the Federal Reserve. Among other things, the company-run
stress tests employ stress scenarios developed by the Company as well as stress scenarios provided by the Federal Reserve and incorporate the Dodd-Frank Act capital actions (as opposed to the Company’s planned capital actions), which are intended to normalize capital distributions across large United States bank holding companies. The Federal Reserve conducts CCAR and Dodd-Frank Act supervisory stress tests employing stress scenarios and internal supervisory models. The Federal Reserve’s CCAR and Dodd-Frank Act supervisory stress tests incorporate the Company’s planned capital actions and the Dodd-Frank Act capital actions, respectively. The Federal Reserve and the Company are currently required to publish the results of the annual supervisory and biennial company-run
stress tests, respectively, no later than June 30 of each applicable year. Under the Tailoring Rules, the Company is no longer required to conduct mid-cycle
stress tests, and the Federal Reserve has eliminated the adverse scenario as a mandatory scenario.
In October 2019, the OCC adopted a final rule that aligned the stress testing requirements for national banks with requirements for their holding companies under the Tailoring Rules. Under the OCC’s rule, national banks with assets in excess of $250 billion, including U.S. Bank National Association, are required to submit company-run
stress test results to the OCC concurrently with their parent bank holding company’s CCAR submission to the Federal Reserve. Accordingly, U.S. Bank National Association began submitting company-run
stress tests on a biennial basis starting with its 2020 submission. The stress test is based on the OCC’s stress scenarios (which are typically the same as the Federal Reserve’s stress scenarios, and which will no longer include “adverse” stress scenarios) and capital actions that are appropriate for the economic conditions assumed in each scenario.
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
In October 2020, the federal banking regulators finalized a rule to implement the Net Stable Funding Ratio (“NSFR”). The NSFR is designed to promote stable, longer-term funding of assets and business activities over a one-year
time horizon and applies to the Company and U.S. Bank National Association. The final rule is generally similar to the May 2016 proposal with modifications to incorporate the changes made in the Tailoring Rules and align funding requirements for certain non-derivative
assets and short-term lending transactions to better reflect their risks and role in supporting the stability of certain funding markets.
Under the Tailoring Rules and final NSFR rule, the Company and U.S. Bank National Association, as Category III banking organizations with less than $75 billion of weighted short-term wholesale funding, qualify for reduced LCR and NSFR requirements calibrated at 85 percent of the full requirements.
Brokered Deposits
The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) and FDIC regulations limit the ability of an insured depository institution, such as U.S. Bank National Association, to accept, renew or roll over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework described below, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. In December 2020, the FDIC issued a final rule that is designed to encourage innovation in how banks offer services and products to customers by reducing obstacles to certain types of partnerships and that is expected to reduce the amount of deposits that would be classified as brokered. Full compliance with the final rule is required as of January 1, 2022. U.S. Bank National Association is reviewing its deposits in light of the final rule. The ultimate impact of the final rule on U.S. Bank National Association may be limited because the liquidity rules’ treatment of certain deposits remains unchanged even if such deposits would no longer be deemed to be brokered deposits under the FDIC’s final rule.
Prompt Corrective Action
The FDICIA provides a framework for regulation of depository institutions and their affiliates (including parent holding companies) by federal banking regulators. As part of that framework, the FDICIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to an FDIC-insured depository institution, such as U.S. Bank National Association, if that institution does not meet certain capital adequacy standards. Supervisory actions by the appropriate federal banking regulator under the “prompt corrective action” rules generally depend upon an institution’s classification within five capital categories. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The FDICIA also provides for enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution.
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
Resolution Plans
The Company is required by the Federal Reserve and the FDIC to submit a periodic plan for the rapid and orderly resolution of the Company and its significant legal entities in the event of future material financial distress or failure. If the Federal Reserve and the FDIC jointly determine that the resolution plan is not credible and such deficiencies are not cured in a timely manner, the regulators may jointly impose on the Company more stringent capital, leverage or liquidity requirements or restrictions on the Company’s growth, activities or operations. If the Company were to fail to address the deficiencies in its resolution plan when required, it could eventually be required to divest certain assets or operations. In October 2019, the Federal Reserve and the FDIC adopted a final rule requiring banking organizations that are subject to Category III standards under the Tailoring Rules, including the Company, to submit resolution plans on a triennial cycle (alternating between targeted and full submissions). On December 9, 2020, the Federal Reserve and the FDIC released targeted plan guidance and directed large foreign and domestic banks to file resolution plans including core elements of a firm’s resolution strategy — such as capital, liquidity, and recapitalization strategies — as well as how each firm has integrated changes to and lessons learned from its response to
COVID-19
into its resolution planning process The Company must submit its targeted resolution plan by December 17, 2021.
In addition, U.S. Bank National Association is required to file periodically a separate resolution plan with the FDIC that should enable the FDIC, as receiver, to resolve the institution under applicable receivership provisions of the Federal Deposit Insurance Act in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net present value return from the sale or disposition of its assets and minimizes the amount of any loss to be realized by the institution’s creditors. In April 2019, the FDIC released an advance notice of proposed rulemaking regarding potential changes to its resolution planning requirements for insured depository institutions, including U.S. Bank National Association, and voted to delay the next round of resolution plan submissions until the rulemaking process is complete. In January 2021, the FDIC announced that, given the passage of time from the last resolution plan submissions and the uncertain economic outlook, the FDIC will resume requiring resolution plan submissions for insured depository institutions with $100 billion or more in assets, including U.S. Bank National Association. The FDIC indicated that no insured depository institution will be required to submit a resolution plan without at least 12 months advance notice, but did not otherwise provide notice of when U.S. Bank National Association will be required to submit its next resolution plan.
The public versions of the resolution plans previously submitted by the Company and U.S. Bank National Association are available on the FDIC’s website and, in the case of the Company’s resolution plans, also on the Federal Reserve’s website.
Recovery Plans
The OCC has established enforceable guidelines for recovery planning by insured national banks with average total consolidated assets of $250 billion or more, including U.S. Bank National Association. The guidelines provide that a covered bank should develop and maintain a recovery plan that is appropriate for its individual risk profile, size, activities, and complexity, including the complexity of its organizational and legal entity structure. The guidelines state that a recovery plan should, among other elements, (i) establish triggers, which are quantitative or qualitative indicators of the risk or existence of severe stress that should always be escalated to management or the board of directors, as appropriate, for purposes of initiating a response; (ii) identify a wide range of credible options that a covered bank could undertake to restore financial and operational strength and viability; and (iii) address escalation procedures, management reports, and communication procedures. The board of U.S. Bank National Association reviewed and approved U.S. Bank National Association’s recovery plan pursuant to these guidelines in December 2020.
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
In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.
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

In April 2018, the United States Department of Treasury issued a memorandum to the federal banking regulators with recommend changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. In August 2018, the OCC issued an advance notice of proposed rulemaking to solicit ideas for building a new CRA framework. In response to the feedback received, in December 2019, the OCC and FDIC released a notice of proposed rulemaking to establish a new CRA framework. In May 2020, the OCC issued its final CRA rule. The CRA framework expands the types of activity that qualify for CRA credit; revises how banks delineate their CRA assessment areas; and establishes new standards for evaluating banks with more than $2.5 billion in assets, including, the number of qualifying retail loan originations to low-
and moderate-income individuals. The impact on U.S. Bank National Association from any changes to the CRA regulations will depend on how the OCC’s final rule is implemented.
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
In June 2019, the SEC issued a final rule, referred to as Regulation Best Interest, that imposed a new standard of conduct on
SEC-registered
broker-dealers when making recommendations to retail customers, and also issued an interpretation clarifying certain aspects of the fiduciary duty that an
SEC-registered
investment adviser owes to its clients. In addition, the SEC issued a final rule that requires broker-dealers and investment advisers to provide a standardized summary disclosure to retail customers describing their relationship with and services offered by the broker-dealer or investment adviser.
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
In addition, the OCC has finalized a rule concerning swap margin and capital requirements for swap dealers regulated by the OCC. The final rule mandates the exchange of initial and variation margin for non-cleared
swaps and
non-cleared
security-based swaps between swap entities regulated by the five agencies and certain counterparties. The amount of margin will vary based on the relative risk of the non-cleared
swap or
non-cleared
security-based swap. The rules for variation margin requirements have become effective, and the rules for initial margin have become effective and will be fully
phased-in
on September 1, 2021, depending on the level of derivatives activity of the swap dealer and the relevant counterparty. In June 2020, the banking regulators finalized rules to conform their margin rules on inter-affiliate transactions to the CFTC’s margin rules, which generally exempt inter-affiliate transactions from initial margin requirements to the extent a depository institution’s total exposure to all affiliates is less than 15 percent of its tier 1 capital.
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
In October 2019, the Volcker Rule regulators finalized amendments, effective on January 1, 2020, but with a required compliance date of January 1, 2021, to their regulations implementing the Volcker Rule, tailoring compliance requirements based on the size and scope of a banking entity’s trading activities and clarifying and amending certain definitions, requirements and exemptions. In addition, in June 2020, the Volcker Rule regulators finalized their previously proposed amendments to the Volcker Rule’s regulations relating to covered funds. These amendments established new exclusions from covered fund status for certain types of investment vehicles, modified the eligibility criteria for certain existing exclusions, and clarified and modified other provisions governing banking entities’ investments in and other transactions and relationships involving covered funds. In particular, these amendments clarified that banking entities are not required to treat investments alongside covered funds as investments in covered funds subject to certain limitations and if certain conditions are met. These amendments became effective on October 1, 2020.
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
Data privacy and data protection are areas of increasing state legislative focus, and several states have recently enacted consumer privacy laws that impose compliance obligations with respect to personal information. For example, in June 2018, the Governor of California signed into law the California Consumer Protection Act of 2018 (the “CCPA”). The CCPA, which became effective on January 1, 2020, applies to for-profit
businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the GLBA. In August 2020, the California Office of Administrative Law approved the California Attorney General’s regulations to implement the CCPA. These regulations went into effect immediately. The Company has a physical footprint in California and is required to comply with the CCPA and its implementing regulations. In November 2020, voters in the State of California approved the California Privacy Rights Act (“CPRA”), a ballot measure that amends and supplements the CCPA by creating the California Privacy Protection Agency, a watchdog privacy agency to be appointed shortly after the CPRA’s enactment. The CPRA also modifies the CCPA by expanding both the scope of businesses covered by the law and certain rights relating to personal information and its use, collection, and disclosure by covered businesses. In addition, similar laws may be adopted by other states where the Company does business. The Company has made and will make operational adjustments in accordance with the requirements of the CCPA and other state privacy laws. The federal government may also pass data privacy or data protection legislation. In addition, in the European Union (“EU”), privacy law is now governed by the General Data Protection Regulation (“GDPR”), which is directly binding and applicable for each EU member state since May 25, 2018. The GDPR contains enhanced compliance obligations and increased penalties for non-compliance
compared to the prior law governing data privacy in the EU.
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
In December 2020, the United States federal bank regulatory agencies released a proposed rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the proposal, a bank holding company, such as the Company, and a national bank, such as U.S. Bank National Association, would be required to notify the Federal Reserve or OCC, respectively, within 36 hours of incidents that could result in the banking organization’s inability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The effects on the Company and U.S. National Bank Association will depend on the final form of the rule and how it is implemented.
Consumer Protection
U.S. Bank National Association’s retail banking activities are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include the
Truth-in-Lending,
Truth-in-Savings,
Home Mortgage Disclosure, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices, Real Estate Settlement Procedures, Electronic Funds Transfer, Right to Financial Privacy and Servicemembers Civil Relief and Payday Lending Acts. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. These and other laws and regulations require, among other things, disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and subject U.S. Bank National Association to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. U.S. Bank National Association’s regulators may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions and civil money penalties. Failure to comply with consumer protection requirements may also result in significant reputational harm.
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
Available Information
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
Additional Information
Additional information in response to this Item 1 can be found in the 2020 Annual Report on pages 60 to 64 under the heading “Line of Business Financial Review.” That information is incorporated into this report by reference.

Item 1A.	Risk Factors
Information in response to this Item 1A can be found in the 2020 Annual Report on pages 146 to 158 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases 7 freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Overland Park, Portland and St. Paul. The Company owns 9 principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Olathe, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2020, the Company’s subsidiaries owned and operated a total of 1,857 facilities and leased an additional 1,416 facilities. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to the Company’s premises and equipment is presented in Note 8 of the Notes to Consolidated Financial Statements included in the 2020 Annual Report. That information is incorporated into this report by reference.

Item 3.	Legal Proceedings
Information in response to this Item 3 can be found in Note 22 of the Notes to Consolidated Financial Statements included in the 2020 Annual Report. That information is incorporated into this report by reference.

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

The following table identifies the closing date for each transaction, issuer, series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, Other Securities, if any, and applicable Covered Debt as of February 23, 2021, for those securities that remain outstanding.

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
Beginning in March and continuing through the remainder of 2020, the Company suspended all common stock repurchases except for those done exclusively in connection with its stock-based compensation programs. This action was initially taken by the Company to maintain strong capital levels given the impact and uncertainties of
COVID-19
on the economy and global markets. Due to continued economic uncertainty, the Federal Reserve implemented measures beginning in the third quarter of 2020 and extending through the first quarter of 2021, restricting capital distributions of all large bank holding companies, including the Company. On December 22, 2020, the Company announced that it had received its results on the December 2020 Stress Test from the Federal Reserve. Based on those results, the Company announced that its Board of Directors had approved an authorization to repurchase $3.0 billion of its common stock beginning January 1, 2021. The Company will continue to monitor the economic environment and will adjust its common stock repurchases as circumstances warrant, including remaining consistent with regulatory requirements. The following table provides a detailed analysis of all shares repurchased by the Company or any affiliated purchaser during the fourth quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share
October 1-31	136,003	(a)	$39.39
November 1-30	160		42.70
December 1-31	255,720		44.91

Total	391,883	(a)	$43.00

(a)
Includes 130,000 shares of common stock purchased, at an average price per share of $39.55, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

Note: All other shares purchased by the Company were in connection with the satisfaction of tax withholding obligations on vested restricted stock and unit awards and exercises under other compensation plans.
Additional Information
Additional information in response to this Item 5 can be found in the 2020 Annual Report on page 143 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited)” and in Item 12 of this report, under the heading “Equity Compensation Plan Information.” That information is incorporated into this report by reference.

Item 6.	Selected Financial Data
Information in response to this Item 6 can be found in the 2020 Annual Report on page 23 under the heading “Table 1 — Selected Financial Data.” That information is incorporated into this report by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information in response to this Item 7 can be found in the 2020 Annual Report on pages 22 to 68 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information in response to this Item 7A can be found in the 2020 Annual Report on pages 36 to 58 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.

Item 8.	Financial Statements and Supplementary Data
Information in response to this Item 8 can be found in the 2020 Annual Report on pages 69 to 145 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm,” “Report of Independent Registered Public Accounting Firm,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Comprehensive Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited),” “U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited),” “U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited),” “U.S. Bancorp Supplemental Financial Data (Unaudited)” and “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)”. That information is incorporated into this report by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Information in response to this Item 9A can be found in the 2020 Annual Report on page 68 under the heading “Controls and Procedures” and on pages 69 and 72 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm.” That information is incorporated into this report by reference.

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
Information About the Company’s Managing Committee
Andrew Cecere
Mr. Cecere is Chairman, President and Chief Executive Officer of U.S. Bancorp. Mr. Cecere, 60, has served as President of U.S. Bancorp since January 2016, Chief Executive Officer since April 2017 and Chairman since April 2018. He also served as Vice Chairman and Chief Operating Officer from January 2015 to January 2016 and was U.S. Bancorp’s Vice Chairman and Chief Financial Officer from February 2007 until January 2015. Until that time, he served as Vice Chairman, Wealth Management and Investment Services, of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from May 2000 through February 2001.
Elcio R.T. Barcelos
Mr. Barcelos is Senior Executive Vice President and Chief Human Resources Officer of U.S. Bancorp. Mr. Barcelos, 50, has served in this position since joining U.S. Bancorp in September 2020. From April 2018 until August 2020, he served as Senior Vice President and Chief People and Places Officer of the Federal National Mortgage Association (Fannie Mae), having served as Senior Vice President, Human Resources of the DXC Technology Company from April 2017 to March 2018. Previously, Mr. Barcelos served as Senior Vice President and Head of Human Resources for the Enterprise Services business of Hewlett Packard Enterprise Company from June 2015 to April 2017, and in other human resources senior leadership positions at Hewlett-Packard Company and Hewlett Packard Enterprise Company from July 2009 to June 2015. He previously served in various leadership roles at Wells Fargo and Bank of America.
James L. Chosy
Mr. Chosy is Senior Executive Vice President and General Counsel of U.S. Bancorp. Mr. Chosy, 57, has served in this position since March 2013. He also served as Corporate Secretary of U.S. Bancorp from March 2013 until April 2016. From 2001 to 2013, he served as the General Counsel and Secretary of Piper Jaffray Companies. From 1995 to 2001, Mr. Chosy was Vice President and Associate General Counsel of U.S. Bancorp, having also served as Assistant Secretary of U.S. Bancorp from 1995 through 2000 and as Secretary from 2000 until 2001.
Gregory G. Cunningham
Mr. Cunningham is Senior Executive Vice President and Chief Diversity Officer of U.S. Bancorp. Mr. Cunningham, 57, has served in this position since July 2020. From July 2019 until July 2020, he served as

Senior Vice President and Chief Diversity Officer of U.S. Bancorp, having served as Vice President of Customer Engagement of U.S. Bancorp from October 2015, when he joined U.S. Bancorp, until July 2019. Previously, Mr. Cunningham served in various roles in the marketing department of Target Corporation from January 1998 until March 2015.
Terrance R. Dolan
Mr. Dolan is Vice Chair and Chief Financial Officer of U.S. Bancorp. Mr. Dolan, 59, has served in this position since August 2016. From July 2010 to July 2016, he served as Vice Chair, Wealth Management and Investment Services, of U.S. Bancorp. From September 1998 to July 2010, Mr. Dolan served as U.S. Bancorp’s Controller. He additionally held the title of Executive Vice President from January 2002 until June 2010 and Senior Vice President from September 1998 until January 2002.
Gunjan Kedia
Ms. Kedia is Vice Chair, Wealth Management and Investment Services, of U.S. Bancorp. Ms. Kedia, 50, has served in this position since joining U.S. Bancorp in December 2016. From October 2008 until May 2016, she served as Executive Vice President of State Street Corporation where she led the core investment servicing business in North and South America and served as a member of State Street’s management committee, its senior most strategy and policy committee. Previously, Ms. Kedia was an Executive Vice President of global product management at Bank of New York Mellon from 2004 to 2008.
James B. Kelligrew
Mr. Kelligrew is Vice Chair, Corporate and Commercial Banking, of U.S. Bancorp. Mr. Kelligrew, 55, has served in this position since January 2016. From March 2014 until December 2015, he served as Executive Vice President, Fixed Income and Capital Markets, of U.S. Bancorp, having served as Executive Vice President, Credit Fixed Income, of U.S. Bancorp from May 2009 to March 2014. Prior to that time, he held various leadership positions with Wells Fargo Securities from 2003 to 2009.
Shailesh M. Kotwal
Mr. Kotwal is Vice Chair, Payment Services, of U.S. Bancorp. Mr. Kotwal, 56, has served in this position since joining U.S. Bancorp in March 2015. From July 2008 until May 2014, he served as Executive Vice President of TD Bank Group with responsibility for retail banking products and services and as Chair of its enterprise payments council. From 2006 until 2008, he served as President, International, of eFunds Corporation. Previously, Mr. Kotwal served in various leadership roles at American Express Company from 1989 until 2006, including responsibility for operations in North and South America, Europe and the Asia-Pacific regions.
Katherine B. Quinn
Ms. Quinn is Vice Chair and Chief Administrative Officer of U.S. Bancorp. Ms. Quinn, 56, has served in this position since April 2017. From September 2013 to April 2017, she served as Executive Vice President and Chief Strategy and Reputation Officer of U.S. Bancorp and has served on U.S. Bancorp’s Managing Committee since January 2015. From September 2010 until January 2013, she served as Chief Marketing Officer of WellPoint, Inc. (now known as Anthem, Inc.), having served as Head of Corporate Marketing of WellPoint from July 2005 until September 2010.
Jodi L. Richard
Ms. Richard is Vice Chair and Chief Risk Officer of U.S. Bancorp. Ms. Richard, 52, has served in this position since October 2018. She served as Executive Vice President and Chief Operational Risk Officer of U.S.

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
Mark G. Runkel
Mr. Runkel is Senior Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Runkel, 44, has served in this position since December 2013. From February 2011 until December 2013, he served as Senior Vice President and Credit Risk Group Manager of U.S. Bancorp Retail and Payment Services Credit Risk Management, having served as Senior Vice President and Risk Manager of U.S. Bancorp Retail and Small Business Credit Risk Management from June 2009 until February 2011. From March 2005 until May 2009, he served as Vice President and Risk Manager of U.S. Bancorp.
Dominic V. Venturo
Mr. Venturo is Senior Executive Vice President and Chief Digital Officer of U.S. Bancorp. Mr. Venturo, 54, has served in this position since July 2020. From January 2015 until July 2020, he served as Executive Vice President and Chief Innovation Officer of U.S. Bancorp, having served as Senior Vice President and Chief Innovation Officer of U.S. Bancorp Payment Services from January 2010 until January 2015. From January 2007 to December 2009, Mr. Venturo served as Senior Vice President and Chief Innovation Officer of U.S. Bancorp Retail Payment Solutions. Prior to that time, he served as Senior Vice President and held product management positions in various U.S. Bancorp Payment Services business lines from December 1998 to December 2006.
Jeffry H. von Gillern
Mr. von Gillern is Vice Chair, Technology and Operations Services, of U.S. Bancorp. Mr. von Gillern, 55, has served in this position since July 2010. From April 2001, when he joined U.S. Bancorp, until July 2010, Mr. von Gillern served as Executive Vice President of U.S. Bancorp, additionally serving as Chief Information Officer from July 2007 until July 2010.
Timothy A. Welsh
Mr. Welsh is Vice Chair, Consumer and Business Banking, of U.S. Bancorp. Mr. Welsh, 55, has served in this position since March 2019. Prior to that, he served as Vice Chair, Consumer Banking Sales and Support since joining U.S. Bancorp in July 2017. From July 2006 until June 2017, he served as a Senior Partner at McKinsey & Company where he specialized in financial services and the consumer experience. Previously, Mr. Welsh served as a Partner at McKinsey from 1999 to 2006.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes information regarding the Company’s equity compensation plans in effect as of December 31, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders				28,306,216	(3)
Stock Options	5,180,391	(1)	$40.38
Restricted Stock Units and Performance-Based Restricted Stock Units	6,409,373	(2)	-

Equity Compensation Plans Not Approved by Security Holders	393,280	(4)	-	-

Total	11,983,044			28,306,216

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

(3)
The 28,306,216 shares of the Company’s common stock available for future issuance are reserved under the 2015 Plan. Future awards under the 2015 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock awards, or other stock-based awards.

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
The 393,280 shares included in the table assume that participants in the plans whose deferred compensation had been deemed to be invested in the Company’s common stock had elected to receive all of that deferred compensation in shares of the Company’s common stock on December 31, 2020. The U.S. Bank Executive Employees Deferred Compensation Plan (2005 Statement) and the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement) are the Company’s only deferred compensation plans under which compensation may currently be deferred.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
List of documents filed as part of this report
1. Financial Statements

•	Report of Management

•	Report of Independent Registered Public Accounting Firm on the Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

•	U.S. Bancorp Consolidated Balance Sheet as of December 31, 2020 and 2019

•	U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2020

•	U.S. Bancorp Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2020

•	U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2020

•	U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2020

•	Notes to Consolidated Financial Statements

•	U.S. Bancorp Consolidated Balance Sheet — Five Year Summary (Unaudited)

•	U.S. Bancorp Consolidated Statement of Income — Five Year Summary (Unaudited)

•	U.S. Bancorp Quarterly Consolidated Financial Data (Unaudited)

•	U.S. Bancorp Supplemental Financial Data (Unaudited)

•	U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)
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

3.1	Restated Certificate of Incorporation, as amended.

(1) 3.2	Amended and Restated Bylaws. Filed as Exhibit 3.1 to Form 8-K filed on March 19, 2020.

4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation
S-K,
copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.

4.2	Description of U.S. Bancorp’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

(1)(2) 10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

(1)(2) 10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.2	U.S. Bancorp Annual Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 16, 2019.

(1)(2) 10.3	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

(2)(3) 10.4	U.S. Bank Non-Qualified Retirement Plan.

(1)(2) 10.5(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

(1)(2) 10.5(b)	2011 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.9(b) to Form 10-K for the year ended December 31, 2011.

(1)(2) 10.6(a)	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005.

(1)(2) 10.6(b)	First Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.2(b) to Form 8-K filed on January 7, 2009.

(1)(2) 10.6(c)	Second Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 1, 2010. Filed as Exhibit 10.13(c) to Form 10-K for the year ended December 31, 2010.

(1)(2) 10.6(d)	Third Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.10(d) to Form 10-K for the year ended December 31, 2011.

(1)(2) 10.7(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.

(1)(2) 10.7(b)	2011 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.11(b) to Form 10-K for the year ended December 31, 2011.

(1)(2) 10.8(a)	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.

(1)(2) 10.8(b)	First Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan effective as of January 31, 2009. Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.

(1)(2) 10.8(c)	Second Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.12(c) to Form 10-K for the year ended December 31, 2011.

(1)(2) 10.9(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2) 10.9(b)	Form of Amendment to Director Restricted Stock Unit Award Agreements under U.S. Bancorp 2001 Stock Incentive Plan dated as of December 31, 2008. Filed as Exhibit 10.5(b) to Form 8-K filed on January 7, 2009.

(1)(2) 10.10	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 20, 2010.

(1)(2) 10.11	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on January 18, 2012.

(1)(2) 10.12	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on November 19, 2012.

(1)(2) 10.13	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved December 9, 2013) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 13, 2013.

(1)(2) 10.14	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2014. Filed as Exhibit 10.2 to Form 8-K filed on December 31, 2014.

(1)(2) 10.15	Form of 2007 Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q/A for the quarterly period ended September 30, 2007.

(1)(2) 10.16	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009.

(1)(2) 10.17	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2013.

(1)(2) 10.18	U.S. Bancorp 2015 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 23, 2015.

(1)(2) 10.19	Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.4 to Form 8-K filed on April 23, 2015.

(1)(2) 10.20	Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2017). Filed as Exhibit 10.44 to Form 10-K for the year ended December 31, 2016.

(1)(2) 10.21	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.2 to Form 8-K filed on April 23, 2015.

(1)(2) 10.22	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2017). Filed as Exhibit 10.42 to Form 10-K for the year ended December 31, 2016.

(1)(2) 10.23	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made during 2017). Filed as Exhibit 10.43 to Form 10-K for the year ended December 31, 2016.

(1)(2) 10.24	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made during 2018). Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 2017.

(1)(2) 10.25	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made during 2019). Filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2018.

(1)(2) 10.26	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made January 1, 2018 – June 30, 2018). Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2017.

(1)(2) 10.27	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made July 1, 2018 – December 31, 2019). Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2018.

(1)(2) 10.28	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2020). Filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2019.

(1)(2) 10.29	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2020). Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2019.

(2) 10.30	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2021).

(2) 10.31	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2021).

13	2020 Annual Report, pages 21 through 161.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of U.S. Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

(1)	Exhibit has been previously filed with the SEC and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.
(3)	Certain appendices have been omitted. The Company will furnish copies of any such appendix to the U.S. Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 23, 2021, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ ANDREW CECERE
Andrew Cecere
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

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

KIMBERLY N. ELLISON-TAYLOR*
Kimberly N. Ellison-Taylor, Director

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
Dated: February 23, 2021

By:	/s/ ANDREW CECERE
Andrew Cecere
Attorney-In-Fact
Chairman, President and Chief Executive Officer