Form 10-Q
period 2021-03-31
US BANCORP \DE\
filed 2021-05-04
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2021
Common Stock, $0.01 Par Value	1,489,677,942 shares

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
civil unrest; changes in customer behavior and preferences; breaches in data security, including as a result of work-from-home arrangements; failures to safeguard personal information; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputation risk.
For discussion of these and other risks that may cause actual results to differ from expectations, refer to U.S. Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2020, on file with the Securities and Exchange Commission, including the sections entitled “Corporate Risk Profile” and “Risk Factors” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. In addition, factors other than these risks also could adversely affect U.S. Bancorp’s results, and the reader should not consider these risks to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2021	2020	Percent Change
Condensed Income Statement
Net interest income	$3,063	$3,223	(5.0)%
Taxable-equivalent adjustment (a)	26	24	8.3
Net interest income (taxable-equivalent basis) (b)	3,089	3,247	(4.9)
Noninterest income	2,381	2,525	(5.7)
Total net revenue	5,470	5,772	(5.2)
Noninterest expense	3,379	3,316	1.9
Provision for credit losses	(827)	993	*
Income before taxes	2,918	1,463	99.5
Income taxes and taxable-equivalent adjustment	633	284	*
Net income	2,285	1,179	93.8
Net (income) loss attributable to noncontrolling interests	(5)	(8)	37.5
Net income attributable to U.S. Bancorp	$2,280	$1,171	94.7
Net income applicable to U.S. Bancorp common shareholders	$2,175	$1,088	99.9
Per Common Share
Earnings per share	$1.45	$.72	* %
Diluted earnings per share	1.45	.72	*
Dividends declared per share	.42	.42	—
Book value per share (c)	30.53	30.24	1.0
Market value per share	55.31	34.45	60.6
Average common shares outstanding	1,502	1,518	(1.1)
Average diluted common shares outstanding	1,503	1,519	(1.1)
Financial Ratios
Return on average assets	1.69%	.95%
Return on average common equity	19.0	9.7
Net interest margin (taxable-equivalent basis) (a)	2.50	2.91
Efficiency ratio (b)	62.1	58.0
Net charge-offs as a percent of average loans outstanding	.31	.53
Average Balances
Loans	$293,989	$297,657	(1.2)%
Loans held for sale	10,032	4,748	*
Investment securities (d)	145,520	120,843	20.4
Earning assets	497,711	447,722	11.2
Assets	548,734	494,807	10.9
Noninterest-bearing deposits	118,352	74,142	59.6
Deposits	426,364	362,804	17.5
Short-term borrowings	13,107	20,253	(35.3)
Long-term debt	39,463	43,846	(10.0)
Total U.S. Bancorp shareholders’ equity	52,729	51,146	3.1

	March 31, 2021	December 31, 2020
Period End Balances
Loans	$294,427	$297,707	(1.1)%
Investment securities	156,003	136,840	14.0
Assets	553,375	553,905	(.1)
Deposits	433,761	429,770	.9
Long-term debt	37,419	41,297	(9.4)
Total U.S. Bancorp shareholders’ equity	51,678	53,095	(2.7)
Asset Quality
Nonperforming assets	$1,202	$1,298	(7.4)%
Allowance for credit losses	6,960	8,010	(13.1)
Allowance for credit losses as a percentage of period-end loans	2.36%	2.69%
Capital Ratios
Common equity tier 1 capital	9.9%	9.7%
Tier 1 capital	11.5	11.3
Total risk-based capital	13.5	13.4
Leverage	8.4	8.3
Total leverage exposure	7.4	7.3
Tangible common equity to tangible assets (b)	6.6	6.9
Tangible common equity to risk-weighted assets (b)	9.1	9.5
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (b)	9.5	9.3

*	Not meaningful
(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 30.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)
Excludes unrealized gains and losses on
available-for-sale
investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale
to
held-to-maturity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW
Earnings Summary
U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $2.3 billion for the first quarter of 2021, or $1.45 per diluted common share, compared with $1.2 billion, or $0.72 per diluted common share, for the first quarter of 2020. Return on average assets and return on average common equity were 1.69 percent and 19.0 percent, respectively, for the first quarter of 2021, compared with 0.95 percent and 9.7 percent, respectively, for the first quarter of 2020.
Total net revenue for the first quarter of 2021 was $302 million (5.2 percent) lower than the first quarter of 2020, reflecting a 5.0 percent decrease in net interest income (4.9 percent on a taxable-equivalent basis) and a 5.7 percent decrease in noninterest income. The decrease in net interest income from the first quarter of 2020 was primarily due to the impact of lower interest rates compared with the prior year and higher premium amortization in the investment portfolio related to mortgage refinance activities, partially offset by changes in deposit and funding mix as well as higher loan fees related to the Small Business Administration (“SBA”) Paycheck Protection Program. The noninterest income decrease was driven by lower mortgage banking revenue, deposit service charges, securities gains and other noninterest income, partially offset by improvement in trust and investment management fees and commercial products revenue.
Noninterest expense in the first quarter of 2021 was $63 million (1.9 percent) higher than the first quarter of 2020, reflecting increases in personnel expense, primarily related to performance-based incentive compensation, as well as technology and communications expense, partially offset by lower net occupancy and equipment expense, marketing and business development expense, and other noninterest expense.
The provision for credit losses for the first quarter of 2021 was a benefit of $827 million, which was $1.8 billion lower than the first quarter of 2020, reflecting a decrease in the allowance for credit losses during the first quarter of 2021 primarily due to improving economic conditions. Net charge-offs in the first quarter of 2021 were $223 million, compared with $393 million in the first quarter of 2020. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
STATEMENT OF INCOME ANALYSIS
Net Interest Income
 Net interest income, on a taxable-equivalent basis, was $3.1 billion in the first quarter of 2021, representing a decrease of $158 million (4.9 percent) compared with the first quarter of 2020. The decrease was primarily due to the impact of lower interest rates compared with the prior year and higher premium amortization related to securities prepayments, partially offset by changes in deposit and funding mix as well as higher loan fees. Average earning assets were $50.0 billion (11.2 percent) higher than the first quarter of 2020, reflecting increases of $24.7 billion (20.4 percent) in investment securities and $23.7 billion (96.8 percent) in other earning assets, including cash balances being maintained for liquidity given the current economic environment, while average loans decreased $3.7 billion (1.2 percent) due to continued paydowns by corporate customers that accessed the capital markets. The net interest margin, on a taxable-equivalent basis, in the first quarter of 2021 was 2.50 percent, compared with 2.91 percent in the first quarter of 2020. The decrease in net interest margin from the first quarter of 2020 was primarily due to the impact of a lower yield curve on earning assets, higher premium amortization within the investment portfolio and decisions to maintain higher levels of liquidity, partially offset by the net benefit of deposit repricing and funding composition and higher loan fees. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.

U.S. Bancorp	3

Table 2	Noninterest Income

	Three Months Ended March 31
(Dollars in Millions)	2021	2020	Percent Change
Credit and debit card revenue	$336	$304	10.5%
Corporate payment products revenue	126	145	(13.1)
Merchant processing services	318	337	(5.6)
Trust and investment management fees	444	427	4.0
Deposit service charges	161	209	(23.0)
Treasury management fees	147	143	2.8
Commercial products revenue	280	246	13.8
Mortgage banking revenue	299	395	(24.3)
Investment products fees	55	49	12.2
Securities gains (losses), net	25	50	(50.0)
Other	190	220	(13.6)
Total noninterest income	$2,381	$2,525	(5.7)%

Average total loans in the first quarter of 2021 were $3.7 billion (1.2 percent) lower than the first quarter of 2020. The decrease was primarily due to lower commercial loans (3.7 percent) driven by continued paydowns by corporate customers that accessed the capital markets, lower credit card loans (11.3 percent) driven by higher customer payment rates, lower commercial real estate loans (3.2 percent) reflecting customer paydowns and a decrease in new loan origination activity, and lower total other retail loans (0.2 percent). The decrease in total other retail loans reflected the net impact of lower home equity and second mortgages (18.7 percent) as more customers chose to refinance their existing first lien residential mortgage balances during the prior year due to the low interest rate environment, partially offset by higher other retail loans (9.5 percent) driven by growth in installment loans due to the impact of
COVID-19
on recreational vehicle sales. The decrease in average total loans was further offset by growth in residential mortgages (6.1 percent) driven by loan repurchases from the Government National Mortgage Association (“GNMA”).
Average investment securities in the first quarter of 2021 were $24.7 billion (20.4 percent) higher than the first quarter of 2020, primarily due to purchases of mortgage-backed, U.S. Treasury and state and political securities, net of prepayments and maturities.
Average total deposits for the first quarter of 2021 were $63.6 billion (17.5 percent) higher than the first quarter of 2020, including approximately $10 billion related to the acquisition of deposit balances from State Farm Bank in the fourth quarter of 2020. Average noninterest-bearing deposits were $44.2 billion (59.6 percent) higher than the prior year, reflecting increases across all business lines. Average total savings deposits were $33.7 billion (13.6 percent) higher than the prior year, driven by increases in Consumer and Business Banking, and Wealth Management and Investment Services balances, partially offset by a decrease in Corporate and Commercial Banking balances. The growth in average noninterest-bearing and total savings deposits was primarily a result of the actions by the federal government to increase liquidity in the financial system, customers maintaining balance sheet liquidity by utilizing existing credit facilities and government stimulus programs. Average time deposits for the first quarter of 2021 were $14.4 billion (34.8 percent) lower than the first quarter of 2020, primarily driven by decreases in those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Provision for Credit Losses
 The provision for credit losses for the first quarter of 2021 was a benefit of $827 million, representing a decrease of $1.8 billion from the first quarter of 2020. The decrease reflected factors affecting economic conditions during the first quarter of 2021, including the enactment of additional benefits from government stimulus programs, vaccine availability in the United States and reduced levels of new
COVID-19
cases. Net charge-offs decreased $170 million (43.3 percent) in the first quarter of 2021, compared with the first quarter of 2020, primarily due to lower commercial, credit card and other retail loan net charge-offs. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

4	U.S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended March 31
(Dollars in Millions)	2021	2020	Percent Change
Compensation	$1,803	$1,620	11.3%
Employee benefits	384	352	9.1
Net occupancy and equipment	263	276	(4.7)
Professional services	98	99	(1.0)
Marketing and business development	48	74	(35.1)
Technology and communications	359	289	24.2
Postage, printing and supplies	69	72	(4.2)
Other intangibles	38	42	(9.5)
Other	317	492	(35.6)
Total noninterest expense	$3,379	$3,316	1.9%
Efficiency ratio (a)	62.1%	58.0%

(a)	See Non-GAAP Financial Measures beginning on page 30.

Noninterest Income
 Noninterest income was $2.4 billion in the first quarter of 2021, representing a decrease of $144 million (5.7 percent), compared with the first quarter of 2020. The decrease from a year ago reflected lower mortgage banking revenue, deposit service charges, securities gains and other noninterest income, partially offset by higher commercial products revenue and trust and investment management fees. Mortgage banking revenue decreased $96 million (24.3 percent) due to declines in mortgage servicing rights (“MSRs”) valuations, net of hedging activities, driven by the impact of prepayments on the servicing portfolio, partially offset by higher production volume and related gain on sale margins compared with the prior year. Deposit service charges decreased $48 million (23.0 percent) primarily due to lower consumer spending activities and higher consumer deposit levels related to government stimulus. Other noninterest income decreased $30 million (13.6 percent) primarily due to lower gains on sales of certain businesses and tax-advantaged
investment syndication revenue in the first quarter of 2021, partially offset by higher retail leasing end of term residual gains. Commercial products revenue increased $34 million (13.8 percent) primarily due to better market conditions and higher non-yield
loan fees on unused commitments, while trust and investment management fees increased $17 million (4.0 percent) driven by business growth and favorable market conditions. During the past year, payment services revenue has been adversely affected by the impact of the
COVID-19
pandemic on consumer spending, particularly related to travel and entertainment activities. However, consumer spending continues to strengthen across most sectors driven by government stimulus, local jurisdictions reducing restrictions and consumer behaviors normalizing. As a result, payment services revenue was essentially flat compared with the first quarter of 2020. The components of payment services revenue included higher credit and debit card revenue of $32 million (10.5 percent) driven by higher net interchange revenue related to sales volumes and higher prepaid fees as a result of government stimulus programs. This increase in payment services revenue was more than offset by lower corporate payment products revenue of $19 million (13.1 percent) primarily due to lower business spending related to travel and entertainment as well as lower merchant processing services revenue of $19 million (5.6 percent) driven by lower sales volume and merchant fees.
Noninterest Expense
 Noninterest expense was $3.4 billion in the first quarter of 2021, representing an increase of $63 million (1.9 percent) over the first quarter of 2020. The increase from the prior year reflected higher compensation expense, employee benefits expense, and technology and communications expense, partially offset by lower marketing and business development expense, net occupancy and equipment expense, and other noninterest expense. Compensation expense increased $183 million (11.3 percent) due to merit increases, higher revenue-related compensation driven by business production within mortgage banking, and higher performance-based incentives and stock-based compensation. Employee benefits expense increased $32 million (9.1 percent) primarily due to higher payroll taxes and related benefits, as well as higher medical claims expense compared with the first quarter of 2020. Technology and communications expense increased $70 million (24.2 percent) primarily due to higher call center volume related to prepaid cards and capital expenditures supporting business technology investments. Other noninterest expense decreased $175 million (35.6 percent) primarily due to higher
COVID-19
related accruals in the first quarter of 2020 including recognizing liabilities related to future delivery exposures related to merchant and airline processing. Marketing and business development expense decreased $26 million (35.1 percent) due to a reduction in travel as a result of
COVID-19,
while net occupancy and equipment expense decreased $13 million (4.7 percent) primarily due to branch closures.

U.S. Bancorp	5

Income Tax Expense
 The provision for income taxes was $607 million (an effective rate of 21.0 percent) for the first quarter of 2021, compared with $260 million (an effective rate of 18.1 percent) for the first quarter of 2020. The increase in the tax rate is due to the marginal impact of providing taxes on higher pretax earnings in the first quarter of 2021. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans
 The Company’s loan portfolio was $294.4 billion at March 31, 2021, compared with $297.7 billion at December 31, 2020, a decrease of $3.3 billion (1.1 percent). The decrease was driven by lower residential mortgages, credit card loans and commercial real estate loans, partially offset by higher commercial loans and other retail loans.
Residential mortgages held in the loan portfolio decreased $2.5 billion (3.3 percent) at March 31, 2021, compared with December 31, 2020, due to customers paying down balances in the first quarter of 2021. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Credit card loans decreased $1.5 billion (6.6 percent) at March 31, 2021, compared with December 31, 2020, reflecting higher customer payment rates.
Commercial real estate loans decreased $879 million (2.2 percent) at March 31, 2021, compared with December 31, 2020, the result of customers paying down balances and a decrease in new loan origination activity.
Commercial loans increased $1.3 billion (1.3 percent) at March 31, 2021, compared with December 31, 2020, reflecting the impact of loans made under the SBA Paycheck Protection Program during the first quarter of 2021, partially offset by paydowns by corporate customers that accessed the capital markets.
Other retail loans increased $317 million (0.6 percent) at March 31, 2021, compared with December 31, 2020, due to increases in auto loans and installment loans, partially offset by decreases in home equity loans, retail leasing balances and revolving credit balances.
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
Loans Held for Sale
 Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $9.0 billion at March 31, 2021, compared with $8.8 billion at December 31, 2020. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).
Investment Securities
 Available-for-sale
investment securities totaled $156.0 billion at March 31, 2021, compared with $136.8 billion at December 31, 2020. The $19.2 billion (14.0 percent) increase was primarily due to $22.6 billion of net investment purchases, partially offset by a $3.4 billion unfavorable change in net unrealized gains (losses) on available-for-sale

Table 4	Available-for-Sale Investment Securities

	March 31, 2021				December 31, 2020
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)
U.S. Treasury and agencies	$24,401	$24,317	4.4	1.31%	$21,954	$22,391	3.8	1.37%
Mortgage-backed securities (a)	122,883	122,262	6.1	1.44	103,282	105,374	3.0	1.47
Asset-backed securities (a)	197	202	5.9	1.09	200	205	6.2	1.47
Obligations of state and political subdivisions (b) (c)	8,687	9,215	6.7	3.89	8,166	8,861	6.3	3.99
Other	7	7	.1	2.07	9	9	.1	1.81
Total investment securities	$156,175	$156,003	5.9	1.55%	$133,611	$136,840	3.4	1.61%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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
at March 31, 2021 and December 31, 2020.
The Company’s
available-for-sale
investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At March 31, 2021, the Company’s net unrealized losses on available-for-sale
investment securities were $172 million, compared with $3.2 billion of net unrealized gains at December 31, 2020. The unfavorable change in net unrealized gains (losses) was primarily due to decreases in the fair value of mortgage-backed, U.S. Treasury, and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale
investment securities totaled $2.3 billion at March 31, 2021, compared with $53 million at December 31, 2020. At March 31, 2021, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.
Deposits
 Total deposits were $433.8 billion at March 31, 2021, compared with $429.8 billion at December 31, 2020. The $4.0 billion (0.9 percent) increase in total deposits reflected increases in noninterest-bearing and total savings deposits, partially offset by a decrease in time deposits. Noninterest-bearing deposits increased $8.7 billion (7.3 percent) at March 31, 2021, compared with December 31, 2020, primarily due to higher Corporate and Commercial Banking, Consumer and Business Banking, and Wealth Management and Investment Services balances. Interest checking balances increased $7.9 billion (8.3 percent), driven by higher Consumer and Business Banking, Wealth Management and Investment Services, and Corporate and Commercial Banking balances. Savings account balances increased $4.4 billion (7.7 percent), primarily due to higher Consumer and Business Banking balances. Money market deposit balances decreased $10.0 billion (7.8 percent) at March 31, 2021, compared with December 31, 2020, primarily due to lower Wealth Management and Investment Services, and Corporate and Commercial Banking balances. Time deposits decreased $7.0 billion (22.8 percent) at March 31, 2021, compared with December 31, 2020, driven by a decrease in those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Borrowings
 The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $12.1 billion at March 31, 2021, compared with $11.8 billion at December 31, 2020. The $332 million (2.8 percent) increase in short-term borrowings was primarily due to higher repurchase agreement and other short-term borrowings balances. Long-term debt was $37.4 billion at March 31, 2021, compared with $41.3 billion at December 31, 2020. The $3.9 billion (9.4 percent) decrease was primarily due to $3.7 billion of bank note repayments and maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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
COVID-19
and related risks are identified for each of the most prominent exposures. With respect to direct impacts from
COVID-19,
oversight and governance is managed through a centralized command center with frequent reporting to the Managing

U.S. Bancorp	7

Committee and ERC. The Board of Directors also oversees the Company’s responsiveness to the
COVID-19
pandemic. Credit risk is the risk of loss associated with a change in the credit profile or the failure of a borrower or counterparty to meet its contractual obligations. Interest rate risk is the potential reduction of net interest income or market valuations as a result of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale
securities, mortgage loans held for sale (“MLHFS”), MSRs and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, people (including human errors or misconduct), or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, financial losses, and reputational damage if it fails to adhere to compliance requirements and the Company’s compliance policies. Strategic risk is the risk to current or projected financial condition arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputation risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships or services, or continue serving existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, for a detailed discussion of these factors.
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

8	U.S. Bancorp

(including product mix and geographic, industry or customer-specific concentrations), collateral values, trends in loan performance and macroeconomic factors, such as changes in unemployment rates, gross domestic product levels and consumer bankruptcy filings, as well as the potential impact on customers and the domestic economy resulting from the
COVID-19
pandemic. The Risk Management Committee oversees the Company’s credit risk management process.
In addition, credit quality ratings as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal credit risk has been identified. Loans with a special mention or classified rating, including consumer lending and small business loans that are 90 days or more past due and still accruing, nonaccrual loans, those loans considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a first lien position on nonaccrual, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. Refer to Note 4 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2020, for a more detailed discussion on credit risk management processes.
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
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off
portfolio. Home equity or second mortgage loans are junior lien closed-end
accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a
10-
or
15-year
fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a
10-
or
15-year
draw period during which a minimum payment is equivalent to the monthly interest, followed by a
20-
or
10-year
amortization period, respectively. At March 31, 2021, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.2 billion, or 12 percent, of the outstanding home equity line balances at March 31, 2021, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates, consumer bankruptcy filings and other macroeconomic factors, customer payment history and credit scores, and in some cases, updated loan-to-value
(“LTV”) information reflecting current

U.S. Bancorp	9

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
The Company’s consumer lending segment utilizes several distinct business processes and channels to originate consumer credit, including traditional branch lending, mobile and on-line
banking, indirect lending, alliance partnerships, correspondent banks and loan brokers. Each distinct underwriting and origination activity manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles.
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
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at March 31, 2021:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$3,138	$55,505	$58,643	79.7%
Over 80% through 90%	7	3,146	3,153	4.3
Over 90% through 100%	—	291	291	.4
Over 100%	—	91	91	.1
No LTV available	—	10	10	—
Loans purchased from GNMA mortgage pools (a)	—	11,436	11,436	15.5
Total (b)	$3,145	$70,479	$73,624	100.0%

(a)
Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(b)	At March 31, 2021, approximately $494 million of residential mortgage balances were considered sub-prime.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$9,796	$654	$10,450	89.5%
Over 80% through 90%	625	317	942	8.1
Over 90% through 100%	98	36	134	1.1
Over 100%	67	6	73	.6
No LTV/CLTV available	76	4	80	.7
Total (a)	$10,662	$1,017	$11,679	100.0%

(a)	At March 31, 2020, approximately $46 million of home equity and second mortgage balances were considered sub-prime.
Home equity and second mortgages were $11.7 billion at March 31, 2021, compared with $12.5 billion at December 31, 2020, and included $3.3 billion of home equity lines in a first lien position and $8.4 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at March 31, 2021, included approximately $3.2 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $5.2 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

10	U.S. Bancorp

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at March 31, 2021:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$3,145	$5,225	$8,370
Percent 30—89 days past due	.31%	.34%	.33%
Percent 90 days or more past due	.07%	.06%	.07%
Weighted-average CLTV	64%	62%	62%
Weighted-average credit score	780	778	779
See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.
Loan Delinquencies
Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $476 million at March 31, 2021, compared with $477 million at December 31, 2020. These balances exclude loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off
timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.16 percent at March 31, 2021 and December 31, 2020.

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	March 31, 2021	December 31, 2020
Commercial
Commercial	.06%	.06%
Lease financing	—	—
Total commercial	.06	.05
Commercial Real Estate
Commercial mortgages	—	—
Construction and development	.03	.02
Total commercial real estate	.01	.01
Residential Mortgages (a)	.19	.18
Credit Card	.95	.88
Other Retail
Retail leasing	.01	.05
Home equity and second mortgages	.36	.36
Other	.07	.10
Total other retail	.12	.15
Total loans	.16%	.16%

90 days or more past due including nonperforming loans	March 31, 2021	December 31, 2020
Commercial	.39%	.42%
Commercial real estate	.94	1.15
Residential mortgages (a)	.54	.50
Credit card	.95	.88
Other retail	.42	.42
Total loans	.54%	.57%

(a)
Delinquent loan ratios exclude $1.7 billion at March 31, 2021, and $1.8 billion at December 31, 2020, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 2.81 percent at March 31, 2021, and 2.87 percent at December 31, 2020.

U.S. Bancorp	11

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Residential Mortgages (a)
30-89 days	$204	$244	.28%	.32%
90 days or more	143	137	.19	.18
Nonperforming	253	245	.34	.32
Total	$600	$626	.81%	.82%
Credit Card
30-89 days	$188	$231	.90%	1.04%
90 days or more	198	197	.95	.88
Nonperforming	—	—	—	—
Total	$386	$428	1.85%	1.92%
Other Retail
Retail Leasing
30-89 days	$27	$35	.34%	.43%
90 days or more	1	4	.01	.05
Nonperforming	14	13	.18	.16
Total	$42	$52	.53%	.64%
Home Equity and Second Mortgages
30-89 days	$44	$68	.37%	.54%
90 days or more	42	45	.36	.36
Nonperforming	127	107	1.09	.86
Total	$213	$220	1.82%	1.76%
Other (b)
30-89 days	$150	$215	.40%	.60%
90 days or more	27	37	.07	.10
Nonperforming	31	34	.08	.09
Total	$208	$286	.55%	.79%

(a)
Excludes $1.5 billion of loans
30-89
days past due and $1.7 billion of loans 90 days or more past due at March 31, 2021, purchased from GNMA mortgage pools that continue to accrue interest, compared with $1.4 billion and $1.8 billion at December 31, 2020, respectively.

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
Troubled Debt Restructurings
Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At March 31, 2021, performing TDRs were $3.5 billion, compared with $3.6 billion at December 31, 2020.
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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At March 31, 2021 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$183	5.1%	2.6%	$212	(a)	$395
Commercial real estate	139	1.8	—	156	(b)	295
Residential mortgages	1,449	6.0	4.2	140		1,589	(d)
Credit card	235	8.4	4.2	—		235
Other retail	198	10.1	5.4	46	(c)	244	(e)
TDRs, excluding loans purchased from GNMA mortgage pools	2,204	6.3	3.9	554		2,758
Loans purchased from GNMA mortgage pools (g)	1,322	—	—	—		1,322	(f)
Total	$3,526	3.9%	2.4%	$554		$4,080

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
(d)
Includes $264 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $57 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(e)
Includes $80 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $17 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(f)
Includes $169 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $269 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(g)
Approximately 14.9 percent and 39.0 percent of the total TDR loans purchased from GNMA mortgage pools are
30-89
days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

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
COVID-19
Payment Relief
The Company has offered payment relief, including forbearance, payment deferrals and other customer accommodations, to assist borrowers that have experienced financial hardship resulting from the effects of the
COVID-19
pandemic. The majority of these borrowers were not delinquent on payments at the time they received the payment relief. From March 2020 through March 31, 2021, the Company had approved approximately 385,000 loan modifications for these borrowers, representing approximately $27.0 billion. The loans modified consisted primarily of payment forbearance or deferrals of 90 days or less. A portion of the borrowers who received account modifications are no longer participating in these payment relief programs, as the programs are generally short-term; and at March 31, 2021, approximately 57,000 accounts, representing approximately $7.3 billion, were currently in an active payment relief program. The recognition of delinquent or nonaccrual loans and loan net charge-offs may be delayed for those customers enrolled in these payment relief programs who would have otherwise moved into past due or nonaccrual status, as these customer accounts do not continue to age during the period the payment delay is provided.

The following table summarizes borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic at March 31, 2021, as a percentage of the Company’s loans and loan balances:

	Percentage of Loan Accounts in Payment Relief Programs	Percentage of Loan Balances in Payment Relief Programs	Program Details
Commercial	.07%	.03%	Primarily 3 month payment deferral up to a maximum of 6 months; interest continues to accrue with various payment options; may include short-term covenant waivers

Commercial real estate	.30	.62	Primarily 3 month payment deferral up to a maximum of 6 months; interest continues to accrue with various payment options; may include short-term covenant waivers

Residential mortgages (a)	2.28	2.99	Primarily 6 month payment forbearance, which may be extended up to 18 months; interest continues to accrue; cumulative payments suspended during forbearance period are either paid-off
			immediately or under a short-term repayment plan, or addressed through a permanent loan modification that either requires repayment at maturity or through restructured payments over time

Credit cards	.10	.22	Primarily payment reduction up to 6 months; payment relief of up to 3 months; interest continues to accrue

Other retail	.35	.65	Home equity loan programs are similar to residential mortgage programs; programs for other loan portfolios are primarily 2 month payment deferral up to a maximum of 4 months; interest continues to accrue
Total loans (a)	.18%	.91%

Note:
Payment relief generally includes payment deferrals, forbearances, extensions and re-ages,
and excludes loans made under the Small Business Administration’s (“SBA”) Paycheck Protection Program, as amounts due under that program are expected to be fully forgiven by the SBA.

(a)
Excludes loans purchased from GNMA mortgage pools, whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. At March 31, 2021, 40.08 percent of the total number of accounts and 42.15 percent of the total loan balances of loans purchased from GNMA mortgage pools were to borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic. Including these loans, 11.15 percent of the total number of accounts and 9.07 percent of the total balances of residential mortgages were to borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic. Including these loans, .43 percent of the total number of accounts and 2.55 percent of the total balances of all loans were to borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic.

14	U.S. Bancorp

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
At March 31, 2021, total nonperforming assets were $1.2 billion, compared to $1.3 billion at December 31, 2020. The $96 million (7.4 percent) decrease in nonperforming assets was driven by decreases in nonperforming commercial real estate and commercial loans, partially offset by an increase in nonperforming other retail loans. The ratio of total nonperforming assets to total loans and other real estate was 0.41 percent at March 31, 2021, compared with 0.44 percent at December 31, 2020. The Company expects credit quality to return to more normalized levels throughout the remainder of 2021 as the economy rebounds and consumer spending resumes. However, some manageable levels of elevated nonperforming assets in certain industries and loan categories yet to recover from pandemic related impacts are expected.
OREO was $19 million at March 31, 2021, compared with $24 million at December 31, 2020, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Residential
California	$3	$2	.01%	.01%
New York	2	2	.16	.17
Oregon	2	2	.07	.07
Illinois	1	2	.02	.04
Florida	1	1	.03	.03
All other states	9	14	.02	.03
Total residential	18	23	.02	.03
Commercial
Iowa	1	1	.05	.04
All other states	–	–	–	–
Total commercial	1	1	–	–
Total	$19	$24	.01%	.01%

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	March 31, 2021	December 31, 2020
Commercial
Commercial	$298	$321
Lease financing	49	54
Total commercial	347	375
Commercial Real Estate
Commercial mortgages	266	411
Construction and development	90	39
Total commercial real estate	356	450
Residential Mortgages (b)	253	245
Credit Card	–	–
Other Retail
Retail leasing	14	13
Home equity and second mortgages	127	107
Other	31	34
Total other retail	172	154
Total nonperforming loans	1,128	1,224
Other Real Estate (c)	19	24
Other Assets	55	50
Total nonperforming assets	$1,202	$1,298
Accruing loans 90 days or more past due (b)	$476	$477
Nonperforming loans to total loans	.38%	.41%
Nonperforming assets to total loans plus other real estate (c)	.41%	.44%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2020	$854	$444	$1,298
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	178	79	257
Advances on loans	3	–	3
Total additions	181	79	260
Reductions in nonperforming assets
Paydowns, payoffs	(80)	(21)	(101)
Net sales	(148)	(6)	(154)
Return to performing status	(24)	(19)	(43)
Charge-offs (d)	(52)	(6)	(58)
Total reductions	(304)	(52)	(356)
Net additions to (reductions in) nonperforming assets	(123)	27	(96)
Balance March 31, 2021	$731	$471	$1,202

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)
Excludes $1.7 billion at March 31, 2021, and $1.8 billion at December 31, 2020, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)
Foreclosed GNMA loans of $29 million at March 31, 2021, and $33 million at December 31, 2020, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31
	2021	2020
Commercial
Commercial	.22%	.28%
Lease financing	.30	.36
Total commercial	.22	.28
Commercial Real Estate
Commercial mortgages	(.17)	(.01)
Construction and development	.19	(.04)
Total commercial real estate	(.07)	(.02)
Residential Mortgages	(.03)	.01
Credit Card	2.76	3.95
Other Retail
Retail leasing	.05	.90
Home equity and second mortgages	(.07)	.03
Other	.40	.79
Total other retail	.25	.61
Total loans	.31%	.53%

Analysis of Loan Net Charge-Offs
 Total loan net charge-offs were $223 million for the first quarter of 2021, compared with $393 million for the first quarter of 2020. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2021 was 0.31 percent, compared with 0.53 percent for the first quarter of 2020. The decrease in net charge-offs for the first quarter of 2021, compared with the first quarter of 2020, was primarily due to lower credit card, commercial and other retail loan net charge-offs.
Analysis and Determination of the Allowance for Credit Losses
 The allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolio, including unfunded credit commitments. The allowance considers expected losses for the remaining lives of the applicable assets, inclusive of expected recoveries. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which includes increasing consideration of historical loss experience over years two and three. These economic scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining life of the portfolio. The economic scenarios are updated at least quarterly and are designed to provide a range of reasonable estimates, which are both better and worse than current expectations. Scenarios are weighted based on the Company’s expectation of economic conditions for the foreseeable future and reflect significant judgment and consider uncertainties that exist. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include, but are not limited to, loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments, which is included in other liabilities in the Consolidated Balance Sheet. Both the allowance for loan losses and the liability for unfunded credit commitments are included in the Company’s analysis of credit losses and reported reserve ratios.
The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include, but are not limited to, macroeconomic variables such as unemployment rates, real estate prices, gross domestic product levels, corporate bonds spreads and long-term interest rate forecasts, as well as loan and borrower characteristics, such as internal risk ratings on commercial loans and consumer credit scores, delinquency status, collateral type and available valuation information, consideration of end-of-term
losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. For each loan portfolio, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices, economic conditions or other factors that may affect the accuracy of the model. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off
or expected recoveries on collateral-dependent loans where recovery is expected through sale of the collateral. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses.
The allowance recorded for individually evaluated loans greater than $5 million in the commercial lending segment is based on an analysis utilizing expected cash

U.S. Bancorp	17

flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans as appropriate. For commercial TDRs individually evaluated for impairment, attributes of the borrower are the primary factors in determining the allowance for credit losses. However, historical loss experience is also incorporated into the allowance methodology applied to this category of loans. Commercial lending segment TDR loans may be collectively evaluated for impairment where observed performance history, including defaults, is a primary driver of the loss allocation.
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
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At March 31, 2021, the Company serviced the first lien on 38 percent of the home equity loans and lines in a junior lien position. The Company also considers the status of first lien mortgage accounts reported on customer credit bureau files when the first lien is not serviced by the Company. Regardless of whether the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $243 million or 2.1 percent of its total home equity portfolio at March 31, 2021, represented non-delinquent
junior liens where the first lien was delinquent or modified, excluding loans in COVID-related forbearance programs.
The Company considers historical loss experience on the loans and lines in a junior lien position to establish loss estimates for junior lien loans and lines the Company services that are current, but the first lien is delinquent or modified. The historical long-term average loss experience related to junior liens has been relatively limited (less than 1 percent of the total portfolio annually), and estimates are adjusted to consider current collateral support and portfolio risk characteristics. These include updated credit scores and collateral estimates obtained on the Company’s home equity portfolio each quarter. In its evaluation of the allowance for credit losses, the Company also considers the increased risk of loss associated with home equity lines that are contractually scheduled to convert from a revolving status to a fully amortizing payment.
Beginning January 1, 2020, when a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered purchased with more than insignificant credit deterioration. An allowance is established for each population and considers product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status and refreshed LTV ratios when possible. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company did not have a material amount of PCD loans included in its loan portfolio at March 31, 2021.
The Company’s methodology for determining the appropriate allowance for credit losses also considers the imprecision inherent in the methodologies used and allocated to the various loan portfolios. As a result, amounts determined under the methodologies described above are adjusted by management to consider the potential impact of other qualitative factors not captured in quantitative model adjustments which include, but are not limited to, the following: model imprecision, imprecision in economic scenario assumptions, and emerging risks related to either changes in the economic environment that are affecting specific portfolios, or changes in portfolio concentrations over time that may affect model performance. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each loan portfolio.
Although the Company determined the amount of each element of the allowance separately and considers this process to be an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses can vary significantly from the estimated amounts.
At March 31, 2021, the allowance for credit losses was $7.0 billion (2.36 percent of period-end
loans), compared with an allowance of $8.0 billion (2.69 percent of period-end
loans) at December 31, 2020. The ratio of the allowance for credit losses to nonperforming loans was 617 percent at March 31, 2021, compared with 654 percent at December 31, 2020. The ratio of the allowance for credit losses to annualized loan net charge-offs was 770 percent at March 31, 2021, compared with 448 percent of full year 2020 net charge-offs at December 31, 2020.

18	U.S. Bancorp

The decrease in the allowance for credit losses of $1.1 billion (13.1 percent) at March 31, 2021, compared with December 31, 2020, reflected factors affecting economic conditions during the first quarter of 2021, including the enactment of additional benefits from government stimulus programs, vaccine availability in the United States and reduced levels of new
COVID-19
cases. In addition to these factors, expected loss estimates consider various factors including customer specific information impacting changes in risk ratings, projected delinquencies and the impact of industry-wide loan modification efforts designed to limit long-term effects of the
COVID-19
pandemic, among other factors. Currently, consumer credit trends continue to perform better than expected, although select commercial portfolios most impacted by COVID-19 continue to be monitored for structural shifts associated with the pandemic.
Changes in economic conditions during the first quarter of 2021 included improvements in projected gross domestic product and unemployment levels for 2021, which reflected the additional government stimulus and availability of vaccines. These factors are evaluated through a combination of quantitative calculations using economic scenarios and qualitative assessments that consider the high degree of uncertainty related to the unprecedented levels of both economic stress and the stimulus response.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
United States unemployment rate for the three months ending (a)
March 31, 2021	6.3%	6.9%
June 30, 2021	6.0	7.1
December 31, 2021	5.0	6.8
United States real gross domestic product for the three months ending (b)
March 31, 2021	(1.3)%	(2.1)%
June 30, 2021	.2	(1.1)
December 31, 2021	3.7	1.5

(a)	Reflects quarterly average of forecasted reported United States unemployment rate.
(b)	Reflects cumulative change from December 31, 2019.
Baseline economic forecasts are used in combination with alternative scenarios and historical loss experience as is considered reasonable and supportable to inform the Company’s allowance for credit losses. Changes in the allowance for credit losses are based on a variety of factors, including loan balance changes, portfolio credit quality and mix changes, and changes in general economic conditions and expectations (including for unemployment and gross domestic product), among other factors. Based on economic conditions at March 31, 2021, it was difficult to estimate the length and severity of the economic downturn that may result from
COVID-19
and the impact of other factors that may influence the level of eventual losses and corresponding requirements for the allowance for credit losses, including the impact of economic stimulus programs and customer accommodation activity. While reserves consider the uncertainty in these estimates, the unpredictability of the
COVID-19
pandemic could result in the recognition of credit losses in the Company’s loan portfolios and increases in the allowance for credit losses. Scenarios worse than the Company’s expected outcome at March 31, 2021 include risks that government stimulus in response to the
COVID-19
pandemic is less effective than expected, or that a longer or more severe health crisis prolongs the downturn in economic activity, potentially reducing the number of businesses that are ultimately able to resume operations after the crisis has passed. Other factors considered include the potential of rising interest rates and unsupported increases in the values of certain assets.
The allowance for credit losses related to commercial lending segment loans decreased $503 million during the first quarter of 2021, as improvements in general economic conditions and portfolio credit quality offset the impact of
COVID-19
on certain industry sectors, including the retail and restaurants, energy, media and entertainment, lodging and airline industries that have been severely impacted by virus containment measures.
The following table summarizes the Company’s commercial lending segment credit exposure to customers within the industry sectors most impacted by
COVID-19,
as a percentage of total loans and legal commitments outstanding at March 31, 2021:

	Loans	Outstanding Commitments
Retail	3.6%	5.0%
Energy (includes Oil and gas)	.9	2.2
Media and entertainment	1.9	2.2
Lodging	1.2	.9
Airline	.3	.5
The allowance for credit losses related to consumer lending segment loans decreased $547 million during the first quarter of 2021, due to improving economic risks, including those due to decreased unemployment, along with continued strong underlying credit quality that supports expectations of long-term repayment.

U.S. Bancorp	19

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended March 31
(Dollars in Millions)	2021	2020
Balance at beginning of period	$8,010	$4,491
Change in accounting principle (a)	—	1,499
Charge-Offs
Commercial
Commercial	80	81
Lease financing	6	7
Total commercial	86	88
Commercial real estate
Commercial mortgages	5	—
Construction and development	5	—
Total commercial real estate	10	—
Residential mortgages	5	8
Credit card	190	274
Other retail
Retail leasing	11	25
Home equity and second mortgages	4	5
Other	68	91
Total other retail	83	121
Total charge-offs	374	491
Recoveries
Commercial
Commercial	28	12
Lease financing	2	2
Total commercial	30	14
Commercial real estate
Commercial mortgages	17	1
Construction and development	—	1
Total commercial real estate	17	2
Residential mortgages	10	7
Credit card	46	40
Other retail
Retail leasing	10	6
Home equity and second mortgages	6	4
Other	32	25
Total other retail	48	35
Total recoveries	151	98
Net Charge-Offs
Commercial
Commercial	52	69
Lease financing	4	5
Total commercial	56	74
Commercial real estate
Commercial mortgages	(12)	(1)
Construction and development	5	(1)
Total commercial real estate	(7)	(2)
Residential mortgages	(5)	1
Credit card	144	234
Other retail
Retail leasing	1	19
Home equity and second mortgages	(2)	1
Other	36	66
Total other retail	35	86
Total net charge-offs	223	393
Provision for credit losses	(827)	993
Balance at end of period	$6,960	$6,590
Components
Allowance for loan losses	$6,343	$6,216
Liability for unfunded credit commitments	617	374
Total allowance for credit losses	$6,960	$6,590
Allowance for Credit Losses as a Percentage of
Period-end loans	2.36%	2.07%
Nonperforming loans	617	809
Nonperforming and accruing loans 90 days or more past due	434	473
Nonperforming assets	579	697
Annualized net charge-offs	770	417

(a)
Effective January 1, 2020, the Company adopted accounting guidance which changed impairment recognition of financial instruments to a model that is based on expected losses rather than incurred losses.

20	U.S. Bancorp

Residual Value Risk Management
 The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2021, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2020. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2020, for further discussion on residual value risk management.
Operational Risk Management
 The Company operates in many different businesses in diverse markets and relies on the ability of its employees and systems to process a high number of transactions. Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities, including those additional or increased risks created by the economic and financial disruptions, and the Company’s alternative working arrangements resulting from the
COVID-19
pandemic. The Company maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom it does business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2020, for further discussion on operational risk management.
Compliance Risk Management
 The Company may suffer legal or regulatory sanctions, material financial loss, or damage to its reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct, including those related to compliance with Bank Secrecy Act/anti-money laundering requirements, sanctions compliance requirements as administered by the Office of Foreign Assets Control, consumer protection and other requirements. The Company has controls and processes in place for the assessment, identification, monitoring, management and reporting of compliance risks and issues including those created or increased by the economic and financial disruptions caused by the
COVID-19
pandemic. Refer to “Management’s Discussion and Analysis — Compliance Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2020, for further discussion on compliance risk management.
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

U.S. Bancorp	21

Table 9	Sensitivity of Net Interest Income

	March 31, 2021				December 31, 2020
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(3.02)%	2.57%	*	3.23%	(4.48)%	4.58%	*	6.57%
*	Given the level of interest rates, downward rate scenario is not computed.

Use of Derivatives to Manage Interest Rate and Other Risks
 To manage the sensitivity of earnings and capital to interest rate, prepayment, credit, price and foreign currency fluctuations (asset and liability management positions), the Company enters into derivative transactions. The Company uses derivatives for asset and liability management purposes primarily in the following ways:
•	To convert fixed-rate debt and available-for-sale investment securities from fixed-rate payments to floating-rate payments;
•	To convert floating-rate debt from floating-rate payments to fixed-rate payments;
•	To mitigate changes in value of the Company’s unfunded mortgage loan commitments, funded MLHFS and MSRs;
•	To mitigate remeasurement volatility of foreign currency denominated balances; and
•	To mitigate the volatility of the Company’s net investment in foreign operations driven by fluctuations in foreign currency exchange rates.
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
Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At March 31, 2021, the Company had $13.7 billion of forward commitments to sell, hedging $7.7 billion of MLHFS and $8.7 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.
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
LIBOR Transition
 In July 2017, the United Kingdom’s Financial Conduct Authority announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. In 2020, the Intercontinental Exchange Benchmark Administration, which is the administrator of LIBOR, proposed to cease the publication of all non-United
States Dollar LIBOR rates and one week and two month United States Dollar LIBOR rates on December 31, 2021, but extend the publication of the remainder of United States Dollar LIBOR rates until June 30, 2023. The Company holds financial instruments that will be impacted by the discontinuance of LIBOR, including certain loans,

22	U.S. Bancorp

investment securities, derivatives, borrowings and other financial instruments that use LIBOR as the benchmark rate. The Company also provides various services to customers in its capacity as trustee, which involve financial instruments that will be similarly impacted by the discontinuance of LIBOR. The Company anticipates these financial instruments will require transition to a new reference rate. This transition will occur over time as many of these arrangements do not have an alternative rate referenced in their contracts or a clear path for the parties to agree upon an alternative reference rate. In order to facilitate the transition process, the Company has instituted a LIBOR Transition Office and commenced an enterprise-wide project to identify, assess and monitor risks associated with the expected discontinuance or unavailability of LIBOR, actively engage with industry working groups and regulators, achieve operational readiness and engage impacted customers. Starting in 2020, the Company began modifying its systems, models, procedures and internal infrastructure to be prepared to accept alternative reference rates. The Company also adopted industry best practice guidelines for fallback language for new transactions, converted its cleared interest rate swaps discounting to Secured Overnight Financing Rate discounting, and distributed communications to certain impacted parties, both inside and outside the Company, on the transition. Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, for further discussion on potential risks that could adversely affect the Company’s financial results as a result of the LIBOR transition.

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
The average, high, low and
period-end
one-day
VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2021	2020
Average	$3	$2
High	4	3
Low	1	1
Period-end	2	3
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the three months ended March 31, 2021. Given the market volatility in the first quarter of 2020 resulting from effects of the
COVID-19
pandemic, the Company experienced actual losses for its combined Covered Positions that exceeded VaR five times during the three months ended March 31, 2020. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year
look-back period is utilized that reflects a period of significant financial stress

U.S. Bancorp	23

appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and
period-end
one-day
Stressed VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2021	2020
Average	$7	$6
High	9	7
Low	5	4
Period-end	9	7

Valuations of positions in client derivatives and foreign currency activities are based on discounted cash flow or other valuation techniques using market-based assumptions. These valuations are compared to third party quotes or other market prices to determine if there are significant variances. Significant variances are approved by senior management in the Company’s corporate functions. Valuation of positions in the corporate bond trading, loan trading and municipal securities businesses are based on trader marks. These trader marks are evaluated against third-party prices, with significant variances approved by senior management in the Company’s corporate functions.
The Company also measures the market risk of its hedging activities related to residential MLHFS and MSRs using the Historical Simulation method. The VaRs are measured at the ninety-ninth percentile and employ factors pertinent to the market risks inherent in the valuation of the assets and hedges. A one-year
look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Three Months Ended March 31 (Dollars in Millions)	2021	2020
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$12	$5
High	19	12
Low	7	2
Mortgage Servicing Rights and Related Hedges
Average	$5	$13
High	11	34
Low	2	6
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
sheet and
off-balance
sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at Federal Reserve Bank’s Discount Window. At March 31, 2021, the fair value of unencumbered investment securities totaled $116.8 billion, compared with $125.9 billion at December 31, 2020. Refer to Note 3 of the Notes to Consolidated Financial Statements and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At March 31, 2021, the Company could have borrowed a total of an additional $94.5 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost
funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $433.8 billion at March 31, 2021, compared with $429.8 billion at December 31, 2020. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $37.4 billion at March 31, 2021, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $12.1 billion at March 31, 2021, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.

24	U.S. Bancorp

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
At March 31, 2021, parent company long-term debt outstanding was $20.8 billion, compared with $20.9 billion at December 31, 2020. As of March 31, 2021, there was $1.5 billion of parent company debt scheduled to mature in the remainder of 2021.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a
30-day
stressed period. At March 31, 2021, the Company was compliant with this requirement.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2020, for further discussion on liquidity risk management.
European Exposures
The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for the three months ended March 31, 2021. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At March 31, 2021, the Company had an aggregate amount on deposit with European banks of approximately $12.3 billion, predominately with the Central Bank of Ireland and Bank of England.
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
Capital Management
 The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2020, the Company elected to adopt a rule issued in 2020 by its regulators which permits banking organizations who adopt accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology during 2020, the

U.S. Bancorp	25

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2021	December 31, 2020
Basel III standardized approach:
Common equity tier 1 capital	$39,103	$38,045
Tier 1 capital	45,517	44,474
Total risk-based capital	53,625	52,602
Risk-weighted assets	396,351	393,648

Common equity tier 1 capital as a percent of risk-weighted assets	9.9%	9.7%
Tier 1 capital as a percent of risk-weighted assets	11.5	11.3
Total risk-based capital as a percent of risk-weighted assets	13.5	13.4
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.4	8.3
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.4	7.3

option to defer the impact of the effect of that guidance at adoption plus 25 percent of its quarterly credit reserve increases over the next two years on its regulatory capital requirements, followed by a three-year transition period to phase in the cumulative deferred impact. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at March 31, 2021 and December 31, 2020. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the CECL methodology under the standardized approach, was 6.6 percent and 9.1 percent, respectively, at March 31, 2021, compared with 6.9 percent and 9.5 percent, respectively, at December 31, 2020. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology was 9.5 percent at March 31, 2021, compared with 9.3 percent at December 31, 2020. Refer to
“Non-GAAP
Financial Measures” beginning on page 30 for further information on these other capital ratios.
Total U.S. Bancorp shareholders’ equity was $51.7 billion at March 31, 2021, compared with $53.1 billion at December 31, 2020. The decrease was primarily the result of changes in unrealized gains and losses on available-for-sale
investment securities included in other comprehensive income (loss), dividends and common share repurchases, partially offset by corporate earnings.
Beginning in March of 2020 and continuing through the remainder of 2020, the Company suspended all common stock repurchases except for those done exclusively in connection with its stock-based compensation programs. This action was initially taken to maintain strong capital levels given the impact and uncertainties of
COVID-19
on the economy and global markets. Due to continued economic uncertainty, the Federal Reserve Board implemented measures beginning in the fourth quarter of 2020 and extending through 2021, restricting capital distributions of all large bank holding companies, including the Company. These restrictions limit the aggregate amount of common stock dividends and share repurchases to an amount that does not exceed the average net income of the four preceding calendar quarters. Based on the results of the December 2020 Federal Reserve Board Stress Test, the Company announced on December 22, 2020 that its Board of Directors had approved an authorization to repurchase up to $3.0 billion of its common stock beginning January 1, 2021.
The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the first quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
January	5,559,648	(b)	$44.91	5,194,648	$2,767
February	5,343,085		49.37	5,343,085	2,503
March	2,838,065		54.13	2,838,065	2,350
Total	13,740,798	(b)	$48.55	13,375,798	$2,350

(a)	All shares were purchased under the $3.0 billion common stock repurchase authorization program announced December 22, 2020.
(b)
Includes 365,000 shares of common stock purchased, at an average price per share of $45.52, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

The Company will continue to monitor the economic environment and will adjust its capital distributions as circumstances warrant. Additional capital distributions are subject to the approval of the Company’s Board of Directors, and will be consistent with regulatory requirements.
Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2020, for further discussion on capital management.

26	U.S. Bancorp

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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2021, certain organization and methodology changes were made and, accordingly, 2020 results were restated and presented on a comparable basis.
Corporate and Commercial Banking
Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit
and public sector clients. Corporate and Commercial Banking contributed $419 million of the Company’s net income in the first quarter of 2021, or an increase of $278 million compared with the first quarter of 2020.
Net revenue decreased $130 million (12.3 percent) in the first quarter of 2021, compared with the first quarter of 2020. Net interest income, on a taxable-equivalent basis, decreased $118 million (15.1 percent) in the first quarter of 2021, compared with the first quarter of 2020. The decrease was primarily due to the impact of declining interest rates on the margin benefit from deposits and lower loan balances, partially offset by favorable deposit mix with higher noninterest-bearing deposit balances and higher loan fees. Noninterest income decreased $12 million (4.4 percent) in the first quarter of 2021, compared with the first quarter of 2020, primarily driven by lower capital markets activities, including trading revenue, and lower commercial leasing fees, partially offset by higher non-yield
loan fees on unused commitments.
Noninterest expense decreased $37 million (8.4 percent) in the first quarter of 2021, compared with the first quarter of 2020, primarily due to lower net shared services expense and production incentives as well as lower marketing and business development expense driven by a reduction in travel as a result of
COVID-19.
The provision for credit losses decreased $464 million in the first quarter of 2021, compared with the first quarter of 2020, primarily due to a favorable change in the reserve allocation driven by improving credit risk ratings.
Consumer and Business Banking
 Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line
services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $671 million of the Company’s net income in the first quarter of 2021, or an increase of $52 million (8.4 percent), compared with the first quarter of 2020.
Net revenue decreased $46 million (2.0 percent) in the first quarter of 2021, compared with the first quarter of 2020. Net interest income, on a taxable-equivalent basis, increased $94 million (6.1 percent) in the first quarter of 2021, compared with the first quarter of 2020, reflecting continued strong growth in deposit balances and loan growth, driven by mortgage and indirect lending as well as by loans made under the SBA’s Paycheck Protection Program and GNMA buybacks. The increase in net interest income also reflected higher loan fees and favorable loan spreads, partially offset by the impact of declining interest rates on deposit spreads. Noninterest income decreased $140 million (18.5 percent) in the first quarter of 2021, compared with the first quarter of 2020, primarily due to lower mortgage banking revenue reflecting a reduction in the fair value of MSRs, net of hedging activities, partially offset by higher production volume and related gain on sale margins compared with the prior year as well as lower deposit service charges.
Noninterest expense increased $51 million (3.8 percent) in the first quarter of 2021, compared with the first quarter of 2020, primarily due to an increase in net shared services expense due to investments in digital capabilities and higher variable compensation related to mortgage banking origination activities. The provision for credit losses decreased $167 million in the first quarter of 2021, compared with the first quarter of 2020, due to a favorable change in the reserve allocation primarily reflecting lower delinquency rates in consumer portfolios and a reduction in end of period outstanding loan balances in the first quarter of 2021 compared with loan growth in the first quarter of 2020.

U.S. Bancorp	27

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking
Three Month Ended March 31 (Dollars in Millions)	2021	2020	Percent Change	2021	2020	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$666	$784	(15.1)%	$1,625	$1,531	6.1%
Noninterest income	259	271	(4.4)	617	757	(18.5)
Total net revenue	925	1,055	(12.3)	2,242	2,288	(2.0)
Noninterest expense	406	443	(8.4)	1,388	1,336	3.9
Other intangibles	–	–	–	3	4	(25.0)
Total noninterest expense	406	443	(8.4)	1,391	1,340	3.8
Income (loss) before provision and income taxes	519	612	(15.2)	851	948	(10.2)
Provision for credit losses	(40)	424	*	(44)	123	*
Income (loss) before income taxes	559	188	*	895	825	8.5
Income taxes and taxable-equivalent adjustment	140	47	*	224	206	8.7
Net income (loss)	419	141	*	671	619	8.4
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income (loss) attributable to U.S. Bancorp	$419	$141	*	$671	$619	8.4
Average Balance Sheet
Commercial	$74,055	$82,167	(9.9)%	$13,378	$8,860	51.0%
Commercial real estate	20,808	21,190	(1.8)	15,151	16,305	(7.1)
Residential mortgages	2	3	(33.3)	70,085	66,634	5.2
Credit card	–	–	–	–	–	–
Other retail	7	8	(12.5)	54,563	54,919	(.6)
Total loans	94,872	103,368	(8.2)	153,177	146,718	4.4
Goodwill	1,647	1,647	–	3,475	3,574	(2.8)
Other intangible assets	5	7	(28.6)	2,491	2,411	3.3
Assets	107,022	115,308	(7.2)	175,541	161,886	8.4
Noninterest-bearing deposits	51,020	29,370	73.7	39,186	27,866	40.6
Interest checking	13,024	14,064	(7.4)	69,785	53,017	31.6
Savings products	46,112	48,207	(4.3)	80,220	64,189	25.0
Time deposits	8,614	18,386	(53.1)	16,871	16,512	2.2
Total deposits	118,770	110,027	7.9	206,062	161,584	27.5
Total U.S. Bancorp shareholders’ equity	13,074	14,182	(7.8)	13,453	13,422	.2

*	Not meaningful

Wealth Management and Investment Services
 Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management and Fund Services. Wealth Management and Investment Services contributed $171 million of the Company’s net income in the first quarter of 2021, or a decrease of $35 million (17.0 percent) compared with the first quarter of 2020.
Net revenue decreased $54 million (7.2 percent) in the first quarter of 2021, compared with the first quarter of 2020. Net interest income, on a taxable-equivalent basis, decreased $80 million (28.2 percent) in the first quarter of 2021, compared with the first quarter of 2020, primarily due to the declining margin benefit from deposits given lower interest rates, partially offset by higher noninterest-bearing deposit balances and favorable deposit mix. Noninterest income increased $26 million (5.6 percent) in the first quarter of 2021, compared with the first quarter of 2020, primarily due to the impact of core business growth on trust and investment management fees and favorable market conditions, partially offset by higher fee waivers related to money market funds.
Noninterest expense increased $9 million (2.0 percent) in the first quarter of 2021, compared with the first quarter of 2020, reflecting increased other noninterest expense and higher salary expense due to merit increases in the first quarter of 2021. The provision for credit losses decreased $16 million (69.6 percent) in the first quarter of 2021, compared with the first quarter of 2020, reflecting a favorable change in the reserve allocation primarily driven by stable credit quality relative to credit quality deterioration in the first quarter of 2020.
Payment Services
 Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $479 million of the Company’s net income in the first quarter of 2021, or an increase of $176 million (58.1 percent) compared with the first quarter of 2020.
Net revenue decreased $42 million (2.9 percent) in the first quarter of 2021, compared with the first quarter

28	U.S. Bancorp

Wealth Management and Investment Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2021	2020	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change

$204	$284	(28.2)%	$628	$661	(5.0)%	$(34)	$(13)	* %	$3,089	$3,247	(4.9)%
492	466	5.6	785	794	(1.1)	228	237	(3.8)	2,381	2,525	(5.7)
696	750	(7.2)	1,413	1,455	(2.9)	194	224	(13.4)	5,470	5,772	(5.2)
459	449	2.2	782	754	3.7	306	292	4.8	3,341	3,274	2.0
2	3	(33.3)	33	35	(5.7)	–	–	–	38	42	(9.5)
461	452	2.0	815	789	3.3	306	292	4.8	3,379	3,316	1.9
235	298	(21.1)	598	666	(10.2)	(112)	(68)	(64.7)	2,091	2,456	(14.9)
7	23	(69.6)	(41)	262	*	(709)	161	*	(827)	993	*
228	275	(17.1)	639	404	58.2	597	(229)	*	2,918	1,463	99.5
57	69	(17.4)	160	101	58.4	52	(139)	*	633	284	*
171	206	(17.0)	479	303	58.1	545	(90)	*	2,285	1,179	93.8
–	–	–	–	–	–	(5)	(8)	37.5	(5)	(8)	37.5
$171	$206	(17.0)	$479	$303	58.1	$540	$(98)	*	$2,280	$1,171	94.7

$4,838	$4,189	15.5%	$8,266	$9,543	(13.4)%	$1,554	$1,228	26.5%	$102,091	$105,987	(3.7)%
514	536	(4.1)	–	–	–	2,313	2,047	13.0	38,786	40,078	(3.2)
5,114	4,255	20.2	–	–	–	–	–	–	75,201	70,892	6.1
–	–	–	21,144	23,836	(11.3)	–	–	–	21,144	23,836	(11.3)
1,977	1,628	21.4	220	309	(28.8)	–	–	–	56,767	56,864	(.2)
12,443	10,608	17.3	29,630	33,688	(12.0)	3,867	3,275	18.1	293,989	297,657	(1.2)
1,619	1,617	.1	3,173	2,856	11.1	–	–	–	9,914	9,694	2.3
42	44	(4.5)	544	557	(2.3)	–	–	–	3,082	3,019	2.1
15,662	13,950	12.3	35,095	38,285	(8.3)	215,414	165,378	30.3	548,734	494,807	10.9
20,277	13,232	53.2	5,264	1,471	*	2,605	2,203	18.2	118,352	74,142	59.6
13,829	10,027	37.9	–	–	–	747	251	*	97,385	77,359	25.9
56,398	56,646	(.4)	132	112	17.9	811	840	(3.5)	183,673	169,994	8.0
1,402	2,169	(35.4)	–	2	*	67	4,240	(98.4)	26,954	41,309	(34.8)
91,906	82,074	12.0	5,396	1,585	*	4,230	7,534	(43.9)	426,364	362,804	17.5
2,634	2,571	2.5	7,480	7,619	(1.8)	16,088	13,352	20.5	52,729	51,146	3.1

of 2020. Net interest income, on a taxable-equivalent basis, decreased $33 million (5.0 percent) in the first quarter of 2021, compared with the first quarter of 2020, primarily due to lower loan balances as a result of higher credit card payment rates, and lower loan fees, mostly offset by higher deposit balances as a result of state unemployment programs utilizing prepaid debit cards. Noninterest income decreased $9 million (1.1 percent) in the first quarter of 2021, compared with the first quarter of 2020, mainly due to the impact of
COVID-19
on consumer spending, particularly related to travel and entertainment activities. However, consumer spending continues to strengthen across most sectors driven by government stimulus, local jurisdictions reducing restrictions and consumer behaviors normalizing, resulting in payment services revenue being essentially flat compared with the prior year. Payment services revenue included higher credit and debit card revenue driven by higher net interchange revenue related to sales volumes and higher prepaid fees as a result of government stimulus programs, offset by lower corporate payment products revenue primarily due to lower business spending related to travel and entertainment and lower merchant processing services revenue driven by lower sales volume and merchant fees.
Noninterest expense increased $26 million (3.3 percent) in the first quarter of 2021, compared with the first quarter of 2020, reflecting incremental costs related to the prepaid card business. The provision for credit losses decreased $303 million in the first quarter of 2021, compared with the first quarter of 2020, primarily due to a favorable change in the reserve allocation due to lower delinquency rates in the first quarter of 2021.
Treasury and Corporate Support
 Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $540 million in the first quarter of 2021, compared with a net loss of $98 million in the first quarter of 2020.
Net revenue decreased $30 million (13.4 percent) in the first quarter of 2021, compared with the first quarter of 2020. Net interest income, on a taxable-equivalent basis, decreased $21 million in the first quarter of 2021, compared with the first quarter of 2020, primarily due to higher premium amortization and lower reinvestment

U.S. Bancorp	29

yields within the investment portfolio compared with the prior year. Noninterest income decreased $9 million (3.8 percent) in the first quarter of 2021, compared with the first quarter of 2020, primarily due to lower other noninterest income driven by lower gains on sales of businesses and tax-advantaged
investment syndication revenue, mostly offset by the impact of favorable market conditions.
Noninterest expense increased $14 million (4.8 percent) in the first quarter of 2021, compared with the first quarter of 2020, primarily due to higher compensation expense as a result of merit increases, and higher performance-based incentives and stock-based compensation as well as related payroll taxes and benefits. These increases were mostly offset by lower
COVID-19
related accruals compared with the first quarter of 2020, including recognizing liabilities related to future delivery exposures for merchant and airline processing, and lower net shared services expense. The provision for credit losses decreased $870 million in the first quarter of 2021, compared with the first quarter of 2020, reflecting the residual impact of changes in the allowance for credit losses being impacted by improving economic conditions.
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

30	U.S. Bancorp

The following table shows the Company’s calculation of these non-GAAP
financial measures:

(Dollars in Millions)	March 31, 2021	December 31, 2020
Total equity	$52,308	$53,725
Preferred stock	(5,968)	(5,983)
Noncontrolling interests	(630)	(630)
Goodwill (net of deferred tax liability) (1)	(8,992)	(9,014)
Intangible assets, other than mortgage servicing rights	(675)	(654)
Tangible common equity (a)	36,043	37,444
Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation	39,103	38,045
Adjustments (2)	(1,732)	(1,733)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology (b)	37,371	36,312
Total assets	553,375	553,905
Goodwill (net of deferred tax liability) (1)	(8,992)	(9,014)
Intangible assets, other than mortgage servicing rights	(675)	(654)
Tangible assets (c)	543,708	544,237
Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company (d)	396,351	393,648
Adjustments (3)	(1,440)	(1,471)
Risk-weighted assets, reflecting the full implementation of the CECL methodology (e)	394,911	392,177

Ratios
Tangible common equity to tangible assets (a)/(c)	6.6%	6.9%
Tangible common equity to risk-weighted assets (a)/(d)	9.1	9.5
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology (b)/(e)	9.5	9.3

	Three Months Ended March 31
	2021	2020
Net interest income	$3,063	$3,223
Taxable-equivalent adjustment (4)	26	24
Net interest income, on a taxable-equivalent basis	3,089	3,247

Net interest income, on a taxable-equivalent basis (as calculated above)	3,089	3,247
Noninterest income	2,381	2,525
Less: Securities gains (losses), net	25	50
Total net revenue, excluding net securities gains (losses) (f)	5,445	5,722

Noninterest expense (g)	3,379	3,316

Efficiency ratio (g)/(f)	62.1%	58.0%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(3)	Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.
(4)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

U.S. Bancorp	31

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, MSRs, and income taxes. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2020.
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

32	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	March 31, 2021	December 31, 2020
	(Unaudited)

Assets
Cash and due from banks	$ 43,501	$ 62,580
Available-for-sale investment securities ($596 and $402 pledged as collateral, respectively) (a)	156,003	136,840
Loans held for sale (including $8,869 and $8,524 of mortgage loans carried at fair value, respectively)	8,991	8,761
Loans
Commercial	104,158	102,871
Commercial real estate	38,432	39,311
Residential mortgages	73,624	76,155
Credit card	20,872	22,346
Other retail	57,341	57,024
Total loans	294,427	297,707
Less allowance for loan losses	(6,343)	(7,314)
Net loans	288,084	290,393
Premises and equipment	3,388	3,468
Goodwill	9,905	9,918
Other intangible assets	3,462	2,864
Other assets (including $1,313 and $1,255 of trading securities at fair value pledged as collateral, respectively) (a)	40,041	39,081
Total assets	$553,375	$553,905

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$126,754	$118,089
Interest-bearing (b)	307,007	311,681
Total deposits	433,761	429,770
Short-term borrowings	12,098	11,766
Long-term debt	37,419	41,297
Other liabilities	17,789	17,347
Total liabilities	501,067	500,180
Shareholders’ equity
Preferred stock	5,968	5,983
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 3/31/21 and 12/31/20—2,125,725,742 shares	21	21
Capital surplus	8,487	8,511
Retained earnings	65,740	64,188
Less cost of common stock in treasury: 3/31/21—628,716,254 shares; 12/31/20—618,618,084 shares	(26,443)	(25,930)
Accumulated other comprehensive income (loss)	(2,095)	322
Total U.S. Bancorp shareholders’ equity	51,678	53,095
Noncontrolling interests	630	630
Total equity	52,308	53,725
Total liabilities and equity	$553,375	$553,905

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	Includes time deposits greater than $250,000 balances of $3.1 billion and $4.4 billion at March 31, 2021 and December 31, 2020, respectively.
See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended March 31
	2021	2020
Interest Income
Loans	$2,724	$3,311
Loans held for sale	67	44
Investment securities	517	692
Other interest income	33	69
Total interest income	3,341	4,116
Interest Expense
Deposits	85	525
Short-term borrowings	16	71
Long-term debt	177	297
Total interest expense	278	893
Net interest income	3,063	3,223
Provision for credit losses	(827)	993
Net interest income after provision for credit losses	3,890	2,230
Noninterest Income
Credit and debit card revenue	336	304
Corporate payment products revenue	126	145
Merchant processing services	318	337
Trust and investment management fees	444	427
Deposit service charges	161	209
Treasury management fees	147	143
Commercial products revenue	280	246
Mortgage banking revenue	299	395
Investment products fees	55	49
Securities gains (losses), net	25	50
Other	190	220
Total noninterest income	2,381	2,525
Noninterest Expense
Compensation	1,803	1,620
Employee benefits	384	352
Net occupancy and equipment	263	276
Professional services	98	99
Marketing and business development	48	74
Technology and communications	359	289
Postage, printing and supplies	69	72
Other intangibles	38	42
Other	317	492
Total noninterest expense	3,379	3,316
Income before income taxes	2,892	1,439
Applicable income taxes	607	260
Net income	2,285	1,179
Net (income) loss attributable to noncontrolling interests	(5)	(8)
Net income attributable to U.S. Bancorp	$2,280	$1,171
Net income applicable to U.S. Bancorp common shareholders	$2,175	$1,088
Earnings per common share	$ 1.45	$ .72
Diluted earnings per common share	$ 1.45	$ .72
Average common shares outstanding	1,502	1,518
Average diluted common shares outstanding	1,503	1,519
See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2021	2020
Net income	$2,285	$1,179
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on investment securities available-for-sale	(3,378)	2,787
Changes in unrealized gains and losses on derivative hedges	99	(257)
Foreign currency translation	25	(13)
Reclassification to earnings of realized gains and losses	18	(6)
Income taxes related to other comprehensive income (loss)	819	(635)
Total other comprehensive income (loss)	(2,417)	1,876
Comprehensive income (loss)	(132)	3,055
Comprehensive (income) loss attributable to noncontrolling interests	(5)	(8)

Comprehensive income (loss) attributable to U.S. Bancorp	$(137)	$3,047
See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2019	1,534	$5,984	$21	$8,475	$63,186	$(24,440)	$(1,373)	$51,853	$630	$52,483
Change in accounting principle (a)					(1,099)			(1,099)		(1,099)
Net income (loss)					1,171			1,171	8	1,179
Other comprehensive income (loss)							1,876	1,876		1,876
Preferred stock dividends (b)					(78)			(78)		(78)
Common stock dividends ($.42 per share)					(636)			(636)		(636)
Issuance of common and treasury stock	3			(108)		117		9		9
Purchase of treasury stock	(31)					(1,649)		(1,649)		(1,649)
Distributions to noncontrolling interests								—	(8)	(8)
Stock option and restricted stock grants				85				85		85

Balance March 31, 2020	1,506	$5,984	$21	$8,452	$62,544	$(25,972)	$503	$51,532	$630	$52,162
Balance December 31, 2020	1,507	$5,983	$21	$8,511	$64,188	$(25,930)	$322	$53,095	$630	$53,725
Net income (loss)					2,280			2,280	5	2,285
Other comprehensive income (loss)							(2,417)	(2,417)		(2,417)
Preferred stock dividends (c)					(90)			(90)		(90)
Common stock dividends ($.42 per share)					(633)			(633)		(633)
Issuance of preferred stock		730						730		730
Call of preferred stock		(745)			(5)			(750)		(750)
Issuance of common and treasury stock	3			(119)		137		18		18
Purchase of treasury stock	(13)					(650)		(650)		(650)
Distributions to noncontrolling interests								—	(5)	(5)
Stock option and restricted stock grants				95				95		95

Balance March 31, 2021	1,497	$5,968	$21	$8,487	$65,740	$(26,443)	$(2,095)	$51,678	$630	$52,308

(a)
Effective January 1, 2020, the Company adopted accounting guidance which changed impairment recognition of financial instruments to a model that is based on expected losses rather than incurred losses. Upon adoption, the Company increased its allowance for credit losses and reduced retained earnings net of deferred taxes through a cumulative-effect adjustment.

(b)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series J and Series K
Non-Cumulative
Perpetual Preferred Stock of $884.722, $221.18, $406.25, $321.88, $662.50 and $343.75, respectively.

(c)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series I, Series J, Series K, Series L and Series M
Non-Cumulative
Perpetual Preferred Stock of $875.00, $218.75, $406.25, $232.953, $662.50, $343.75, $234.375, and $202.778 respectively.

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2021	2020
Operating Activities
Net income attributable to U.S. Bancorp	$2,280	$1,171
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	(827)	993
Depreciation and amortization of premises and equipment	84	87
Amortization of intangibles	38	42
(Gain) loss on sale of loans held for sale	(213)	(303)
(Gain) loss on sale of securities and other assets	(66)	(120)
Loans originated for sale, net of repayments	(20,928)	(10,882)
Proceeds from sales of loans held for sale	20,397	12,032
Other, net	172	(666)
Net cash provided by operating activities	937	2,354
Investing Activities
Proceeds from sales of available-for-sale investment securities	1,062	9,916
Proceeds from maturities of available-for-sale investment securities	12,550	5,649
Purchases of available-for-sale investment securities	(36,182)	(14,937)
Net decrease (increase) in loans outstanding	3,562	(22,272)
Proceeds from sales of loans	1,062	575
Purchases of loans	(1,600)	(893)
Net (increase) decrease in securities purchased under agreements to resell	(26)	788
Other, net	106	(1,085)
Net cash used in investing activities	(19,466)	(22,259)
Financing Activities
Net increase in deposits	3,991	32,938
Net increase in short-term borrowings	332	2,621
Proceeds from issuance of long-term debt	69	11,271
Principal payments or redemption of long-term debt	(3,830)	(156)
Proceeds from issuance of preferred stock	730	–
Proceeds from issuance of common stock	17	9
Repurchase of preferred stock	(500)	–
Repurchase of common stock	(646)	(1,660)
Cash dividends paid on preferred stock	(76)	(71)
Cash dividends paid on common stock	(637)	(647)
Net cash (used in) provided by financing activities	(550)	44,305
Change in cash and due from banks	(19,079)	24,400
Cash and due from banks at beginning of period	62,580	22,405
Cash and due from banks at end of period	$43,501	$46,805
See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form
10-Q
and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2020. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Note 2	Accounting Changes
Reference Interest Rate Transition

In March 2020, the FASB issued accounting guidance, providing temporary optional expedients and exceptions to the guidance in United States generally accepted accounting principles on contract modifications and hedge accounting, to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. Under the guidance, a company can elect not to apply certain modification accounting requirements to contracts affected by reference rate transition, if certain criteria are met. A company that makes this election would not be required to remeasure the contracts at the modification date or reassess a previous accounting determination. This guidance also permits a company to elect various optional expedients that would allow it to continue applying hedge accounting for hedging relationships affected by reference rate transition, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is in the process of evaluating and applying, as applicable, the optional expedients and exceptions in accounting for eligible contract modifications, eligible existing hedging relationships and new hedging relationships available through December 31, 2022. The adoption of this guidance has not had, and is expected to continue to not have, a material impact on the Company’s financial statements.

Note 3	Investment Securities
The Company’s
available-for-sale
investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity. The Company had no outstanding investment securities classified as held-to-maturity
at March 31, 2021 and December 31, 2020.
The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale
investment securities were as follows:

	March 31, 2021				December 31, 2020
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agencies	$24,401	$288	$(372)	$24,317	$21,954	$462	$(25)	$22,391
Mortgage-backed securities
Residential agency	116,629	1,230	(1,683)	116,176	98,031	1,950	(13)	99,968
Commercial agency	6,254	53	(221)	6,086	5,251	170	(15)	5,406
Asset-backed securities	197	5	–	202	200	5	–	205
Obligations of state and political subdivisions	8,687	546	(18)	9,215	8,166	695	–	8,861
Other	7	–	–	7	9	–	–	9
Total available-for-sale	$156,175	$2,122	$(2,294)	$156,003	$133,611	$3,282	$(53)	$136,840
Investment securities with a fair value of $39.3 billion at March 31, 2021, and $11.0 billion at December 31, 2020, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $596 million at March 31, 2021, and $402 million at December 31, 2020.

38	U.S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable
investment securities:

	Three Months Ended March 31
(Dollars in Millions)	2021	2020
Taxable	$455	$640
Non-taxable	62	52
Total interest income from investment securities	$517	$692
The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale
investment securities:

	Three Months Ended March 31
(Dollars in Millions)	2021	2020
Realized gains	$25	$73
Realized losses	–	(23)
Net realized gains	$25	$50
Income tax on net realized gains	$6	$13
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at March 31, 2021 and December 31, 2020.
At March 31, 2021, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale
investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2021:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$9,519	$(372)	$–	$–	$9,519	$(372)
Residential agency mortgage-backed securities	59,916	(1,678)	150	(5)	60,066	(1,683)
Commercial agency mortgage-backed securities	4,130	(221)	6	–	4,136	(221)
Asset-backed securities	–	–	2	–	2	–
Obligations of state and political subdivisions	1,037	(18)	–	–	1,037	(18)
Total investment securities	$74,602	$(2,289)	$158	$(5)	$74,760	$(2,294)
These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of the investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2021, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the three months ended March 31, 2021 and 2020, the Company did not purchase any available-for-sale
investment securities that had more-than-insignificant credit deterioration.

U.S. Bancorp	39

The following table provides information about the amortized cost, fair value and yield by maturity date of the available-for-sale
investment securities outstanding at March 31, 2021:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$4,264	$4,292	.4	1.54%
Maturing after one year through five years	11,534	11,694	2.6	1.15
Maturing after five years through ten years	7,364	7,150	8.1	1.33
Maturing after ten years	1,239	1,181	13.0	1.78
Total	$24,401	$24,317	4.4	1.31%
Mortgage-Backed Securities (a)
Maturing in one year or less	$110	$112	.6	2.07%
Maturing after one year through five years	47,936	49,021	3.6	1.40
Maturing after five years through ten years	74,785	73,077	7.8	1.46
Maturing after ten years	52	52	11.9	1.13
Total	$122,883	$122,262	6.1	1.44%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	.9	2.69%
Maturing after one year through five years	3	4	2.9	1.74
Maturing after five years through ten years	194	197	6.0	1.08
Maturing after ten years	–	1	13.6	2.41
Total	$197	$202	5.9	1.09%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$178	$182	.7	4.21%
Maturing after one year through five years	1,451	1,539	3.5	4.39
Maturing after five years through ten years	6,624	7,066	6.9	3.86
Maturing after ten years	434	428	17.4	2.57
Total	$8,687	$9,215	6.7	3.89%
Other
Maturing in one year or less	$7	$7	.1	2.07%
Maturing after one year through five years	–	–	–	–
Maturing after five years through ten years	–	–	–	–
Maturing after ten years	–	–	–	–
Total	$7	$7	.1	2.07%
Total investment securities (d)	$156,175	$156,003	5.9	1.55%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

(d)	The weighted-average maturity of total available-for-sale investment securities was 3.4 years at December 31, 2020, with a corresponding weighted-average yield of 1.61 percent.
(e)
Weighted-average yields for obligations of state and political subdivisions are presented on a fully-taxable equivalent basis based on a federal income tax rate of 21 percent. Yields on investment securities are computed based on amortized cost balances.

40	U.S. Bancorp

Note 4	Loans and Allowance for Credit Losses
The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	March 31, 2021		December 31, 2020
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$98,847	33.6%	$97,315	32.7%
Lease financing	5,311	1.8	5,556	1.9
Total commercial	104,158	35.4	102,871	34.6
Commercial Real Estate
Commercial mortgages	27,649	9.4	28,472	9.6
Construction and development	10,783	3.6	10,839	3.6
Total commercial real estate	38,432	13.0	39,311	13.2
Residential Mortgages
Residential mortgages	64,238	21.8	66,525	22.4
Home equity loans, first liens	9,386	3.2	9,630	3.2
Total residential mortgages	73,624	25.0	76,155	25.6
Credit Card	20,872	7.1	22,346	7.5
Other Retail
Retail leasing	7,880	2.7	8,150	2.7
Home equity and second mortgages	11,679	4.0	12,472	4.2
Revolving credit	2,536	.9	2,688	.9
Installment	14,562	4.9	13,823	4.6
Automobile	20,527	7.0	19,722	6.6
Student	157	–	169	.1
Total other retail	57,341	19.5	57,024	19.1
Total loans	$294,427	100.0%	$297,707	100.0%
The Company had loans of $94.4 billion at March 31, 2021, and $96.1 billion at December 31, 2020, pledged at the Federal Home Loan Bank, and loans of $65.4 billion at March 31, 2021, and $67.8 billion at December 31, 2020, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $849 million at March 31, 2021 and $763 million at December 31, 2020. All purchased loans are recorded at fair value at the date of purchase. Beginning January 1, 2020, the Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased
credit deteriorated loans.
Allowance for Credit Losses
Beginning January 1, 2020, the allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolio, including unfunded credit commitments. The allowance considers expected losses for the remaining lives of the applicable assets, inclusive of expected recoveries. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which includes increasing consideration of historical loss experience over years two and three. These economic scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining life of the portfolio. The economic scenarios are updated at least quarterly and are designed to provide a range of reasonable estimates, both better and worse than current expectations. Scenarios are weighted based on the Company’s expectation of economic conditions for the foreseeable future and reflect significant judgment and consider uncertainties that exist. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include, but are not limited to, loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions.
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

U.S. Bancorp	41

consumer credit scores, delinquency status, collateral type and available valuation information, consideration of end-of-term
losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. For each loan portfolio, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices, economic conditions or other factors that would affect the accuracy of the model. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off
or expected recoveries on collateral dependent loans where recovery is expected through sale of the collateral. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses. The allowance recorded for individually evaluated loans greater than $5 million in the commercial lending segment is based on an analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans as appropriate.
The allowance recorded for Troubled Debt Restructuring (“TDR”) loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool. TDRs generally do not include loan modifications granted to customers resulting directly from the economic effects of the
COVID-19
pandemic, who were otherwise in current payment status. The expected cash flows on TDR loans consider subsequent payment defaults since modification, the borrower’s ability to pay under the restructured terms, and the timing and amount of payments. The allowance for collateral-dependent loans in the consumer lending segment is determined based on the fair value of the collateral less costs to sell. With respect to the commercial lending segment, TDRs may be collectively evaluated for impairment where observed performance history, including defaults, is a primary driver of the loss allocation. For commercial TDRs individually evaluated for impairment, attributes of the borrower are the primary factors in determining the allowance for credit losses. However, historical loss experience is also incorporated into the allowance methodology applied to this category of loans.
Beginning January 1, 2020, when a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered purchased with more than insignificant credit deterioration. An allowance is established for each population and considers product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status and refreshed LTV ratios when possible. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company did not have a material amount of PCD loans included in its loan portfolio at March 31, 2021.
The Company’s methodology for determining the appropriate allowance for credit losses also considers the imprecision inherent in the methodologies used and allocated to the various loan portfolios. As a result, amounts determined under the methodologies described above, are adjusted by management to consider the potential impact of other qualitative factors not captured in the quantitative model adjustments which include, but are not limited to the following: model imprecision, imprecision in economic scenario assumptions, and emerging risks related to either changes in the environment that are affecting specific portfolios, or changes in portfolio concentrations over time that may affect model performance. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each loan portfolio.
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
Prior to January 1, 2020, the allowance for credit losses was established based on an incurred loss model. The allowance recorded for loans in the commercial lending segment was based on the migration analysis of commercial loans and actual loss experience. The allowance recorded for loans in the consumer lending segment was determined on a homogenous pool basis and primarily included consideration of delinquency status and historical losses. In addition to the amounts determined under the methodologies described above, management also considered the potential impact of qualitative factors.

42	U.S. Bancorp

Activity in the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
Balance at December 31, 2020	$2,423	$1,544	$573	$2,355	$1,115	$8,010
Add
Provision for credit losses	(435)	(19)	(39)	(259)	(75)	(827)
Deduct
Loans charged-off	86	10	5	190	83	374
Less recoveries of loans charged-off	(30)	(17)	(10)	(46)	(48)	(151)
Net loan charge-offs (recoveries )	56	(7)	(5)	144	35	223
Balance at March 31, 2021	$1,932	$1,532	$539	$1,952	$1,005	$6,960
Balance at December 31, 2019	$1,484	$799	$433	$1,128	$647	$4,491
Add
Change in accounting principle (a)	378	(122)	(30)	872	401	1,499
Provision for credit losses	452	162	10	246	123	993
Deduct
Loans charged-off	88	–	8	274	121	491
Less recoveries of loans charged-off	(14)	(2)	(7)	(40)	(35)	(98)
Net loan charge-offs (recoveries )	74	(2)	1	234	86	393
Balance at March 31, 2020	$2,240	$841	$412	$2,012	$1,085	$6,590

(a)
Effective January 1, 2020, the Company adopted accounting guidance which changed impairment recognition of financial instruments to a model that is based on expected losses rather than incurred losses.

The decrease in the allowance for credit losses from December 31, 2020 to March 31, 2021 reflected factors affecting economic conditions during the first quarter of 2021, including the enactment of additional benefits from government stimulus programs, vaccine availability in the United States and reduced levels of new
COVID-19
cases.
Credit Quality
The credit quality of the Company’s loan portfolios is assessed as a function of net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by the Company.
For all loan portfolio classes, loans are considered past due based on the number of days delinquent except for monthly amortizing loans which are classified delinquent based upon the number of contractually required payments not made (for example, two missed payments is considered 30 days delinquent). When a loan is placed on nonaccrual status, unpaid accrued interest is reversed, reducing interest income in the current period.
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

U.S. Bancorp	43

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
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming (b)	Total
March 31, 2021
Commercial	$103,557	$193	$61	$347	$104,158
Commercial real estate	37,953	119	4	356	38,432
Residential mortgages (a)	73,024	204	143	253	73,624
Credit card	20,486	188	198	–	20,872
Other retail	56,878	221	70	172	57,341
Total loans	$291,898	$925	$476	$1,128	$294,427
December 31, 2020
Commercial	$102,127	$314	$55	$375	$102,871
Commercial real estate	38,676	183	2	450	39,311
Residential mortgages (a)	75,529	244	137	245	76,155
Credit card	21,918	231	197	–	22,346
Other retail	56,466	318	86	154	57,024
Total loans	$294,716	$1,290	$477	$1,224	$297,707

(a)
At March 31, 2021, $1.5 billion of loans 30–89 days past due and $1.7 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $1.4 billion and $1.8 billion at December 31, 2020, respectively.

(b)
Substantially all nonperforming loans at March 31, 2021 and December 31, 2020, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $3 million and $5 million for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, the amount of foreclosed residential real estate held by the Company, and included in OREO, was $18 million, compared with $23 million at December 31, 2020. These amounts excluded $29 million and $33 million at March 31, 2021 and December 31, 2020, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at March 31, 2021 and December 31, 2020, was $936 million and $1.0 billion, respectively, of which $756 million and $812 million, respectively, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
The Company classifies its loan portfolio classes using internal credit quality ratings on a quarterly basis. These ratings include pass, special mention and classified, and are an important part of the Company’s overall credit risk management process and evaluation of the allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal credit risk has been identified. Special mention loans are those loans that have a potential weakness deserving management’s close attention. Classified loans are those loans where a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. It is possible that others, given the same information, may reach different reasonable conclusions regarding the credit quality rating classification of specific loans.

44	U.S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	March 31, 2021					December 31, 2020
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total	Pass	Special Mention	Classified (a)	Total Criticized	Total
Commercial
Originated in 2021	$12,604	$313	$218	$531	$13,135	$–	$–	$–	$–	$–
Originated in 2020	28,890	1,003	1,302	2,305	31,195	34,557	1,335	1,753	3,088	37,645
Originated in 2019	15,710	351	223	574	16,284	17,867	269	349	618	18,485
Originated in 2018	10,909	372	151	523	11,432	12,349	351	176	527	12,876
Originated in 2017	4,658	81	181	262	4,920	5,257	117	270	387	5,644
Originated prior to 2017	4,133	168	73	241	4,374	4,954	128	115	243	5,197
Revolving	22,377	206	235	441	22,818	22,445	299	280	579	23,024
Total commercial	99,281	2,494	2,383	4,877	104,158	97,429	2,499	2,943	5,442	102,871

Commercial real estate
Originated in 2021	2,368	39	408	447	2,815	–	–	–	–	–
Originated in 2020	8,889	336	901	1,237	10,126	9,446	461	1,137	1,598	11,044
Originated in 2019	8,788	450	947	1,397	10,185	9,514	454	1,005	1,459	10,973
Originated in 2018	5,296	373	499	872	6,168	6,053	411	639	1,050	7,103
Originated in 2017	2,375	141	350	491	2,866	2,650	198	340	538	3,188
Originated prior to 2017	4,272	151	161	312	4,584	4,762	240	309	549	5,311
Revolving	1,457	5	226	231	1,688	1,445	9	238	247	1,692
Total commercial real estate	33,445	1,495	3,492	4,987	38,432	33,870	1,773	3,668	5,441	39,311

Residential mortgages (b)
Originated in 2021	4,208	–	–	–	4,208	–	–	–	–	–
Originated in 2020	22,053	–	5	5	22,058	23,262	1	3	4	23,266
Originated in 2019	12,084	1	23	24	12,108	13,969	1	17	18	13,987
Originated in 2018	4,989	1	25	26	5,015	5,670	1	22	23	5,693
Originated in 2017	6,091	1	22	23	6,114	6,918	1	24	25	6,943
Originated prior to 2017	23,782	3	335	338	24,120	25,921	2	342	344	26,265
Revolving	1	–	–	–	1	1	–	–	–	1
Total residential mortgages	73,208	6	410	416	73,624	75,741	6	408	414	76,155

Credit card (c)	20,674	–	198	198	20,872	22,149	–	197	197	22,346

Other retail
Originated in 2021	5,690	–	1	1	5,691	–	–	–	–	–
Originated in 2020	15,954	–	6	6	15,960	17,589	–	7	7	17,596
Originated in 2019	10,351	–	16	16	10,367	11,605	–	23	23	11,628
Originated in 2018	5,822	–	20	20	5,842	6,814	–	27	27	6,841
Originated in 2017	3,106	–	14	14	3,120	3,879	–	22	22	3,901
Originated prior to 2017	3,134	–	18	18	3,152	3,731	–	29	29	3,760
Revolving	12,536	–	135	135	12,671	12,647	–	110	110	12,757
Revolving converted to term	495	–	43	43	538	503	–	38	38	541
Total other retail	57,088	–	253	253	57,341	56,768	–	256	256	57,024
Total loans	$283,696	$3,995	$6,736	$10,731	$294,427	$285,957	$4,278	$7,472	$11,750	$297,707
Total outstanding commitments	$629,280	$8,140	$9,239	$17,379	$646,659	$627,606	$8,772	$9,374	$18,146	$645,752

Note:	Year of origination is based on the origination date of a loan or the date when the maturity date, pricing or commitment amount is amended.
(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)
At March 31, 2021, $1.7 billion of GNMA loans 90 days or more past due and $1.3 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $1.8 billion and $1.4 billion at December 31, 2020, respectively.

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

U.S. Bancorp	45

The following table provides a summary of loans modified as TDRs for the periods presented by portfolio class:

	2021			2020
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Commercial	704	$75	$60	999	$99	$101
Commercial real estate	56	86	71	27	21	21
Residential mortgages	336	104	104	90	10	10
Credit card	5,786	33	34	8,415	46	47
Other retail	1,325	37	32	655	15	14
Total loans, excluding loans purchased from GNMA mortgage pools	8,207	335	301	10,186	191	193
Loans purchased from GNMA mortgage pools	559	87	89	1,904	266	260
Total loans	8,766	$422	$390	12,090	$457	$453
Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. At March 31, 2021, 89 residential mortgages, 33 home equity and second mortgage loans and 304 loans purchased from GNMA mortgage pools with outstanding balances of $28 million, $2 million and $52 million, respectively, were in a trial period and have estimated post-modification balances of $28 million, $2 million and $53 million, respectively, assuming permanent modification occurs at the end of the trial period.
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
Loan modifications or concessions granted to borrowers resulting directly from the effects of the
COVID-19
pandemic, who were otherwise in current payment status, are generally not considered to be TDRs. As of March 31, 2021, approximately $7.3 billion of loan modifications included on the Company’s consolidated balance sheet related to borrowers impacted by the
COVID-19
pandemic, consisting primarily of payment deferrals.

46	U.S. Bancorp

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off
or became 90 days or more past due) for the periods presented, that were modified as TDRs within 12 months previous to default:

	2021		2020
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Commercial	285	$16	287	$20
Commercial real estate	7	5	16	10
Residential mortgages	15	2	13	1
Credit card	1,764	9	2,070	10
Other retail	280	5	108	1
Total loans, excluding loans purchased from GNMA mortgage pools	2,351	37	2,494	42
Loans purchased from GNMA mortgage pools	30	4	304	41
Total loans	2,381	$41	2,798	$83
In addition to the defaults in the table above, the Company had a total of 19 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months ended March 31, 2021, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $4 million for the three months ended March 31, 2021.
As of March 31, 2021, the Company had $134 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified in TDRs.

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
off-balance
sheet.
The Company also provides financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company provided $47 million and $8 million of support to the funds during the three months ended March 31, 2021 and 2020, respectively.
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged
investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged
investments in tax expense of $133 million and $150 million for the three months ended March 31, 2021 and 2020, respectively. The Company also recognized $37 million and $99 million of investment tax

U.S. Bancorp	47

credits for the three months ended March 31, 2021 and 2020, respectively. The Company recognized $126 million and $142 million of expenses related to all of these investments for the three months ended March 31, 2021 and 2020, respectively, of which $92 million and $101 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.
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
The following table provides a summary of investments in community development and tax-advantaged
VIEs that the Company has not consolidated:

(Dollars in Millions)	March 31, 2021	December 31, 2020
Investment carrying amount	$5,161	$5,378
Unfunded capital and other commitments	2,236	2,334
Maximum exposure to loss	10,903	11,219
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $35 million at March 31, 2021 and December 31, 2020. The maximum exposure to loss related to these VIEs was $58 million at March 31, 2021 and $57 million at December 31, 2020, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $78 million at March 31, 2021 and December 31, 2020.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged
investments to third parties. At March 31, 2021, approximately $4.8 billion of the Company’s assets and $3.6 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged
investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $4.9 billion and $3.7 billion, respectively, at December 31, 2020. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At March 31, 2021, $1.7 billion of available-for-sale
investment securities and $1.2 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.4 billion of available-for-sale
investment securities and $1.5 billion of short-term borrowings at December 31, 2020.

48	U.S. Bancorp

Note 6	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $211.6 billion of residential mortgage loans for others at March 31, 2021, and $211.8 billion at December 31, 2020, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in a net loss of $120 million and a net gain of $25 million for the three months ended March 31, 2021 and 2020, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $175 million and $186 million for the three months ended March 31, 2021 and 2020, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended March 31
(Dollars in Millions)	2021	2020
Balance at beginning of period	$2,210	$2,546
Rights purchased	16	5
Rights capitalized	319	201
Rights sold (a)	—	1
Changes in fair value of MSRs
Due to fluctuations in market interest rates (b)	486	(743)
Due to revised assumptions or models (c)	(102)	17
Other changes in fair value (d)	(142)	(140)
Balance at end of period	$2,787	$1,887

(a)	MSRs sold include those having a negative fair value, resulting from the loans being severely delinquent.
(b)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
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

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the r
e
lated derivative instruments was as follows:

	March 31, 2021						December 31, 2020
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(563)	$(293)	$(149)	$143	$272	$483	$(442)	$(271)	$(150)	$169	$343	$671
Derivative instrument hedges	611	299	146	(136)	(266)	(513)	523	281	145	(149)	(304)	(625)
Net sensitivity	$48	$6	$(3)	$7	$6	$(30)	$81	$10	$(5)	$20	$39	$46
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

U.S. Bancorp	49

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	March 31, 2021				December 31, 2020
(Dollars in Millions)	HFA	Government	Conventional (d)	Total	HFA	Government	Conventional (d)	Total
Servicing portfolio (a)	$39,757	$23,734	$145,171	$208,662	$40,396	$25,474	$143,085	$208,955
Fair value	$499	$312	$1,976	$2,787	$406	$261	$1,543	$2,210
Value (bps) (b)	126	131	136	134	101	102	108	106
Weighted-average servicing fees (bps)	35	40	30	32	35	40	30	32
Multiple (value/servicing fees)	3.56	3.31	4.47	4.12	2.87	2.56	3.55	3.26
Weighted-average note rate	4.33%	3.88%	3.64%	3.80%	4.43%	3.91%	3.78%	3.92%
Weighted-average age (in years)	3.8	5.9	3.8	4.0	3.8	5.6	4.2	4.3
Weighted-average expected prepayment (constant prepayment rate)	11.2%	13.3%	9.5%	10.3%	14.1%	18.0%	13.8%	14.4%
Weighted-average expected life (in years)	6.8	5.6	6.9	6.7	5.6	4.3	5.5	5.4
Weighted-average option adjusted spread (c)	7.7%	7.3%	6.3%	6.7%	7.7%	7.3%	6.2%	6.6%
(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)	Represents loans sold primarily to GSEs.

Note 7	Preferred Stock
At March 31, 2021 and December 31, 2020, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	March 31, 2021				December 31, 2020
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series I	—	—	—	—	30,000	750	5	745
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	20	730	—	—	—	—
Total preferred stock (a)	209,510	$6,176	$208	$5,968	209,510	$6,176	$193	$5,983

(a)	The par value of all shares issued and outstanding at March 31, 2021 and December 31, 2020, was $1.00 per share.
During the first quarter of 2021, the Company issued depositary shares representing an ownership interest in 30,000 shares of Series M
Non-Cumulative
Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series M Preferred Stock”). The Series M Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum equal to 4.00 percent. The Series M Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after April 15, 2026. The Series M Preferred Stock is redeemable at the Company’s option, in whole, but not in part, prior to April 15, 2026 within 90 days following an official administrative or judicial decision, amendment to, or change in the laws or regulations that would not allow the Company to treat the full liquidation value of the Series M Preferred Stock as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve Board.
During the first quarter of 2021, the Company provided notice of its intent to redeem all outstanding shares of the Series I
Non-Cumulative
Perpetual Preferred Stock (the “Series I Preferred Stock”) during the second quarter of 2021. The Company removed the outstanding liquidation preference amount of the Series I Preferred Stock from shareholders’ equity and included it in other liabilities on the Consolidated Balance Sheet as of March 31, 2021, because upon the notification date it became mandatorily redeemable. The liquidation preference amount equals the redemption price for all outstanding shares of the Series I Preferred Stock. The Company included a $5 million loss in the computation of earnings per diluted common share for the first quarter of 2021, which represents the stock issuance costs recorded in preferred stock upon the issuance of the Series I Preferred Stock that were reclassified to retained earnings on the notification date. On April 15, 2021, the Company redeemed all outstanding shares of the Series I Preferred Stock.

50	U.S. Bancorp

Note 8	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that r
e
quire adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity for the three months ended March 31, is as follows:

(Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2021
Balance at beginning of period	$2,417	$(189)	$(1,842)	$(64)	$322
Changes in unrealized gains and losses	(3,378)	99	—	—	(3,279)
Foreign currency translation adjustment (a)	—	—	—	25	25
Reclassification to earnings of realized gains and losses	(25)	4	39	—	18
Applicable income taxes	861	(26)	(10)	(6)	819
Balance at end of period	$(125)	$(112)	$(1,813)	$(45)	$(2,095)
2020
Balance at beginning of period	$379	$(51)	$(1,636)	$(65)	$(1,373)
Changes in unrealized gains and losses	2,787	(257)	—	—	2,530
Foreign currency translation adjustment (a)	—	—	—	(13)	(13)
Reclassification to earnings of realized gains and losses	(50)	13	31	—	(6)
Applicable income taxes	(692)	62	(8)	3	(635)
Balance at end of period	$2,424	$(233)	$(1,613)	$(75)	$503

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.
Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings for the three months ended March 31, is as follows:

	Impact to Net Income		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2021	2020
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$25	$50	Securities gains (losses), net
	(6)	(13)	Applicable income taxes
	19	37	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(4)	(13)	Interest expense
	1	3	Applicable income taxes
	(3)	(10)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(39)	(31)	Other noninterest expense
	10	8	Applicable income taxes
	(29)	(23)	Net-of-tax

Total impact to net income	$(13)	$4

Note 9	Earnings Per Share
The components of earnings per share were:

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2021	2020
Net income attributable to U.S. Bancorp	$2,280	$1,171
Preferred dividends	(90)	(78)
Impact of preferred stock call (a)	(5)	—
Earnings allocated to participating stock awards	(10)	(5)
Net income applicable to U.S. Bancorp common shareholders	$2,175	$1,088
Average common shares outstanding	1,502	1,518
Net effect of the exercise and assumed purchase of stock awards	1	1
Average diluted common shares outstanding	1,503	1,519
Earnings per common share	$1.45	$.72
Diluted earnings per common share	$1.45	$.72

(a)
Represents stock issuance costs originally recorded in preferred stock upon issuance of the Company’s Series I Preferred Stock that were reclassified to retained earnings on the date the Company announced its intent to redeem the outstanding shares.

U.S. Bancorp	51

Options outstanding at March 31, 2021 and 2020, to purchase 1 million common shares, were not included in the computation of diluted earnings per share for the three months ended March 31, 2021 and 2020, because they were antidilutive.

Note 10	Employee Benefits
The components of net periodic benefit cost for the Company’s retirement p
l
ans were:

	Three Months Ended March 31
	Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2021	2020	2021	2020
Service cost	$66	$59	$—	$—
Interest cost	55	58	—	1
Expected return on plan assets	(112)	(101)	—	(1)
Prior service cost (credit) amortization	—	—	(1)	(1)
Actuarial loss (gain) amortization	42	34	(2)	(2)
Net periodic benefit cost (a)	$51	$50	$(3)	$(3)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

Note 11	Income Taxes
The components of income tax expense were:

	Three Months Ended March 31
(Dollars in Millions)	2021	2020
Federal
Current	$353	$315
Deferred	130	(106)
Federal income tax	483	209
State
Current	94	70
Deferred	30	(19)

State income tax	124	51
Total income tax provision	$607	$260
A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended March 31
(Dollars in Millions)	2021	2020
Tax at statutory rate	$607	$302
State income tax, at statutory rates, net of federal tax benefit	114	59
Tax effect of
Tax credits and benefits, net of related expenses	(93)	(102)
Tax-exempt income	(28)	(29)
Other items	7	30
Applicable income taxes	$607	$260
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2021, federal tax examinations for all years ending through December 31, 2014 are completed and resolved. The Company’s tax returns for the years ended December 31, 2015, 2016, 2017 and 2018 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $1.3 billion at March 31, 2021 and $597 million at December 31, 2020.

52	U.S. Bancorp

Note 12	Derivative Instruments
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
Fair Value Hedges
These derivatives are interest rate swaps the Company uses to hedge the change in fair value related to interest rate changes of its underlying available-for-sale
investment securities and fixed-rate debt. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings.
Cash Flow Hedges
These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At March 31, 2021, the Company had $112 million
(net-of-tax)
of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $189 million
(net-of-tax)
of realized and unrealized losses at December 31, 2020. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the remainder of 2021 and the next 12 months are losses of $31 million
(net-of-tax)
and $39 million
(net-of-tax),
respectively. All cash flow hedges were highly effective for the three months ended March 31, 2021.
Net Investment Hedges
 The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative
debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative
debt instruments designated as net investment hedges was $1.4 billion at March 31, 2021 and December 31, 2020.
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

U.S. Bancorp	53

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2021
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$6,600	$–	1.96	$–	$–	–
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	3,250	–	4.34
Net investment hedges
Foreign exchange forward contracts	781	10	.05	–	–	–
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	6,044	31	.06	11,179	107	.10
Sell	30,218	349	.19	9,364	66	.04
Options
Purchased	18,370	290	3.68	–	–	–
Written	4,373	109	.12	6,740	300	2.33
Receive fixed/pay floating swaps	4,333	–	4.72	6,373	–	10.03
Pay fixed/receive floating swaps	3,379	–	4.20	4,389	–	4.85
Foreign exchange forward contracts	270	1	.06	344	2	.04
Equity contracts	117	–	.33	74	2	.19
Other (a)	311	5	.03	2,096	172	1.92
Total	$74,796	$795		$43,809	$649
December 31, 2020
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$8,400	$–	1.76	$–	$–	–
Pay fixed/receive floating swaps	–	–	–	100	–	9.63
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	–	–	–	3,250	–	4.59
Net investment hedges
Foreign exchange forward contracts	479	–	.06	336	3	.06
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	16,431	73	.50	1,925	5	.07
Sell	10,440	48	.04	28,976	157	.07
Options
Purchased	11,610	121	4.11	–	–	–
Written	5,073	202	.13	7,770	198	2.53
Receive fixed/pay floating swaps	11,064	–	7.31	907	–	23.43
Pay fixed/receive floating swaps	78	–	13.68	8,538	–	5.67
Foreign exchange forward contracts	292	1	.04	341	2	.05
Equity contracts	127	3	.39	45	–	.46
Other (a)	47	1	.11	1,832	183	2.44
Total	$64,041	$449		$54,020	$548

(a)
Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted-average remaining maturity of $1.8 billion, $167 million and 2.25 years at March 31, 2021, respectively, compared to $1.8 billion, $182 million and 2.50 years at December 31, 2020, respectively. In addition, includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $311 million at March 31, 2021, and $47 million at December 31, 2020.

54	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
March 31, 2021
Interest rate contracts
Receive fixed/pay floating swaps	$121,392	$2,416	4.42	$40,305	$494	7.50
Pay fixed/receive floating swaps	39,173	115	7.22	115,251	801	4.32
Other (a)	9,128	2	3.74	6,901	2	4.73
Options
Purchased	80,134	204	1.32	1,465	31	2.71
Written	1,391	31	2.77	75,365	195	1.25
Futures
Buy	921	–	.95	1,628	–	1.14
Sell	1,468	–	1.10	1,310	–	.45
Foreign exchange rate contracts
Forwards, spots and swaps	41,612	1,307	1.09	41,887	1,284	1.25
Options
Purchased	650	23	.98	–	–	–
Written	–	–	–	650	20	.98
Credit contracts	2,906	1	2.68	7,495	10	4.45
Total	$298,775	$4,099		$292,257	$2,837
December 31, 2020
Interest rate contracts
Receive fixed/pay floating swaps	$144,859	$3,782	4.93	$12,027	$99	8.72
Pay fixed/receive floating swaps	15,048	2	8.43	134,963	1,239	4.71
Other (a)	9,921	6	3.75	6,387	3	4.22
Options
Purchased	72,655	111	1.40	1,454	46	2.96
Written	1,736	46	2.76	68,205	81	1.25
Futures
Buy	1,851	–	1.22	924	–	.05
Sell	–	–	–	4,090	–	.72
Foreign exchange rate contracts
Forwards, spots and swaps	44,845	1,590	.96	45,992	1,565	1.13
Options
Purchased	519	14	.90	–	–	–
Written	–	–	–	519	14	.90
Credit contracts	2,876	1	2.75	7,479	7	3.81
Total	$294,310	$5,552		$282,040	$3,054

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.
The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings
(net-of-tax)
for the three months ended March 31:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2021	2020	2021	2020
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$74	$(192)	$(3)	$(10)
Net investment hedges
Foreign exchange forward contracts	7	16	–	–
Non-derivative debt instruments	48	25	–	–

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.

U.S. Bancorp	55

The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of I
n
come for the three months ended March 31:

	Interest Income		Interest Expense
(Dollars in Millions)	2021	2020	2021	2020
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$3,341	$4,116	$278	$893

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	(1)	–	55	(1,035)
Hedged items	1	–	(55)	1,028
Cash flow hedges
Interest rate contract derivatives	–	–	4	13

Note:
The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $15 million into earnings during the three months ended March 31, 2021, as a result of the discontinuance of cash flow hedges. The Company did not reclassify gains or losses into earnings as a result of the discontinuance of cash flow hedges during the three months ended March 31, 2020.

The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities	$–	$99	$(4)	$(1)
Long-term debt	6,713	8,567	800	903

(a)
The cumulative hedging adjustment related to the discontinued hedging relationships on available-for-sale investment securities and long-term debt was
$(4) million and $678

million, respectively, at March 31, 2021. The cumulative hedging adjustment related to discontinued hedging relationships on long-term debt was $726 million at December 31, 2020.

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions for the three months ended March 31:

(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2021	2020
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue/ other noninterest income	$430	$(75)
Purchased and written options	Mortgage banking revenue	12	280
Swaps	Mortgage banking revenue	(390)	729
Foreign exchange forward contracts	Other noninterest income	(3)	17
Equity contracts	Compensation expense	4	(4)
Other	Other noninterest income	–	(1)
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	27	(22)
Purchased and written options	Commercial products revenue	(7)	17
Futures	Commercial products revenue	–	(18)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	19	17
Purchased and written options	Commercial products revenue	–	–
Credit contracts	Commercial products revenue	2	18
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

56	U.S. Bancorp

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at March 31, 2021, was $1.0 billion. At March 31, 2021, the Company had $783 million of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral
over-the-counter
trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $709.6 billion total notional amount of derivative positions at March 31, 2021, $375.4 billion related to bilateral over-the-counter
trades, $319.4 billion related to those centrally cleared through clearinghouses and $14.8 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.
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

U.S. Bancorp	57

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total

March 31, 2021
Repurchase agreements
U.S. Treasury and agencies	$272	$–	$–	$–	$272
Residential agency mortgage-backed securities	588	–	–	–	588
Corporate debt securities	814	–	–	–	814
Total repurchase agreements	1,674	–	–	–	1,674
Securities loaned
Corporate debt securities	230	–	–	–	230
Total securities loaned	230	–	–	–	230
Gross amount of recognized liabilities	$1,904	$–	$–	$–	$1,904
December 31, 2020
Repurchase agreements
U.S. Treasury and agencies	$472	$–	$–	$–	$472
Residential agency mortgage-backed securities	398	–	–	–	398
Corporate debt securities	560	–	–	–	560
Total repurchase agreements	1,430	–	–	–	1,430
Securities loaned
Corporate debt securities	218	–	–	–	218
Total securities loaned	218	–	–	–	218
Gross amount of recognized liabilities	$1,648	$–	$–	$–	$1,648
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
The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

(Dollars in Millions)	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Received (c)
March 31, 2021
Derivative assets (d)	$4,776	$(1,938)	$2,838	$(159)	$(147)	$2,532
Reverse repurchase agreements	403	–	403	(207)	(196)	–
Securities borrowed	1,915	–	1,915	–	(1,862)	53
Total	$7,094	$(1,938)	$5,156	$(366)	$(2,205)	$2,585
December 31, 2020
Derivative assets (d)	$5,744	$(1,874)	$3,870	$(109)	$(287)	$3,474
Reverse repurchase agreements	377	–	377	(262)	(115)	–
Securities borrowed	1,716	–	1,716	–	(1,670)	46
Total	$7,837	$(1,874)	$5,963	$(371)	$(2,072)	$3,520

(a)	Includes $637 million and $898 million of cash collateral related payables that were netted against derivative assets at March 31, 2021 and December 31, 2020, respectively.
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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $118 million and $257 million at March 31, 2021 and December 31, 2020, respectively, of derivative assets not subject to netting arrangements.

58	U.S. Bancorp

(Dollars in Millions)	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Pledged (c)
March 31, 2021
Derivative liabilities (d)	$3,280	$(2,084)	$1,196	$(159)	$–	$1,037
Repurchase agreements	1,674	—	1,674	(207)	(1,465)	2
Securities loaned	230	—	230	—	(227)	3
Total	$5,184	$(2,084)	$3,100	$(366)	$(1,692)	$1,042
December 31, 2020
Derivative liabilities (d)	$3,419	$(2,312)	$1,107	$(109)	$–	$998
Repurchase agreements	1,430	—	1,430	(262)	(1,168)	—
Securities loaned	218	—	218	—	(215)	3
Total	$5,067	$(2,312)	$2,755	$(371)	$(1,383)	$1,001

(a)	Includes $783 million and $1.3 billion of cash collateral related receivables that were netted against derivative liabilities at March 31, 2021 and December 31, 2020, respectively.
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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $206 million and $183 million at March 31, 2021 and December 31, 2020, respectively, of derivative liabilities not subject to netting arrangements.

Note 14	Fair Values of Assets and Liabilities
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

U.S. Bancorp	59

assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the three months ended March 31, 2021 and 2020, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale
 MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a net loss
of $215
million and a net gain of
$93 million for the three months ended March 31, 2021 and 2020, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
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

60	U.S. Bancorp

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
The following table shows the significant valuation assumption ranges for MSRs at March 31, 2021:

	Minimum	Maximum	Weighted- average (a)
Expected prepayment	4%	15%	10%
Option adjusted spread	6	11	7

(a)	Determined based on the relative fair value of the related mortgage loans serviced.
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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at March 31, 2021:

	Minimum	Maximum	Weighted- average (a)
Expected loan close rate	4%	100%	76%
Inherent MSR value (basis points per loan)	53	201	123

(a)	Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At March 31, 2021, the minimum, maximum and weighted
-
average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 95 percent and 1 percent, respectively.

U.S. Bancorp	61

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
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2021
Available-for-sale securities
U.S. Treasury and agencies	$21,406	$2,911	$–	$–	$24,317
Mortgage-backed securities
Residential agency	–	116,176	–	–	116,176
Commercial agency	–	6,086	–	–	6,086
Asset-backed securities	–	195	7	–	202
Obligations of state and political subdivisions	–	9,214	1	–	9,215
Other	–	7	–	–	7
Total available-for-sale	21,406	134,589	8	–	156,003
Mortgage loans held for sale	–	8,869	–	–	8,869
Mortgage servicing rights	–	–	2,787	–	2,787
Derivative assets	7	3,066	1,821	(1,938)	2,956
Other assets	120	2,029	–	–	2,149
Total	$21,533	$148,553	$4,616	$(1,938)	$172,764
Derivative liabilities	$–	$2,821	$665	$(2,084)	$1,402
Short-term borrowings and other liabilities (a)	199	1,890	–	–	2,089
Total	$199	$4,711	$665	$(2,084)	$3,491
December 31, 2020
Available-for-sale securities
U.S. Treasury and agencies	$19,251	$3,140	$–	$–	$22,391
Mortgage-backed securities
Residential agency	–	99,968	–	–	99,968
Commercial agency	–	5,406	–	–	5,406
Asset-backed securities	–	198	7	–	205
Obligations of state and political subdivisions	–	8,860	1	–	8,861
Other	–	9	–	–	9
Total available-for-sale	19,251	117,581	8	–	136,840
Mortgage loans held for sale	–	8,524	–	–	8,524
Mortgage servicing rights	–	–	2,210	–	2,210
Derivative assets	4	3,235	2,762	(1,874)	4,127
Other assets	302	1,601	–	–	1,903
Total	$19,557	$130,941	$4,980	$(1,874)	$153,604
Derivative liabilities	$–	$3,166	$436	$(2,312)	$1,290
Short-term borrowings and other liabilities (a)	85	1,672	–	–	1,757
Total	$85	$4,838	$436	$(2,312)	$3,047

Note:
Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $71 million and $85 million at March 31, 2021 and December 31, 2020, respectively. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first three months of 2021 and 2020, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

62	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2021
Available-for-sale securities
Asset-backed securities	$7	$–		$–	$–	$–	$–		$–	$7	$–
Obligations of state and political subdivisions	1	–		–	–	–	–		–	1	–
Total available-for-sale	8	–		–	–	–	–		–	8	–
Mortgage servicing rights	2,210	242	(a)	–	16	–	319	(c)	–	2,787	242	(a)
Net derivative assets and liabilities	2,326	(935	) (b)	–	2	–	–		(237)	1,156	(900	) (d)

2020
Available-for-sale securities
Asset-backed securities	$8	$–		$–	$–	$–	$–		$–	$8	$–
Obligations of state and political subdivisions	1	–		1	–	–	–		–	2	1
Total available-for-sale	9	–		1	–	–	–		–	10	1
Mortgage servicing rights	2,546	(866	) (a)	–	5	1	201	(c)	–	1,887	(866	) (a)
Net derivative assets and liabilities	810	1,742	(e)	–	4	–	–		(60)	2,496	1,726	(f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $60 million included in mortgage banking revenue and $(995) million included in commercial products revenue.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $78 million included in mortgage banking revenue and $(978) million included in commercial products revenue.
(e)	Approximately $357 million, $1.4 billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)	Approximately $214 million, $1.5 billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	March 31, 2021				December 31, 2020
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$81	$81	$–	$–	$385	$385

Other assets (b)	–	–	9	9	–	–	30	30

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31:

(Dollars in Millions)	2021	2020
Loans (a)	$31	$5

Other assets (b)	1	3

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	6 3

Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	March 31, 2021			December 31, 2020
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$8,869	$8,685	$184	$8,524	$8,136	$388
Nonaccrual loans	1	1	–	1	1	–
Loans 90 days or more past due	1	1	–	2	2	–
Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of March 31, 2021 and December 31, 2020. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2021					December 31, 2020
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$43,501	$43,501	$–	$–	$43,501	$62,580	$62,580	$–	$–	$62,580
Federal funds sold and securities purchased under resale agreements	403	–	403	–	403	377	–	377	–	377
Loans held for sale (a)	122	–	–	122	122	237	–	–	237	237
Loans	288,084	–	–	296,703	296,703	290,393	–	–	300,419	300,419
Other (b)	1,877	–	899	978	1,877	1,772	–	731	1,041	1,772

Financial Liabilities
Time deposits	23,711	–	23,834	–	23,834	30,694	–	30,864	–	30,864
Short-term borrowings (c)	10,009	–	9,963	–	9,963	10,009	–	9,956	–	9,956
Long-term debt	37,419	–	38,086	–	38,086	41,297	–	42,485	–	42,485
Other (d)	3,905	–	1,175	2,730	3,905	4,052	–	1,234	2,818	4,052

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Includes investments in Federal Reserve Bank and Federal Home Loan Bank stock and tax-advantaged investments.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.
(d)	Includes operating lease liabilities and liabilities related to tax-advantaged investments.
The fair value of unfunded commitments, deferred
non-yield
related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield
related loan fees and standby letters of credit was $691 million and $774 million at March 31, 2021 and December 31, 2020, respectively. The carrying value of other guarantees was $
288
 million and $362 million at March 31, 2021 and December 31, 2020, respectively.

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

6 4	U.S. Bancorp

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
Other Guarantees and Contingent Liabilities

The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2021:
(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$68	$9,789
Third party borrowing arrangements	–	–	3
Securities lending indemnifications	8,254	–	8,106
Asset sales	–	82	6,132	(a)
Merchant processing	559	179	91,183
Tender option bond program guarantee	1,720	–	1,493
Other	–	27	1,214

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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2021, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was
$4.9 billion. The Company held collateral of $367 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At March 31, 2021, the liability was $155 million primarily related to these airline processing arrangements.
Asset Sales
The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and

U.S. Bancorp	6 5

warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At March 31, 2021 and December 31, 2020, the Company had reserved $19 million for potential losses from representation and warranty obligations. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of March 31, 2021 and December 31, 2020, the Company had $10 million and $13 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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
Regulatory Matters
The Company is continually subject to examinations, inquiries and investigations in areas of heightened regulatory scrutiny, such as compliance, risk management, third-party risk management and consumer protection. For example, the Consumer Financial Protection Bureau (“CFPB”) is investigating certain of the Company’s consumer sales practices, and the Company has responded and continues to respond to the CFPB. The Company is cooperating fully with all pending examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).
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
non-profit
and public sector clients.

6 6	U.S. Bancorp

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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2021, certain organization and methodology changes were made and, accordingly, 2020 results were restated and presented on a comparable basis.

U.S. Bancorp	6 7

Business segment results for the three months ended March 31 were as follows:

	Corporate and Commercial Banking			Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2021	2020		2021	2020	2021		2020
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$666	$784		$1,625	$1,531	$204		$284
Noninterest income	259	271		617	757	492		466
Total net revenue	925	1,055		2,242	2,288	696		750
Noninterest expense	406	443		1,388	1,336	459		449
Other intangibles	–	–		3	4	2		3
Total noninterest expense	406	443		1,391	1,340	461		452
Income (loss) before provision and income taxes	519	612		851	948	235		298
Provision for credit losses	(40)	424		(44)	123	7		23
Income (loss) before income taxes	559	188		895	825	228		275
Income taxes and taxable-equivalent adjustment	140	47		224	206	57		69
Net income (loss)	419	141		671	619	171		206
Net (income) loss attributable to noncontrolling interests	–	–		–	–	–		–
Net income (loss) attributable to U.S. Bancorp	$419	$141		$671	$619	$171		$206
Average Balance Sheet
Loans	$94,872	$103,368		$153,177	$146,718	$12,443		$10,608
Other earning assets	4,308	4,555		10,203	4,967	279		281
Goodwill	1,647	1,647		3,475	3,574	1,619		1,617
Other intangible assets	5	7		2,491	2,411	42		44
Assets	107,022	115,308		175,541	161,886	15,662		13,950

Noninterest-bearing deposits	51,020	29,370		39,186	27,866	20,277		13,232
Interest-bearing deposits	67,750	80,657		166,876	133,718	71,629		68,842
Total deposits	118,770	110,027		206,062	161,584	91,906		82,074

Total U.S. Bancorp shareholders’ equity	13,074	14,182		13,453	13,422	2,634		2,571

	Payment Services			Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2021	2020		2021	2020	2021		2020
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$628	$661		$(34)	$(13)	$3,089		$3,247
Noninterest income	785 (a)	794	(a)	228	237	2,381	(b)	2,525	(b)
Total net revenue	1,413	1,455		194	224	5,470	(c)	5,772	(c)
Noninterest expense	782	754		306	292	3,341		3,274
Other intangibles	33	35		–	–	38		42
Total noninterest expense	815	789		306	292	3,379		3,316
Income (loss) before provision and income taxes	598	666		(112)	(68)	2,091		2,456
Provision for credit losses	(41)	262		(709)	161	(827)		993
Income (loss) before income taxes	639	404		597	(229)	2,918		1,463
Income taxes and taxable-equivalent adjustment	160	101		52	(139)	633		284
Net income (loss)	479	303		545	(90)	2,285		1,179
Net (income) loss attributable to noncontrolling interests	–	–		(5)	(8)	(5)		(8)
Net income (loss) attributable to U.S. Bancorp	$479	$303		$540	$(98)	$2,280		$1,171
Average Balance Sheet
Loans	$29,630	$33,688		$3,867	$3,275	$293,989		$297,657
Other earning assets	5	6		188,927	140,256	203,722		150,065
Goodwill	3,173	2,856		–	–	9,914		9,694
Other intangible assets	544	557		–	–	3,082		3,019
Assets	35,095	38,285		215,414	165,378	548,734		494,807

Noninterest-bearing deposits	5,264	1,471		2,605	2,203	118,352		74,142
Interest-bearing deposits	132	114		1,625	5,331	308,012		288,662
Total deposits	5,396	1,585		4,230	7,534	426,364		362,804

Total U.S. Bancorp shareholders’ equity	7,480	7,619		16,088	13,352	52,729		51,146

(a)	Presented net of related rewards and rebate costs and certain partner payments of $ 535 million and $ 530 million for the three months ended March 31, 2021 and 2020, respectively.
(b)	Includes revenue generated from certain contracts with customers of $1.7 billion for the three months ended March 31, 2021 and 2020.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements,
the Company recorded $228 million and $238 million of revenue for the three months ended March 31, 2021 and 2020, respectively, primarily consisting of interest income on sales-type and direct financing leases.

68	U.S. Bancorp

Note 17	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to March 31, 2021 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	69

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31
		2021			2020
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$145,520	$534	1.47%	$120,843	$706	2.34%	20.4%
Loans held for sale	10,032	67	2.69	4,748	44	3.75	*
Loans (b)
Commercial	102,091	673	2.67	105,987	941	3.57	(3.7)
Commercial real estate	38,786	305	3.19	40,078	428	4.30	(3.2)
Residential mortgages	75,201	645	3.44	70,892	663	3.74	6.1
Credit card	21,144	578	11.08	23,836	659	11.11	(11.3)
Other retail	56,767	532	3.80	56,864	632	4.47	(.2)
Total loans	293,989	2,733	3.76	297,657	3,323	4.49	(1.2)
Other earning assets	48,170	33	.27	24,474	69	1.14	96.8
Total earning assets	497,711	3,367	2.73	447,722	4,142	3.71	11.2
Allowance for loan losses	(7,272)			(5,588)			(30.1)
Unrealized gain (loss) on investment securities	1,838			1,426			28.9
Other assets	56,457			51,247			10.2
Total assets	$548,734			$494,807			10.9
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$118,352			$74,142			59.6%
Interest-bearing deposits
Interest checking	97,385	6	.02	77,359	39	.21	25.9
Money market savings	124,825	50	.16	121,946	311	1.02	2.4
Savings accounts	58,848	2	.01	48,048	26	.22	22.5
Time deposits	26,954	27	.41	41,309	149	1.46	(34.8)
Total interest-bearing deposits	308,012	85	.11	288,662	525	.73	6.7
Short-term borrowings	13,107	16	.51	20,253	73	1.45	(35.3)
Long-term debt	39,463	177	1.81	43,846	297	2.73	(10.0)
Total interest-bearing liabilities	360,582	278	.31	352,761	895	1.02	2.2
Other liabilities	16,441			16,128			1.9
Shareholders’ equity
Preferred equity	6,213			5,984			3.8
Common equity	46,516			45,162			3.0
Total U.S. Bancorp shareholders’ equity	52,729			51,146			3.1
Noncontrolling interests	630			630			–
Total equity	53,359			51,776			3.1
Total liabilities and equity	$548,734			$494,807			10.9
Net interest income		$3,089			$3,247
Gross interest margin			2.42%			2.69%
Gross interest margin without taxable-equivalent increments			2.40%			2.67%
Percent of Earning Assets
Interest income			2.73%			3.71%
Interest expense			.23			.80
Net interest margin			2.50%			2.91%
Net interest margin without taxable-equivalent increments			2.48%			2.89%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

70	U.S. Bancorp

Part II — Other Information
Item 1. Legal Proceedings
— See the information set forth in Note 15 in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors
— There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, for discussion of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
— Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 of this Report for information regarding shares repurchased by the Company during the first quarter of 2021.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of U.S. Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

U.S. Bancorp	71

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ LISA R. STARK

Dated: May 4, 2021		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

72	U.S. Bancorp

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

/S/ ANDREW CECERE
Andrew Cecere
Chief Executive Officer
Dated: May 4, 2021

U.S. Bancorp	73

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/S/ TERRANCE R. DOLAN
Terrance R. Dolan Chief Financial Officer
Dated: May 4, 2021

74	U.S. Bancorp

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)
The Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021 (the “Form
10-Q”)
of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ ANDREW CECERE	/s/ TERRANCE R. DOLAN
Andrew Cecere Chief Executive Officer Dated: May 4, 2021	Terrance R. Dolan Chief Financial Officer

U.S. Bancorp	75

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
Computershare
462 South 4
th
Street, Suite 1600
Louisville, KY 40202
Telephone representatives are available weekdays from 8 a.m. to 6 p.m., Central Time, and automated support is available 24 hours a day, seven days a week. Specific information about your account is available on Computershare’s Investor Center website.
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