Form 10-Q
period 2021-06-30
US BANCORP \DE\
filed 2021-08-03
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2021
Common Stock, $0.01 Par Value	1,482,622,714 shares

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2021	2020	Percent Change	2021	2020	Percent Change
Condensed Income Statement
Net interest income	$3,137	$3,200	(2.0)%	$6,200	$6,423	(3.5)%
Taxable-equivalent adjustment (a)	27	24	12.5	53	48	10.4
Net interest income (taxable-equivalent basis) (b)	3,164	3,224	(1.9)	6,253	6,471	(3.4)
Noninterest income	2,619	2,614	.2	5,000	5,139	(2.7)
Total net revenue	5,783	5,838	(.9)	11,253	11,610	(3.1)
Noninterest expense	3,387	3,318	2.1	6,766	6,634	2.0
Provision for credit losses	(170)	1,737	*	(997)	2,730	*
Income before taxes	2,566	783	*	5,484	2,246	*
Income taxes and taxable-equivalent adjustment	578	88	*	1,211	372	*
Net income	1,988	695	*	4,273	1,874	*
Net (income) loss attributable to noncontrolling interests	(6)	(6)	—	(11)	(14)	21.4
Net income attributable to U.S. Bancorp	$1,982	$689	*	$4,262	$1,860	*
Net income applicable to U.S. Bancorp common shareholders	$1,914	$614	*	$4,089	$1,702	*
Per Common Share
Earnings per share	$1.29	$.41	* %	$2.73	$1.13	* %
Diluted earnings per share	1.28	.41	*	2.73	1.12	*
Dividends declared per share	.42	.42	—	.84	.84	—
Book value per share (c)	31.74	30.46	4.2
Market value per share	56.97	36.82	54.7
Average common shares outstanding	1,489	1,506	(1.1)	1,495	1,512	(1.1)
Average diluted common shares outstanding	1,490	1,507	(1.1)	1,497	1,513	(1.1)
Financial Ratios
Return on average assets	1.44%	.51%		1.56%	.72%
Return on average common equity	16.3	5.3		17.6	7.5
Net interest margin (taxable-equivalent basis) (a)	2.53	2.62		2.52	2.76
Efficiency ratio (b)	59.0	57.6		60.5	57.8
Net charge-offs as a percent of average loans outstanding	.25	.55		.28	.54
Average Balances
Loans	$294,284	$318,107	(7.5)%	$294,138	$307,882	(4.5)%
Loans held for sale	7,825	6,307	24.1	8,922	5,527	61.4
Investment securities (d)	160,615	120,867	32.9	153,109	120,856	26.7
Earning assets	500,751	494,119	1.3	499,239	470,921	6.0
Assets	551,365	544,306	1.3	550,057	519,556	5.9
Noninterest-bearing deposits	125,297	95,106	31.7	121,844	84,624	44.0
Deposits	429,210	403,303	6.4	427,795	383,053	11.7
Short-term borrowings	16,462	25,738	(36.0)	14,794	22,995	(35.7)
Long-term debt	36,190	46,385	(22.0)	37,817	45,116	(16.2)
Total U.S. Bancorp shareholders’ equity	52,962	52,241	1.4	52,846	51,693	2.2

	June 30, 2021	December 31, 2020
Period End Balances
Loans	$296,912	$297,707	(.3)%
Investment securities	160,288	136,840	17.1
Assets	558,886	553,905	.9
Deposits	437,182	429,770	1.7
Long-term debt	36,360	41,297	(12.0)
Total U.S. Bancorp shareholders’ equity	53,039	53,095	(.1)
Asset Quality
Nonperforming assets	$1,059	$1,298	(18.4)%
Allowance for credit losses	6,610	8,010	(17.5)
Allowance for credit losses as a percentage of period-end loans	2.23%	2.69%
Capital Ratios
Common equity tier 1 capital	9.9%	9.7%
Tier 1 capital	11.5	11.3
Total risk-based capital	13.4	13.4
Leverage	8.5	8.3
Total leverage exposure	6.8	7.3
Tangible common equity to tangible assets (b)	6.8	6.9
Tangible common equity to risk-weighted assets (b)	9.3	9.5
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (b)	9.5	9.3

*	Not meaningful
(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 33.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)
Excludes unrealized gains and losses on
available-for-sale
investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale
to
held-to-maturity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW
Earnings Summary
U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $2.0 billion for the second quarter of 2021, or $1.28 per diluted common share, compared with $689 million, or $0.41 per diluted common share, for the second quarter of 2020. Return on average assets and return on average common equity were 1.44 percent and 16.3 percent, respectively, for the second quarter of 2021, compared with 0.51 percent and 5.3 percent, respectively, for the second quarter of 2020.
Total net revenue for the second quarter of 2021 was $55 million (0.9 percent) lower than the second quarter of 2020, reflecting a 2.0 percent decrease in net interest income (1.9 percent on a taxable-equivalent basis) and a 0.2 percent increase in noninterest income. The decrease in net interest income from the second quarter of 2020 was primarily due to the impact of lower interest rates compared with the prior year and declining average loan balances, partially offset by changes in deposit and funding mix as well as higher loan fees related to the Small Business Administration (“SBA”) Paycheck Protection Program. The noninterest income increase was driven by improvements in payment services revenue, deposit service charges and other noninterest income, mostly offset by lower mortgage banking revenue, commercial products revenue and securities gains.
Noninterest expense in the second quarter of 2021 was $69 million (2.1 percent) higher than the second quarter of 2020, reflecting increases in personnel expense, primarily related to performance-based incentive compensation and employee benefits expense driven by substantially improving financial results, as well as higher technology and communications expense and marketing and business development expense, partially offset by lower net occupancy and equipment expense and other noninterest expense.
The provision for credit losses for the second quarter of 2021 was a benefit of $170 million, which was $1.9 billion lower than the second quarter of 2020, driven by a decrease in the allowance for credit losses during the second quarter of 2021 as a result of improvement in credit quality and the global economy, compared with an increase in the allowance for credit losses during the second quarter of 2020. Net charge-offs in the second quarter of 2021 were $180 million, compared with $437 million in the second quarter of 2020. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Net income attributable to U.S. Bancorp for the first six months of 2021 was $4.3 billion, or $2.73 per diluted common share, compared with $1.9 billion, or $1.12 per diluted common share, for the first six months of 2020. Return on average assets and return on average common equity were 1.56 percent and 17.6 percent, respectively, for the first six months of 2021, compared with 0.72 percent and 7.5 percent, respectively, for the first six months of 2020.
Total net revenue for the first six months of 2021 was $357 million (3.1 percent) lower than the first six months of 2020, reflecting a 3.5 percent decrease in net interest income (3.4 percent on a taxable-equivalent basis) and a 2.7 percent decrease in noninterest income. The decrease in net interest income from the first six months of 2020 was primarily due to the impact of lower interest rates compared with the prior year, declining average loan balances and higher premium amortization in the investment portfolio related to mortgage refinance activities, partially offset by changes in deposit and funding mix as well as higher loan fees related to the SBA’s Paycheck Protection Program. The noninterest income decrease was driven by lower mortgage banking revenue, commercial products revenue and securities gains, partially offset by improvements in payment services revenue, trust and investment management fees and other noninterest income.
Noninterest expense in the first six months of 2021 was $132 million (2.0 percent) higher than the first six months of 2020, reflecting increases in personnel expense and technology and communications expense, partially offset by lower net occupancy and equipment expense and other noninterest expense.
The provision for credit losses for the first six months of 2021 was a benefit of $997 million, which was $3.7 billion lower than the first six months of 2020, driven by a decrease in the allowance for credit losses during the first six months of 2021 as a result of improvement in credit quality and the global economy,

U.S. Bancorp	3

compared with an increase in the allowance for credit losses during the first six months of 2020. Net charge-offs in the first six months of 2021 were $403 million, compared with $830 million in the first six months of 2020. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
STATEMENT OF INCOME ANALYSIS
Net Interest Income
 Net interest income, on a taxable-equivalent basis, was $3.2 billion in the second quarter and $6.3 billion in the first six months of 2021, representing decreases of $60 million (1.9 percent) and $218 million (3.4 percent), respectively, compared with the same periods of 2020. The decreases were primarily due to the impact of lower interest rates compared with the prior year and lower loan volumes, partially offset by changes in deposit and funding mix as well as higher loan fees. Net interest income further decreased in the first six months of 2021, compared with the first six months of 2020, due to higher premium amortization related to securities prepayments. Average earning assets were $6.6 billion (1.3 percent) higher in the second quarter and $28.3 billion (6.0 percent) higher in the first six months of 2021, compared with the same periods of 2020, reflecting increases in investment securities while average loans decreased due to continued paydowns by corporate customers that accessed the capital markets. The increase in average earning assets in the second quarter of 2021, compared with the second quarter of 2020, was further offset by lower other earning assets, primarily driven by lower cash balances as the Company continues to purchase mortgage-backed, U.S. Treasury and state and political securities. The net interest margin, on a taxable-equivalent basis, in the second quarter and first six months of 2021 was 2.53 percent and 2.52 percent, respectively, compared with 2.62 percent and 2.76 percent in the second quarter and first six months of 2020, respectively. The decrease in net interest margin from the prior year was primarily due to the mix of earning assets and higher premium amortization within the investment portfolio, partially offset by the net benefit of funding composition and higher loan fees. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Average total loans in the second quarter and first six months of 2021 were $23.8 billion (7.5 percent) and $13.7 billion (4.5 percent) lower, respectively, than the same periods of 2020. The decreases were primarily due to lower commercial loans driven by continued paydowns by corporate customers that accessed the capital markets, lower commercial real estate loans as a result of customer paydowns, and lower credit card loans driven by higher customer payment rates. These decreases were partially offset by growth in residential mortgages driven by loan repurchases from the Government National Mortgage Association (“GNMA”), as well as growth in other retail loans. The increase in other retail loans reflected growth in installment loans due to the impact of
COVID-19
on recreational vehicle sales, partially offset by lower home equity and second mortgages as more customers chose to refinance their existing first lien residential mortgage balances during the prior year due to the low interest rate environment.
Average investment securities in the second quarter and first six months of 2021 were $39.7 billion (32.9 percent) and $32.3 billion (26.7 percent) higher, respectively, than the same periods of 2020, primarily due to purchases of mortgage-backed, U.S. Treasury and state and political securities, net of prepayments and maturities.
Average total deposits for the second quarter and first six months of 2021 were $25.9 billion (6.4 percent) and $44.7 billion (11.7 percent) higher, respectively, than the same periods of 2020, including the acquisition of deposit balances from State Farm Bank in the fourth quarter of 2020. Average noninterest-bearing deposits for the second quarter and first six months of 2021 were $30.2 billion (31.7 percent) and $37.2 billion (44.0 percent) higher, respectively, than the same periods of 2020, reflecting increases across all business lines. Average total savings deposits for the second quarter and first six months of 2021 were $14.4 billion (5.4 percent) and $24.1 billion (9.4 percent) higher, respectively, than the same periods of the prior year, driven by increases in Consumer and Business Banking balances, partially offset by decreases in Corporate and Commercial Banking balances. The growth in average noninterest-bearing and total savings deposits was primarily a result of the actions by the federal government to increase liquidity in the financial system and government stimulus programs. Average time deposits for the second quarter and first six months of 2021 were $18.7 billion (43.0 percent) and $16.5 billion (39.0 percent) lower, respectively, than the same periods of 2020, primarily driven by decreases in those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.

4	U.S. Bancorp

Table 2	Noninterest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2021	2020	Percent Change	2021	2020	Percent Change
Credit and debit card revenue	$396	$284	39.4%	$732	$588	24.5%
Corporate payment products revenue	138	101	36.6	264	246	7.3
Merchant processing services	374	266	40.6	692	603	14.8
Trust and investment management fees	446	434	2.8	890	861	3.4
Deposit service charges	176	133	32.3	337	342	(1.5)
Treasury management fees	160	137	16.8	307	280	9.6
Commercial products revenue	280	355	(21.1)	560	601	(6.8)
Mortgage banking revenue	346	648	(46.6)	645	1,043	(38.2)
Investment products fees	60	45	33.3	115	94	22.3
Securities gains (losses), net	43	81	(46.9)	68	131	(48.1)
Other	200	130	53.8	390	350	11.4
Total noninterest income	$2,619	$2,614	.2%	$5,000	$5,139	(2.7)%

Provision for Credit Losses
 The provision for credit losses was a benefit of $170 million for the second quarter and $997 million for the first six months of 2021, representing decreases of $1.9 billion and $3.7 billion, respectively, from the same periods of 2020. The decreases were driven by the Company decreasing the allowance for credit losses in 2021 as a result of improvement in credit quality and the global economy, compared with the Company increasing the allowance for credit losses in 2020 due to deteriorating economic conditions related to
COVID-19.
Net charge-offs decreased $257 million (58.8 percent) and $427 million (51.4 percent) in the second quarter and first six months of 2021, respectively, compared with the same periods of the prior year, primarily due to lower credit card, commercial and other retail loan net charge-offs. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income
 Noninterest income was $2.6 billion in the second quarter and $5.0 billion in the first six months of 2021, representing an increase of $5 million (0.2 percent) and a decrease of $139 million (2.7 percent), respectively, compared with the same periods of 2020. The changes from a year ago reflected higher payment services revenue, trust and investment management fees and other noninterest income, offset by lower mortgage banking revenue, commercial products revenue and securities gains. In addition, the increase in noninterest income in the second quarter of 2021, compared with the second quarter of 2020, reflected higher deposit services charges. During 2020, payment services revenue had been adversely affected by the impact of the
COVID-19
pandemic on consumer and business spending, particularly related to travel and entertainment activities. However, spending has continued to strengthen across most sectors driven by government stimulus, local jurisdictions reducing restrictions and consumer behaviors normalizing. As a result, payment services revenue increased in the second quarter and first six months of 2021, compared with the same periods of 2020. The components of payment services revenue included strong growth in credit and debit card revenue driven by higher net interchange revenue related to sales volume and prepaid card processing activities related to government stimulus programs as well as stronger transaction and cash advance fees. Corporate payment products revenue increased primarily due to improving business spending, while merchant processing services revenue increased driven by higher sales volume. Trust and investment management fees increased primarily due to business growth and favorable market conditions. Other noninterest income increased primarily due to higher retail leasing end of term residual gains and related fees and higher tax-advantaged
investment syndication revenue. The increase in other noninterest income in the first six months of 2021, compared with the first six months of 2020, was partially offset by lower gains on sales of certain businesses in the first six months of 2021. Deposit service charges increased in the second quarter of 2021, compared with the second quarter of 2020, primarily due to higher customer activity and ATM processing revenue. Mortgage banking revenue decreased in the second quarter of 2021, compared with the second quarter of 2020, driven by lower production volume and related gain on sale margins, partially offset by increases in mortgage servicing rights (“MSRs”) valuations, net of hedging activities. The decrease in mortgage banking revenue in the first six months of 2021, compared with the first six months of 2020, was due to lower production volume and related gain on sale margins, along with declines in MSR valuations, net of hedging activities. Commercial products revenue decreased in the second quarter and first six months of 2021, compared with the same periods of the prior year, primarily due to lower capital markets activity and trading revenue, partially offset by higher non-yield
loan fees as a result of higher unused commitments.

U.S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2021	2020	Percent Change	2021	2020	Percent Change
Compensation	$1,798	$1,685	6.7%	$3,601	$3,305	9.0%
Employee benefits	337	314	7.3	721	666	8.3
Net occupancy and equipment	258	271	(4.8)	521	547	(4.8)
Professional services	108	106	1.9	206	205	.5
Marketing and business development	90	67	34.3	138	141	(2.1)
Technology and communications	362	309	17.2	721	598	20.6
Postage, printing and supplies	65	72	(9.7)	134	144	(6.9)
Other intangibles	40	43	(7.0)	78	85	(8.2)
Other	329	451	(27.1)	646	943	(31.5)
Total noninterest expense	$3,387	$3,318	2.1%	$6,766	$6,634	2.0%
Efficiency ratio (a)	59.0%	57.6%		60.5%	57.8%

a)	See Non-GAAP Financial Measures beginning on page 33.

Noninterest Expense
 Noninterest expense was $3.4 billion in the second quarter and $6.8 billion in the first six months of 2021, representing increases of $69 million (2.1 percent) and $132 million (2.0 percent), respectively, over the same periods of 2020. The increases from the prior year reflected higher compensation expense, employee benefits expense, and technology and communications expense, partially offset by lower net occupancy and equipment expense, and other noninterest expense. Compensation expense increased due to higher performance-based incentives, merit increases and revenue-related compensation driven by business production. Employee benefits expense increased primarily due to higher payroll taxes and related benefits, higher medical claims expense and higher pension expense. Technology and communications expense increased primarily due to higher call center volume related to prepaid cards and capital expenditures supporting business technology investments. Noninterest expense further increased in the second quarter of 2021, compared with the second quarter of 2020, due to higher marketing and business development expense driven by the timing of marketing campaigns supporting business development. Net occupancy and equipment expense decreased in the second quarter and first six months of 2021, compared with the same periods of the prior year, primarily due to branch closures. Other noninterest expense decreased primarily due to higher
COVID-19
related expenses in 2020 including recognizing liabilities related to future delivery exposures for merchant and airline processing, as well as lower costs related to tax-advantaged
projects and lower Federal Deposit Insurance Corporation (“FDIC”) insurance expense in 2021.
Income Tax Expense
 The provision for income taxes was $551 million (an effective rate of 21.7 percent) for the second quarter and $1.2 billion (an effective rate of 21.3 percent) for the first six months of 2021, compared with $64 million (an effective rate of 8.4 percent) and $324 million (an effective rate of 14.7 percent) for the same periods of 2020, respectively. The increases in the tax rates were due to the marginal impact of providing taxes on higher pretax earnings in 2021. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans
 The Company’s loan portfolio was $296.9 billion at June 30, 2021, compared with $297.7 billion at December 31, 2020, a decrease of $795 million (0.3 percent). The decrease was driven by lower residential mortgages, commercial real estate loans and credit card loans, partially offset by higher other retail loans and commercial loans.
Residential mortgages held in the loan portfolio decreased $2.8 billion (3.7 percent) at June 30, 2021, compared with December 31, 2020, due to customers paying down balances in the first six months of 2021. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Commercial real estate loans decreased $541 million (1.4 percent) at June 30, 2021, compared with December 31, 2020, the result of customers paying down balances.
Credit card loans decreased $530 million (2.4 percent) at June 30, 2021, compared with December 31, 2020, reflecting higher customer payment rates.
Other retail loans increased $2.4 billion (4.2 percent) at June 30, 2021, compared with December 31, 2020, due to increases in auto loans and installment loans, partially offset by decreases in home equity loans and retail leasing balances.

6	U.S. Bancorp

Commercial loans increased $650 million (0.6 percent) at June 30, 2021, compared with December 31, 2020, reflecting the impact of loans made under the SBA Paycheck Protection Program during the first six months of 2021, partially offset by paydowns by corporate customers that accessed the capital markets.
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
Loans Held for Sale
 Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $5.9 billion at June 30, 2021, compared with $8.8 billion at December 31, 2020. The decrease in loans held for sale was principally due to a lower level of mortgage loan closings in the second quarter of 2021, compared with the fourth quarter of 2020. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).
Investment Securities
 Available-for-sale
investment securities totaled $160.3 billion at June 30, 2021, compared with $136.8 billion at December 31, 2020. The $23.4 billion (17.1 percent) increase was primarily due to $25.7 billion of net investment purchases, partially offset by a $2.2 billion unfavorable change in net unrealized gains (losses) on available-for-sale
investment securities. The Company had no outstanding investment securities classified as held-to-maturity
at June 30, 2021 and December 31, 2020.
The Company’s
available-for-sale
investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At June 30, 2021, the Company’s net unrealized gains on available-for-sale
investment securities were $980 million, compared with $3.2 billion at December 31, 2020. The unfavorable change in net unrealized gains (losses) was primarily due to decreases in the fair value of mortgage-backed and U.S. Treasury securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale
investment securities totaled $1.2 billion at June 30, 2021, compared with $53 million at December 31, 2020. At June 30, 2021, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.
Deposits
 Total deposits were $437.2 billion at June 30, 2021, compared with $429.8 billion at December 31, 2020. The $7.4 billion (1.7 percent) increase in total deposits reflected an increase in noninterest-bearing deposits, partially offset by decreases in time and total savings deposits. Noninterest-bearing deposits increased $17.1 billion (14.4 percent) at June 30, 2021, compared with December 31, 2020, primarily due to higher Wealth Management and Investment Services, Corporate and Commercial Banking, and Consumer and Business Banking balances. Time deposits decreased $6.9 billion (22.5 percent) at June 30, 2021, compared with December 31, 2020, driven by a decrease in those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity

Table 4	Available-for-Sale Investment Securities

	June 30, 2021				December 31, 2020
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)
U.S. Treasury and agencies	$22,603	$22,655	4.5	1.35%	$21,954	$22,391	3.8	1.37%
Mortgage-backed securities (a)	127,005	127,283	5.7	1.54	103,282	105,374	3.0	1.47
Asset-backed securities (a)	194	200	5.7	.90	200	205	6.2	1.47
Obligations of state and political subdivisions (b) (c)	9,499	10,143	6.5	3.76	8,166	8,861	6.3	3.99
Other	7	7	3.9	2.07	9	9	.1	1.81
Total investment securities	$159,308	$160,288	5.6	1.65%	$133,611	$136,840	3.4	1.61%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

U.S. Bancorp	7

characteristics, along with a decrease in Consumer and Business Banking balances. Money market deposit balances decreased $14.8 billion (11.5 percent) at June 30, 2021, compared with December 31, 2020, primarily due to lower Wealth Management and Investment Services, and Corporate and Commercial Banking balances. Interest checking balances increased $6.6 billion (6.9 percent), driven by higher Consumer and Business Banking, and Wealth Management and Investment Services balances. Savings account balances increased $5.4 billion (9.5 percent), primarily due to higher Consumer and Business Banking balances.
Borrowings
 The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $13.4 billion at June 30, 2021, compared with $11.8 billion at December 31, 2020. The $1.6 billion (14.0 percent) increase in short-term borrowings was primarily due to higher commercial paper balances. Long-term debt was $36.4 billion at June 30, 2021, compared with $41.3 billion at December 31, 2020. The $4.9 billion (12.0 percent) decrease was primarily due to $3.7 billion of bank note repayments and maturities, $1.0 billion of medium-term note repayments and a $1.0 billion decrease in Federal Home Loan Bank (“FHLB”) advances, partially offset by $1.0 billion of bank note issuances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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
oversight and governance is managed through a centralized command center with frequent reporting to the Managing Committee and ERC. The Board of Directors also oversees the Company’s responsiveness to the
COVID-19
pandemic. Credit risk is the risk of loss associated with a change in the credit profile or the failure of a borrower or counterparty to meet its contractual obligations. Interest rate risk is the potential reduction of net interest income or market valuations as a result of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale
securities, mortgage loans held for sale (“MLHFS”), MSRs and derivatives that are accounted for on a fair value basis. Liquidity risk is the possible inability to fund obligations or new business at a reasonable cost and in a timely manner. Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, people (including human errors or misconduct), or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, financial losses, and reputational damage if it fails to adhere to compliance requirements and the Company’s compliance policies. Strategic risk is the risk to current or projected financial condition arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputation risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships or services, or continue serving existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended

8	U.S. Bancorp

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
Form 10-K
for the year ended December 31, 2020, for a more detailed discussion on credit risk management processes.
The Company manages its credit risk, in part, through diversification of its loan portfolio which is

U.S. Bancorp	9

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
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off
portfolio. Home equity or second mortgage loans are junior lien closed-end
accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a
10-
or
15-year
fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a
10-
or
15-year
draw period during which a minimum payment is equivalent to the monthly interest, followed by a
20-
or
10-year
amortization period, respectively. At June 30, 2021, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.2 billion, or 12 percent, of the outstanding home equity line balances at June 30, 2021, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates, consumer bankruptcy filings and other macroeconomic factors, customer payment history and credit scores, and in some cases, updated loan-to-value
(“LTV”) information reflecting current market conditions on real estate-based loans. These and other risk characteristics, including risk resulting from the
COVID-19
pandemic, are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.
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
loan-to-value
(“CLTV”) is the

10	U.S. Bancorp

combination of the first mortgage original principal balance and the second lien outstanding principal balance, relative to the current estimate of property value. Certain loans do not have an LTV or CLTV, primarily due to lack of availability of relevant automated valuation model and/or home price indices values, or lack of necessary valuation data on acquired loans.
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at June 30, 2021:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$3,110	$56,674	$59,784	81.5%
Over 80% through 90%	5	2,495	2,500	3.4
Over 90% through 100%	—	214	214	.3
Over 100%	—	78	78	.1
No LTV available	—	20	20	—
Loans purchased from GNMA mortgage pools (a)	—	10,770	10,770	14.7
Total (b)	$3,115	$70,251	$73,366	100.0%

(a)
Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(b)	At June 30, 2021, approximately $469 million of residential mortgage balances were considered sub-prime.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$9,560	$638	$10,198	91.3%
Over 80% through 90%	460	274	734	6.6
Over 90% through 100%	75	30	105	.9
Over 100%	48	5	53	.5
No LTV/CLTV available	70	3	73	.7
Total (a)	$10,213	$950	$11,163	100.0%

(a)	At June 30, 2021, approximately $42 million of home equity and second mortgage balances were considered sub-prime.
Home equity and second mortgages were $11.2 billion at June 30, 2021, compared with $12.5 billion at December 31, 2020, and included $3.3 billion of home equity lines in a first lien position and $7.9 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at June 30, 2021, included approximately $2.9 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $5.0 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.
The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at June 30, 2021:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$2,922	$4,996	$7,918
Percent 30—89 days past due	.32%	.30%	.31%
Percent 90 days or more past due	.07%	.04%	.05%
Weighted-average CLTV	62%	60%	61%
Weighted-average credit score	781	780	780
See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.
Loan Delinquencies
Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $376 million at June 30, 2021, compared with $477 million at December 31, 2020. These balances exclude loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off
timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.13 percent at June 30, 2021 compared with 0.16 percent at December 31, 2020.

U.S. Bancorp	11

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	June 30, 2021	December 31, 2020
Commercial
Commercial	.04%	.06%
Lease financing	—	—
Total commercial	.04	.05
Commercial Real Estate
Commercial mortgages	—	—
Construction and development	.03	.02
Total commercial real estate	.01	.01
Residential Mortgages (a)	.16	.18
Credit Card	.70	.88
Other Retail
Retail leasing	.03	.05
Home equity and second mortgages	.36	.36
Other	.05	.10
Total other retail	.10	.15
Total loans	.13%	.16%

90 days or more past due including nonperforming loans	June 30, 2021	December 31, 2020
Commercial	.32%	.42%
Commercial real estate	.81	1.15
Residential mortgages (a)	.49	.50
Credit card	.70	.88
Other retail	.39	.42
Total loans	.47%	.57%

(a)
Delinquent loan ratios exclude $1.7 billion at June 30, 2021, and $1.8 billion at December 31, 2020, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 2.80 percent at June 30, 2021, and 2.87 percent at December 31, 2020.

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Residential Mortgages (a)
30-89 days	$174	$244	.24%	.32%
90 days or more	118	137	.16	.18
Nonperforming	244	245	.33	.32
Total	$536	$626	.73%	.82%
Credit Card
30-89 days	$157	$231	.72%	1.04%
90 days or more	153	197	.70	.88
Nonperforming	—	—	—	—
Total	$310	$428	1.42%	1.92%
Other Retail
Retail Leasing
30-89 days	$25	$35	.31%	.43%
90 days or more	2	4	.03	.05
Nonperforming	13	13	.17	.16
Total	$40	$52	.51%	.64%
Home Equity and Second Mortgages
30-89 days	$38	$68	.33%	.54%
90 days or more	40	45	.36	.36
Nonperforming	129	107	1.16	.86
Total	$207	$220	1.85%	1.76%
Other (b)
30-89 days	$140	$215	.35%	.60%
90 days or more	20	37	.05	.10
Nonperforming	29	34	.07	.09
Total	$189	$286	.47%	.79%

(a)
Excludes $1.3 billion of loans
30-89
days past due and $1.7 billion of loans 90 days or more past due at June 30, 2021, purchased from GNMA mortgage pools that continue to accrue interest, compared with $1.4 billion and $1.8 billion at December 31, 2020, respectively.

(b)	Includes revolving credit, installment, automobile and student loans.

12	U.S. Bancorp

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
Troubled Debt Restructurings
Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At June 30, 2021, performing TDRs were $3.4 billion, compared with $3.6 billion at December 31, 2020.
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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At June 30, 2021 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$143	5.1%	2.9%	$135	(a)	$278
Commercial real estate	140	—	—	166	(b)	306
Residential mortgages	1,481	4.4	4.3	136		1,617	(d)
Credit card	229	7.9	4.0	—		229
Other retail	187	9.2	5.3	45	(c)	232	(e)
TDRs, excluding loans purchased from GNMA mortgage pools	2,180	5.0	4.0	482		2,662
Loans purchased from GNMA mortgage pools (g)	1,219	—	—	—		1,219	(f)
Total	$3,399	3.2%	2.5%	$482		$3,881

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
(d)
Includes $251 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $28 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(e)
Includes $77 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $16 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(f)
Includes $179 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $174 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(g)
Approximately 12.7 percent and 38.9 percent of the total TDR loans purchased from GNMA mortgage pools are
30-89
days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

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
COVID-19 Payment Relief
The Company has offered payment relief, including forbearance, payment deferrals and other customer accommodations, to assist borrowers that have experienced financial hardship resulting from the effects of the
COVID-19
pandemic. The majority of these borrowers were not delinquent on payments at the time they received the payment relief. From March 2020 through June 30, 2021, the Company had approved approximately 389,000 loan modifications for these borrowers, representing approximately $24.5 billion. The loans modified consisted primarily of payment forbearance or deferrals of 90 days or less. A portion of the borrowers who received account modifications are no longer participating in these payment relief programs, as the programs are generally short-term; and at June 30, 2021, approximately 39,000 accounts, representing approximately $5.4 billion, were currently in an active payment relief program. The recognition of delinquent or nonaccrual loans and loan net charge-offs may be delayed for those customers enrolled in these payment relief programs who would have otherwise moved into past due or nonaccrual status, as these customer accounts do not continue to age during the period the payment delay is provided.

The following table summarizes borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic at June 30, 2021, as a percentage of the Company’s loans and loan balances:

	Percentage of Loan Accounts in Payment Relief Programs	Percentage of Loan Balances in Payment Relief Programs	Program Details
Commercial	.04%	.02%	Primarily 3 month payment deferral up to a maximum of 6 months; interest continues to accrue with various payment options

Commercial real estate	.19	.75	Primarily 3 month payment deferral up to a maximum of 6 months; interest continues to accrue with various payment options

Residential mortgages (a)	1.69	1.99	Primarily 6 month payment forbearance, which may be extended up to 18 months; interest continues to accrue; cumulative payments suspended during forbearance period are either paid-off
			immediately or under a short-term repayment plan, or addressed through a permanent loan modification that either requires repayment at maturity or through restructured payments over time

Credit cards	.05	.10	Primarily payment reduction up to 6 months; payment relief of up to 3 months; interest continues to accrue

Other retail	.26	.46	Home equity loan programs are similar to residential mortgage programs; programs for other loan portfolios are primarily 2 month payment deferral up to a maximum of 4 months; interest continues to accrue
Total loans (a)	.11%	.66%

Note:
Payment relief generally includes payment deferrals, forbearances, extensions and re-ages,
and excludes loans made under the Small Business Administration’s (“SBA”) Paycheck Protection Program, as amounts due under that program are expected to be fully forgiven by the SBA.

(a)
Excludes loans purchased from GNMA mortgage pools, whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. At June 30, 2021, 30.53 percent of the total number of accounts and 32.56 percent of the total loan balances of loans purchased from GNMA mortgage pools were to borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic. Including these loans, 8.59 percent of the total number of accounts and 6.48 percent of the total balances of residential mortgages were to borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic. Including these loans, .29 percent of the total number of accounts and 1.84 percent of the total balances of all loans were to borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic.

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
At June 30, 2021, total nonperforming assets were $1.1 billion, compared to $1.3 billion at December 31, 2020. The $239 million (18.4 percent) decrease in nonperforming assets was driven by decreases in nonperforming commercial real estate and commercial loans, partially offset by an increase in nonperforming other retail loans. The ratio of total nonperforming assets to total loans and other real estate was 0.36 percent at June 30, 2021, compared with 0.44 percent at December 31, 2020. Nonperforming assets are expected to continue to decline over the next several quarters, but may remain elevated over a longer recovery period for certain industries and loan categories most impacted by the pandemic.
OREO was $17 million at June 30, 2021, compared with $24 million at December 31, 2020, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Residential
California	$3	$2	.01%	.01%
New York	3	2	.24	.17
Oregon	2	2	.07	.07
Illinois	1	2	.02	.04
Minnesota	1	3	.02	.05
All other states	7	12	.02	.03
Total residential	17	23	.02	.03
Commercial
Iowa	—	1	—	.04
All other states	—	—	—	—
Total commercial	—	1	—	—
Total	$17	$24	.01%	.01%

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	June 30, 2021	December 31, 2020
Commercial
Commercial	$247	$321
Lease financing	44	54
Total commercial	291	375
Commercial Real Estate
Commercial mortgages	224	411
Construction and development	88	39
Total commercial real estate	312	450
Residential Mortgages (b)	244	245
Credit Card	—	—
Other Retail
Retail leasing	13	13
Home equity and second mortgages	129	107
Other	29	34
Total other retail	171	154
Total nonperforming loans	1,018	1,224
Other Real Estate (c)	17	24
Other Assets	24	50
Total nonperforming assets	$1,059	$1,298
Accruing loans 90 days or more past due (b)	$376	$477
Nonperforming loans to total loans	.34%	.41%
Nonperforming assets to total loans plus other real estate (c)	.36%	.44%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2020	$854	$444	$1,298
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	239	122	361
Advances on loans	6	1	7
Total additions	245	123	368
Reductions in nonperforming assets
Paydowns, payoffs	(155)	(54)	(209)
Net sales	(165)	(10)	(175)
Return to performing status	(93)	(41)	(134)
Charge-offs (d)	(79)	(10)	(89)
Total reductions	(492)	(115)	(607)
Net additions to (reductions in) nonperforming assets	(247)	8	(239)
Balance June 30, 2021	$607	$452	$1,059

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)
Excludes $1.7 billion at June 30, 2021, and $1.8 billion at December 31, 2020, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)
Foreclosed GNMA loans of $24 million at June 30, 2021, and $33 million at December 31, 2020, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Commercial
Commercial	.11%	.34%	.16%	.31%
Lease financing	.08	.43	.19	.39
Total commercial	.11	.35	.16	.32
Commercial Real Estate
Commercial mortgages	—	.25	(.09)	.12
Construction and development	—	.11	.09	.04
Total commercial real estate	—	.22	(.04)	.10
Residential Mortgages	(.05)	(.02)	(.04)	(.01)
Credit Card	2.81	4.28	2.79	4.11
Other Retail
Retail leasing	(.05)	1.58	—	1.24
Home equity and second mortgages	(.11)	—	(.09)	.01
Other	.20	.54	.29	.67
Total other retail	.10	.56	.18	.58
Total loans	.25%	.55%	.28%	.54%

Analysis of Loan Net Charge-Offs
 Total loan net charge-offs were $180 million for the second quarter and $403 million for the first six months of 2021, compared with $437 million and $830 million, respectively, for the same periods of 2020. The year-over-year decreases in net charge-offs were primarily due to lower credit card, commercial and other retail loan net charge-offs. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2021 was 0.25 percent and 0.28 percent, respectively, compared with 0.55 percent and 0.54 percent, respectively, for the same periods of 2020.
Charge-off
rates benefitted from improving economic conditions, borrower liquidity and strong asset prices in the market that support repayment and recovery on problem loans. The Company expects net charge-offs to return to more normalized levels over time as the economy rebounds and consumer spending behaviors resume.
Analysis and Determination of the Allowance for Credit Losses
 The allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolio, including unfunded credit commitments. The allowance considers expected losses for the remaining lives of the applicable assets, inclusive of expected recoveries. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which includes increasing consideration of historical loss experience over years two and three. These economic scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining life of the portfolio. The economic scenarios are updated at least quarterly and are designed to provide a range of reasonable estimates from better to worse than current expectations. Scenarios are weighted based on the Company’s expectation of economic conditions for the foreseeable future and reflect significant judgment and consideration of uncertainties that exist. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include, but are not limited to, loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments, which is included in other liabilities in the Consolidated Balance Sheet. Both the allowance for loan losses and the liability for unfunded credit commitments are included in the Company’s analysis of credit losses and reported reserve ratios.
The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include, but are not limited to, macroeconomic variables such as unemployment rates, real estate prices, gross domestic product levels and corporate bonds spreads, as well as loan and borrower characteristics, such as internal risk ratings on commercial loans and consumer credit

U.S. Bancorp	17

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
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At June 30, 2021, the Company serviced the first lien on 37 percent of the home equity loans and lines in a junior lien position. The Company also considers the status of first lien mortgage accounts reported on customer credit bureau files when the first lien is not serviced by the Company. Regardless of whether the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $255 million or 2.3 percent of its total home equity portfolio at June 30, 2021, represented non-delinquent
junior liens where the first lien was delinquent or modified, excluding loans in COVID-related forbearance programs.
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
Beginning January 1, 2020, when a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered purchased with more than insignificant credit deterioration. An allowance is established for each population and considers product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status and refreshed LTV ratios when possible. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company did not have a material amount of PCD loans included in its loan portfolio at June 30, 2021.
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

18	U.S. Bancorp

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
At June 30, 2021, the allowance for credit losses was $6.6 billion (2.23 percent of period-end
loans), compared with an allowance of $8.0 billion (2.69 percent of period-end
loans) at December 31, 2020. The ratio of the allowance for credit losses to nonperforming loans was 649 percent at June 30, 2021, compared with 654 percent at December 31, 2020. The ratio of the allowance for credit losses to annualized loan net charge-offs was 916 percent at June 30, 2021, compared with 448 percent of full year 2020 net charge-offs at December 31, 2020.
The decrease in the allowance for credit losses of $1.4 billion (17.5 percent) at June 30, 2021, compared with December 31, 2020, reflected factors affecting economic conditions during the first six months of 2021, including the enactment of additional benefits from government stimulus programs, vaccine availability in the United States and reduced levels of new
COVID-19
cases, which have contributed to an economic recovery. However, rising inflationary concerns and the impact of pandemic stress continue to weigh on select portfolios. In addition to these factors, expected loss estimates consider various factors including customer specific information impacting changes in risk ratings, projected delinquencies and potential effects of diminishing liquidity without support of mortgage forbearance and direct federal stimulus. Currently, consumer credit trends continue to perform better than expected, while select commercial portfolios most impacted by
COVID-19
continue to be monitored for structural shifts associated with the pandemic.
Changes in economic conditions during the first six months of 2021 included improvements in projected gross domestic product and unemployment levels for 2021, which reflected the additional government stimulus and availability of vaccines. These factors are evaluated through a combination of quantitative calculations using economic scenarios and qualitative assessments that consider the high degree of uncertainty related to the unprecedented levels of both economic stress and the stimulus response.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
United States unemployment rate for the three months ending (a)
June 30, 2021	5.8%	7.1%
September 30, 2021	5.2	7.0
December 31, 2021	4.5	6.8
United States real gross domestic product for the three months ending (b)
June 30, 2021	1.7%	(1.1)%
September 30, 2021	3.4	.1
December 31, 2021	5.1	1.5

(a)	Reflects quarterly average of forecasted reported United States unemployment rate.
(b)	Reflects cumulative change from December 31, 2019.

U.S. Bancorp	19

Baseline economic forecasts are used in combination with alternative scenarios and historical loss experience as is considered reasonable and supportable to inform the Company’s allowance for credit losses. Changes in the allowance for credit losses are based on a variety of factors, including loan balance changes, portfolio credit quality and mix changes, and changes in general economic conditions and expectations (including for unemployment and gross domestic product), among other factors. Based on economic conditions at June 30, 2021, it was difficult to estimate the length and severity of the longer term effects on certain industry sectors that may result from
COVID-19
and the impact of other factors that may influence the level of eventual losses and corresponding requirements for the allowance for credit losses, including the impact of inflationary pressures on certain lending sectors and diminishing liquidity after economic stimulus programs and accommodations delaying mortgage and rent payments end. While reserves consider the uncertainty in these estimates, the unpredictability of the
COVID-19
pandemic could result in the recognition of credit losses in the Company’s loan portfolios and increases in the allowance for credit losses. Scenarios worse than the Company’s expected outcome at June 30, 2021 include risks that government stimulus in response to the
COVID-19
pandemic is less effective than expected, or that a longer or more severe health crisis prolongs the downturn in economic activity, potentially reducing the number of businesses that are ultimately able to resume operations after the crisis has passed. Other factors considered include the potential of rising interest rates and unsupported increases in the values of certain assets.
The allowance for credit losses related to commercial lending segment loans decreased $720 million during the first six months of 2021, due to improvements in general economic conditions and portfolio credit quality that included some return of economic activity in certain industry sectors affected by
COVID-19.
The following table summarizes the Company’s commercial lending segment credit exposure to customers within the industry sectors most impacted by
COVID-19,
as a percentage of total loans and legal commitments outstanding at June 30, 2021:

	Loans	Outstanding Commitments
Retail	3.4%	4.8%
Energy (includes Oil and gas)	.8	2.1
Media and entertainment	1.7	2.1
Lodging	1.2	.9
Airline	.3	.5
The allowance for credit losses related to consumer lending segment loans decreased $680 million during the first six months of 2021, due to improving economic risks, including those due to decreased unemployment, along with continued strong underlying credit quality that supports expectations of long-term repayment.

20	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2021	2020	2021	2020
Balance at beginning of period	$6,960	$6,590	$8,010	$4,491
Change in accounting principle (a)	—	—	—	1,499
Charge-Offs
Commercial
Commercial	54	117	134	198
Lease financing	4	8	10	15
Total commercial	58	125	144	213
Commercial real estate
Commercial mortgages	3	19	8	19
Construction and development	1	4	6	4
Total commercial real estate	4	23	14	23
Residential mortgages	5	3	10	11
Credit card	192	265	382	539
Other retail
Retail leasing	4	36	15	61
Home equity and second mortgages	2	6	6	11
Other	49	64	117	155
Total other retail	55	106	138	227
Total charge-offs	314	522	688	1,013
Recoveries
Commercial
Commercial	28	12	56	24
Lease financing	3	2	5	4
Total commercial	31	14	61	28
Commercial real estate
Commercial mortgages	3	—	20	1
Construction and development	1	1	1	2
Total commercial real estate	4	1	21	3
Residential mortgages	15	6	25	13
Credit card	44	36	90	76
Other retail
Retail leasing	5	3	15	9
Home equity and second mortgages	5	6	11	10
Other	30	19	62	44
Total other retail	40	28	88	63
Total recoveries	134	85	285	183
Net Charge-Offs
Commercial
Commercial	26	105	78	174
Lease financing	1	6	5	11
Total commercial	27	111	83	185
Commercial real estate
Commercial mortgages	—	19	(12)	18
Construction and development	—	3	5	2
Total commercial real estate	—	22	(7)	20
Residential mortgages	(10)	(3)	(15)	(2)
Credit card	148	229	292	463
Other retail
Retail leasing	(1)	33	—	52
Home equity and second mortgages	(3)	—	(5)	1
Other	19	45	55	111
Total other retail	15	78	50	164
Total net charge-offs	180	437	403	830
Provision for credit losses	(170)	1,737	(997)	2,730
Balance at end of period	$6,610	$7,890	$6,610	$7,890
Components
Allowance for loan losses	$6,026	$7,383
Liability for unfunded credit commitments	584	507
Total allowance for credit losses	$6,610	$7,890
Allowance for Credit Losses as a Percentage of
Period-end loans	2.23%	2.54%
Nonperforming loans	649	737
Nonperforming and accruing loans 90 days or more past due	474	485
Nonperforming assets	624	673
Annualized net charge-offs	916	449

(a)
Effective January 1, 2020, the Company adopted accounting guidance which changed impairment recognition of financial instruments to a model that is based on expected losses rather than incurred losses.

U.S. Bancorp	21

Residual Value Risk Management
 The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2021, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2020. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2020, for further discussion on residual value risk management.
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

22	U.S. Bancorp

Table 9	Sensitivity of Net Interest Income

	June 30, 2021				December 31, 2020
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(2.67)%	2.84%	*	4.59%	(4.48)%	4.58%	*	6.57%
*	Given the level of interest rates, downward rate scenario is not computed.

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
Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At June 30, 2021, the Company had $10.0 billion of forward commitments to sell, hedging $4.6 billion of MLHFS and $8.8 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.
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
LIBOR Transition
 In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. In March 2021, the FCA and the administrator of LIBOR announced that LIBOR will no longer be published on a representative basis after December 31, 2021, except for the most commonly used tenors of United States Dollar LIBOR which will no longer be published after June 30, 2023. The Company holds financial instruments that will be impacted by the discontinuance of LIBOR, including certain loans,

U.S. Bancorp	23

investment securities, derivatives, borrowings and other financial instruments that use LIBOR as the benchmark rate. The Company also provides various services to customers in its capacities as trustee and servicer, which involve financial instruments that will be similarly impacted by the discontinuance of LIBOR. The Company anticipates these financial instruments will require transition to a new reference rate. This transition will occur over time as many of these arrangements do not have an alternative rate referenced in their contracts or a clear path for the parties to agree upon an alternative reference rate. In order to facilitate the transition process, the Company has instituted a LIBOR Transition Office and commenced an enterprise-wide project to identify, assess, monitor and mitigate risks associated with the expected discontinuance or unavailability of LIBOR, actively engage with industry working groups and regulators, achieve operational readiness for the use of alternative reference rates and engage impacted customers to remediate and transition impacted instruments. Starting in 2020, the Company began modifying its systems, models, procedures and internal infrastructure to be prepared to accept alternative reference rates. The Company also adopted industry best practice guidelines for fallback language for new transactions, converted its cleared interest rate swaps discounting to Secured Overnight Financing Rate discounting, and distributed communications related to the transition to certain impacted parties, both inside and outside the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, for further discussion on potential risks that could adversely affect the Company’s financial results as a result of the LIBOR transition.
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
The average, high, low and
period-end
one-day
VaR amounts for the Company’s Covered Positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2021	2020
Average	$2	$2
High	4	3
Low	1	1
Period-end	2	3
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the six months ended June 30, 2021. Given the market volatility in the first quarter of 2020 resulting from effects of the
COVID-19
pandemic, the Company experienced actual losses for its combined Covered Positions that exceeded VaR five times during the six months ended June 30, 2020. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

24	U.S. Bancorp

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year
look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and
period-end
one-day
Stressed VaR amounts for the Company’s Covered Positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2021	2020
Average	$7	$6
High	9	8
Low	5	4
Period-end	8	7
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
one-year
look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Six Months Ended June 30 (Dollars in Millions)	2021	2020
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$10	$7
High	19	22
Low	5	2
Mortgage Servicing Rights and Related Hedges
Average	$4	$18
High	11	54
Low	1	6
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
sheet and
off-balance
sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at Federal Reserve Bank’s Discount Window. At June 30, 2021, the fair value of unencumbered investment securities totaled $129.5 billion, compared with $125.9 billion at December 31, 2020. Refer to Note 3 of the Notes to Consolidated Financial Statements and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At June 30, 2021, the Company could have borrowed a total of an additional $92.6 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost
funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $437.2 billion at June 30, 2021, compared with $429.8 billion at December 31, 2020. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $36.4 billion at June 30, 2021, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $13.4 billion at

U.S. Bancorp	25

June 30, 2021, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At June 30, 2021, parent company long-term debt outstanding was $19.8 billion, compared with $20.9 billion at December 31, 2020. The decrease was primarily due to $1.0 billion of medium-term note repayments. As of June 30, 2021, there was $500 million of parent company debt scheduled to mature in the remainder of 2021.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a
30-day
stressed period. At June 30, 2021, the Company was compliant with this requirement.
Beginning July 1, 2021, the Company is also subject to a regulatory Net Stable Funding Ratio (“NSFR”) requirement which requires banks to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year
time horizon. At June 30, 2021, the Company was compliant with this requirement.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2020, for further discussion on liquidity risk management.
European Exposures
The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for both the three and six months ended June 30, 2021. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2021, the Company had an aggregate amount on deposit with European banks of approximately $11.9 billion, predominately with the Central Bank of Ireland and Bank of England.
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

26	U.S. Bancorp

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2021	December 31, 2020
Basel III standardized approach:
Common equity tier 1 capital	$39,691	$38,045
Tier 1 capital	46,103	44,474
Total risk-based capital	53,625	52,602
Risk-weighted assets	401,301	393,648

Common equity tier 1 capital as a percent of risk-weighted assets	9.9%	9.7%
Tier 1 capital as a percent of risk-weighted assets	11.5	11.3
Total risk-based capital as a percent of risk-weighted assets	13.4	13.4
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.5	8.3
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	6.8	7.3

Capital Management
 The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2020, the Company elected to adopt a rule issued in 2020 by its regulators which permits banking organizations who adopt accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology during 2020, the option to defer the impact of the effect of that guidance at adoption plus 25 percent of its quarterly credit reserve increases over the next two years on its regulatory capital requirements, followed by a three-year transition period to phase in the cumulative deferred impact. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at June 30, 2021 and December 31, 2020. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the CECL methodology under the standardized approach, was 6.8 percent and 9.3 percent, respectively, at June 30, 2021, compared with 6.9 percent and 9.5 percent, respectively, at December 31, 2020. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology was 9.5 percent at June 30, 2021, compared with 9.3 percent at December 31, 2020. Refer to
“Non-GAAP
Financial Measures” beginning on page 33 for further information on these other capital ratios.
Total U.S. Bancorp shareholders’ equity was $53.0 billion at June 30, 2021, compared with $53.1 billion at December 31, 2020. The decrease was primarily the result of common share repurchases, dividends and changes in unrealized gains and losses on available-for-sale
investment securities included in other comprehensive income (loss), partially offset by corporate earnings.
Beginning in March of 2020 and continuing through the remainder of 2020, the Company suspended all common stock repurchases except for those done exclusively in connection with its stock-based compensation programs. This action was initially taken to maintain strong capital levels given the impact and uncertainties of
COVID-19
on the economy and global markets. Due to continued economic uncertainty, the Federal Reserve Board implemented measures beginning in the third quarter of 2020 and extending through the second quarter of 2021, restricting capital distributions of all large bank holding companies, including the Company. These restrictions limited the aggregate amount of common stock dividends and share repurchases to an amount that did not exceed the average net income of the four preceding calendar quarters. Based on the results of the December 2020 Federal Reserve Board Stress Test, the Company announced on December 22, 2020 that its Board of Directors had approved an authorization to repurchase up to $3.0 billion of its common stock beginning January 1, 2021. The Company further announced on June 28, 2021 that based on the results of the 2021 Federal Reserve Board Annual Stress Test, its existing share repurchase program will remain in effect and its Board of Directors is expected to approve a 9.5 percent increase to its third quarter dividend payable in October 2021.

U.S. Bancorp	27

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the second quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
April	7,704,580		$57.94	7,704,580	$1,903
May	4,404,761		60.62	4,404,761	1,636
June	3,074,640	(b)	59.45	2,899,640	1,463
Total	15,183,981	(b)	$59.02	15,008,981	$1,463

(a)	All shares were purchased under the $3.0 billion common stock repurchase authorization program announced December 22, 2020.
(b)
Includes 175,000 shares of common stock purchased, at an average price per share of $55.90, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

The Company will continue to monitor its capital position and may adjust its capital distributions based on economic conditions and its financial performance. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and will align with regulatory requirements.
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
Corporate and Commercial Banking
Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit
and public sector clients. Corporate and Commercial Banking contributed $378 million of the Company’s net income in the second quarter and $802 million in the first six months of 2021, or a decrease of $196 million (34.1 percent) and an increase of $86 million (12.0 percent), respectively, compared with the same periods of 2020.
Net revenue decreased $279 million (22.9 percent) in the second quarter and $404 million (17.8 percent) in the first six months of 2021, compared with the same periods of 2020. Net interest income, on a taxable-equivalent basis, decreased $195 million (22.2 percent) in the second quarter and $308 million (18.5 percent) in the first six months of 2021, compared with the same periods of 2020. The decreases were primarily due to lower loan balances as well as the impact of declining interest rates on the margin benefit from deposits, partially offset by favorable deposit mix with higher noninterest-bearing deposit balances, higher loan fees and slightly higher loan spreads. Loan balances increased significantly in the second quarter of 2020 as corporate customers utilized lines of credit to build liquidity during the pandemic. These balances were substantially repaid in 2020. Noninterest income decreased $84 million (24.8 percent) in the second quarter and $96 million (15.7 percent) in the first six months of 2021, compared with the same periods of 2020, primarily driven by lower capital markets activities, including trading revenue, partially offset by higher non-yield
loan fees on unused commitments and stronger treasury management revenue due to core growth driven by the economic recovery as well as higher Internal Revenue Service volumes as a result of the extended 2019 tax return filing deadline. Capital markets activities were substantially higher in the second quarter of 2020 as corporate customers increased liquidity given the pandemic and significant decline in longer term interest rates.
Noninterest expense decreased $19 million (4.4 percent) in the second quarter and $57 million (6.5 percent) in the first six months of 2021, compared with the same periods of 2020, primarily due to lower production incentives, lower FDIC insurance expense and higher capitalized loan costs. The decrease in noninterest expense in the second quarter of 2021, compared with the second quarter of 2020, was partially offset by an increase in net shared services expense driven by technology development and investment in infrastructure.

28	U.S. Bancorp

The provision for credit losses increased $1 million (4.5 percent) in the second quarter of 2021, compared with the second quarter of 2020, primarily due to an increase in the reserve allocation driven by loan growth in the second quarter of 2021 compared to a decline in end of period outstanding loan balances in the second quarter of 2020. The provision for credit losses decreased $463 million in the first six months of 2021, compared with the first six months of 2020, primarily due to a decrease in the reserve allocation driven by improving credit risk ratings.
Consumer and Business Banking
 Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line
services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $739 million of the Company’s net income in the second quarter and $1.4 billion in the first six months of 2021, or increases of $83 million (12.7 percent) and $126 million (10.0 percent), respectively, compared with the same periods of 2020.
Net revenue decreased $65 million (2.8 percent) in the second quarter and $113 million (2.4 percent) in the first six months of 2021, compared with the same periods of 2020. Net interest income, on a taxable-equivalent basis, increased $175 million (11.9 percent) in the second quarter and $270 million (9.0 percent) in the first six months of 2021, compared with the same periods of 2020, reflecting continued strong growth in deposit balances as well as favorable deposit mix, favorable loan spreads driven by growth in installment loans and GNMA buybacks, and higher loan fees driven by loan forgiveness related to the SBA’s Paycheck Protection Program. These increases in net interest income were partially offset by lower deposit spreads. Noninterest income decreased $240 million (27.1 percent) in the second quarter of 2021, compared with the second quarter of 2020, primarily due to lower mortgage banking revenue reflecting lower production volume and related gain on sale margins as refinancing activities decline, partially offset by an increase in the fair value of MSRs, net of hedging activities. Partially offsetting the decline in mortgage banking revenue, retail product fees were stronger driven by retail leasing end of term residual gains and related fees while deposit service charges increased as a result of customer activity and higher ATM processing revenue. Noninterest income decreased $383 million (23.8 percent) in the first six months of 2021, compared with the first six months of 2020, primarily due to lower mortgage banking revenue reflecting lower production volume and related gain on sale margins, along with a reduction in the fair value of MSRs, net of hedging activities, partially offset by higher retail product fees.
Noninterest expense increased $31 million (2.3 percent) in the second quarter and $92 million (3.4 percent) in the first six months of 2021, compared with the same periods of 2020, primarily due to increases in net shared services expense due to investments in digital capabilities. Noninterest expense further increased in the first six months of 2021, compared with the first six months of 2020, due to higher variable compensation related to mortgage banking origination activities. The provision for credit losses decreased $206 million in the second quarter and $373 million in the first six months of 2021, compared with the same periods of 2020, due to a decrease in the reserve allocation primarily reflecting lower delinquency rates in consumer portfolios and a reduction in end of period outstanding loan balances in the first six months of 2021, compared with loan growth in the first six months of 2020.
Wealth Management and Investment Services
 Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management and Fund Services. Wealth Management and Investment Services contributed $149 million of the Company’s net income in the second quarter and $333 million in the first six months of 2021, or decreases of $56 million (27.3 percent) and $92 million (21.6 percent), respectively, compared with the same periods of 2020.
Net revenue decreased $35 million (4.7 percent) in the second quarter and $87 million (5.7 percent) in the first six months of 2021, compared with the same periods of 2020. Net interest income, on a taxable-equivalent basis, decreased $83 million (33.2 percent) in the second quarter and $164 million (30.7 percent) in the first six months of 2021, compared with the same periods of 2020, primarily due to the declining margin benefit from deposits given lower interest rates, partially offset by higher noninterest-bearing deposit balances and favorable deposit mix. Noninterest income increased $48 million (9.6 percent) in the second quarter and $77 million (7.7 percent) in the first six months of 2021, compared with the same periods of 2020, primarily due to the impact of core business growth on trust and investment management fees and favorable market conditions, partially offset by higher fee waivers related to money market funds.

U.S. Bancorp	29

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking
Three Month Ended June 30 (Dollars in Millions)	2021	2020	Percent Change	2021	2020	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$683	$878	(22.2)%	$1,650	$1,475	11.9%
Noninterest income	255	339	(24.8)	646	886	(27.1)
Total net revenue	938	1,217	(22.9)	2,296	2,361	(2.8)
Noninterest expense	411	430	(4.4)	1,404	1,372	2.3
Other intangibles	–	–	–	3	4	(25.0)
Total noninterest expense	411	430	(4.4)	1,407	1,376	2.3
Income (loss) before provision and income taxes	527	787	(33.0)	889	985	(9.7)
Provision for credit losses	23	22	4.5	(96)	110	*
Income (loss) before income taxes	504	765	(34.1)	985	875	12.6
Income taxes and taxable-equivalent adjustment	126	191	(34.0)	246	219	12.3
Net income (loss)	378	574	(34.1)	739	656	12.7
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income (loss) attributable to U.S. Bancorp	$378	$574	(34.1)	$739	$656	12.7
Average Balance Sheet
Commercial	$74,302	$100,843	(26.3)%	$13,606	$12,808	6.2%
Commercial real estate	20,834	22,077	(5.6)	14,900	16,320	(8.7)
Residential mortgages	1	3	(66.7)	67,990	66,652	2.0
Credit card	–	–	–	–	–	–
Other retail	8	7	14.3	55,974	54,430	2.8
Total loans	95,145	122,930	(22.6)	152,470	150,210	1.5
Goodwill	1,647	1,647	–	3,475	3,475	–
Other intangible assets	5	6	(16.7)	2,827	1,935	46.1
Assets	107,058	135,484	(21.0)	173,285	167,514	3.4
Noninterest-bearing deposits	54,958	38,749	41.8	40,477	34,499	17.3
Interest checking	12,704	15,048	(15.6)	75,121	58,776	27.8
Savings products	46,180	57,815	(20.1)	83,262	68,780	21.1
Time deposits	7,139	22,525	(68.3)	15,973	16,602	(3.8)
Total deposits	120,981	134,137	(9.8)	214,833	178,657	20.2
Total U.S. Bancorp shareholders’ equity	13,200	15,274	(13.6)	13,361	13,752	(2.8)

	Corporate and Commercial Banking			Consumer and Business Banking
Six Month Ended June 30 (Dollars in Millions)	2021	2020	Percent Change	2021	2020	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,355	$1,663	(18.5)%	$3,277	$3,007	9.0%
Noninterest income	514	610	(15.7)	1,224	1,607	(23.8)
Total net revenue	1,869	2,273	(17.8)	4,501	4,614	(2.4)
Noninterest expense	816	873	(6.5)	2,783	2,689	3.5
Other intangibles	–	–	–	6	8	(25.0)
Total noninterest expense	816	873	(6.5)	2,789	2,697	3.4
Income (loss) before provision and income taxes	1,053	1,400	(24.8)	1,712	1,917	(10.7)
Provision for credit losses	(17)	446	*	(140)	233	*
Income (loss) before income taxes	1,070	954	12.2	1,852	1,684	10.0
Income taxes and taxable-equivalent adjustment	268	238	12.6	463	421	10.0
Net income (loss)	802	716	12.0	1,389	1,263	10.0
Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–
Net income (loss) attributable to U.S. Bancorp	$802	$716	12.0	$1,389	$1,263	10.0
Average Balance Sheet
Commercial	$74,177	$91,504	(18.9)%	$13,493	$10,834	24.5%
Commercial real estate	20,820	21,632	(3.8)	15,026	16,314	(7.9)
Residential mortgages	1	3	(66.7)	69,031	66,641	3.6
Credit card	–	–	–	–	–	–
Other retail	8	8	–	55,272	54,673	1.1
Total loans	95,006	113,147	(16.0)	152,822	148,462	2.9
Goodwill	1,647	1,647	–	3,475	3,525	(1.4)
Other intangible assets	5	7	(28.6)	2,660	2,173	22.4
Assets	107,037	125,394	(14.6)	174,399	164,690	5.9
Noninterest-bearing deposits	53,027	34,074	55.6	39,757	31,130	27.7
Interest checking	12,870	14,559	(11.6)	72,424	55,871	29.6
Savings products	46,156	53,019	(12.9)	81,710	66,461	22.9
Time deposits	7,873	20,456	(61.5)	16,418	16,556	(.8)
Total deposits	119,926	122,108	(1.8)	210,309	170,018	23.7
Total U.S. Bancorp shareholders’ equity	13,455	14,631	(8.0)	13,460	13,389	.5

*	Not meaningful

30	U.S. Bancorp

Wealth Management and Investment Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2021	2020	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change

$167	$250	(33.2)%	$596	$610	(2.3)%	$68	$11	* %	$3,164	$3,224	(1.9)%
547	499	9.6	913	658	38.8	258	232	11.2	2,619	2,614	.2
714	749	(4.7)	1,509	1,268	19.0	326	243	34.2	5,783	5,838	(.9)
501	474	5.7	794	741	7.2	237	258	(8.1)	3,347	3,275	2.2
4	3	33.3	33	36	(8.3)	–	–	–	40	43	(7.0)
505	477	5.9	827	777	6.4	237	258	(8.1)	3,387	3,318	2.1
209	272	(23.2)	682	491	38.9	89	(15)	*	2,396	2,520	(4.9)
10	(2)	*	91	(31)	*	(198)	1,638	*	(170)	1,737	*
199	274	(27.4)	591	522	13.2	287	(1,653)	*	2,566	783	*
50	69	(27.5)	148	131	13.0	8	(522)	*	578	88	*
149	205	(27.3)	443	391	13.3	279	(1,131)	*	1,988	695	*
–	–	–	–	–	–	(6)	(6)	–	(6)	(6)	–
$149	$205	(27.3)	$443	$391	13.3	$273	$(1,137)	*	$1,982	$689	*

$4,953	$4,523	9.5%	$8,707	$8,529	2.1%	$1,406	$1,336	5.2%	$102,974	$128,039	(19.6)%
525	590	(11.0)	–	–	–	2,305	2,101	9.7	38,564	41,088	(6.1)
5,358	4,464	20.0	–	–	–	2	3	(33.3)	73,351	71,122	3.1
–	–	–	21,116	21,510	(1.8)	–	–	–	21,116	21,510	(1.8)
2,090	1,629	28.3	207	282	(26.6)	–	–	–	58,279	56,348	3.4
12,926	11,206	15.3	30,030	30,321	(1.0)	3,713	3,440	7.9	294,284	318,107	(7.5)
1,618	1,616	.1	3,177	3,101	2.5	–	–	–	9,917	9,839	.8
84	40	*	519	590	(12.0)	–	–	–	3,435	2,571	33.6
15,916	14,335	11.0	35,620	35,011	1.7	219,486	191,962	14.3	551,365	544,306	1.3
22,249	16,396	35.7	5,030	3,165	58.9	2,583	2,297	12.5	125,297	95,106	31.7
15,076	9,723	55.1	–	–	–	455	242	88.0	103,356	83,789	23.4
45,385	53,466	(15.1)	141	115	22.6	807	753	7.2	175,775	180,929	(2.8)
685	2,277	(69.9)	–	2	*	985	2,073	(52.5)	24,782	43,479	(43.0)
83,395	81,862	1.9	5,171	3,282	57.6	4,830	5,365	(10.0)	429,210	403,303	6.4
2,640	2,481	6.4	7,413	6,975	6.3	16,348	13,759	18.8	52,962	52,241	1.4

Wealth Management and Investment Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2021	2020	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change

$370	$534	(30.7)%	$1,225	$1,267	(3.3)%	$26	$–	* %	$6,253	$6,471	(3.4)%
1,078	1,001	7.7	1,698	1,452	16.9	486	469	3.6	5,000	5,139	(2.7)
1,448	1,535	(5.7)	2,923	2,719	7.5	512	469	9.2	11,253	11,610	(3.1)
980	941	4.1	1,561	1,495	4.4	548	551	(.5)	6,688	6,549	2.1
6	6	–	66	71	(7.0)	–	–	–	78	85	(8.2)
986	947	4.1	1,627	1,566	3.9	548	551	(.5)	6,766	6,634	2.0
462	588	(21.4)	1,296	1,153	12.4	(36)	(82)	56.1	4,487	4,976	(9.8)
18	21	(14.3)	50	231	(78.4)	(908)	1,799	*	(997)	2,730	*
444	567	(21.7)	1,246	922	35.1	872	(1,881)	*	5,484	2,246	*
111	142	(21.8)	312	231	35.1	57	(660)	*	1,211	372	*
333	425	(21.6)	934	691	35.2	815	(1,221)	*	4,273	1,874	*
–	–	–	–	–	–	(11)	(14)	21.4	(11)	(14)	21.4
$333	$425	(21.6)	$934	$691	35.2	$804	$(1,235)	*	$4,262	$1,860	*

$4,897	$4,357	12.4%	$8,488	$9,036	(6.1)%	$1,480	$1,282	15.4%	$102,535	$117,013	(12.4)%
520	563	(7.6)	–	–	–	2,309	2,074	11.3	38,675	40,583	(4.7)
5,237	4,360	20.1	–	–	–	2	3	(33.3)	74,271	71,007	4.6
–	–	–	21,130	22,673	(6.8)	–	–	–	21,130	22,673	(6.8)
2,034	1,629	24.9	213	296	(28.0)	–	–	–	57,527	56,606	1.6
12,688	10,909	16.3	29,831	32,005	(6.8)	3,791	3,359	12.9	294,138	307,882	(4.5)
1,618	1,617	.1	3,176	2,977	6.7	–	–	–	9,916	9,766	1.5
63	42	50.0	531	573	(7.3)	–	–	–	3,259	2,795	16.6
15,800	14,153	11.6	35,359	36,647	(3.5)	217,462	178,672	21.7	550,057	519,556	5.9
21,318	14,848	43.6	5,146	2,318	*	2,596	2,254	15.2	121,844	84,624	44.0
14,492	9,898	46.4	–	–	–	601	245	*	100,387	80,573	24.6
50,892	55,073	(7.6)	137	114	20.2	807	795	1.5	179,702	175,462	2.4
1,043	2,224	(53.1)	–	2	*	528	3,156	(83.3)	25,862	42,394	(39.0)
87,745	82,043	7.0	5,283	2,434	*	4,532	6,450	(29.7)	427,795	383,053	11.7
2,607	2,475	5.3	7,535	7,042	7.0	15,789	14,156	11.5	52,846	51,693	2.2

U.S. Bancorp	31

Noninterest expense increased $28 million (5.9 percent) in the second quarter and $39 million (4.1 percent) in the first six months of 2021, compared with the same periods of 2020, reflecting higher compensation expense as a result of performance-based incentives, merit increases, and revenue-related compensation, along with an increase in net shared services expense. The provision for credit losses increased $12 million in the second quarter of 2021, compared with the second quarter of 2020, reflecting an increase in the reserve allocation primarily driven by loan balance growth and stable credit quality relative to credit quality improvement in the second quarter of 2020. The provision for credit losses decreased $3 million (14.3 percent) in the first six months of 2021, compared with the first six months of 2020, reflecting a favorable change in the reserve allocation in the first quarter of 2021 driven by stable credit quality.
Payment Services
 Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $443 million of the Company’s net income in the second quarter and $934 million in the first six months of 2021, or increases of $52 million (13.3 percent) and $243 million (35.2 percent), respectively, compared with the same periods of 2020.
Net revenue increased $241 million (19.0 percent) in the second quarter and $204 million (7.5 percent) in the first six months of 2021, compared with the same periods of 2020. Net interest income, on a taxable-equivalent basis, decreased $14 million (2.3 percent) in the second quarter and $42 million (3.3 percent) in the first six months of 2021, compared with the same periods of 2020, primarily due to lower loan balances partly due to higher credit card payment rates, and lower loan fees, partially offset by higher loan yields and higher deposit balances as a result of state unemployment programs utilizing prepaid debit cards. Noninterest income increased $255 million (38.8 percent) in the second quarter and $246 million (16.9 percent) in the first six months of 2021, compared with the same periods of 2020, mainly due to continued strengthening of consumer and business spending across most sectors driven by government stimulus, local jurisdictions reducing restrictions and consumer behaviors normalizing. As a result, there was strong growth in credit and debit card revenue driven by higher net interchange revenue related to sales volume and prepaid card processing activities related to government stimulus programs, as well as stronger transaction and cash advance fees, along with higher corporate payment products revenue driven by improving business spending and higher merchant processing services revenue driven by increased sales volume.
Noninterest expense increased $50 million (6.4 percent) in the second quarter and $61 million (3.9 percent) in the first six months of 2021, compared with the same periods of 2020, reflecting the timing of marketing campaigns and incremental costs related to the prepaid card business. The provision for credit losses increased $122 million in the second quarter of 2021, compared with the second quarter of 2020, driven by loan balance growth in the current period, compared to a decrease in balances in the prior year, partially offset by lower delinquency rates in 2021. The provision for credit losses decreased $181 million (78.4 percent) in the first six months of 2021, compared with the first six months of 2020, primarily due to a decrease in the reserve allocation in the first quarter of 2021 due to lower delinquency rates.
Treasury and Corporate Support
 Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $273 million in the second quarter and $804 million in the first six months of 2021, compared with net losses of $1.1 billion and $1.2 billion in the same periods of 2020, respectively.
Net revenue increased $83 million (34.2 percent) in the second quarter and $43 million (9.2 percent) in the first six months of 2021, compared with the same periods of 2020. Net interest income, on a taxable-equivalent basis, increased $57 million in the second quarter and $26 million in the first six months of 2021, compared with the same periods of 2020, primarily due to favorable funding and deposit mix, partially offset by higher premium amortization within the investment portfolio compared with the prior year. Noninterest income increased $26 million (11.2 percent) in the second quarter and $17 million (3.6 percent) in the first six months of 2021, compared with the same periods of 2020, primarily due to higher other noninterest income driven by higher tax-advantaged
investment syndication revenue, partially offset by lower securities gains. The increase in other noninterest income in the first six months of 2021, compared with the first six months of 2020, was partially offset by lower gains on sales of businesses in 2021.

32	U.S. Bancorp

Noninterest expense decreased $21 million (8.1 percent) in the second quarter and $3 million (0.5 percent) in the first six months of 2021, compared with the same periods of 2020, primarily due to lower
COVID-19
related expenses compared with the prior year, including recognizing liabilities related to future delivery exposures for merchant and airline processing, and lower net shared services expense, partially offset by higher compensation expense as a result of merit increases and higher performance-based incentives, as well as related payroll taxes and benefits. The provision for credit losses decreased $1.8 billion in the second quarter and $2.7 billion in the first six months of 2021, compared with the same periods of 2020, reflecting the residual impact of changes in the allowance for credit losses being impacted by improving economic conditions in the current year, compared to deteriorating conditions in the prior year.
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

U.S. Bancorp	33

The following table shows the Company’s calculation of these non-GAAP
financial measures:

(Dollars in Millions)	June 30, 2021	December 31, 2020
Total equity	$53,674	$53,725
Preferred stock	(5,968)	(5,983)
Noncontrolling interests	(635)	(630)
Goodwill (net of deferred tax liability) (1)	(8,987)	(9,014)
Intangible assets, other than mortgage servicing rights	(650)	(654)
Tangible common equity (a)	37,434	37,444
Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation	39,691	38,045
Adjustments (2)	(1,732)	(1,733)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology (b)	37,959	36,312
Total assets	558,886	553,905
Goodwill (net of deferred tax liability) (1)	(8,987)	(9,014)
Intangible assets, other than mortgage servicing rights	(650)	(654)
Tangible assets (c)	549,249	544,237
Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company (d)	401,301	393,648
Adjustments (3)	(1,027)	(1,471)
Risk-weighted assets, reflecting the full implementation of the CECL methodology (e)	400,274	392,177

Ratios
Tangible common equity to tangible assets (a)/(c)	6.8%	6.9%
Tangible common equity to risk-weighted assets (a)/(d)	9.3	9.5
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology (b)/(e)	9.5	9.3

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net interest income	$3,137	$3,200	$6,200	$6,423
Taxable-equivalent adjustment (4)	27	24	53	48
Net interest income, on a taxable-equivalent basis	3,164	3,224	6,253	6,471
Net interest income, on a taxable-equivalent basis (as calculated above)	3,164	3,224	6,253	6,471
Noninterest income	2,619	2,614	5,000	5,139
Less: Securities gains (losses), net	43	81	68	131
Total net revenue, excluding net securities gains (losses) (f)	5,740	5,757	11,185	11,479

Noninterest expense (g)	3,387	3,318	6,766	6,634

Efficiency ratio (g)/(f)	59.0%	57.6%	60.5%	57.8%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(3)	Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.
(4)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

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

34	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	June 30, 2021	December 31, 2020
	(Unaudited)

Assets
Cash and due from banks	$44,573	$62,580
Available-for-sale investment securities ($625 and $ 402 pledged as collateral, respectively) (a)	160,288	136,840
Loans held for sale (including $5,836 and $8,524 of mortgage loans carried at fair value, respectively)	5,856	8,761
Loans
Commercial	103,521	102,871
Commercial real estate	38,770	39,311
Residential mortgages	73,366	76,155
Credit card	21,816	22,346
Other retail	59,439	57,024
Total loans	296,912	297,707
Less allowance for loan losses	(6,026)	(7,314)
Net loans	290,886	290,393
Premises and equipment	3,295	3,468
Goodwill	9,911	9,918
Other intangible assets	3,363	2,864
Other assets (including $1,105 and $ 1,255 of trading securities at fair value pledged as collateral, respectively) (a)	40,714	39,081
Total assets	$558,886	$553,905

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$135,143	$118,089
Interest-bearing (b)	302,039	311,681
Total deposits	437,182	429,770
Short-term borrowings	13,413	11,766
Long-term debt	36,360	41,297
Other liabilities	18,257	17,347
Total liabilities	505,212	500,180
Shareholders’ equity
Preferred stock	5,968	5,983
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 6/30/21 and 12/31/20—2,125,725,742 shares	21	21
Capital surplus	8,518	8,511
Retained earnings	67,039	64,188
Less cost of common stock in treasury: 6/30/21 - 643,123,106 shares; 12/31/20—618,618,084 shares	(27,305)	(25,930)
Accumulated other comprehensive income (loss)	(1,202)	322
Total U.S. Bancorp shareholders’ equity	53,039	53,095
Noncontrolling interests	635	630
Total equity	53,674	53,725
Total liabilities and equity	$558,886	$553,905

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	lncludes time deposits greater than $250,000 balances of $2.5 billion and $4.4 billion at June 30, 2021 and December 31, 2020, respectively.
See Notes to Consolidated Financial Statements.

U.S. Bancorp	3 5

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Interest Income
Loans	$2,677	$2,949	$5,401	$6,260
Loans held for sale	55	52	122	96
Investment securities	618	630	1,135	1,322
Other interest income	32	41	65	110
Total interest income	3,382	3,672	6,723	7,788
Interest Expense
Deposits	82	194	167	719
Short-term borrowings	18	34	34	105
Long-term debt	145	244	322	541
Total interest expense	245	472	523	1,365
Net interest income	3,137	3,200	6,200	6,423
Provision for credit losses	(170)	1,737	(997)	2,730
Net interest income after provision for credit losses	3,307	1,463	7,197	3,693
Noninterest Income
Credit and debit card revenue	396	284	732	588
Corporate payment products revenue	138	101	264	246
Merchant processing services	374	266	692	603
Trust and investment management fees	446	434	890	861
Deposit service charges	176	133	337	342
Treasury management fees	160	137	307	280
Commercial products revenue	280	355	560	601
Mortgage banking revenue	346	648	645	1,043
Investment products fees	60	45	115	94
Securities gains (losses), net	43	81	68	131
Other	200	130	390	350
Total noninterest income	2,619	2,614	5,000	5,139
Noninterest Expense
Compensation	1,798	1,685	3,601	3,305
Employee benefits	337	314	721	666
Net occupancy and equipment	258	271	521	547
Professional services	108	106	206	205
Marketing and business development	90	67	138	141
Technology and communications	362	309	721	598
Postage, printing and supplies	65	72	134	144
Other intangibles	40	43	78	85
Other	329	451	646	943
Total noninterest expense	3,387	3,318	6,766	6,634
Income before income taxes	2,539	759	5,431	2,198
Applicable income taxes	551	64	1,158	324
Net income	1,988	695	4,273	1,874
Net (income) loss attributable to noncontrolling interests	(6)	(6)	(11)	(14)
Net income attributable to U.S. Bancorp	$1,982	$689	$4,262	$1,860
Net income applicable to U.S. Bancorp common shareholders	$1,914	$614	$4,089	$1,702
Earnings per common share	$1.29	$.41	$2.73	$1.13
Diluted earnings per common share	$1.28	$.41	$2.73	$1.12
Average common shares outstanding	1,489	1,506	1,495	1,512
Average diluted common shares outstanding	1,490	1,507	1,497	1,513
See Notes to Consolidated Financial Statements.

3 6	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net income	$1,988	$695	$4,273	$1,874
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on investment securities available-for-sale	1,195	453	(2,183)	3,240
Changes in unrealized gains and losses on derivative hedges	14	—	113	(257)
Foreign currency translation	(1)	1	24	(12)
Reclassification to earnings of realized gains and losses	(11)	(59)	7	(65)
Income taxes related to other comprehensive income (loss)	(304)	(100)	515	(735)
Total other comprehensive income (loss)	893	295	(1,524)	2,171
Comprehensive income (loss)	2,881	990	2,749	4,045
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(6)	(11)	(14)

Comprehensive income (loss) attributable to U.S. Bancorp	$2,875	$984	$2,738	$4,031
See Notes to Consolidated Financial Statements.

U.S. Bancorp	3 7

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance March 31, 2020	1,506	$5,984	$21	$8,452	$62,544	$(25,972)	$503	$51,532	$630	$52,162
Net income (loss)					689			689	6	695
Other comprehensive income (loss)							295	295		295
Preferred stock dividends (a)					(72)			(72)		(72)
Common stock dividends ($.42 per share)					(635)			(635)		(635)
Issuance of common and treasury stock				(9)		10		1		1
Distributions to noncontrolling interests								—	(6)	(6)
Stock option and restricted stock grants				40				40		40

Balance June 30, 2020	1,506	$5,984	$21	$8,483	$62,526	$(25,962)	$798	$51,850	$630	$52,480
Balance March 31, 2021	1,497	$5,968	$21	$8,487	$65,740	$(26,443)	$(2,095)	$51,678	$630	$52,308
Net income (loss)					1,982			1,982	6	1,988
Other comprehensive income (loss)							893	893		893
Preferred stock dividends (b)					(58)			(58)		(58)
Common stock dividends ($.42 per share)					(625)			(625)		(625)
Issuance of common and treasury stock	1			(7)		25		18		18
Purchase of treasury stock	(15)					(887)		(887)		(887)
Distributions to noncontrolling interests								—	(6)	(6)
Net other changes in noncontrolling interests								—	5	5
Stock option and restricted stock grants				38				38		38

Balance June 30, 2021	1,483	$5,968	$21	$8,518	$67,039	$(27,305)	$(1,202)	$53,039	$635	$53,674
Balance December 31, 2019	1,534	$5,984	$21	$8,475	$63,186	$(24,440)	$(1,373)	$51,853	$630	$52,483
Change in accounting principle (c)					(1,099)			(1,099)		(1,099)
Net income (loss)					1,860			1,860	14	1,874
Other comprehensive income (loss)							2,171	2,171		2,171
Preferred stock dividends (d)					(150)			(150)		(150)
Common stock dividends ($.84 per share)					(1,271)			(1,271)		(1,271)
Issuance of common and treasury stock	3			(117)		127		10		10
Purchase of treasury stock	(31)					(1,649)		(1,649)		(1,649)
Distributions to noncontrolling interests								—	(14)	(14)
Stock option and restricted stock grants				125				125		125

Balance June 30, 2020	1,506	$5,984	$21	$8,483	$62,526	$(25,962)	$798	$51,850	$630	$52,480
Balance December 31, 2020	1,507	$5,983	$21	$8,511	$64,188	$(25,930)	$322	$53,095	$630	$53,725
Net income (loss)					4,262			4,262	11	4,273
Other comprehensive income (loss)							(1,524)	(1,524)		(1,524)
Preferred stock dividends (e)					(148)			(148)		(148)
Common stock dividends ($.84 per share)					(1,258)			(1,258)		(1,258)
Issuance of preferred stock		730						730		730
Redemption of preferred stock		(745)			(5)			(750)		(750)
Issuance of common and treasury stock	4			(126)		162		36		36
Purchase of treasury stock	(28)					(1,537)		(1,537)		(1,537)
Distributions to noncontrolling interests								—	(11)	(11)
Net other changes in noncontrolling interests								—	5	5
Stock option and restricted stock grants				133				133		133

Balance June 30, 2021	1,483	$5,968	$21	$8,518	$67,039	$(27,305)	$(1,202)	$53,039	$635	$53,674

(a)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series I and Series K
Non-Cumulative
Perpetual Preferred Stock of $884.722, $221.18, $406.25, $321.88, $640.625 and $343.75, respectively.

(b)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series K, Series L and Series M
Non-Cumulative
Perpetual Preferred Stock of $884.722, $221.181, $406.25, $343.75, $234.375 and $250.00 respectively.

(c)
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
Non-Cumulative
Perpetual Preferred Stock of $1,769.444, $442.36, $812.50, $643.76, $640.625, $662.50 and $687.50, respectively.

(e)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series I, Series J, Series K, Series L and Series M
Non-Cumulative
Perpetual Preferred Stock of $1,759.722, $439.931, $812.50, $232.953, $662.50, $687.50, $468.75 and $452.778 respectively.

See Notes to Consolidated Financial Statements.

3 8	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Six Months Ended June 30
	2021	2020
Operating Activities
Net income attributable to U.S. Bancorp	$4,262	$1,860
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	(997)	2,730
Depreciation and amortization of premises and equipment	168	175
Amortization of intangibles	78	85
(Gain) loss on sale of loans held for sale	(584)	(867)
(Gain) loss on sale of securities and other assets	(192)	(227)
Loans originated for sale, net of repayments	(37,211)	(26,821)
Proceeds from sales of loans held for sale	39,789	24,935
Other, net	1,207	(369)
Net cash provided by operating activities	6,520	1,501
Investing Activities
Proceeds from sales of available-for-sale investment securities	5,567	13,366
Proceeds from maturities of available-for-sale investment securities	23,685	13,945
Purchases of available-for-sale investment securities	(54,911)	(30,561)
Net decrease (increase) in loans outstanding	727	(14,245)
Proceeds from sales of loans	2,386	1,014
Purchases of loans	(2,574)	(1,743)
Net decrease in securities purchased under agreements to resell	131	627
Other, net	(367)	(398)
Net cash used in investing activities	(25,356)	(17,995)
Financing Activities
Net increase in deposits	7,412	51,390
Net increase (decrease) in short-term borrowings	1,647	(3,128)
Proceeds from issuance of long-term debt	1,152	12,801
Principal payments or redemption of long-term debt	(5,928)	(11,500)
Proceeds from issuance of preferred stock	730	–
Proceeds from issuance of common stock	36	10
Repurchase of preferred stock	(1,250)	–
Repurchase of common stock	(1,537)	(1,660)
Cash dividends paid on preferred stock	(165)	(150)
Cash dividends paid on common stock	(1,268)	(1,282)
Net cash provided by financing activities	829	46,481
Change in cash and due from banks	(18,007)	29,987
Cash and due from banks at beginning of period	62,580	22,405
Cash and due from banks at end of period	$44,573	$52,392
See Notes to Consolidated Financial Statements.

U.S. Bancorp	39

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
at June 30, 2021 and December 31, 2020.
The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale
investment securities were as follows:

	June 30, 2021				December 31, 2020
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agencies	$22,603	$284	$(232)	$22,655	$21,954	$462	$(25)	$22,391
Mortgage-backed securities
Residential agency	120,052	1,176	(913)	120,315	98,031	1,950	(13)	99,968
Commercial agency	6,953	106	(91)	6,968	5,251	170	(15)	5,406
Asset-backed securities	194	6	–	200	200	5	–	205
Obligations of state and political subdivisions	9,499	652	(8)	10,143	8,166	695	–	8,861
Other	7	–	–	7	9	–	–	9
Total available-for-sale	$159,308	$2,224	$(1,244)	$160,288	$133,611	$3,282	$(53)	$136,840
Investment securities with a fair value of $30.8 billion at June 30, 2021, and $11.0 billion at December 31, 2020, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $625 million at June 30, 2021, and $402 million at December 31, 2020.

4 0	U.S. Bancorp

The following table provides information about the amount of interest income from taxable and non-taxable
investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2021	2020	2021	2020
Taxable	$554	$573	$1,009	$1,213
Non-taxable	64	57	126	109
Total interest income from investment securities	$618	$630	$1,135	$1,322
The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale
investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2021	2020	2021	2020
Realized gains	$43	$81	$68	$154
Realized losses	–	–	–	(23)
Net realized gains	$43	$81	$68	$131
Income tax on net realized gains	$11	$20	$17	$33
The Company conducts a regular assessment of its
available-for-sale
investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale
investment securities was immaterial at June 30, 2021 and December 31, 2020.
At June 30, 2021, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale
investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2021:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$8,922	$(232)	$–	$–	$8,922	$(232)
Residential agency mortgage-backed securities	57,626	(909)	148	(4)	57,774	(913)
Commercial agency mortgage-backed securities	3,285	(91)	6	–	3,291	(91)
Asset-backed securities	–	–	2	–	2	–
Obligations of state and political subdivisions	870	(7)	1	(1)	871	(8)
Total investment securities	$70,703	$(1,239)	$157	$(5)	$70,860	$(1,244)
These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of the investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2021, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the six months ended June 30, 2021 and
2020
, the Company did not purchase any
available-for-sale
investment securities
that
had more-than-insignificant credit deterioration.

U.S. Bancorp	4 1

The following table provides information about the amortized cost, fair value and yield by maturity date of the available-
for
-sale
investment securities outstanding at June
30
,
2021
:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$3,478	$3,495	.3	1.70%
Maturing after one year through five years	10,441	10,587	2.7	1.28
Maturing after five years through ten years	7,756	7,670	7.8	1.25
Maturing after ten years	928	903	12.7	1.66
Total	$22,603	$22,655	4.5	1.35%
Mortgage-Backed Securities (a)
Maturing in one year or less	$99	$96	.6	1.93%
Maturing after one year through five years	48,293	49,334	3.5	1.45
Maturing after five years through ten years	78,566	77,805	7.0	1.60
Maturing after ten years	47	48	11.7	1.11
Total	$127,005	$127,283	5.7	1.54%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	.8	2.69%
Maturing after one year through five years	3	4	2.7	1.69
Maturing after five years through ten years	191	195	5.8	.89
Maturing after ten years	–	1	13.6	2.41
Total	$194	$200	5.7	.90%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$231	$235	.6	4.25%
Maturing after one year through five years	1,878	2,014	3.7	4.34
Maturing after five years through ten years	6,963	7,464	7.0	3.66
Maturing after ten years	427	430	13.9	2.57
Total	$9,499	$10,143	6.5	3.76%
Other
Maturing in one year or less	$–	$–	–	—%
Maturing after one year through five years	7	7	3.9	2.07
Maturing after five years through ten years	–	–	–	–
Maturing after ten years	–	–	–	–
Total	$7	$7	3.9	2.07%
Total investment securities (d)	$159,308	$160,288	5.6	1.65%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

(d)	The weighted-average maturity of total available-for-sale investment securities was 3.4 years at December 31, 2020 , with a corresponding weighted-average yield of 1.61 percent.
(e)
Weighted-average yields for obligations of state and political subdivisions are presented on a fully-taxable equivalent basis based on a federal income tax rate of 21 percent. Yields on investment securities are computed based on amortized cost balances.

4 2	U.S. Bancorp

Note 4	Loans and Allowance for Credit Losses
The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	June 30, 2021		December 31, 2020
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$98,232	33.1%	$97,315	32.7%
Lease financing	5,289	1.8	5,556	1.9
Total commercial	103,521	34.9	102,871	34.6
Commercial Real Estate
Commercial mortgages	28,017	9.5	28,472	9.6
Construction and development	10,753	3.6	10,839	3.6
Total commercial real estate	38,770	13.1	39,311	13.2
Residential Mortgages
Residential mortgages	64,168	21.6	66,525	22.4
Home equity loans, first liens	9,198	3.1	9,630	3.2
Total residential mortgages	73,366	24.7	76,155	25.6
Credit Card	21,816	7.3	22,346	7.5
Other Retail
Retail leasing	7,799	2.6	8,150	2.7
Home equity and second mortgages	11,163	3.8	12,472	4.2
Revolving credit	2,628	.9	2,688	.9
Installment	15,632	5.3	13,823	4.6
Automobile	22,070	7.4	19,722	6.6
Student	147	–	169	.1
Total other retail	59,439	20.0	57,024	19.1
Total loans	$296,912	100.0%	$297,707	100.0%
The Company had loans of $87.7 billion at June 30, 2021, and $96.1 billion at December 31, 2020, pledged at the Federal Home Loan Bank, and loans of $68.9 billion at June 30, 2021, and $67.8 billion at December 31, 2020, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $789 million at June 30, 2021 and $763 million at December 31, 2020. All purchased loans are recorded at fair value at the date of purchase. Beginning January 1, 2020, the Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased
credit deteriorated loans.
Allowance for Credit Losses
Beginning January 1, 2020, the allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolio, including unfunded credit commitments. The allowance considers expected losses for the remaining lives of the applicable assets, inclusive of expected recoveries. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which includes increasing consideration of historical loss experience over years two and three. These economic scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining life of the portfolio. The economic scenarios are updated at least quarterly and are designed to provide a range of reasonable estimates from better to worse than current expectations. Scenarios are weighted based on the Company’s expectation of economic conditions for the foreseeable future and reflect significant judgment and consideration of uncertainties that exist. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include, but are not limited to, loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions.
The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include, but are not limited to, macroeconomic variables such as unemployment rate, real estate prices, gross domestic product levels and corporate bonds spreads, as well as loan and borrower characteristics, such as internal risk ratings on commercial loans and consumer credit scores, delinquency

U.S. Bancorp	4 3

status, collateral type and available valuation information, consideration of end-of-term
losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. For each loan portfolio, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices, economic conditions or other factors that would affect the accuracy of the model. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off
or expected recoveries on collateral dependent loans where recovery is expected through sale of the collateral. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses. The allowance recorded for individually evaluated loans greater than $
5
 million in the commercial lending segment is based on an analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the
c
ollateral, less selling costs, for collateral-dependent loans as appropriate.
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
Beginning January 1, 2020, when a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered purchased with more than insignificant credit deterioration. An allowance is established for each population and considers product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status and refreshed LTV ratios when possible. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company did not have a material amount of PCD loans included in its loan portfolio at June 30, 2021.
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

4 4	U.S. Bancorp

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2021
Balance at beginning of period	$1,932	$1,532	$539	$1,952	$1,005	$6,960
Add
Provision for credit losses	(67)	(123)	(71)	87	4	(170)
Deduct
Loans charged-off	58	4	5	192	55	314
Less recoveries of loans charged-off	(31)	(4)	(15)	(44)	(40)	(134)
Net loan charge-offs (recoveries)	27	–	(10)	148	15	180
Balance at end of period	$1,838	$1,409	$478	$1,891	$ 994	$6,610
2020
Balance at beginning of period	$2,240	$ 841	$412	$2,012	$1,085	$6,590
Add
Provision for credit losses	516	450	218	373	180	1,737
Deduct
Loans charged-off	125	23	3	265	106	522
Less recoveries of loans charged-off	(14)	(1)	(6)	(36)	(28)	(85)
Net loan charge-offs (recoveries)	111	22	(3)	229	78	437
Balance at end of period	$2,645	$1,269	$633	$2,156	$1,187	$7,890

Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2021
Balance at beginning of period	$2,423	$1,544	$573	$2,355	$1,115	$8,010
Add
Provision for credit losses	(502)	(142)	(110)	(172)	(71)	(997)
Deduct
Loans charged-off	144	14	10	382	138	688
Less recoveries of loans charged-off	(61)	(21)	(25)	(90)	(88)	(285)
Net loan charge-offs (recoveries)	83	(7)	(15)	292	50	403
Balance at end of period	$1,838	$1,409	$478	$1,891	$ 994	$6,610
2020
Balance at beginning of period	$1,484	$799	$433	$1,128	$647	$4,491
Add
Change in accounting principle (a)	378	(122)	(30)	872	401	1,499
Provision for credit losses	968	612	228	619	303	2,730
Deduct
Loans charged-off	213	23	11	539	227	1,013
Less recoveries of loans charged-off	(28)	(3)	(13)	(76)	(63)	(183)
Net loan charge-offs (recoveries)	185	20	(2)	463	164	830
Balance at end of period	$2,645	$1,269	$633	$2,156	$1,187	$7,890

(a)
Effective January 1, 2020, the Company adopted accounting guidance which changed impairment recognition of financial instruments to a model that is based on expected losses rather than incurred losses.

The decrease in the allowance for credit losses from December 31, 2020 to June 30, 2021 reflected factors affecting economic conditions during the first six months of 2021, including the enactment of additional benefits from government stimulus programs, vaccine availability in the United States and reduced levels of new COVID-19 cases, which have contributed to an economic recovery.
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

U.S. Bancorp	4 5

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
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming (b)	Total
June 30, 2021
Commercial	$103,019	$ 171	$ 40	$ 291	$103,521
Commercial real estate	38,423	32	3	312	38,770
Residential mortgages (a)	72,830	174	118	244	73,366
Credit card	21,506	157	153	–	21,816
Other retail	59,003	203	62	171	59,439
Total loans	$294,781	$ 737	$376	$1,018	$296,912
December 31, 2020
Commercial	$102,127	$ 314	$ 55	$ 375	$102,871
Commercial real estate	38,676	183	2	450	39,311
Residential mortgages (a)	75,529	244	137	245	76,155
Credit card	21,918	231	197	–	22,346
Other retail	56,466	318	86	154	57,024
Total loans	$294,716	$1,290	$477	$1,224	$297,707

(a)
At June 30, 2021, $1.3 billion of loans 30–89 days past due and $1.7 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $1.4 billion and $1.8 billion at December 31, 2020, respectively.

(b)
Substantially all nonperforming loans at June 30, 2021 and December 31, 2020, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $4 million and $6 million    for the three months ended June 30, 2021 and 2020, respectively, and $7 million and $10 million for the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $17 million, compared with $23 million at December 31, 2020. These amounts excluded $24 million and $33 million at June 30, 2021 and December 31, 2020, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at June 30, 2021 and December 31, 2020, was $865 million and $1.0 billion, respectively, of which $697 million and $812 million, respectively, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
The Company classifies its loan portfolio classes using internal credit quality ratings on a quarterly basis. These ratings include pass, special mention and classified, and are an important part of the Company’s overall credit risk

4 6	U.S. Bancorp

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
The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	June 30, 2021					December 31, 2020
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total	Pass	Special Mention	Classified (a)	Total Criticized	Total
Commercial
Originated in 2021	$23,974	$ 453	$ 205	$ 658	$ 24,632	$ –	$ –	$ –	$ –	$ –
Originated in 2020	22,215	981	547	1,528	23,743	34,557	1,335	1,753	3,088	37,645
Originated in 2019	13,662	245	72	317	13,979	17,867	269	349	618	18,485
Originated in 2018	9,217	145	92	237	9,454	12,349	351	176	527	12,876
Originated in 2017	3,874	14	63	77	3,951	5,257	117	270	387	5,644
Originated prior to 2017	3,544	78	56	134	3,678	4,954	128	115	243	5,197
Revolving	23,809	90	185	275	24,084	22,445	299	280	579	23,024
Total commercial	100,295	2,006	1,220	3,226	103,521	97,429	2,499	2,943	5,442	102,871

Commercial real estate
Originated in 2021	5,911	74	693	767	6,678	–	–	–	–	–
Originated in 2020	8,917	167	532	699	9,616	9,446	461	1,137	1,598	11,044
Originated in 2019	8,148	444	790	1,234	9,382	9,514	454	1,005	1,459	10,973
Originated in 2018	4,211	275	431	706	4,917	6,053	411	639	1,050	7,103
Originated in 2017	2,150	94	254	348	2,498	2,650	198	340	538	3,188
Originated prior to 2017	3,763	80	110	190	3,953	4,762	240	309	549	5,311
Revolving	1,515	6	205	211	1,726	1,445	9	238	247	1,692
Total commercial real estate	34,615	1,140	3,015	4,155	38,770	33,870	1,773	3,668	5,441	39,311

Residential mortgages (b)
Originated in 2021	11,717	–	–	–	11,717	–	–	–	–	–
Originated in 2020	20,412	–	5	5	20,417	23,262	1	3	4	23,266
Originated in 2019	10,173	1	18	19	10,192	13,969	1	17	18	13,987
Originated in 2018	4,149	1	22	23	4,172	5,670	1	22	23	5,693
Originated in 2017	5,224	–	19	19	5,243	6,918	1	24	25	6,943
Originated prior to 2017	21,305	3	316	319	21,624	25,921	2	342	344	26,265
Revolving	1	–	–	–	1	1	–	–	–	1
Total residential mortgages	72,981	5	380	385	73,366	75,741	6	408	414	76,155

Credit card (c)	21,663	–	153	153	21,816	22,149	–	197	197	22,346

Other retail
Originated in 2021	12,435	–	2	2	12,437	–	–	–	–	–
Originated in 2020	14,505	–	7	7	14,512	17,589	–	7	7	17,596
Originated in 2019	9,163	–	16	16	9,179	11,605	–	23	23	11,628
Originated in 2018	4,844	–	18	18	4,862	6,814	–	27	27	6,841
Originated in 2017	2,509	–	12	12	2,521	3,879	–	22	22	3,901
Originated prior to 2017	2,632	–	17	17	2,649	3,731	–	29	29	3,760
Revolving	12,618	–	131	131	12,749	12,647	–	110	110	12,757
Revolving converted to term	485	–	45	45	530	503	–	38	38	541
Total other retail	59,191	–	248	248	59,439	56,768	–	256	256	57,024
Total loans	$288,745	$3,151	$5,016	$ 8,167	$296,912	$285,957	$4,278	$7,472	$11,750	$297,707
Total outstanding commitments	$636,535	$6,624	$7,069	$13,693	$650,228	$627,606	$8,772	$9,374	$18,146	$645,752

Note:	Year of origination is based on the origination date of a loan or the date when the maturity date, pricing or commitment amount is amended.
(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)
At June 30, 2021, $1.7 billion of GNMA loans 90 days or more past due and $1.2 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $1.8 billion and $1.4 billion at December 31, 2020, respectively.

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

U.S. Bancorp	4 7

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
The following table provides a summary of loans modified as TDRs for the periods presented by portfolio class:

	2021			2020
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended June 30
Commercial	526	$ 12	$ 13	1,139	$144	$115
Commercial real estate	30	38	41	38	39	39
Residential mortgages	360	141	140	121	24	24
Credit card	5,050	31	31	6,168	37	38
Other retail	468	18	17	374	9	8
Total loans, excluding loans purchased from GNMA mortgage pools	6,434	240	242	7,840	253	224
Loans purchased from GNMA mortgage pools	478	67	69	1,009	142	138
Total loans	6,912	$307	$311	8,849	$395	$362
Six Months Ended June 30
Commercial	1,230	$ 87	$ 73	2,138	$243	$216
Commercial real estate	86	124	112	65	60	60
Residential mortgages	696	245	244	211	34	34
Credit card	10,836	64	65	14,583	83	85
Other retail	1,793	55	49	1,029	24	22
Total loans, excluding loans purchased from GNMA mortgage pools	14,641	575	543	18,026	444	417
Loans purchased from GNMA mortgage pools	1,037	154	158	2,913	408	398
Total loans	15,678	$729	$701	20,939	$852	$815
Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. At June 30, 2021, 6 residential mortgages, 7 home equity and second mortgage loans and 68 loans purchased from GNMA mortgage pools with outstanding balances of $1 million, $1 million and $10 million, respectively, were in a trial period and have estimated post-modification balances of $1 million, $1 million and $10 million, respectively, assuming permanent modification occurs at the end of the trial period.
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

48	U.S. Bancorp

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
As of June 30, 2021, approximately $5.4 billion of loan modifications included on the Company’s consolidated balance sheet related to borrowers impacted by the COVID-19 pandemic, consisting primarily of payment deferrals.
The following table provides a summary of TDR loans that defaulted (fully or partially charged-off
or became 90 days or more past due) for the periods presented, that were modified as TDRs within 12 months previous to default:

	2021		2020
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended June 30
Commercial	327	$ 8	330	$ 8
Commercial real estate	5	1	12	6
Residential mortgages	12	1	5	1
Credit card	1,805	11	1,736	9
Other retail	191	3	82	1
Total loans, excluding loans purchased from GNMA mortgage pools	2,340	24	2,165	25
Loans purchased from GNMA mortgage pools	43	6	51	7
Total loans	2,383	$30	2,216	$ 32
Six Months Ended June 30
Commercial	612	$24	617	$ 28
Commercial real estate	12	6	28	16
Residential mortgages	27	3	18	2
Credit card	3,569	20	3,806	19
Other retail	471	8	190	2
Total loans, excluding loans purchased from GNMA mortgage pools	4,691	61	4,659	67
Loans purchased from GNMA mortgage pools	73	10	355	48
Total loans	4,764	$71	5,014	$115
In addition to the defaults in the table above, the Company had a total of 16 and 35 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months and six months ended June 30, 2021, respectively, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $2 million and $6 million for the three months and six months ended June 30, 2021, respectively.
As of June 30, 2021, the Company had $129 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified in TDRs.

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

U.S. Bancorp	49

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
off-balance
sheet.
The Company also provides financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company provided $70 million and $13 million of support to the funds during the three months ended June 30, 2021 and 2020, respectively, and $117 million and $21 million during the six months ended June 30, 2021 and 2020, respectively.
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged
investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged
investments in tax expense of $110 million and $145 million for the three months ended June 30, 2021 and 2020, respectively, and $243 million and $295 million for the six months ended June 30, 2021 and 2020, respectively. The Company also recognized $123 million and $90 million of investment tax credits for the three months ended June 30, 2021 and 2020, respectively, and $160 million and $189 million for the six months ended June 30, 2021 and 2020, respectively. The Company recognized $106 million and $145 million of expenses related to all of these investments for the three months ended June 30, 2021 and 2020, respectively, of which $87 million and $99 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense. The company recognized $232 million and $287 million of expenses related to all of these investments for the six months ended June 30, 2021 and 2020, respectively, of which $179 million and $200 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.
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

The following table provides a summary of investments in community development and tax-advantaged
VIEs that the Company has not consolidated:

(Dollars in Millions)	June 30, 2021	December 31, 2020
Investment carrying amount	$5,012	$5,378
Unfunded capital and other commitments	2,257	2,334
Maximum exposure to loss	10,579	11,219
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $39 million at June 30, 2021 and $35 million at December 31, 2020. The maximum exposure to loss related to these VIEs was $80 million at June 30, 2021 and $57 million at December 31, 2020, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

5 0	U.S. Bancorp

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $75 million at June 30, 2021, compared with less than $1 million to $78 million at December 31, 2020.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged
investments to third parties. At June 30, 2021, approximately $5.1 billion of the Company’s assets and $3.7 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged
investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $4.9 billion and $3.7 billion, respectively, at December 31, 2020. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At June 30, 2021, $1.7 billion of available-for-sale
investment securities and $1.2 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.4 billion of available-for-sale
investment securities and $1.5 billion of short-term borrowings at December 31, 2020.

Note 6	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $215.0 billion of residential mortgage loans for others at June 30, 2021, and $211.8 billion at December 31, 2020, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in a net loss of $27 million and a net gain of $24 million for the three months ended June 30, 2021 and 2020, respectively, and a net loss of $147 million and a net gain of $49 million for the six months ended June 30, 2021 and 2020, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $178 million and $174 million for the three months ended June 30, 2021 and 2020, respectively, and $353 million and $360 million for the six months end June 30, 2021 and 2020, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2021	2020	2021	2020
Balance at beginning of period	$2,787	$1,887	$2,210	$2,546
Rights purchased	11	3	27	8
Rights capitalized	293	190	612	391
Rights sold (a)	1	1	1	2
Changes in fair value of MSRs
Due to fluctuations in market interest rates (b)	(232)	(64)	254	(807)
Due to revised assumptions or models (c)	(37)	27	(139)	44
Other changes in fair value (d)	(110)	(204)	(252)	(344)
Balance at end of period	$2,713	$1,840	$2,713	$1,840

(a)	MSRs sold include those having a negative fair value, resulting from the loans being severely delinquent.
(b)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
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

U.S. Bancorp	5 1

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	June 30, 2021						December 31, 2020
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(571)	$(307)	$(158)	$156	$302	$547	$(442)	$(271)	$(150)	$169	$343	$671
Derivative instrument hedges	592	298	149	(142)	(281)	(552)	523	281	145	(149)	(304)	(625)
Net sensitivity	$21	$(9)	$(9)	$14	$21	$(5)	$81	$10	$(5)	$20	$39	$46
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
to moderate-income homebuyers through a favorable rate subsidy, down payment and/or closing cost assistance on government- and conventional-insured mortgages.
A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	June 30, 2021				December 31, 2020
(Dollars in Millions)	HFA	Government	Conventional (d)	Total	HFA	Government	Conventional (d)	Total
Servicing portfolio (a)	$39,564	$22,698	$149,660	$211,922	$40,396	$25,474	$143,085	$208,955
Fair value	$478	$285	$1,950	$2,713	$406	$261	$1,543	$2,210
Value (bps) (b)	121	126	130	128	101	102	108	106
Weighted-average servicing fees (bps)	35	40	30	32	35	40	30	32
Multiple (value/servicing fees)	3.40	3.15	4.30	3.96	2.87	2.56	3.55	3.26
Weighted-average note rate	4.23%	3.82%	3.54%	3.70%	4.43%	3.91%	3.78%	3.92%
Weighted-average age (in years)	3.8	5.9	3.6	3.9	3.8	5.6	4.2	4.3
Weighted-average expected prepayment (constant prepayment rate)	12.0%	14.4%	10.3%	11.1%	14.1%	18.0%	13.8%	14.4%
Weighted-average expected life (in years)	6.4	5.2	6.7	6.5	5.6	4.3	5.5	5.4
Weighted-average option adjusted spread (c)	7.7%	7.3%	6.4%	6.8%	7.7%	7.3%	6.2%	6.6%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)	Represents loans sold primarily to GSEs.

Note 7	Preferred Stock
At June 30, 2021 and December 31, 2020, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	June 30, 2021				December 31, 2020
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series I	—	—	—	—	30,000	750	5	745
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	20	730	—	—	—	—
Total preferred stock (a)	209,510	$6,176	$208	$5,968	209,510	$6,176	$193	$5,983

(a)	The par value of all shares issued and outstanding at June 30, 2021 and December 31, 2020, was $1.00 per share.
During the first six months of 2021, the Company issued depositary shares representing an ownership interest in 30,000 shares of Series M
Non-Cumulative
Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series M Preferred Stock”). The Series M Preferred Stock has no stated maturity and will not be subject to

5 2	U.S. Bancorp

any sinking
f
und or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum equal to 4.00 percent. The Series M Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after April 15, 2026. The Series M Preferred Stock is redeemable at the Company’s option, in whole, but not in part, prior to April 15, 2026 within 90 days following an official administrative or judicial decision, amendment to, or change in the laws or regulations that would not allow the Company to treat the full liquidation value of the Series M Preferred Stock as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve Board.
During the first six months of 2021, the Company redeemed all outstanding shares of the Series I
Non-Cumulative
Perpetual Preferred Stock (the “Series I Preferred Stock”) at a redemption price equal to the liquidation preference amount. The Company included a $5 million loss in the computation of earnings per diluted common share for the first six months of 2021, which represents the stock issuance costs recorded in preferred stock upon the issuance of the Series I Preferred Stock that were reclassified to retained earnings on the date the Company provided notice of its intent to redeem the outstanding shares.

Note 8	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by
transactions
and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2021
Balance at beginning of period	$(125)	$(112)	$(1,813)	$(45)	$(2,095)
Changes in unrealized gains and losses	1,195	14	—	—	1,209
Foreign currency translation adjustment (a)	—	—	—	(1)	(1)
Reclassification to earnings of realized gains and losses	(43)	(8)	40	—	(11)
Applicable income taxes	(292)	(1)	(10)	(1)	(304)
Balance at end of period	$735	$(107)	$(1,783)	$(47)	$(1,202)
2020
Balance at beginning of period	$2,424	$(233)	$(1,613)	$(75)	$503
Changes in unrealized gains and losses	453	—	—	—	453
Foreign currency translation adjustment (a)	—	—	—	1	1
Reclassification to earnings of realized gains and losses	(81)	(9)	31	—	(59)
Applicable income taxes	(95)	2	(7)	—	(100)
Balance at end of period	$2,701	$(240)	$(1,589)	$(74)	$798

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Six Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2021
Balance at beginning of period	$2,417	$(189)	$(1,842)	$(64)	$322
Changes in unrealized gains and losses	(2,183)	113	—	—	(2,070)
Foreign currency translation adjustment (a)	—	—	—	24	24
Reclassification to earnings of realized gains and losses	(68)	(4)	79	—	7
Applicable income taxes	569	(27)	(20)	(7)	515
Balance at end of period	$735	$(107)	$(1,783)	$(47)	$(1,202)
2020
Balance at beginning of period	$379	$(51)	$(1,636)	$(65)	$(1,373)
Changes in unrealized gains and losses	3,240	(257)	—	—	2,983
Foreign currency translation adjustment (a)	—	—	—	(12)	(12)
Reclassification to earnings of realized gains and losses	(131)	4	62	—	(65)
Applicable income taxes	(787)	64	(15)	3	(735)
Balance at end of period	$2,701	$(240)	$(1,589)	$(74)	$798

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

U.S. Bancorp	5 3

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2021	2020	2021	2020
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$43	$81	$68	$131	Securities gains (losses), net
	(11)	(20)	(17)	(33)	Applicable income taxes
	32	61	51	98	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	8	9	4	(4)	Interest expense
	(2)	(2)	(1)	1	Applicable income taxes
	6	7	3	(3)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(40)	(31)	(79)	(62)	Other noninterest expense
	10	7	20	15	Applicable income taxes
	(30)	(24)	(59)	(47)	Net-of-tax

Total impact to net income	$8	$44	$(5)	$48

Note 9	Earnings Per Share
The components of earnings per share were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2021	2020	2021	2020
Net income attributable to U.S. Bancorp	$1,982	$689	$4,262	$1,860
Preferred dividends	(58)	(72)	(148)	(150)
Impact of preferred stock redemption (a)	—	—	(5)	—
Earnings allocated to participating stock awards	(10)	(3)	(20)	(8)
Net income applicable to U.S. Bancorp common shareholders	$1,914	$614	$4,089	$1,702
Average common shares outstanding	1,489	1,506	1,495	1,512
Net effect of the exercise and assumed purchase of stock awards	1	1	2	1
Average diluted common shares outstanding	1,490	1,507	1,497	1,513
Earnings per common share	$1.29	$.41	$2.73	$1.13
Diluted earnings per common share	$1.28	$.41	$2.73	$1.12

(a)
Represents stock issuance costs originally recorded in preferred stock upon the issuance of the Company’s Series I Preferred Stock that were reclassified to retained earnings on the date the Company announced its intent to redeem the outstanding shares.

Options outstanding at June 30, 2021, to purchase 1 million common shares for the six months ended June 30, 2021 and outstanding at June 30, 2020, to purchase 4 million and 2 million common shares for the three months and six months ended June 30, 2020, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.

Note 10	Employee Benefits
The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$66	$59	$—	$—	$132	$118	$—	$—
Interest cost	55	58	—	1	110	117	—	1
Expected return on plan assets	(113)	(101)	—	(1)	(225)	(201)	—	(2)
Prior service cost (credit) amortization	(1)	—	(1)	(1)	(1)	—	(2)	(2)
Actuarial loss (gain) amortization	43	34	(1)	(2)	85	67	(3)	(3)
Net periodic benefit cost (a)	$50	$50	$(2)	$(3)	$101	$101	$(5)	$(6)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

5 4	U.S. Bancorp

Note 11	Income Taxes
The components of income tax expense were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2021	2020	2021	2020
Federal
Current	$350	$704	$703	$1,019
Deferred	76	(659)	206	(765)
Federal income tax	426	45	909	254
State
Current	109	136	203	206
Deferred	16	(117)	46	(136)

State income tax	125	19	249	70
Total income tax provision	$551	$64	$1,158	$324
A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2021	2020	2021	2020
Tax at statutory rate	$533	$159	$1,140	$461
State income tax, at statutory rates, net of federal tax benefit	105	36	219	95
Tax effect of
Tax credits and benefits, net of related expenses	(83)	(96)	(176)	(198)
Tax-exempt income	(29)	(29)	(57)	(58)
Other items	25	(6)	32	24
Applicable income taxes	$551	$64	$1,158	$324
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2021, federal tax examinations for all years ending through December 31, 2014 are completed and resolved. The Company’s tax returns for the years ended December 31, 2015, 2016, 2017 and 2018 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $862 million at June 30, 2021 and $597 million at December 31, 2020.

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

U.S. Bancorp	55

amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At June 30, 2021, the Company had $107 million
(net-of-tax)
of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $189 million
(net-of-tax)
of realized and unrealized losses at December 31, 2020. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during both
the remainder of 2021 and the next 12 months are losses of $2 million
(net-of-tax
)
. All cash flow hedges were highly effective for the three
and six
months ended June 30, 2021.
Net Investment Hedges
 The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative
debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative
debt instruments designated as net investment hedges was $1.4 billion at June 30, 2021 and December 31, 2020.
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

5 6	U.S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2021
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$8,700	$—	3.01	$1,500	$—	3.78
Pay fixed/receive floating swaps	—	—	—	1,850	—	9.20
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	—	—	—	250	—	.48
Net investment hedges
Foreign exchange forward contracts	828	4	.06	—	—	—
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	8,096	33	.06	5,231	18	.07
Sell	13,507	26	.34	19,036	59	.08
Options
Purchased	18,380	223	3.26	—	—	—
Written	3,777	94	.09	6,240	207	2.25
Receive fixed/pay floating swaps	8,070	—	8.60	2,614	—	4.83
Pay fixed/receive floating swaps	2,644	—	3.09	5,027	—	5.27
Foreign exchange forward contracts	394	5	.05	185	4	.05
Equity contracts	172	3	.91	27	—	.90
Other (a)	951	7	.03	2,735	160	1.32
Total	$65,519	$395		$44,695	$448
December 31, 2020
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$8,400	$—	1.76	$—	$—	—
Pay fixed/receive floating swaps	—	—	—	100	—	9.63
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	—	—	—	3,250	—	4.59
Net investment hedges
Foreign exchange forward contracts	479	—	.06	336	3	.06
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	16,431	73	.50	1,925	5	.07
Sell	10,440	48	.04	28,976	157	.07
Options
Purchased	11,610	121	4.11	—	—	—
Written	5,073	202	.13	7,770	198	2.53
Receive fixed/pay floating swaps	11,064	—	7.31	907	—	23.43
Pay fixed/receive floating swaps	78	—	13.68	8,538	—	5.67
Foreign exchange forward contracts	292	1	.04	341	2	.05
Equity contracts	127	3	.39	45	—	.46
Other (a)	47	1	.11	1,832	183	2.44
Total	$64,041	$449		$54,020	$548

(a)
Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted-average remaining maturity of $1.8 billion, $154 million and 2.01 years at June 30, 2021, respectively, compared to $1.8 billion, $182 million and 2.50 years at December 31, 2020, respectively. In addition, includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $951 million at June 30, 2021, and $47 million at December 31, 2020.

U.S. Bancorp	5 7

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
June 30, 2021
Interest rate contracts
Receive fixed/pay floating swaps	$133,861	$2,725	4.88	$32,873	$228	6.54
Pay fixed/receive floating swaps	32,833	48	6.43	126,297	934	4.81
Other (a)	9,104	2	3.98	6,123	3	4.96
Options
Purchased	81,426	216	1.35	2,200	47	2.13
Written	2,378	47	1.99	77,120	190	1.28
Futures
Buy	925	—	.66	1,786	—	.35
Sell	1,549	—	1.68	734	—	.45
Foreign exchange rate contracts
Forwards, spots and swaps	40,075	1,225	1.15	41,487	1,232	1.39
Options
Purchased	522	14	1.08	—	—	—
Written	—	—	—	522	14	1.08
Credit contracts	3,215	—	2.40	7,302	7	4.46
Total	$305,888	$4,277		$296,444	$2,655
December 31, 2020
Interest rate contracts
Receive fixed/pay floating swaps	$144,859	$3,782	4.93	$12,027	$99	8.72
Pay fixed/receive floating swaps	15,048	2	8.43	134,963	1,239	4.71
Other (a)	9,921	6	3.75	6,387	3	4.22
Options
Purchased	72,655	111	1.40	1,454	46	2.96
Written	1,736	46	2.76	68,205	81	1.25
Futures
Buy	1,851	—	1.22	924	—	.05
Sell	—	—	—	4,090	—	.72
Foreign exchange rate contracts
Forwards, spots and swaps	44,845	1,590	.96	45,992	1,565	1.13
Options
Purchased	519	14	.90	—	—	—
Written	—	—	—	519	14	.90
Credit contracts	2,876	1	2.75	7,479	7	3.81
Total	$294,310	$5,552		$282,040	$3,054

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.
The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings
(net-of-tax):

	Three Months Ended June 30				Six Months Ended June 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2021	2020	2021	2020	2021	2020	2021	2020
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$11	$—	$6	$7	$85	$(192)	$3	$(3)
Net investment hedges
Foreign exchange forward contracts	(8)	(6)	—	—	(1)	10	—	—
Non-derivative debt instruments	(14)	(21)	—	—	34	4	—	—

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.

58	U.S. Bancorp

The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended June 30				Six Months Ended June 30
	Interest Income		Interest Expense		Interest Income		Interest Expense
(Dollars in Millions)	2021	2020	2021	2020	2021	2020	2021	2020
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$3,382	$3,672	$245	$472	$6,723	$7,788	$523	$1,365

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	(30)	—	18	841	(31)	—	73	(194)
Hedged items	29	—	(17)	(834)	30	—	(72)	194
Cash flow hedges
Interest rate contract derivatives	—	—	(8)	(9)	—	—	(4)	4

Note:
The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $12 million and $27 million into earnings during the three and six months ended June 30, 2021, respectively, as a result of the discontinuance of cash flow hedges.

The Company reclassified losses of $6 million into earnings during the three and six months ended June 30, 2020 as a result of the discontinuance of cash flow hedges.

The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities	$1,855	$99	$23	$(1)
Long-term debt	10,294	8,567	736	903

(a)
The cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale
investment securities and long-term debt was $(6) million and $631 million, respectively, at June 30, 2021. The cumulative hedging adjustment related to discontinued hedging relationships on long-term debt was $726 million at December 31, 2020.

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)		2021	2020	2021	2020
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue/ other noninterest income	$(99)	$82	$331	$7
Purchased and written options	Mortgage banking revenue	253	465	265	745
Swaps	Mortgage banking revenue	193	46	(197)	775
Foreign exchange forward contracts	Other noninterest income	(7)	(6)	(10)	11
Equity contracts	Compensation expense	1	1	5	(3)
Other	Other noninterest income	1	—	1	(1)
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	25	66	52	44
Purchased and written options	Commercial products revenue	4	—	(3)	17
Futures	Commercial products revenue	—	—	—	(18)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	27	17	46	34
Credit contracts	Commercial products revenue	(4)	(23)	(2)	(5)
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

U.S. Bancorp	5 9

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at June 30, 2021, was $1.0 billion. At June 30, 2021, the Company had $748 million of cash posted as collateral against this net liability position.

Note 13	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral
over-the-counter
trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $712.5 billion total notional amount of derivative positions at June 30, 2021, $382.0 billion related to bilateral over-the-counter
trades, $316.9 billion related to those centrally cleared through clearinghouses and $13.6 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.
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

6 0	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total

June 30, 2021
Repurchase agreements
U.S. Treasury and agencies	$273	$–	$–	$–	$273
Residential agency mortgage-backed securities	618	–	–	–	618
Corporate debt securities	622	–	–	–	622
Total repurchase agreements	1,513	–	–	–	1,513
Securities loaned
Corporate debt securities	208	–	–	–	208
Total securities loaned	208	–	–	–	208
Gross amount of recognized liabilities	$1,721	$–	$–	$–	$1,721
December 31, 2020
Repurchase agreements
U.S. Treasury and agencies	$472	$–	$–	$–	$472
Residential agency mortgage-backed securities	398	–	–	–	398
Corporate debt securities	560	–	–	–	560
Total repurchase agreements	1,430	–	–	–	1,430
Securities loaned
Corporate debt securities	218	–	–	–	218
Total securities loaned	218	–	–	–	218
Gross amount of recognized liabilities	$1,648	$–	$–	$–	$1,648
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
The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

(Dollars in Millions)	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Received (c)
June 30, 2021
Derivative assets (d)	$4,554	$(1,795)	$2,759	$(130)	$(173)	$2,456
Reverse repurchase agreements	246	–	246	(233)	(13)	–
Securities borrowed	1,931	–	1,931	–	(1,876)	55
Total	$6,731	$(1,795)	$4,936	$(363)	$(2,062)	$2,511
December 31, 2020
Derivative assets (d)	$5,744	$(1,874)	$3,870	$(109)	$(287)	$3,474
Reverse repurchase agreements	377	–	377	(262)	(115)	–
Securities borrowed	1,716	–	1,716	–	(1,670)	46
Total	$7,837	$(1,874)	$5,963	$(371)	$(2,072)	$3,520

(a)	Includes $711 million and $898 million of cash collateral related payables that were netted against derivative assets at June 30, 2021 and December 31, 2020, respectively.
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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $118 million and $257 million at June 30, 2021 and December 31, 2020, respectively, of derivative assets not subject to netting arrangements.

U.S. Bancorp	6 1

(Dollars in Millions)	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Pledged (c)
June 30, 2021
Derivative liabilities (d)	$2,937	$(1,832)	$1,105	$(130)	$–	$975
Repurchase agreements	1,513	–	1,513	(233)	(1,280)	–
Securities loaned	208	–	208	–	(205)	3
Total	$4,658	$(1,832)	$2,826	$(363)	$(1,485)	$978
December 31, 2020
Derivative liabilities (d)	$3,419	$(2,312)	$1,107	$(109)	$–	$998
Repurchase agreements	1,430	–	1,430	(262)	(1,168)	–
Securities loaned	218	–	218	–	(215)	3
Total	$5,067	$(2,312)	$2,755	$(371)	$(1,383)	$1,001

(a)	Includes $748 million and $1.3 billion of cash collateral related receivables that were netted against derivative liabilities at June 30, 2021 and December 31, 2020, respectively.
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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $166 million and $183 million at June 30, 2021 and December 31, 2020, respectively, of derivative liabilities not subject to netting arrangements.

Note 14	Fair Values of Assets and Liabilities
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

6 2	U.S. Bancorp

and key inputs to those models. During the six months ended June 30, 2021 and 2020, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale
 MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net gains of $98 million and $81 million for the three months ended June 30, 2021 and 2020, respectively, and a net loss of $117 million and a net gain of $174 million for the six months ended June 30, 2021 and 2020, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
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

U.S. Bancorp	6 3

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
The following table shows the significant valuation assumption ranges for MSRs at June 30, 2021:

	Minimum	Maximum	Weighted- Average (a)
Expected prepayment	3%	15%	11%
Option adjusted spread	6	11	7

(a)	Determined based on the relative fair value of the related mortgage loans serviced.
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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at June 30, 2021:

	Minimum	Maximum	Weighted- Average (a)
Expected loan close rate	6%	100%	74%
Inherent MSR value (basis points per loan)	47	187	116

(a)	Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At June 30, 2021, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 94 percent and 1 percent, respectively.

6 4	U.S. Bancorp

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
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2021
Available-for-sale securities
U.S. Treasury and agencies	$19,703	$2,952	$–	$–	$22,655
Mortgage-backed securities
Residential agency	–	120,315	–	–	120,315
Commercial agency	–	6,968	–	–	6,968
Asset-backed securities	–	192	8	–	200
Obligations of state and political subdivisions	–	10,142	1	–	10,143
Other	–	7	–	–	7
Total available-for-sale	19,703	140,576	9	–	160,288
Mortgage loans held for sale	–	5,836	–	–	5,836
Mortgage servicing rights	–	–	2,713	–	2,713
Derivative assets	5	2,681	1,986	(1,795)	2,877
Other assets	283	1,892	–	–	2,175
Total	$19,991	$150,985	$4,708	$(1,795)	$173,889
Derivative liabilities	$–	$2,617	$486	$(1,832)	$1,271
Short-term borrowings and other liabilities (a)	176	1,905	–	–	2,081
Total	$176	$4,522	$486	$(1,832)	$3,352
December 31, 2020
Available-for-sale securities
U.S. Treasury and agencies	$19,251	$3,140	$–	$–	$22,391
Mortgage-backed securities
Residential agency	–	99,968	–	–	99,968
Commercial agency	–	5,406	–	–	5,406
Asset-backed securities	–	198	7	–	205
Obligations of state and political subdivisions	–	8,860	1	–	8,861
Other	–	9	–	–	9
Total available-for-sale	19,251	117,581	8	–	136,840
Mortgage loans held for sale	–	8,524	–	–	8,524
Mortgage servicing rights	–	–	2,210	–	2,210
Derivative assets	4	3,235	2,762	(1,874)	4,127
Other assets	302	1,601	–	–	1,903
Total	$19,557	$130,941	$4,980	$(1,874)	$153,604
Derivative liabilities	$–	$3,166	$436	$(2,312)	$1,290
Short-term borrowings and other liabilities (a)	85	1,672	–	–	1,757
Total	$85	$4,838	$436	$(2,312)	$3,047

Note:
Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $73 million and $85 million at June 30, 2021 and December 31, 2020, respectively. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first six months of 2021 and 2020, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp	6 5

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2021
Available-for-sale securities
Asset-backed securities	$7	$–		$1	$–	$–	$–	$–		$–	$8	$1
Obligations of state and political subdivisions	1	–		–	–	–	–	–		–	1	–
Total available-for-sale	8	–		1	–	–	–	–		–	9	1
Mortgage servicing rights	2,787	(379	) (a)	–	11	1	–	293	(c)	–	2,713	(379	) (a)
Net derivative assets and liabilities	1,156	556	(b)	–	58	(1)	–	–		(269)	1,500	412	(d)

2020
Available-for-sale securities
Asset-backed securities	$8	$–		$–	$–	$–	$(1)	$–		$–	$7	$(1)
Obligations of state and political subdivisions	2	–		(1)	–	–	–	–		–	1	(1)
Total available-for-sale	10	–		(1)	–	–	(1)	–		–	8	(2)
Mortgage servicing rights	1,887	(241	) (a)	–	3	1	–	190	(c)	–	1,840	(241	) (a)
Net derivative assets and liabilities	2,496	732	(e)	–	91	(1)	–	–		(477)	2,841	640	(f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $276 million, $279 million and $1 million included in mortgage banking revenue, commercial products revenue and other noninter e st income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $100 million, $311 million and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $622 million and $110 million included in mortgage banking revenue and commercial products revenue, respectively.
(f)	Approximately $334 million and $306 million included in mortgage banking revenue and commercial products revenue, respectively.
The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2021
Available-for-sale securities
Asset-backed securities	$7	$–		$1	$–	$–	$–	$–		$–	$8	$1
Obligations of state and political subdivisions	1	–		–	–	–	–	–		–	1	–
Total available-for-sale	8	–		1	–	–	–	–		–	9	1
Mortgage servicing rights	2,210	(137	) (a)	–	27	1	–	612	(c)	–	2,713	(137	) (a)
Net derivative assets and liabilities	2,326	(379	) (b)	–	60	(1)	–	–		(506)	1,500	(496	) (d)

2020
Available-for-sale securities
Asset-backed securities	$8	$–		$–	$–	$–	$(1)	$–		$–	$7	$–
Obligations of state and political subdivisions	1	–		–	–	–	–	–		–	1	–
Total available-for-sale	9	–		–	–	–	(1)	–		–	8	–
Mortgage servicing rights	2,546	(1,107	) (a)	–	8	2	–	391	(c)	–	1,840	(1,107	) (a)
Net derivative assets and liabilities	810	2,474	(e)	–	95	(1)	–	–		(537)	2,841	2,066	(f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $336 million, $(716) million and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $100 million, $(597) million and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $979 million, $1.5 billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)	Approximately $334 million, $1.7 billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
The Company is also required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair
value accounting or write-downs of individual assets.

6 6	U.S. Bancorp

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	June 30, 2021				December 31, 2020
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$82	$82	$–	$–	$385	$385

Other assets (b)	–	–	65	65	–	–	30	30

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2021	2020	2021	2020
Loans (a)	$12	$55	$43	$60

Other assets (b)	5	3	6	6

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.
Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2021			December 31, 2020
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$5,836	$5,644	$192	$8,524	$8,136	$388
Nonaccrual loans	1	1	–	1	1	–
Loans 90 days or more past due	1	1	–	2	2	–
Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of June 30, 2021 and December 31, 2020. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.

U.S. Bancorp	6 7

The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2021					December 31, 2020
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$44,573	$44,573	$–	$–	$44,573	$62,580	$62,580	$–	$–	$62,580
Federal funds sold and securities purchased under resale agreements	248	–	248	–	248	377	–	377	–	377
Loans held for sale (a)	20	–	–	20	20	237	–	–	237	237
Loans	290,886	–	–	299,332	299,332	290,393	–	–	300,419	300,419
Other (b)	1,835	–	881	954	1,835	1,772	–	731	1,041	1,772

Financial Liabilities
Time deposits	23,783	–	23,913	–	23,913	30,694	–	30,864	–	30,864
Short-term borrowings (c)	11,332	–	11,265	–	11,265	10,009	–	9,956	–	9,956
Long-term debt	36,360	–	37,087	–	37,087	41,297	–	42,485	–	42,485
Other (d)	4,039	–	1,133	2,906	4,039	4,052	–	1,234	2,818	4,052

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Includes investments in Federal Reserve Bank and Federal Home Loan Bank stock and tax-advantaged investments.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.
(d)	Includes operating lease liabilities and liabilities related to tax-advantaged investments.
The fair value of unfunded commitments,
 deferred
non-yield
related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield
related loan fees and standby letters of credit was $
656
 million and $
774
 million at June
30
,
2021
and December
31
,
2020
, respectively. The carrying value of other guarantees was $
315
 million and $
362
 million at June
30
,
2021
and December
31
,
2020
, respectively.

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
In October 2012, Visa signed a settlement agreement to resolve class action claims associated with the multidistrict interchange litigation pending in the United States District Court for the Eastern District of New York (the “Multi-District Litigation”). The U.S. Court of Appeals for the Second Circuit reversed the approval of that settlement and remanded the matter to the district court. Thereafter, the case was split into two putative class actions, one seeking damages (the “Damages Action”) and a separate class action seeking injunctive relief only (the “Injunctive Action”). In September 2018, Visa signed a new settlement agreement, superseding the original settlement agreement, to resolve the Damages Action. The Damages Action settlement was approved by the United States District Court for the Eastern District of New York, but is now on appeal. The Injunctive Action, which generally seeks changes to Visa rules, is still pending.

68	U.S. Bancorp

Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2021:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$62	$9,324
Third party borrowing arrangements	–	–	3
Securities lending indemnifications	10,080	–	9,818
Asset sales	–	86	6,529	(a)
Merchant processing	853	207	113,923
Tender option bond program guarantee	1,738	–	1,491
Other	–	22	1,628

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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2021, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $7.7 billion. The Company held collateral of $638 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At June 30, 2021, the liability was $185 million primarily related to these airline processing arrangements.
Asset Sales
The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At June 30, 2021, the Company had reserved $18 million for potential losses from representation and warranty obligations, compared with $19 million at December 31, 2020. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of June 30, 2021 and December 31, 2020, the Company had $15 million and $13 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
Litigation and Regulatory Matters
The Company is subject to various litigation and regulatory matters that arise in the ordinary course of its business. The Company establishes reserves for such matters when potential losses become probable and can be reasonably

U.S. Bancorp	69

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

70	U.S. Bancorp

most investments in
tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis.
Basis of Presentation
Business segment results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. The allowance for credit losses and related provision expense are allocated to the business segments according to the volume and credit quality of the loan balances managed, but with the impact of changes in economic forecasts recorded in Treasury and Corporate Support. Goodwill and other intangible assets are assigned to the business segments based on the mix of business of an entity acquired by the Company. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the business segments to support evaluation of business performance. Business segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. Generally, the determination of the amount of capital allocated to each business segment includes credit allocations following a Basel III regulatory framework. Interest income and expense is determined based on the assets and liabilities managed by the business segment. Because funding and asset liability management is a central function, funds transfer-pricing methodologies are utilized to allocate a cost of funds used or credit for funds provided to all business segment assets and liabilities, respectively, using a matched funding concept. Also, each business unit is allocated the taxable-equivalent benefit of tax-exempt
products. The residual effect on net interest income of asset/ liability management activities is included in Treasury and Corporate Support. Noninterest income and expenses directly managed by each business segment, including fees, service charges, salaries and benefits, and other direct revenues and costs are accounted for within each segment’s financial results in a manner similar to the consolidated financial statements. Occupancy costs are allocated based on utilization of facilities by the business segments. Generally, operating losses are charged to the business segment when the loss event is realized in a manner similar to a loan charge-off.
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

U.S. Bancorp	7 1

Business segment results for the three months ended June 30 were as follows:

	Corporate and Commercial Banking				Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2021		2020		2021	2020	2021		2020
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$683		$878		$1,650	$1,475	$167		$250
Noninterest income	255		339		646	886	547		499
Total net revenue	938		1,217		2,296	2,361	714		749
Noninterest expense	411		430		1,404	1,372	501		474
Other intangibles	–		–		3	4	4		3
Total noninterest expense	411		430		1,407	1,376	505		477
Income (loss) before provision and income taxes	527		787		889	985	209		272
Provision for credit losses	23		22		(96)	110	10		(2)
Income (loss) before income taxes	504		765		985	875	199		274
Income taxes and taxable-equivalent adjustment	126		191		246	219	50		69
Net income (loss)	378		574		739	656	149		205
Net (income) loss attributable to noncontrolling interests	–		–		–	–	–		–
Net income (loss) attributable to U.S. Bancorp	$378		$574		$739	$656	$149		$205
Average Balance Sheet
Loans	$95,145		$122,930		$152,470	$150,210	$12,926		$11,206
Other earning assets	4,409		3,847		8,033	6,576	237		285
Goodwill	1,647		1,647		3,475	3,475	1,618		1,616
Other intangible assets	5		6		2,827	1,935	84		40
Assets	107,058		135,484		173,285	167,514	15,916		14,335

Noninterest-bearing deposits	54,958		38,749		40,477	34,499	22,249		16,396
Interest-bearing deposits	66,023		95,388		174,356	144,158	61,146		65,466
Total deposits	120,981		134,137		214,833	178,657	83,395		81,862

Total U.S. Bancorp shareholders’ equity	13,200		15,274		13,361	13,752	2,640		2,481

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2021		2020		2021	2020	2021		2020
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$596		$610		$68	$11	$3,164		$3,224
Noninterest income	913	(a)	658	(a)	258	232	2,619	(b)	2,614	(b)
Total net revenue	1,509		1,268		326	243	5,783	(c)	5,838	(c)
Noninterest expense	794		741		237	258	3,347		3,275
Other intangibles	33		36		–	–	40		43
Total noninterest expense	827		777		237	258	3,387		3,318
Income (loss) before provision and income taxes	682		491		89	(15)	2,396		2,520
Provision for credit losses	91		(31)		(198)	1,638	(170)		1,737
Income (loss) before income taxes	591		522		287	(1,653)	2,566		783
Income taxes and taxable-equivalent adjustment	148		131		8	(522)	578		88
Net income (loss)	443		391		279	(1,131)	1,988		695
Net (income) loss attributable to noncontrolling interests	–		–		(6)	(6)	(6)		(6)
Net income (loss) attributable to U.S. Bancorp	$443		$391		$273	$(1,137)	$1,982		$689
Average Balance Sheet
Loans	$30,030		$30,321		$3,713	$3,440	$294,284		$318,107
Other earning assets	5		5		193,783	165,299	206,467		176,012
Goodwill	3,177		3,101		–	–	9,917		9,839
Other intangible assets	519		590		–	–	3,435		2,571
Assets	35,620		35,011		219,486	191,962	551,365		544,306

Noninterest-bearing deposits	5,030		3,165		2,583	2,297	125,297		95,106
Interest-bearing deposits	141		117		2,247	3,068	303,913		308,197
Total deposits	5,171		3,282		4,830	5,365	429,210		403,303

Total U.S. Bancorp shareholders’ equity	7,413		6,975		16,348	13,759	52,962		52,241

(a)	Presented net of related rewards and rebate costs and certain partner payments of $633 million and $445 million for the three months ended June 30, 2021 and 2020, respectively.
(b)	Includes revenue generated from certain contracts with customers of $1.9 billion and $1.6 billion for the three months ended June 30, 2021 and 2020, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangments, the Company recorded $238 million and $230 million of revenue for the three months ended June 30, 2021 and 2020, respectively, primarily consisting of interest income on sales-type and direct financing leases.

7 2	U.S. Bancorp

Business segment results for the six months ended June 30 were as follows:

	Corporate and Commercial Banking				Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2021		2020		2021	2020	2021		2020
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,355		$1,663		$3,277	$3,007	$370		$534
Noninterest income	514		610		1,224	1,607	1,078		1,001
Total net revenue	1,869		2,273		4,501	4,614	1,448		1,535
Noninterest expense	816		873		2,783	2,689	980		941
Other intangibles	–		–		6	8	6		6
Total noninterest expense	816		873		2,789	2,697	986		947
Income (loss) before provision and income taxes	1,053		1,400		1,712	1,917	462		588
Provision for credit losses	(17)		446		(140)	233	18		21
Income (loss) before income taxes	1,070		954		1,852	1,684	444		567
Income taxes and taxable-equivalent adjustment	268		238		463	421	111		142
Net income (loss)	802		716		1,389	1,263	333		425
Net (income) loss attributable to noncontrolling interests	–		–		–	–	–		–
Net income (loss) attributable to U.S. Bancorp	$802		$716		$1,389	$1,263	$333		$425
Average Balance Sheet
Loans	$95,006		$113,147		$152,822	$148,462	$12,688		$10,909
Other earning assets	4,359		4,201		9,112	5,772	258		283
Goodwill	1,647		1,647		3,475	3,525	1,618		1,617
Other intangible assets	5		7		2,660	2,173	63		42
Assets	107,037		125,394		174,399	164,690	15,800		14,153

Noninterest-bearing deposits	53,027		34,074		39,757	31,130	21,318		14,848
Interest-bearing deposits	66,899		88,034		170,552	138,888	66,427		67,195
Total deposits	119,926		122,108		210,309	170,018	87,745		82,043

Total U.S. Bancorp shareholders’ equity	13,455		14,631		13,460	13,389	2,607		2,475

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2021		2020		2021	2020	2021		2020
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,225		$1,267		$26	$–	$6,253		$6,471
Noninterest income	1,698	(a)	1,452	(a)	486	469	5,000	(b)	5,139	(b)
Total net revenue	2,923		2,719		512	469	11,253	(c)	11,610	(c)
Noninterest expense	1,561		1,495		548	551	6,688		6,549
Other intangibles	66		71		–	–	78		85
Total noninterest expense	1,627		1,566		548	551	6,766		6,634
Income (loss) before provision and income taxes	1,296		1,153		(36)	(82)	4,487		4,976
Provision for credit losses	50		231		(908)	1,799	(997)		2,730
Income (loss) before income taxes	1,246		922		872	(1,881)	5,484		2,246
Income taxes and taxable-equivalent adjustment	312		231		57	(660)	1,211		372
Net income (loss)	934		691		815	(1,221)	4,273		1,874
Net (income) loss attributable to noncontrolling interests	–		–		(11)	(14)	(11)		(14)
Net income (loss) attributable to U.S. Bancorp	$934		$691		$804	$(1,235)	$4,262		$1,860
Average Balance Sheet
Loans	$29,831		$32,005		$3,791	$3,359	$294,138		$307,882
Other earning assets	5		6		191,367	152,777	205,101		163,039
Goodwill	3,176		2,977		–	–	9,916		9,766
Other intangible assets	531		573		–	–	3,259		2,795
Assets	35,359		36,647		217,462	178,672	550,057		519,556

Noninterest-bearing deposits	5,146		2,318		2,596	2,254	121,844		84,624
Interest-bearing deposits	137		116		1,936	4,196	305,951		298,429
Total deposits	5,283		2,434		4,532	6,450	427,795		383,053

Total U.S. Bancorp shareholders’ equity	7,535		7,042		15,789	14,156	52,846		51,693

(a)	Presented net of related rewards and rebate costs and certain partner payments of $1.2 billion and $975 million for the six months ended June 30, 2021 and 2020, respectively.
(b)	Includes revenue generated from certain contracts with customers of $3.6 billion and $3.3 billion for the six months ended June 30, 2021 and 2020, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangments, the Company recorded $466 million and $468 million of revenue for the six months ended June 30, 2021 and 2020, respectively, primarily consisting of interest income on sales-type and direct financing leases.

U.S. Bancorp	7 3

Note 17	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to June 30, 2021 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

74	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30
		2021			2020
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$160,615	$635	1.58%	$120,867	$645	2.13%	32.9%
Loans held for sale	7,825	55	2.78	6,307	52	3.30	24.1
Loans (b)
Commercial	102,974	676	2.63	128,039	833	2.61	(19.6)
Commercial real estate	38,564	306	3.18	41,088	360	3.53	(6.1)
Residential mortgages	73,351	621	3.38	71,122	635	3.58	3.1
Credit card	21,116	554	10.54	21,510	552	10.33	(1.8)
Other retail	58,279	530	3.64	56,348	579	4.13	3.4
Total loans	294,284	2,687	3.66	318,107	2,959	3.74	(7.5)
Other earning assets	38,027	32	.34	48,838	41	.33	(22.1)
Total earning assets	500,751	3,409	2.73	494,119	3,697	3.00	1.3
Allowance for loan losses	(6,310)			(6,543)			3.6
Unrealized gain (loss) on investment securities	851			3,499			(75.7)
Other assets	56,073			53,231			5.3
Total assets	$551,365			$544,306			1.3
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$125,297			$95,106			31.7%
Interest-bearing deposits
Interest checking	103,356	7	.03	83,789	12	.05	23.4
Money market savings	113,673	50	.18	129,692	95	.30	(12.4)
Savings accounts	62,102	1	.01	51,237	11	.09	21.2
Time deposits	24,782	24	.39	43,479	76	.70	(43.0)
Total interest-bearing deposits	303,913	82	.11	308,197	194	.25	(1.4)
Short-term borrowings	16,462	18	.43	25,738	35	.54	(36.0)
Long-term debt	36,190	145	1.61	46,385	244	2.11	(22.0)
Total interest-bearing liabilities	356,565	245	.28	380,320	473	.50	(6.2)
Other liabilities	15,910			16,009			(.6)
Shareholders’ equity
Preferred equity	5,968			5,984			(.3)
Common equity	46,994			46,257			1.6
Total U.S. Bancorp shareholders’ equity	52,962			52,241			1.4
Noncontrolling interests	631			630			.2
Total equity	53,593			52,871			1.4
Total liabilities and equity	$551,365			$544,306			1.3
Net interest income		$3,164			$3,224
Gross interest margin			2.45%			2.50%
Gross interest margin without taxable-equivalent increments			2.43%			2.48%
Percent of Earning Assets
Interest income			2.73%			3.00%
Interest expense			.20			.38
Net interest margin			2.53%			2.62%
Net interest margin without taxable-equivalent increments			2.51%			2.60%

(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	75

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30
		2021			2020
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$153,109	$1,169	1.53%	$120,856	$1,351	2.24%	26.7%
Loans held for sale	8,922	122	2.73	5,527	96	3.49	61.4
Loans (b)
Commercial	102,535	1,349	2.65	117,013	1,774	3.05	(12.4)
Commercial real estate	38,675	611	3.18	40,583	788	3.91	(4.7)
Residential mortgages	74,271	1,266	3.41	71,007	1,298	3.66	4.6
Credit card	21,130	1,132	10.81	22,673	1,211	10.74	(6.8)
Other retail	57,527	1,062	3.72	56,606	1,211	4.30	1.6
Total loans	294,138	5,420	3.71	307,882	6,282	4.10	(4.5)
Other earning assets	43,070	65	.31	36,656	110	.60	17.5
Total earning assets	499,239	6,776	2.73	470,921	7,839	3.34	6.0
Allowance for loan losses	(6,788)			(6,066)			(11.9)
Unrealized gain (loss) on investment securities	1,342			2,462			(45.5)
Other assets	56,264			52,239			7.7
Total assets	$550,057			$519,556			5.9
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$121,844			$84,624			44.0%
Interest-bearing deposits
Interest checking	100,387	13	.03	80,573	51	.13	24.6
Money market savings	119,218	100	.17	125,819	406	.65	(5.2)
Savings accounts	60,484	3	.01	49,643	37	.15	21.8
Time deposits	25,862	51	.40	42,394	225	1.07	(39.0)
Total interest-bearing deposits	305,951	167	.11	298,429	719	.48	2.5
Short-term borrowings	14,794	34	.47	22,995	108	.94	(35.7)
Long-term debt	37,817	322	1.71	45,116	541	2.41	(16.2)
Total interest-bearing liabilities	358,562	523	.29	366,540	1,368	.75	(2.2)
Other liabilities	16,174			16,069			.7
Shareholders’ equity
Preferred equity	6,090			5,984			1.8
Common equity	46,756			45,709			2.3
Total U.S. Bancorp shareholders’ equity	52,846			51,693			2.2
Noncontrolling interests	631			630			.2
Total equity	53,477			52,323			2.2
Total liabilities and equity	$550,057			$519,556			5.9
Net interest income		$6,253			$6,471
Gross interest margin			2.44%			2.59%
Gross interest margin without taxable-equivalent increments			2.42%			2.57%
Percent of Earning Assets
Interest income			2.73%			3.34%
Interest expense			.21			.58
Net interest margin			2.52%			2.76%
Net interest margin without taxable-equivalent increments			2.50%			2.74%

(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

76	U.S. Bancorp

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
— Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 of this Report for information regarding shares repurchased by the Company during the second quarter of 2021.
Item 6. Exhibits

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 20, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of U.S. Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

U.S. Bancorp	77

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ L ISA R. S TARK

Dated: August 3, 2021		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

78	U.S. Bancorp

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

/ S / A NDREW C ECERE
Andrew Cecere
Chief Executive Officer
Dated: August 3, 2021

U.S. Bancorp	79

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/ S / T ERRANCE R. D OLAN
Terrance R. Dolan Chief Financial Officer
Dated: August 3, 2021

80	U.S. Bancorp

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)
The Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021 (the “Form
10-Q”)
of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ A NDREW C ECERE	/s/ T ERRANCE R. D OLAN
Andrew Cecere Chief Executive Officer Dated: August 3, 2021	Terrance R. Dolan Chief Financial Officer

U.S. Bancorp	81

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