Form 10-Q
period 2021-09-30
US BANCORP \DE\
filed 2021-11-02
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2021
Common Stock, $0.01 Par Value	1,482,797,679 shares

Table of Contents and
Form 10-Q
Cross Reference Index

U.S. Bancorp	1

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
civil unrest; changes in customer behavior and preferences; breaches in data security, including as a result of work-from-home arrangements; failures to safeguard personal information; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputation risk. In addition, U.S. Bancorp’s proposed acquisition of MUFG Union Bank presents risks and uncertainties, including, among others: the risk that the cost savings, any revenue synergies and other anticipated benefits of the proposed acquisition may not be realized or may take longer than anticipated to be realized; the risk that U.S. Bancorp’s business could be disrupted as a result of the announcement and pendency of the proposed acquisition and diversion of management’s attention from ongoing business operations and opportunities; the possibility that the proposed acquisition, including the integration of MUFG Union Bank, may be more costly or difficult to complete than anticipated; delays in closing the proposed acquisition; and the failure of required governmental approvals to be obtained or any other closing conditions in the definitive purchase agreement to be satisfied.
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

2	U.S. Bancorp

Table 1	Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2021	2020	Percent Change	2021	2020	Percent Change
Condensed Income Statement
Net interest income	$3,171	$3,227	(1.7)%	$9,371	$9,650	(2.9)%
Taxable-equivalent adjustment (a)	26	25	4.0	79	73	8.2
Net interest income (taxable-equivalent basis) (b)	3,197	3,252	(1.7)	9,450	9,723	(2.8)
Noninterest income	2,693	2,712	(.7)	7,693	7,851	(2.0)
Total net revenue	5,890	5,964	(1.2)	17,143	17,574	(2.5)
Noninterest expense	3,429	3,371	1.7	10,195	10,005	1.9
Provision for credit losses	(163)	635	*	(1,160)	3,365	*
Income before taxes	2,624	1,958	34.0	8,108	4,204	92.9
Income taxes and taxable-equivalent adjustment	590	372	58.6	1,801	744	*
Net income	2,034	1,586	28.2	6,307	3,460	82.3
Net (income) loss attributable to noncontrolling interests	(6)	(6)	—	(17)	(20)	15.0
Net income attributable to U.S. Bancorp	$2,028	$1,580	28.4	$6,290	$3,440	82.8
Net income applicable to U.S. Bancorp common shareholders	$1,934	$1,494	29.5	$6,023	$3,196	88.5
Per Common Share
Earnings per share	$1.30	$.99	31.3%	$4.04	$2.12	90.6%
Diluted earnings per share	1.30	.99	31.3	4.04	2.11	91.5
Dividends declared per share	.46	.42	9.5	1.30	1.26	3.2
Book value per share (c)	32.22	30.93	4.2
Market value per share	59.44	35.85	65.8
Average common shares outstanding	1,483	1,506	(1.5)	1,491	1,510	(1.3)
Average diluted common shares outstanding	1,484	1,507	(1.5)	1,492	1,511	(1.3)
Financial Ratios
Return on average assets	1.45%	1.17%		1.53%	.87%
Return on average common equity	15.9	12.8		17.0	9.3
Net interest margin (taxable-equivalent basis) (a)	2.53	2.67		2.52	2.73
Efficiency ratio (b)	58.4	56.6		59.8	57.4
Net charge-offs as a percent of average loans outstanding	.20	.66		.25	.58
Average Balances
Loans	$296,739	$311,018	(4.6)%	$295,014	$308,935	(4.5)%
Loans held for sale	7,438	7,983	(6.8)	8,422	6,352	32.6
Investment securities (d)	151,755	128,565	18.0	152,653	123,444	23.7
Earning assets	503,325	486,104	3.5	500,616	476,018	5.2
Assets	553,446	536,902	3.1	551,199	525,380	4.9
Noninterest-bearing deposits	129,018	109,375	18.0	124,262	92,935	33.7
Deposits	431,487	405,523	6.4	429,039	390,598	9.8
Short-term borrowings	14,688	18,049	(18.6)	14,758	21,335	(30.8)
Long-term debt	35,972	43,542	(17.4)	37,196	44,587	(16.6)
Total U.S. Bancorp shareholders’ equity	54,273	52,416	3.5	53,327	51,936	2.7

	September 30, 2021	December 31, 2020
Period End Balances
Loans	$297,608	$297,707	—%
Investment securities	149,376	136,840	9.2
Assets	567,495	553,905	2.5
Deposits	442,902	429,770	3.1
Long-term debt	35,671	41,297	(13.6)
Total U.S. Bancorp shareholders’ equity	53,743	53,095	1.2
Asset Quality
Nonperforming assets	$944	$1,298	(27.3)%
Allowance for credit losses	6,300	8,010	(21.3)
Allowance for credit losses as a percentage of period-end loans	2.12%	2.69%
Capital Ratios
Common equity tier 1 capital	10.2%	9.7%
Tier 1 capital	11.7	11.3
Total risk-based capital	13.4	13.4
Leverage	8.7	8.3
Total leverage exposure	7.0	7.3
Tangible common equity to tangible assets (b)	6.8	6.9
Tangible common equity to risk-weighted assets (b)	9.4	9.5
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (b)	9.7	9.3

*	Not meaningful
(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 35.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)
Excludes unrealized gains and losses on
available-for-sale
investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale
to
held-to-maturity.

U.S. Bancorp	3

Management’s Discussion and Analysis

OVERVIEW
Earnings Summary
U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $2.0 billion for the third quarter of 2021, or $1.30 per diluted common share, compared with $1.6 billion, or $0.99 per diluted common share, for the third quarter of 2020. Return on average assets and return on average common equity were 1.45 percent and 15.9 percent, respectively, for the third quarter of 2021, compared with 1.17 percent and 12.8 percent, respectively, for the third quarter of 2020.
Total net revenue for the third quarter of 2021 was $74 million (1.2 percent) lower than the third quarter of 2020, reflecting a 1.7 percent decrease in net interest income and a 0.7 percent decrease in noninterest income. The decrease in net interest income from the third quarter of 2020 was due to changes in loan portfolio composition and lower average loan balances primarily driven by commercial loan paydowns by corporate customers accessing the capital markets and the Small Business Administration (“SBA”) Paycheck Protection Program, partially offset by changes in deposit and funding mix as well as higher loan fees related to the SBA Paycheck Protection Program. The noninterest income decrease was driven by lower mortgage banking revenue, commercial products revenue and other noninterest income, mostly offset by improvements in payment services revenue, trust and investment management fees, deposit service charges, treasury management fees and investment products fees.
Noninterest expense in the third quarter of 2021 was $58 million (1.7 percent) higher than the third quarter of 2020, reflecting increases in compensation expense, primarily related to performance-based incentive compensation, as well as higher professional services expense, marketing and business development expense, and technology and communications expense, partially offset by lower net occupancy and equipment expense and other noninterest expense.
The provision for credit losses for the third quarter of 2021 was a benefit of $163 million, which was $798 million favorable from the third quarter of 2020, driven by a decrease in the allowance for credit losses during the third quarter of 2021 as a result of continued improvement in the global economy, as well as strong credit and collateral performance, compared with an increase in the allowance for credit losses during the third quarter of 2020. Net charge-offs in the third quarter of 2021 were $147 million, compared with $515 million in the third quarter of 2020. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Net income attributable to U.S. Bancorp for the first nine months of 2021 was $6.3 billion, or $4.04 per diluted common share, compared with $3.4 billion, or $2.11 per diluted common share, for the first nine months of 2020. Return on average assets and return on average common equity were 1.53 percent and 17.0 percent, respectively, for the first nine months of 2021, compared with 0.87 percent and 9.3 percent, respectively, for the first nine months of 2020.
Total net revenue for the first nine months of 2021 was $431 million (2.5 percent) lower than the first nine months of 2020, reflecting a 2.9 percent decrease in net interest income (2.8 percent on a taxable-equivalent basis) and a 2.0 percent decrease in noninterest income. The decrease in net interest income from the first nine months of 2020 was due to changes in loan portfolio composition, lower average loan balances, the impact of lower interest rates compared with the prior year and higher premium amortization in the investment portfolio related to mortgage refinance activities, partially offset by changes in deposit and funding mix as well as higher loan fees related to the SBA Paycheck Protection Program. The noninterest income decrease was driven by lower mortgage banking revenue, commercial products revenue and securities gains, partially offset by improvements in payment services revenue, trust and investment management fees, treasury management fees, investment products fees, deposit service charges and other noninterest income.
Noninterest expense in the first nine months of 2021 was $190 million (1.9 percent) higher than the first nine months of 2020, reflecting increases in compensation expense, technology and communications expense, professional services expense, and marketing and business development expense, partially offset by lower net occupancy and equipment expense and other noninterest expense.

4	U.S. Bancorp

The provision for credit losses for the first nine months of 2021 was a benefit of $1.2 billion, which was $4.5 billion favorable compared to the first nine months of 2020, driven by a decrease in the allowance for credit losses during the first nine months of 2021 as a result of improvement in the global economy and strong credit and collateral performance, compared with an increase in the allowance for credit losses during the first nine months of 2020. Net charge-offs in the first nine months of 2021 were $550 million, compared with $1.3 billion in the first nine months of 2020. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Pending Acquisition
 In September 2021, the Company announced that it has entered into a definitive agreement to acquire MUFG Union Bank’s core regional banking franchise from Mitsubishi UFJ Financial Group (“MUFG”), for a purchase price of approximately $8.0 billion, including $5.5 billion in cash and approximately 44 million shares of U.S. Bancorp common stock. Upon close of the transaction, MUFG will hold approximately 2.9 percent of the Company’s common stock. The transaction excludes the purchase of MUFG Union Bank’s Global Corporate & Investment Bank, certain middle and back office functions, and other assets. MUFG Union Bank currently has approximately 300 branches in California, Washington and Oregon and is expected to add, based on MUFG Union Bank’s June 30, 2021 balance sheet, approximately $105 billion in total assets, $58 billion of loans and $90 billion of deposits to the Company’s consolidated balance sheet. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, including regulatory approvals.
STATEMENT OF INCOME ANALYSIS
Net Interest Income
 Net interest income, on a taxable-equivalent basis, was $3.2 billion in the third quarter and $9.5 billion in the first nine months of 2021, representing decreases of $55 million (1.7 percent) and $273 million (2.8 percent), respectively, compared with the same periods of 2020. The decreases were primarily due to changes in loan mix and lower average loan balances driven by commercial loan paydowns by corporate customers accessing the capital markets and the SBA Paycheck Protection Program, partially offset by changes in deposit and funding mix as well as higher loan fees related to the SBA Paycheck Protection Program. Net interest income further decreased in the first nine months of 2021, compared with the first nine months of 2020, due to higher premium amortization related to securities prepayments and the impact of lower interest rates compared with the prior year. Average earning assets were $17.2 billion (3.5 percent) higher in the third quarter and $24.6 billion (5.2 percent) higher in the first nine months of 2021, compared with the same periods of 2020, reflecting increases in investment securities and other earning assets, primarily driven by higher cash balances, while average loans decreased due to continued paydowns by corporate customers. The net interest margin, on a taxable-equivalent basis, in the third quarter and first nine months of 2021 was 2.53 percent and 2.52 percent, respectively, compared with 2.67 percent and 2.73 percent in the third quarter and first nine months of 2020, respectively. The decrease in net interest margin from the prior year was primarily due to the impact of declining interest rates on loan yields, the mix of earning assets and lower reinvestment yields in the investment portfolio, partially offset by the net benefit of funding composition and higher loan fees. The decrease in net interest margin in the first nine months of 2021, compared with the first nine months of 2020, was further due to higher premium amortization within the investment portfolio. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Average total loans in the third quarter and first nine months of 2021 were $14.3 billion (4.6 percent) and $13.9 billion (4.5 percent) lower, respectively, than the same periods of 2020. The decreases were primarily due to lower commercial loans driven by continued paydowns by corporate customers that accessed the capital markets and the SBA Paycheck Protection Program, lower commercial real estate loans as a result of customer paydowns, and lower credit card loans driven by higher customer payment rates. Average total loans further decreased in the third quarter of 2021, compared with the third quarter of 2020, due to lower residential mortgages driven by paydowns. These decreases were partially offset by higher other retail loans, driven by growth in installment loans due to strong auto and recreational vehicle lending, partially offset by lower home equity and second mortgages as more customers chose to refinance their existing first lien residential mortgage balances during the prior year due to the low interest rate environment.
Average investment securities in the third quarter and first nine months of 2021 were $23.2 billion (18.0 percent) and $29.2 billion (23.7 percent) higher, respectively, than the same periods of 2020, primarily due to purchases of mortgage-backed, U.S. Treasury and state and political securities, net of prepayments and maturities.

U.S. Bancorp	5

Table 2	Noninterest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2021	2020	Percent Change	2021	2020	Percent Change
Credit and debit card revenue	$393	$388	1.3%	$1,125	$976	15.3%
Corporate payment products revenue	156	125	24.8	420	371	13.2
Merchant processing services	392	347	13.0	1,084	950	14.1
Trust and investment management fees	459	434	5.8	1,349	1,295	4.2
Deposit service charges	194	170	14.1	531	512	3.7
Treasury management fees	155	145	6.9	462	425	8.7
Commercial products revenue	277	303	(8.6)	837	904	(7.4)
Mortgage banking revenue	418	553	(24.4)	1,063	1,596	(33.4)
Investment products fees	62	48	29.2	177	142	24.6
Securities gains (losses), net	20	12	66.7	88	143	(38.5)
Other	167	187	(10.7)	557	537	3.7
Total noninterest income	$2,693	$2,712	(.7)%	$7,693	$7,851	(2.0)%

Average total deposits for the third quarter and first nine months of 2021 were $26.0 billion (6.4 percent) and $38.4 billion (9.8 percent) higher, respectively, than the same periods of 2020, including the acquisition of deposit balances from State Farm Bank in the fourth quarter of 2020. Average noninterest-bearing deposits for the third quarter and first nine months of 2021 were $19.6 billion (18.0 percent) and $31.3 billion (33.7 percent) higher, respectively, than the same periods of 2020, primarily due to higher Corporate and Commercial Banking, and Wealth Management and Investment Services balances. The increase in noninterest-bearing deposits in the third quarter of 2021, compared with the third quarter of 2020, was partially offset by a decrease in Payment Services balances. Average total savings deposits for the third quarter and first nine months of 2021 were $16.9 billion (6.4 percent) and $21.6 billion (8.4 percent) higher, respectively, than the same periods of the prior year, driven by increases in Consumer and Business Banking balances, partially offset by decreases in Corporate and Commercial Banking balances. The growth in average noninterest-bearing and total savings deposits was primarily a result of the actions by the federal government to increase liquidity in the financial system and government stimulus programs. Average time deposits for the third quarter and first nine months of 2021 were $10.5 billion (31.0 percent) and $14.5 billion (36.7 percent) lower, respectively, than the same periods of 2020, primarily driven by decreases in those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Provision for Credit Losses
 The provision for credit losses was a benefit of $163 million for the third quarter and $1.2 billion for the first nine months of 2021, representing decreases of $798 million and $4.5 billion, respectively, from the same periods of 2020. The decreases were driven by the Company decreasing the allowance for credit losses in 2021 as a result of improvement in the global economy, as well as strong credit and collateral performance, compared with the Company increasing the allowance for credit losses in 2020 due to deteriorating economic conditions related to
COVID-19.
Net charge-offs decreased $368 million (71.5 percent) and $795 million (59.1 percent) in the third quarter and first nine months of 2021, respectively, compared with the same periods of the prior year, reflecting improvement across all loan categories. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income
 Noninterest income was $2.7 billion in the third quarter and $7.7 billion in the first nine months of 2021, representing decreases of $19 million (0.7 percent) and $158 million (2.0 percent), respectively, compared with the same periods of 2020. The decreases from a year ago reflected lower mortgage banking revenue and commercial products revenue, partially offset by higher payment services revenue, trust and investment management fees, deposit service charges, treasury management fees and investment products fees. The decrease in noninterest income in the first nine months of 2021, compared with the first nine months of 2020, was also due to lower securities gains. Mortgage banking revenue decreased in the third quarter of 2021, compared with the third quarter of 2020, driven by lower production volume and related gain on sale margins, partially offset by increases in mortgage servicing rights (“MSRs”) valuations, net of hedging activities, as well as gains on higher Government National Mortgage Association (“GNMA”) loan sales. The decrease in mortgage banking revenue in the first nine months of 2021, compared with the first nine months of 2020, was due to lower production volume and related gain on sale margins, along with declines in MSR valuations, net of hedging activities. Commercial

6	U.S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2021	2020	Percent Change	2021	2020	Percent Change
Compensation	$1,847	$1,687	9.5%	$5,448	$4,992	9.1%
Employee benefits	336	335	.3	1,057	1,001	5.6
Net occupancy and equipment	259	276	(6.2)	780	823	(5.2)
Professional services	126	102	23.5	332	307	8.1
Marketing and business development	99	72	37.5	237	213	11.3
Technology and communications	361	334	8.1	1,082	932	16.1
Postage, printing and supplies	69	70	(1.4)	203	214	(5.1)
Other intangibles	41	44	(6.8)	119	129	(7.8)
Other	291	451	(35.5)	937	1,394	(32.8)
Total noninterest expense	$3,429	$3,371	1.7%	$10,195	$10,005	1.9%
Efficiency ratio (a)	58.4%	56.6%		59.8%	57.4%

a)	See Non-GAAP Financial Measures beginning on page 35.

products revenue decreased in the third quarter and first nine months of 2021, compared with the same periods of the prior year, primarily due to lower capital markets activity and trading revenue, partially offset by higher syndication revenue and fees. The decrease in commercial products revenue in the first nine months of 2021, compared with the first nine months of 2020, was further offset by higher non-yield
loan fees as a result of higher unused commitments. Other noninterest income decreased in the third quarter of 2021, compared with the third quarter of 2020, primarily due to the third quarter of 2020 impact of higher equity investment income and transition services agreement revenue associated with the sale of the Company’s ATM third-party servicing business, partially offset by certain asset impairments as a result of branch optimization, and higher retail leasing end of term residual gains in the third quarter of 2021. During 2020, payment services revenue had been adversely affected by the impact of the
COVID-19
pandemic on consumer and business spending, particularly related to travel and entertainment activities. However, spending has continued to strengthen across most sectors driven by government stimulus, local jurisdictions reducing restrictions and consumer behaviors normalizing. As a result, payment services revenue increased in the third quarter and first nine months of 2021, compared with the same periods of 2020. The components of payment services revenue included higher credit and debit card revenue driven by higher net interchange revenue related to sales volume as well as stronger transaction and cash advance fees, partially offset by lower prepaid card processing activities as government stimulus programs dissipated, as well as higher investment in customer acquisition. Corporate payment products revenue increased primarily due to improving business spending, while merchant processing services revenue increased driven by higher sales volume as well as higher merchant and equipment fees. Trust and investment management fees increased primarily due to business growth and favorable market conditions, while deposit service charges increased primarily due to higher customer activity and ATM processing revenue. Treasury management fees increased due to core growth driven by the
COVID-19
economic recovery, while investment products fees increased primarily driven by favorable market conditions and core growth.
Noninterest Expense
 Noninterest expense was $3.4 billion in the third quarter and $10.2 billion in the first nine months of 2021, representing increases of $58 million (1.7 percent) and $190 million (1.9 percent), respectively, over the same periods of 2020. The increases from the prior year reflected higher compensation expense, professional services expense, marketing and business development expense, and technology and communications expense, partially offset by lower net occupancy and equipment expense, and other noninterest expense. Compensation expense increased due to higher performance-based incentives, merit increases and revenue-related compensation driven by business production. Professional services expense increased primarily due to an increase in business investment and related initiatives in the third quarter of 2021. Marketing and business development expense increased due to the timing of marketing campaigns supporting business development and lower marketing activities in 2020 during the pandemic. Technology and communications expense increased primarily due to higher expenditures supporting business technology investments. Employee benefits expense increased in the first nine months of 2021, compared with the first nine months of 2020, primarily due to higher payroll taxes and related benefits, and higher pension expense. Net occupancy and equipment expense decreased in the third quarter and first nine months of 2021, compared with the same periods of the prior year, primarily due to

U.S. Bancorp	7

branch closures. Other noninterest expense decreased primarily due to higher
COVID-19
related expenses in 2020 including recognizing liabilities related to future delivery exposures for merchant and airline processing, as well as lower costs related to tax-advantaged
projects which were scaled back in 2020 during the pandemic.
Income Tax Expense
 The provision for income taxes was $564 million (an effective rate of 21.7 percent) for the third quarter and $1.7 billion (an effective rate of 21.4 percent) for the first nine months of 2021, compared with $347 million (an effective rate of 18.0 percent) and $671 million (an effective rate of 16.2 percent) for the same periods of 2020, respectively. The increases in the tax rates were due to the marginal impact of providing taxes on higher pretax earnings in 2021. For further information on income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans
 The Company’s loan portfolio was $297.6 billion at September 30, 2021, compared with $297.7 billion at December 31, 2020, a decrease of $99 million. The decrease was driven by lower commercial loans, residential mortgages, commercial real estate loans and credit card loans, partially offset by higher other retail loans.
Commercial loans decreased $1.9 billion (1.8 percent) at September 30, 2021, compared with December 31, 2020, reflecting paydowns by corporate customers that accessed the capital markets and the SBA Paycheck Protection Program during the first nine months of 2021.
Residential mortgages held in the loan portfolio decreased $1.2 billion (1.6 percent) at September 30, 2021, compared with December 31, 2020, due to customers paying down balances in the first nine months of 2021. Residential mortgages originated and placed in the Company’s loan portfolio include well-secured jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Commercial real estate loans decreased $503 million (1.3 percent) at September 30, 2021, compared with December 31, 2020, the result of customers paying down balances.
Credit card loans decreased $209 million (0.9 percent) at September 30, 2021, compared with December 31, 2020, reflecting higher customer payment rates.
Other retail loans increased $3.7 billion (6.4 percent) at September 30, 2021, compared with December 31, 2020, due to increases in auto loans and installment loans, partially offset by decreases in home equity loans and retail leasing balances.
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
Loans Held for Sale
 Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $6.2 billion at September 30, 2021, compared with $8.8 billion at December 31, 2020. The decrease in loans held for sale was principally due to a lower level of mortgage loan closings in the third quarter of 2021, compared with the fourth quarter of 2020. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets; in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).
Investment Securities
 Available-for-sale
investment securities totaled $149.4 billion at September 30, 2021, compared with $136.8 billion at December 31, 2020. The $12.5 billion (9.2 percent) increase was primarily due to $15.7 billion of net investment purchases, partially offset by a $3.1 billion unfavorable change in net unrealized gains (losses) on available-for-sale
investment securities. The Company had no outstanding investment securities classified as held-to-maturity
at September 30, 2021 and December 31, 2020.
The Company’s
available-for-sale
investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At September 30, 2021, the Company’s net unrealized gains on available-for-sale
investment securities were $138 million, compared with $3.2 billion at December 31, 2020. The unfavorable change in net unrealized gains (losses) was primarily due to decreases in the fair value of mortgage-backed and U.S. Treasury securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale
investment securities totaled $1.7 billion at September 30, 2021, compared with $53 million at December 31, 2020. At September 30, 2021, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 4 and 15 in the Notes to Consolidated Financial Statements for further information on investment securities.

8	U.S. Bancorp

Table 4	Available-for-Sale Investment Securities

	September 30, 2021				December 31, 2020
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)
U.S. Treasury and agencies	$18,460	$18,491	5.1	1.57%	$21,954	$22,391	3.8	1.37%
Mortgage-backed securities (a)	120,887	120,482	5.1	1.55	103,282	105,374	3.0	1.47
Asset-backed securities (a)	64	69	3.8	1.51	200	205	6.2	1.47
Obligations of state and political subdivisions (b) (c)	9,820	10,327	7.4	3.71	8,166	8,861	6.3	3.99
Other	7	7	3.7	2.07	9	9	.1	1.81
Total investment securities	$149,238	$149,376	5.3	1.69%	$133,611	$136,840	3.4	1.61%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

Deposits
 Total deposits were $442.9 billion at September 30, 2021, compared with $429.8 billion at December 31, 2020. The $13.1 billion (3.1 percent) increase in total deposits reflected increases in noninterest-bearing and total savings deposits, partially offset by a decrease in time deposits. Noninterest-bearing deposits increased $17.5 billion (14.8 percent) at September 30, 2021, compared with December 31, 2020, primarily due to higher Corporate and Commercial Banking, Wealth Management and Investment Services, and Consumer and Business Banking balances. Interest checking balances increased $7.8 billion (8.2 percent) while savings account balances increased $7.0 billion (12.4 percent), both driven by higher Consumer and Business Banking balances. Money market deposit balances decreased $11.4 billion (8.9 percent) at September 30, 2021, compared with December 31, 2020, primarily due to lower Wealth Management and Investment Services, and Corporate and Commercial Banking balances. Time deposits decreased $7.8 billion (25.5 percent) at September 30, 2021, compared with December 31, 2020, driven by a decrease in those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics, along with a decrease in Consumer and Business Banking balances.
Borrowings
 The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $16.1 billion at September 30, 2021, compared with $11.8 billion at December 31, 2020. The $4.3 billion (36.7 percent) increase in short-term borrowings was primarily due to higher commercial paper, repurchase agreement and federal funds purchased balances. Long-term debt was $35.7 billion at September 30, 2021, compared with $41.3 billion at December 31, 2020. The $5.6 billion (13.6 percent) decrease was primarily due to $3.7 billion of bank note repayments and maturities, $1.5 billion of medium-term note repayments and a $1.0 billion decrease in Federal Home Loan Bank (“FHLB”) advances, partially offset by $1.0 billion of bank note issuances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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

U.S. Bancorp	9

The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputation. Leveraging the Company’s risk management framework, the specific impacts of
COVID-19
and related risks are identified for each of the most prominent exposures. With respect to direct impacts from
COVID-19,
oversight and governance is managed through a centralized command center with frequent reporting to the Managing Committee and ERC. The Board of Directors also oversees the Company’s responsiveness to the
COVID-19
pandemic. Credit risk is the risk of loss associated with a change in the credit profile or the failure of a borrower or counterparty to meet its contractual obligations. Interest rate risk is the current or prospective risk to earnings and capital, or market valuations, arising from the impact of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale
securities, mortgage loans held for sale (“MLHFS”), MSRs and derivatives that are accounted for on a fair value basis. Liquidity risk is the risk that financial condition or overall safety and soundness is adversely affected by the Company’s inability, or perceived inability, to meet its cash flow obligations in a timely and complete manner in either normal or stressed conditions. Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, people (including human errors or misconduct), or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, financial losses, and reputational damage if it fails to adhere to compliance requirements and the Company’s compliance policies. Strategic risk is the risk to current or projected financial condition and resilience arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputation risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships or services, or continue serving existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, for a detailed discussion of these factors.
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

•	Capital ratios and projections, including regulatory measures and stressed scenarios; and

10	U.S. Bancorp

•	Strategic and reputation risk considerations, impacts and responses.
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
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off
portfolio. Home equity or second mortgage loans are junior lien closed-end
accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a
10-
or
15-year
fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a
10-
or
15-year
draw period during which a minimum payment is equivalent to the monthly interest, followed by a
20-
or
10-year
amortization period, respectively. At September 30, 2021, substantially all of the Company’s home equity lines were in the draw period. Approximately $1.2 billion, or 12 percent, of the outstanding home equity line balances at September 30, 2021, will enter the amortization period within the next 36 months. Key risk characteristics relevant to consumer

U.S. Bancorp	11

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
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at September 30, 2021:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$3,243	$60,169	$63,412	84.6%
Over 80% through 90%	4	1,706	1,710	2.3
Over 90% through 100%	—	179	179	.2
Over 100%	—	79	79	.1
No LTV available	—	32	32	—
Loans purchased from GNMA mortgage pools (a)	—	9,542	9,542	12.8
Total (b)	$3,247	$71,707	$74,954	100.0%

(a)
Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(b)	At September 30, 2021, approximately $443 million of residential mortgage balances were considered sub-prime.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$9,379	$636	$10,015	93.4%
Over 80% through 90%	266	244	510	4.8
Over 90% through 100%	48	26	74	.7
Over 100%	48	5	53	.5
No LTV/CLTV available	63	3	66	.6
Total (a)	$9,804	$914	$10,718	100.0%

(a)	At September 30, 2021, approximately $37 million of home equity and second mortgage balances were considered sub-prime.
Home equity and second mortgages were $10.7 billion at September 30, 2021, compared with $12.5 billion at December 31, 2020, and included $3.1 billion of home equity lines in a first lien position and $7.6 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at September 30, 2021, included approximately $2.8 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $4.8 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

12	U.S. Bancorp

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at September 30, 2021:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$2,750	$4,837	$7,587
Percent 30—89 days past due	.49%	.38%	.42%
Percent 90 days or more past due	.06%	.06%	.06%
Weighted-average CLTV	59%	56%	57%
Weighted-average credit score	782	781	781
See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.
Loan Delinquencies
Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The Company measures delinquencies, both including and excluding nonperforming loans, to enable comparability with other companies. Accruing loans 90 days or more past due totaled $385 million at September 30, 2021, compared with $477 million at December 31, 2020. These balances exclude loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off
timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.13 percent at September 30, 2021 compared with 0.16 percent at December 31, 2020.

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	September 30, 2021	December 31, 2020
Commercial
Commercial	.04%	.06%
Lease financing	—	—
Total commercial	.04	.05
Commercial Real Estate
Commercial mortgages	.01	—
Construction and development	.16	.02
Total commercial real estate	.05	.01
Residential Mortgages (a)	.15	.18
Credit Card	.66	.88
Other Retail
Retail leasing	.03	.05
Home equity and second mortgages	.37	.36
Other	.05	.10
Total other retail	.11	.15
Total loans	.13%	.16%

90 days or more past due including nonperforming loans	September 30, 2021	December 31, 2020
Commercial	.25%	.42%
Commercial real estate	.82	1.15
Residential mortgages (a)	.47	.50
Credit card	.66	.88
Other retail	.36	.42
Total loans	.43%	.57%

(a)
Delinquent loan ratios exclude $1.5 billion at September 30, 2021, and $1.8 billion at December 31, 2020, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 2.50 percent at September 30, 2021, and 2.87 percent at December 31, 2020.

U.S. Bancorp	13

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Residential Mortgages (a)
30-89 days	$153	$244	.20%	.32%
90 days or more	114	137	.15	.18
Nonperforming	237	245	.32	.32
Total	$504	$626	.67%	.82%
Credit Card
30-89 days	$183	$231	.83%	1.04%
90 days or more	147	197	.66	.88
Nonperforming	—	—	—	—
Total	$330	$428	1.49%	1.92%
Other Retail
Retail Leasing
30-89 days	$26	$35	.34%	.43%
90 days or more	2	4	.03	.05
Nonperforming	11	13	.15	.16
Total	$39	$52	.52%	.64%
Home Equity and Second Mortgages
30-89 days	$46	$68	.43%	.54%
90 days or more	40	45	.37	.36
Nonperforming	120	107	1.12	.86
Total	$206	$220	1.92%	1.76%
Other (b)
30-89 days	$179	$215	.42%	.60%
90 days or more	22	37	.05	.10
Nonperforming	26	34	.06	.09
Total	$227	$286	.53%	.79%

(a)
Excludes $946 million of loans
30-89
days past due and $1.5 billion of loans 90 days or more past due at September 30, 2021, purchased from GNMA mortgage pools that continue to accrue interest, compared with $1.4 billion and $1.8 billion at December 31, 2020, respectively.

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
Troubled Debt Restructurings
Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At September 30, 2021, performing TDRs were $3.3 billion, compared with $3.6 billion at December 31, 2020.
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

14	U.S. Bancorp

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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At September 30, 2021 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$145	4.9%	2.6%	$112	(a)	$257
Commercial real estate	122	1.0	—	163	(b)	285
Residential mortgages	1,428	4.1	3.6	137		1,565	(d)
Credit card	228	9.9	4.0	—		228
Other retail	175	13.3	6.0	42	(c)	217	(e)
TDRs, excluding loans purchased from GNMA mortgage pools	2,098	5.4	3.6	454		2,552
Loans purchased from GNMA mortgage pools (g)	1,208	—	—	—		1,208	(f)
Total	$3,306	3.4%	2.3%	$454		$3,760

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
(d)
Includes $242 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $24 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(e)
Includes $73 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $15 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(f)
Includes $193 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $152 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(g)
Approximately 9.4 percent and 34.5 percent of the total TDR loans purchased from GNMA mortgage pools are
30-89
days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

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
COVID-19
Payment Relief
The Company has offered payment relief, including forbearance, payment deferrals and other customer accommodations, to assist borrowers that have experienced financial hardship resulting from the effects of the
COVID-19
pandemic. The majority of these borrowers were not delinquent on payments at the time they received the payment relief. From March 2020 through September 30, 2021, the Company had approved approximately 384,000 loan modifications for these borrowers, representing approximately $22.0 billion. The loans modified consisted primarily of payment forbearance or deferrals of 90 days or less. A portion of the borrowers who received account modifications are no longer participating in these payment relief programs, as the programs are generally short-term; and at September 30, 2021, approximately 19,000 accounts, representing approximately $3.0 billion, were currently in an active payment relief program. The recognition of delinquent or nonaccrual loans and loan net charge-offs may be delayed for those customers enrolled in these payment relief programs who would have otherwise moved into past due or nonaccrual status, as these customer accounts do not continue to age during the period the payment delay is provided.

The following table summarizes borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic at September 30, 2021, as a percentage of the Company’s loans and loan balances:

	Percentage of Loan Accounts in Payment Relief Programs	Percentage of Loan Balances in Payment Relief Programs	Program Details
Commercial	.01%	—%	Primarily 3 month payment deferral up to a maximum of 6 months; interest continues to accrue with various payment options

Commercial real estate	.08	.60	Primarily 3 month payment deferral up to a maximum of 6 months; interest continues to accrue with various payment options

Residential mortgages (a)	.97	.96	Primarily 6 month payment forbearance, which may be extended up to 18 months; interest continues to accrue; cumulative payments suspended during forbearance period are either paid-off
			immediately or under a short-term repayment plan, or addressed through a permanent loan modification that either requires repayment at maturity or through restructured payments over time

Credit cards	.02	.04	Primarily payment reduction up to 6 months; payment relief of up to 3 months; interest continues to accrue

Other retail	.07	.19	Home equity loan programs are similar to residential mortgage programs; programs for other loan portfolios are primarily 2 month payment deferral up to a maximum of 4 months; interest continues to accrue
Total loans (a)	.04%	.35%

Note:
Payment relief generally includes payment deferrals, forbearances, extensions and re-ages,
and excludes loans made under the Small Business Administration’s (“SBA”) Paycheck Protection Program, as amounts due under that program are expected to be fully forgiven by the SBA.

(a)
Excludes loans purchased from GNMA mortgage pools, whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. At September 30, 2021, 19.44 percent of the total number of accounts and 20.91 percent of the total loan balances of loans purchased from GNMA mortgage pools were to borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic. Including these loans, 5.11 percent of the total number of accounts and 3.50 percent of the total balances of residential mortgages were to borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic. Including these loans, .15 percent of the total number of accounts and 1.01 percent of the total balances of all loans were to borrowers enrolled in payment relief programs as a result of the
COVID-19
pandemic.

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
At September 30, 2021, total nonperforming assets were $944 million, compared to $1.3 billion at December 31, 2020. The $354 million (27.3 percent) decrease in nonperforming assets was driven by decreases in nonperforming commercial and commercial real estate loans. The ratio of total nonperforming assets to total loans and other real estate was 0.32 percent at September 30, 2021, compared with 0.44 percent at December 31, 2020. Nonperforming assets are expected to continue to decline over the next several quarters. However, some manageable levels of elevated nonperforming assets in certain industries and loan categories impacted by the pandemic may experience longer recovery periods.
OREO was $17 million at September 30, 2021, compared with $24 million at December 31, 2020, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

The following table provides an analysis of OREO, as a percent of their related loan balances, including geographical location detail for residential (residential mortgage, home equity and second mortgage) and commercial (commercial and commercial real estate) loan balances:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Residential
New York	$2	$2	.14%	.17%
California	2	2	.01	.01
Oregon	2	2	.07	.07
Illinois	1	2	.02	.04
Wisconsin	1	1	.06	.06
All other states	9	14	.02	.03
Total residential	17	23	.02	.03
Commercial
Iowa	—	1	—	.04
All other states	—	—	—	—
Total commercial	—	1	—	—
Total	$17	$24	.01%	.01%

U.S. Bancorp	17

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	September 30, 2021	December 31, 2020
Commercial
Commercial	$179	$321
Lease financing	37	54
Total commercial	216	375
Commercial Real Estate
Commercial mortgages	215	411
Construction and development	81	39
Total commercial real estate	296	450
Residential Mortgages (b)	237	245
Credit Card	—	—
Other Retail
Retail leasing	11	13
Home equity and second mortgages	120	107
Other	26	34
Total other retail	157	154
Total nonperforming loans	906	1,224
Other Real Estate (c)	17	24
Other Assets	21	50
Total nonperforming assets	$944	$1,298
Accruing loans 90 days or more past due (b)	$385	$477
Nonperforming loans to total loans	.30%	.41%
Nonperforming assets to total loans plus other real estate (c)	.32%	.44%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2020	$854	$444	$1,298
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	277	153	430
Advances on loans	8	1	9
Total additions	285	154	439
Reductions in nonperforming assets
Paydowns, payoffs	(235)	(79)	(314)
Net sales	(173)	(13)	(186)
Return to performing status	(111)	(65)	(176)
Charge-offs (d)	(105)	(12)	(117)
Total reductions	(624)	(169)	(793)
Net additions to (reductions in) nonperforming assets	(339)	(15)	(354)
Balance September 30, 2021	$515	$429	$944

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)
Excludes $1.5 billion at September 30, 2021, and $1.8 billion at December 31, 2020, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)
Foreclosed GNMA loans of $19 million at September 30, 2021, and $33 million at December 31, 2020, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

18	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Commercial
Commercial	.05%	.60%	.13%	.41%
Lease financing	.08	.78	.15	.52
Total commercial	.05	.61	.13	.42
Commercial Real Estate
Commercial mortgages	.01	1.13	(.05)	.46
Construction and development	.44	(.07)	.21	—
Total commercial real estate	.13	.81	.02	.34
Residential Mortgages	(.05)	(.02)	(.05)	(.01)
Credit Card	2.01	3.63	2.52	3.95
Other Retail
Retail leasing	.05	.94	.02	1.14
Home equity and second mortgages	(.11)	(.06)	(.09)	(.01)
Other	.20	.43	.26	.59
Total other retail	.13	.39	.16	.52
Total loans	.20%	.66%	.25%	.58%

Analysis of Loan Net Charge-Offs
 Total loan net charge-offs were $147 million for the third quarter and $550 million for the first nine months of 2021, compared with $515 million and $1.3 billion, respectively, for the same periods of 2020. The year-over-year decreases in net charge-offs reflected improvement across most loan categories, associated with improving economic conditions, borrower liquidity and strong asset prices in the market that support repayment and recovery on problem loans. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2021 was 0.20 percent and 0.25 percent, respectively, compared with 0.66 percent and 0.58 percent, respectively, for the same periods of 2020. The Company expects net charge-offs to return to more normalized levels over time as the beneficial impact of government stimulus during the pandemic dissipates.
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

U.S. Bancorp	19

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
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At September 30, 2021, the Company serviced the first lien on 36 percent of the home equity loans and lines in a junior lien position. The Company also considers the status of first lien mortgage accounts reported on customer credit bureau files when the first lien is not serviced by the Company. Regardless of whether the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $247 million or 2.3 percent of its total home equity portfolio at September 30, 2021, represented non-delinquent
junior liens where the first lien was delinquent or modified, excluding loans in COVID-related forbearance programs.
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
Beginning January 1, 2020, when a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered purchased with more than insignificant credit deterioration. An allowance is established for each population and considers product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status and refreshed LTV ratios when possible. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company did not have a material amount of PCD loans included in its loan portfolio at September 30, 2021.
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

20	U.S. Bancorp

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
At September 30, 2021, the allowance for credit losses was $6.3 billion (2.12 percent of period-end
loans), compared with an allowance of $8.0 billion (2.69 percent of period-end
loans) at December 31, 2020. The ratio of the allowance for credit losses to nonperforming loans was 695 percent at September 30, 2021, compared with 654 percent at December 31, 2020. The ratio of the allowance for credit losses to annualized loan net charge-offs was 1,080 percent at September 30, 2021, compared with 448 percent of full year 2020 net charge-offs at December 31, 2020.
The decrease in the allowance for credit losses of $1.7 billion (21.3 percent) at September 30, 2021, compared with December 31, 2020, reflected factors affecting economic conditions during the first nine months of 2021, including the enactment of additional benefits from government stimulus programs and broad vaccine availability in the United States that has reduced the risks associated with
COVID-19,
contributing to an economic recovery. However, economic uncertainty remains associated with rising inflationary concerns, additional virus variants and lack of a clear path to government funding. In addition to these factors, expected loss estimates consider various factors including customer specific information impacting changes in risk ratings, projected delinquencies and potential effects of diminishing liquidity without support of mortgage forbearance and direct federal stimulus. Currently, consumer credit trends continue to perform better than expected, while select commercial portfolios most impacted by
COVID-19
continue to be monitored for structural shifts associated with the pandemic.
Changes in economic conditions during the first nine months of 2021 included improvements in projected gross domestic product and unemployment levels for 2021, which reflected the additional government stimulus and availability of vaccines. These factors are evaluated through a combination of quantitative calculations using economic scenarios and qualitative assessments that consider the high degree of uncertainty related to the unprecedented levels of both economic stress and the stimulus response.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
United States unemployment rate for the three months ending (a)
September 30, 2021	5.2%	7.0%
December 31, 2021	4.5	6.8
United States real gross domestic product for the three months ending (b)
September 30, 2021	1.8%	.1%
December 31, 2021	3.6	1.5

(a)	Reflects quarterly average of forecasted reported United States unemployment rate.
(b)	Reflects cumulative change from December 31, 2019.

U.S. Bancorp	21

Baseline economic forecasts are used in combination with alternative scenarios and historical loss experience as is considered reasonable and supportable to inform the Company’s allowance for credit losses. Changes in the allowance for credit losses are based on a variety of factors, including loan balance changes, portfolio credit quality and mix changes, and changes in general economic conditions and expectations (including for unemployment and gross domestic product), among other factors. Based on economic conditions at September 30, 2021, it was difficult to estimate the length and severity of the longer term effects on certain industry sectors that may result from
COVID-19
and the impact of other factors that may influence the level of eventual losses and corresponding requirements for the allowance for credit losses, including the impact of inflationary pressures on certain lending sectors and diminishing liquidity after economic stimulus programs and accommodations delaying mortgage and rent payments end. While reserves consider the uncertainty in these estimates, the unpredictability of the
COVID-19
pandemic could result in the recognition of credit losses in the Company’s loan portfolios and increases in the allowance for credit losses. Scenarios worse than the Company’s expected outcome at September 30, 2021 include risks that government stimulus in response to the
COVID-19
pandemic is less effective than expected, or that a longer or more severe health crisis prolongs the downturn in economic activity, potentially reducing the number of businesses that are ultimately able to resume operations after the crisis has passed. Other factors considered include concerns around inflationary pressures, new virus variants, sustainability of asset values and borrower liquidity, along with the lack of a clear path to government funding.
The allowance for credit losses related to commercial lending segment loans decreased $926 million during the first nine months of 2021, due to improvements in general economic conditions and portfolio credit quality that included some return of economic activity in certain industry sectors affected by
COVID-19.
The following table summarizes the Company’s commercial lending segment credit exposure to customers within the industry sectors most impacted by
COVID-19,
as a percentage of total loans and legal commitments outstanding at September 30, 2021:

	Loans	Outstanding Commitments
Retail	3.1%	4.7%
Energy (includes Oil and gas)	.7	2.1
Media and entertainment	1.6	2.1
Lodging	1.1	.8
Airline	.3	.5
The allowance for credit losses related to consumer lending segment loans decreased $784 million during the first nine months of 2021, due to improving economic risks, including those due to decreased unemployment, along with continued strong underlying credit quality that supports expectations of long-term repayment.

22	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2021	2020	2021	2020
Balance at beginning of period	$6,610	$7,890	$8,010	$4,491
Change in accounting principle (a)	—	—	—	1,499
Charge-Offs
Commercial
Commercial	37	180	171	378
Lease financing	3	13	13	28
Total commercial	40	193	184	406
Commercial real estate
Commercial mortgages	1	88	9	107
Construction and development	13	1	19	5
Total commercial real estate	14	89	28	112
Residential mortgages	3	4	13	15
Credit card	154	236	536	775
Other retail
Retail leasing	5	25	20	86
Home equity and second mortgages	3	3	9	14
Other	47	61	164	216
Total other retail	55	89	193	316
Total charge-offs	266	611	954	1,624
Recoveries
Commercial
Commercial	24	13	80	37
Lease financing	2	2	7	6
Total commercial	26	15	87	43
Commercial real estate
Commercial mortgages	—	3	20	4
Construction and development	1	3	2	5
Total commercial real estate	1	6	22	9
Residential mortgages	13	7	38	20
Credit card	43	35	133	111
Other retail
Retail leasing	4	5	19	14
Home equity and second mortgages	6	5	17	15
Other	26	23	88	67
Total other retail	36	33	124	96
Total recoveries	119	96	404	279
Net Charge-Offs
Commercial
Commercial	13	167	91	341
Lease financing	1	11	6	22
Total commercial	14	178	97	363
Commercial real estate
Commercial mortgages	1	85	(11)	103
Construction and development	12	(2)	17	—
Total commercial real estate	13	83	6	103
Residential mortgages	(10)	(3)	(25)	(5)
Credit card	111	201	403	664
Other retail
Retail leasing	1	20	1	72
Home equity and second mortgages	(3)	(2)	(8)	(1)
Other	21	38	76	149
Total other retail	19	56	69	220
Total net charge-offs	147	515	550	1,345
Provision for credit losses	(163)	635	(1,160)	3,365
Balance at end of period	$6,300	$8,010	$6,300	$8,010
Components
Allowance for loan losses	$5,792	$7,407
Liability for unfunded credit commitments	508	603
Total allowance for credit losses	$6,300	$8,010
Allowance for Credit Losses as a Percentage of
Period-end loans	2.12%	2.61%
Nonperforming loans	695	678
Nonperforming and accruing loans 90 days or more past due	488	488
Nonperforming assets	667	631
Annualized net charge-offs	1,080	391

(a)
Effective January 1, 2020, the Company adopted accounting guidance which changed impairment recognition of financial instruments to a model that is based on expected losses rather than incurred losses.

U.S. Bancorp	23

Residual Value Risk Management
 The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2021, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2020. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2020, for further discussion on residual value risk management.
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

24	U.S. Bancorp

Table 9	Sensitivity of Net Interest Income

	September 30, 2021				December 31, 2020
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(2.75)%	3.54%	*	5.84%	(4.48)%	4.58%	*	6.57%
*	Given the level of interest rates, downward rate scenario is not computed.

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
Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At September 30, 2021, the Company had $10.7 billion of forward commitments to sell, hedging $5.0 billion of MLHFS and $8.6 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.
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
LIBOR Transition
 In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. In March 2021, the FCA and the administrator of LIBOR announced that LIBOR will no longer be published on a representative basis after December 31, 2021, except for the most commonly used tenors of United States Dollar LIBOR which will no longer be published on a representative basis after June 30, 2023. The Company holds financial instruments that will be impacted by the discontinuance of LIBOR, including

U.S. Bancorp	25

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
In order to facilitate the transition process, the Company has instituted a LIBOR Transition Office and commenced an enterprise-wide project to identify, assess, monitor and mitigate risks associated with the expected discontinuance or unavailability of LIBOR, actively engage with industry working groups and regulators, achieve operational readiness for the use of alternative reference rates and engage impacted customers to remediate and transition impacted instruments. The Company has invested in its systems, models, procedures and internal infrastructure to accept alternative reference rates to LIBOR and has begun offering these alternatives to clients. The Company also adopted industry best practice guidelines for fallback language for new transactions, converted its cleared interest rate swaps discounting to Secured Overnight Financing Rate discounting, and distributed communications related to the transition to certain impacted parties, both inside and outside the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, for further discussion on potential risks that could adversely affect the Company’s financial results as a result of the LIBOR transition.
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
The average, high, low and
period-end
one-day
VaR amounts for the Company’s Covered Positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2021	2020
Average	$2	$2
High	4	3
Low	1	1
Period-end	2	2
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the nine months ended September 30, 2021. Given the market volatility in the first quarter of 2020 resulting from effects of the
COVID-19
pandemic, the Company experienced actual losses for its combined Covered Positions that exceeded VaR five times during the nine months ended September 30, 2020. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.

26	U.S. Bancorp

The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year
look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and
period-end
one-day
Stressed VaR amounts for the Company’s Covered Positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2021	2020
Average	$7	$6
High	9	8
Low	5	4
Period-end	7	7
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
one-year
look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2021	2020
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$10	$8
High	19	22
Low	5	2
Mortgage Servicing Rights and Related Hedges
Average	$4	$19
High	11	54
Low	1	6
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
sheet and
off-balance
sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at Federal Reserve Bank’s Discount Window. At September 30, 2021, the fair value of unencumbered investment securities totaled $117.6 billion, compared with $125.9 billion at December 31, 2020. Refer to Note 4 of the Notes to Consolidated Financial Statements and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At September 30, 2021, the Company could have borrowed a total of an additional $97.4 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost
funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $442.9 billion at September 30, 2021, compared with $429.8 billion at December 31, 2020. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $35.7 billion at September 30, 2021, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $16.1 billion at

U.S. Bancorp	27

September 30, 2021, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At September 30, 2021, parent company long-term debt outstanding was $19.2 billion, compared with $20.9 billion at December 31, 2020. The decrease was primarily due to $1.5 billion of medium-term note repayments. As of September 30, 2021, there was no parent company debt scheduled to mature in the remainder of 2021.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a
30-day
stressed period. At September 30, 2021, the Company was compliant with this requirement.
Beginning July 1, 2021, the Company is also subject to a regulatory Net Stable Funding Ratio (“NSFR”) requirement which requires banks to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year
time horizon. At September 30, 2021, the Company was compliant with this requirement.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2020, for further discussion on liquidity risk management.
European Exposures
The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for both the three and nine months ended September 30, 2021. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2021, the Company had an aggregate amount on deposit with European banks of approximately $10.1 billion, predominately with the Central Bank of Ireland and Bank of England.
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

28	U.S. Bancorp

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2021	December 31, 2020
Basel III standardized approach:
Common equity tier 1 capital	$41,014	$38,045
Tier 1 capital	47,426	44,474
Total risk-based capital	54,178	52,602
Risk-weighted assets	404,021	393,648

Common equity tier 1 capital as a percent of risk-weighted assets	10.2%	9.7%
Tier 1 capital as a percent of risk-weighted assets	11.7	11.3
Total risk-based capital as a percent of risk-weighted assets	13.4	13.4
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.7	8.3
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.0	7.3

Capital Management
 The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2020, the Company elected to adopt a rule issued in 2020 by its regulators which permits banking organizations who adopt accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology during 2020, the option to defer the impact of the effect of that guidance at adoption plus 25 percent of its quarterly credit reserve increases over the next two years on its regulatory capital requirements, followed by a three-year transition period to phase in the cumulative deferred impact. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at September 30, 2021 and December 31, 2020. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the CECL methodology under the standardized approach, was 6.8 percent and 9.4 percent, respectively, at September 30, 2021, compared with 6.9 percent and 9.5 percent, respectively, at December 31, 2020. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology was 9.7 percent at September 30, 2021, compared with 9.3 percent at December 31, 2020. Refer to
“Non-GAAP
Financial Measures” beginning on page 35 for further information on these other capital ratios.
Total U.S. Bancorp shareholders’ equity was $53.7 billion at September 30, 2021, compared with $53.1 billion at December 31, 2020. The increase was primarily the result of corporate earnings, partially offset by changes in unrealized gains and losses on available-for-sale
investment securities included in other comprehensive income (loss), dividends and common share repurchases.
Beginning in March of 2020 and continuing through the remainder of 2020, the Company suspended all common stock repurchases except for those done exclusively in connection with its stock-based compensation programs. This action was initially taken to maintain strong capital levels given the impact and uncertainties of
COVID-19
on the economy and global markets. Due to continued economic uncertainty, the Federal Reserve Board implemented measures beginning in the third quarter of 2020 and extending through the second quarter of 2021, restricting capital distributions of all large bank holding companies, including the Company. These restrictions limited the aggregate amount of common stock dividends and share repurchases to an amount that did not exceed the average net income of the four preceding calendar quarters. Based on the results of the December 2020 Federal Reserve Board Stress Test, the Company announced on December 22, 2020 that its Board of Directors had approved an authorization to repurchase up to $3.0 billion of its common stock beginning January 1, 2021, and repurchased $1.5 billion of its common stock during the first six months of 2021 under this program. The Company suspended all common stock repurchases at the beginning of the third quarter of 2021, except for those done exclusively in connection with its stock-based compensation programs, due to its recently announced acquisition of MUFG Union Bank’s core regional banking franchise. The Company does not expect to commence repurchasing its common stock again until the second half of 2022, or after the acquisition closes in order to build capital prior to the acquisition.

U.S. Bancorp	29

The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the third quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
July	80,295	(b)	$58.05	5,295	$1,463
August	368		55.50	368	1,463
September	428		55.91	428	1,463
Total	81,091	(b)	$58.03	6,091	$1,463

(a)	All shares were purchased under the $3.0 billion common stock repurchase authorization program announced December 22, 2020.
(b)
Includes 75,000 shares of common stock purchased, at an average price per share of $58.15, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

Based on the results of the 2021 Federal Reserve Board Annual Stress Test, the Company announced on September 14, 2021 that its Board of Directors had approved a regular quarterly dividend of $0.46 per common share, payable in October 2021. This represented a 9.5 percent increase over the previous dividend rate per common share of $0.42 per quarter.
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
Basis for Financial Presentation
 Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Refer to Note 17 of the Notes to Consolidated Financial Statements for further information on the business lines’ basis for financial presentation.
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
Corporate and Commercial Banking
Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit
and public sector clients. Corporate and Commercial Banking contributed $403 million of the Company’s net income in the third quarter and $1.3 billion in the first nine months of 2021, or a decrease of $44 million (9.8 percent) and an increase of $61 million (5.0 percent), respectively, compared with the same periods of 2020.
Net revenue decreased $149 million (13.3 percent) in the third quarter and $564 million (16.0 percent) in the first nine months of 2021, compared with the same periods of 2020. Net interest income, on a taxable-equivalent basis, decreased $135 million (15.8 percent) in the third quarter and $451 million (17.2 percent) in the first nine months of 2021, compared with the same periods of 2020. The decreases were primarily due to lower average loan and deposit balances as well as the impact of declining interest rates on the margin benefit from deposits, partially offset by favorable deposit mix with higher noninterest-bearing deposit balances and slightly higher loan spreads. Average loan balances declined as significant liquidity draws during the early stages of the pandemic were paid down in the second half of 2020 and the first quarter of 2021. Noninterest income decreased $14 million (5.2 percent) in the third quarter and $113 million (12.6 percent) in the first nine months of 2021, compared with the same periods of 2020, primarily driven by lower capital markets activities and trading revenue, partially offset by continued stronger treasury management fees due to core growth driven by the economic recovery.
Noninterest expense decreased $10 million (2.3 percent) in the third quarter and $53 million (4.0 percent) in the first nine months of 2021, compared with the same periods of 2020, primarily due to lower FDIC insurance expense, lower production incentives, and higher capitalized loan costs, partially offset by an increase in net shared services expense driven by investment in infrastructure and technology development.

30	U.S. Bancorp

The provision for credit losses decreased $80 million (84.2 percent) in the third quarter and $592 million in the first nine months of 2021, compared with the same periods of 2020, primarily due to a decrease in the reserve allocation driven by improving portfolio credit quality in the current year, compared with deteriorating credit quality in the prior year.
Consumer and Business Banking
 Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line
services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $628 million of the Company’s net income in the third quarter and $1.8 billion in the first nine months of 2021, or a decrease of $21 million (3.2 percent) and an increase of $86 million (4.9 percent), respectively, compared with the same periods of 2020.
Net revenue decreased $56 million (2.4 percent) in the third quarter and $151 million (2.3 percent) in the first nine months of 2021, compared with the same periods of 2020. Net interest income, on a taxable-equivalent basis, increased $77 million (5.2 percent) in the third quarter and $364 million (8.6 percent) in the first nine months of 2021, compared with the same periods of 2020, reflecting continued strong growth in deposit balances as well as favorable deposit mix, favorable loan spreads driven by growth in installment loans, and higher loan fees driven by loan forgiveness related to the SBA’s Paycheck Protection Program. These increases in net interest income were partially offset by lower deposit spreads. Noninterest income decreased $133 million (15.7 percent) in the third quarter of 2021, compared with the third quarter of 2020, primarily due to lower mortgage banking revenue reflecting lower production volume and related gain on sale margins as refinancing activities declined, partially offset by an increase in the fair value of MSRs, net of hedging activities, as well as higher gains on GNMA loan sales. Partially offsetting the decline in mortgage banking revenue, retail product fees were stronger driven by retail leasing end of term residual gains, and deposit service charges increased as a result of customer activity and higher ATM processing revenue. Noninterest income decreased $515 million (21.2 percent) in the first nine months of 2021, compared with the first nine months of 2020, primarily due to lower mortgage banking revenue reflecting lower production volume and related gain on sale margins, along with a reduction in the fair value of MSRs, net of hedging activities, partially offset by higher gains on GNMA loan sales and higher retail product fees.
Noninterest expense increased $66 million (4.8 percent) in the third quarter and $146 million (3.6 percent) in the first nine months of 2021, compared with the same periods of 2020, primarily due to increases in net shared services expense due to investments in digital capabilities and higher compensation expense related to merit increases, business hiring related to mortgage forbearance loss mitigation and revenue-related compensation driven by business production. The provision for credit losses decreased $94 million in the third quarter and $412 million in the first nine months of 2021, compared with the same periods of 2020, due to a decrease in the reserve allocation primarily reflecting lower delinquency rates in consumer portfolios and a reduction in end of period outstanding loan balances in the first nine months of 2021, compared with loan growth in the first nine months of 2020.
Wealth Management and Investment Services
 Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management and Fund Services. Wealth Management and Investment Services contributed $196 million of the Company’s net income in the third quarter and $618 million in the first nine months of 2021, or decreases of $31 million (13.7 percent) and $119 million (16.1 percent), respectively, compared with the same periods of 2020.
Net revenue decreased $23 million (2.9 percent) in the third quarter and $112 million (4.5 percent) in the first nine months of 2021, compared with the same periods of 2020. Net interest income, on a taxable-equivalent basis, decreased $76 million (25.2 percent) in the third quarter and $243 million (25.2 percent) in the first nine months of 2021, compared with the same periods of 2020, primarily due to the declining margin benefit from deposits given lower interest rates, partially offset by higher noninterest-bearing deposit balances, favorable deposit mix and higher average loan balances. Noninterest income increased $53 million (10.5 percent) in the third quarter and $131 million (8.7 percent) in the first nine months of 2021, compared with the same periods of 2020, primarily due to core business growth in trust and investment management fees and investment products fees, both driven by favorable market conditions, partially offset by higher fee waivers related to money market funds.

U.S. Bancorp	31

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking
Three Months Ended September 30 (Dollars in Millions)	2021	2020	Percent Change	2021	2020	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$717	$852	(15.8)%	$1,551	$1,474	5.2%
Noninterest income	253	267	(5.2)	715	848	(15.7)
Total net revenue	970	1,119	(13.3)	2,266	2,322	(2.4)
Noninterest expense	418	428	(2.3)	1,450	1,383	4.8
Other intangibles	—	—	—	3	4	(25.0)
Total noninterest expense	418	428	(2.3)	1,453	1,387	4.8
Income (loss) before provision and income taxes	552	691	(20.1)	813	935	(13.0)
Provision for credit losses	15	95	(84.2)	(25)	69	*
Income (loss) before income taxes	537	596	(9.9)	838	866	(3.2)
Income taxes and taxable-equivalent adjustment	134	149	(10.1)	210	217	(3.2)
Net income (loss)	403	447	(9.8)	628	649	(3.2)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$403	$447	(9.8)	$628	$649	(3.2)
Average Balance Sheet
Commercial	$77,474	$89,435	(13.4)%	$8,158	$11,173	(27.0)%
Commercial real estate	24,916	26,083	(4.5)	10,975	11,916	(7.9)
Residential mortgages	29	19	52.6	66,787	69,945	(4.5)
Credit card	—	—	—	—	—	—
Other retail	12	10	20.0	54,913	52,195	5.2
Total loans	102,431	115,547	(11.4)	140,833	145,229	(3.0)
Goodwill	1,650	1,647	.2	3,506	3,475	.9
Other intangible assets	5	6	(16.7)	2,754	1,942	41.8
Assets	114,629	128,369	(10.7)	160,882	164,246	(2.0)
Noninterest-bearing deposits	62,642	48,058	30.3	34,416	34,288	.4
Interest checking	12,843	12,673	1.3	70,953	57,593	23.2
Savings products	47,073	56,945	(17.3)	76,367	63,577	20.1
Time deposits	9,001	17,940	(49.8)	12,951	11,925	8.6
Total deposits	131,559	135,616	(3.0)	194,687	167,383	16.3
Total U.S. Bancorp shareholders’ equity	13,772	15,051	(8.5)	12,277	13,562	(9.5)

	Corporate and Commercial Banking			Consumer and Business Banking
Nine Months Ended September 30 (Dollars in Millions)	2021	2020	Percent Change	2021	2020	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$2,172	$2,623	(17.2)%	$4,603	$4,239	8.6%
Noninterest income	786	899	(12.6)	1,918	2,433	(21.2)
Total net revenue	2,958	3,522	(16.0)	6,521	6,672	(2.3)
Noninterest expense	1,257	1,310	(4.0)	4,210	4,061	3.7
Other intangibles	—	—	—	9	12	(25.0)
Total noninterest expense	1,257	1,310	(4.0)	4,219	4,073	3.6
Income (loss) before provision and income taxes	1,701	2,212	(23.1)	2,302	2,599	(11.4)
Provision for credit losses	(20)	572	*	(143)	269	*
Income (loss) before income taxes	1,721	1,640	4.9	2,445	2,330	4.9
Income taxes and taxable-equivalent adjustment	430	410	4.9	612	583	5.0
Net income (loss)	1,291	1,230	5.0	1,833	1,747	4.9
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$1,291	$1,230	5.0	$1,833	$1,747	4.9
Average Balance Sheet
Commercial	$77,339	$92,959	(16.8)%	$9,447	$8,601	9.8%
Commercial real estate	24,744	25,696	(3.7)	11,009	12,166	(9.5)
Residential mortgages	23	20	15.0	67,301	67,093	.3
Credit card	—	—	—	—	—	—
Other retail	11	11	—	53,463	52,121	2.6
Total loans	102,117	118,686	(14.0)	141,220	139,981	.9
Goodwill	1,648	1,647	.1	3,485	3,508	(.7)
Other intangible assets	5	6	(16.7)	2,692	2,095	28.5
Assets	114,182	131,106	(12.9)	162,316	157,177	3.3
Noninterest-bearing deposits	59,841	41,091	45.6	33,734	29,397	14.8
Interest checking	13,246	14,266	(7.1)	68,596	53,815	27.5
Savings products	47,576	55,451	(14.2)	74,542	60,404	23.4
Time deposits	9,177	20,864	(56.0)	13,683	12,715	7.6
Total deposits	129,840	131,672	(1.4)	190,555	156,331	21.9
Total U.S. Bancorp shareholders’ equity	13,995	15,201	(7.9)	12,378	12,797	(3.3)

*	Not meaningful

32	U.S. Bancorp

Wealth Management and Investment Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2021	2020	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change

$225	$301	(25.2)%	$616	$643	(4.2)%	$88	$(18)	* %	$3,197	$3,252	(1.7)%
558	505	10.5	946	867	9.1	221	225	(1.8)	2,693	2,712	(.7)
783	806	(2.9)	1,562	1,510	3.4	309	207	49.3	5,890	5,964	(1.2)
507	489	3.7	817	797	2.5	196	230	(14.8)	3,388	3,327	1.8
4	3	33.3	34	37	(8.1)	—	—	—	41	44	(6.8)
511	492	3.9	851	834	2.0	196	230	(14.8)	3,429	3,371	1.7
272	314	(13.4)	711	676	5.2	113	(23)	*	2,461	2,593	(5.1)
11	11	—	166	246	(32.5)	(330)	214	*	(163)	635	*
261	303	(13.9)	545	430	26.7	443	(237)	*	2,624	1,958	34.0
65	76	(14.5)	136	108	25.9	45	(178)	*	590	372	58.6
196	227	(13.7)	409	322	27.0	398	(59)	*	2,034	1,586	28.2
—	—	—	—	—	—	(6)	(6)	—	(6)	(6)	—
$196	$227	(13.7)	$409	$322	27.0	$392	$(65)	*	$2,028	$1,580	28.4

$5,551	$4,721	17.6%	$9,271	$8,859	4.7%	$1,378	$1,301	5.9%	$101,832	$115,489	(11.8)%
767	776	(1.2)	—	—	—	2,263	2,154	5.1	38,921	40,929	(4.9)
7,286	5,819	25.2	—	—	—	2	3	(33.3)	74,104	75,786	(2.2)
—	—	—	21,905	22,052	(.7)	—	—	—	21,905	22,052	(.7)
4,850	4,300	12.8	202	257	(21.4)	—	—	—	59,977	56,762	5.7
18,454	15,616	18.2	31,378	31,168	.7	3,643	3,458	5.3	296,739	311,018	(4.6)
1,618	1,618	—	3,168	3,123	1.4	—	—	—	9,942	9,863	.8
80	37	*	496	602	(17.6)	—	—	—	3,335	2,587	28.9
21,566	18,708	15.3	37,173	36,191	2.7	219,196	189,388	15.7	553,446	536,902	3.1
24,453	17,719	38.0	4,913	6,886	(28.7)	2,594	2,424	7.0	129,018	109,375	18.0
18,784	14,041	33.8	—	—	—	456	187	*	103,036	84,494	21.9
51,564	56,245	(8.3)	150	123	22.0	776	724	7.2	175,930	177,614	(.9)
1,493	3,571	(58.2)	—	1	*	58	603	(90.4)	23,503	34,040	(31.0)
96,294	91,576	5.2	5,063	7,010	(27.8)	3,884	3,938	(1.4)	431,487	405,523	6.4
3,172	2,968	6.9	7,561	7,716	(2.0)	17,491	13,119	33.3	54,273	52,416	3.5

Wealth Management and Investment Services			Payment Services			Treasury and Corporate Support			Consolidated Company
2021	2020	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change

$721	$964	(25.2)%	$1,841	$1,910	(3.6)%	$113	$(13)	* %	$9,450	$9,723	(2.8)%
1,638	1,507	8.7	2,644	2,319	14.0	707	693	2.0	7,693	7,851	(2.0)
2,359	2,471	(4.5)	4,485	4,229	6.1	820	680	20.6	17,143	17,574	(2.5)
1,499	1,445	3.7	2,381	2,296	3.7	729	764	(4.6)	10,076	9,876	2.0
10	9	11.1	100	108	(7.4)	—	—	—	119	129	(7.8)
1,509	1,454	3.8	2,481	2,404	3.2	729	764	(4.6)	10,195	10,005	1.9
850	1,017	(16.4)	2,004	1,825	9.8	91	(84)	*	6,948	7,569	(8.2)
26	34	(23.5)	216	477	(54.7)	(1,239)	2,013	*	(1,160)	3,365	*
824	983	(16.2)	1,788	1,348	32.6	1,330	(2,097)	*	8,108	4,204	92.9
206	246	(16.3)	447	338	32.2	106	(833)	*	1,801	744	*
618	737	(16.1)	1,341	1,010	32.8	1,224	(1,264)	*	6,307	3,460	82.3
—	—	—	—	—	—	(17)	(20)	15.0	(17)	(20)	15.0
$618	$737	(16.1)	$1,341	$1,010	32.8	$1,207	$(1,284)	*	$6,290	$3,440	82.8

$5,315	$4,676	13.7%	$8,752	$8,977	(2.5)%	$1,445	$1,288	12.2%	$102,298	$116,501	(12.2)%
711	736	(3.4)	—	—	—	2,293	2,101	9.1	38,757	40,699	(4.8)
6,889	5,496	25.3	—	—	—	2	3	(33.3)	74,215	72,612	2.2
—	—	—	21,391	22,465	(4.8)	—	—	—	21,391	22,465	(4.8)
4,669	4,243	10.0	210	283	(25.8)	—	—	—	58,353	56,658	3.0
17,584	15,151	16.1	30,353	31,725	(4.3)	3,740	3,392	10.3	295,014	308,935	(4.5)
1,618	1,617	.1	3,174	3,027	4.9	—	—	—	9,925	9,799	1.3
69	40	72.5	519	584	(11.1)	—	—	—	3,285	2,725	20.6
20,676	18,324	12.8	35,972	36,497	(1.4)	218,053	182,276	19.6	551,199	525,380	4.9
23,024	16,285	41.4	5,068	3,852	31.6	2,595	2,310	12.3	124,262	92,935	33.7
18,885	13,584	39.0	—	—	—	553	225	*	101,280	81,890	23.7
55,375	59,442	(6.8)	141	117	20.5	796	770	3.4	178,430	176,184	1.3
1,838	3,710	(50.5)	—	2	*	369	2,298	(83.9)	25,067	39,589	(36.7)
99,122	93,021	6.6	5,209	3,971	31.2	4,313	5,603	(23.0)	429,039	390,598	9.8
3,099	2,924	6.0	7,544	7,269	3.8	16,311	13,745	18.7	53,327	51,936	2.7

U.S. Bancorp	33

Noninterest expense increased $19 million (3.9 percent) in the third quarter and $55 million (3.8 percent) in the first nine months of 2021, compared with the same periods of 2020, reflecting higher compensation expense as a result of merit increases, higher performance-based incentives related to investment sales volumes and core business growth, and an increase in net shared services expense, partially offset by lower other noninterest expense due to the allocation to the business line of previously reserved legal matters in the third quarter of 2020. The provision for credit losses was flat in the third quarter of 2021, compared with the third quarter of 2020, reflecting stable credit quality in the current quarter, compared with credit quality deterioration in the third quarter of 2020, offset by stronger balance growth in the current period compared with the third quarter of 2021. The provision for credit losses decreased $8 million (23.5 percent) in the first nine months of 2021, compared with the first nine months of 2020, reflecting a decrease in the reserve allocation in the first quarter of 2021 driven by stable credit quality.
Payment Services
 Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $409 million of the Company’s net income in the third quarter and $1.3 billion in the first nine months of 2021, or increases of $87 million (27.0 percent) and $331 million (32.8 percent), respectively, compared with the same periods of 2020.
Net revenue increased $52 million (3.4 percent) in the third quarter and $256 million (6.1 percent) in the first nine months of 2021, compared with the same periods of 2020. Net interest income, on a taxable-equivalent basis, decreased $27 million (4.2 percent) in the third quarter and $69 million (3.6 percent) in the first nine months of 2021, compared with the same periods of 2020, primarily due to loan mix and lower loan balances resulting from higher credit card payment rates by customers. Net interest income further decreased in the third quarter of 2021, compared with the third quarter of 2020, due to slightly lower loan yields and lower deposit balances driven by lower prepaid card processing activities as government stimulus dissipated. Noninterest income increased $79 million (9.1 percent) in the third quarter and $325 million (14.0 percent) in the first nine months of 2021, compared with the same periods of 2020, mainly due to continued strengthening of consumer and business spending across most sectors driven by government stimulus, local jurisdictions reducing restrictions and consumer behaviors normalizing. As a result, there was strong growth in merchant processing services revenue driven by increased sales volume and higher merchant fees and equipment income, partially offset by higher rebates. There was also solid growth in corporate payment products revenue driven by improving business spending across all product groups. Credit and debit card revenue increased, driven by higher net interchange revenue related to sales volume. The increase in credit and debit card revenue in the third quarter of 2021, compared with the third quarter of 2020, was mostly offset by lower prepaid card processing activities as government stimulus programs dissipated.
Noninterest expense increased $17 million (2.0 percent) in the third quarter of 2021, compared with the third quarter of 2020, reflecting the timing of marketing campaigns and higher net shared services expense, partially offset by higher incremental costs related to the prepaid card business in the third quarter of 2020. Noninterest expense increased $77 million (3.2 percent) in the first nine months of 2021, compared with the first nine months of 2020, due to incremental costs related to the prepaid card business in the first six months of 2021 and lower marketing costs during 2020. The provision for credit losses decreased $80 million (32.5 percent) in the third quarter and $261 million (54.7 percent) in the first nine months of 2021, compared with the same periods of 2020, primarily driven by improved credit quality relative to the prior year.
Treasury and Corporate Support
 Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $392 million in the third quarter and $1.2 billion in the first nine months of 2021, compared with net losses of $65 million and $1.3 billion in the same periods of 2020, respectively.
Net revenue increased $102 million (49.3 percent) in the third quarter and $140 million (20.6 percent) in the first nine months of 2021, compared with the same periods of 2020. Net interest income, on a taxable-equivalent basis, increased $106 million in the third quarter of 2021, compared with the third quarter of 2020, primarily due to favorable funding and deposit mix and lower premium amortization within the investment portfolio compared with the prior year. Net interest income, on a taxable-equivalent basis, increased $126 million in the first nine months of 2021, compared with the first nine months of 2020, due to favorable

34	U.S. Bancorp

funding and deposit mix, partially offset by higher premium amortization within the investment portfolio compared with the prior year. Noninterest income decreased $4 million (1.8 percent) in the third quarter and increased $14 million (2.0 percent) in the first nine months of 2021, compared with the same periods of 2020, reflecting changes in other noninterest income driven by lower equity investment income in 2021, offset by the impact of asset impairments in 2020 as a result of branch closures. The increase in noninterest income in the first nine months of 2021, compared with the first nine months of 2020, was further offset by lower gains on sales of businesses in 2021 and lower securities gains.
Noninterest expense decreased $34 million (14.8 percent) in the third quarter and $35 million (4.6 percent) in the first nine months of 2021, compared with the same periods of 2020, primarily due to lower
COVID-19
related expenses compared with the prior year, including recognizing liabilities related to future delivery exposures for merchant and airline processing, lower net shared services expense and lower amortization related to tax-advantaged
investments which were scaled back in 2020 during the pandemic. These decreases were partially offset by higher compensation expense as a result of merit increases and higher performance-based incentives. The provision for credit losses decreased $544 million in the third quarter and $3.3 billion in the first nine months of 2021, compared with the same periods of 2020, reflecting the residual impact of changes in the allowance for credit losses being impacted by improving economic conditions in the current year, compared to deteriorating conditions in the prior year.
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

U.S. Bancorp	35

The following table shows the Company’s calculation of these non-GAAP
financial measures:

(Dollars in Millions)	September 30, 2021	December 31, 2020
Total equity	$54,378	$53,725
Preferred stock	(5,968)	(5,983)
Noncontrolling interests	(635)	(630)
Goodwill (net of deferred tax liability) (1)	(9,063)	(9,014)
Intangible assets, other than mortgage servicing rights	(618)	(654)
Tangible common equity (a)	38,094	37,444
Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation	41,014	38,045
Adjustments (2)	(1,733)	(1,733)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology (b)	39,281	36,312
Total assets	567,495	553,905
Goodwill (net of deferred tax liability) (1)	(9,063)	(9,014)
Intangible assets, other than mortgage servicing rights	(618)	(654)
Tangible assets (c)	557,814	544,237
Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company (d)	404,021	393,648
Adjustments (3)	(684)	(1,471)
Risk-weighted assets, reflecting the full implementation of the CECL methodology (e)	403,337	392,177

Ratios
Tangible common equity to tangible assets (a)/(c)	6.8%	6.9%
Tangible common equity to risk-weighted assets (a)/(d)	9.4	9.5
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology (b)/(e)	9.7	9.3

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net interest income	$3,171	$3,227	$9,371	$9,650
Taxable-equivalent adjustment (4)	26	25	79	73
Net interest income, on a taxable-equivalent basis	3,197	3,252	9,450	9,723
Net interest income, on a taxable-equivalent basis (as calculated above)	3,197	3,252	9,450	9,723
Noninterest income	2,693	2,712	7,693	7,851
Less: Securities gains (losses), net	20	12	88	143
Total net revenue, excluding net securities gains (losses) (f)	5,870	5,952	17,055	17,431

Noninterest expense (g)	3,429	3,371	10,195	10,005

Efficiency ratio (g)/(f)	58.4%	56.6%	59.8%	57.4%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(3)	Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.
(4)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

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

36	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	September 30, 2021	December 31, 2020
	(Unaudited)

Assets
Cash and due from banks	$63,904	$62,580
Available-for-sale investment securities ($850 and $402 pledged as collateral, respectively) (a)	149,376	136,840
Loans held for sale (including $6,176 and $8,524 of mortgage loans carried at fair value, respectively)	6,191	8,761
Loans
Commercial	101,013	102,871
Commercial real estate	38,808	39,311
Residential mortgages	74,954	76,155
Credit card	22,137	22,346
Other retail	60,696	57,024
Total loans	297,608	297,707
Less allowance for loan losses	(5,792)	(7,314)
Net loans	291,816	290,393
Premises and equipment	3,262	3,468
Goodwill	9,996	9,918
Other intangible assets	3,528	2,864
Other assets (including $1,426 and $1,255 of trading securities at fair value pledged as collateral, respectively) (a)	39,422	39,081
Total assets	$567,495	$553,905

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$135,549	$118,089
Interest-bearing (b)	307,353	311,681
Total deposits	442,902	429,770
Short-term borrowings	16,088	11,766
Long-term debt	35,671	41,297
Other liabilities	18,456	17,347
Total liabilities	513,117	500,180
Shareholders’ equity
Preferred stock	5,968	5,983
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 9/30/21 and 12/31/20— 2,125,725,742 shares	21	21
Capital surplus	8,550	8,511
Retained earnings	68,297	64,188
Less cost of common stock in treasury: 9/30/21—643,035,053 shares; 12/31/20—618,618,084 shares	(27,301)	(25,930)
Accumulated other comprehensive income (loss)	(1,792)	322
Total U.S. Bancorp shareholders’ equity	53,743	53,095
Noncontrolling interests	635	630
Total equity	54,378	53,725
Total liabilities and equity	$567,495	$553,905

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
(b)	lncludes time deposits greater than $250,000 balances of $2.4 billion and $4.4 billion at September 30, 2021 and December 31, 2020, respectively.
See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Interest Income
Loans	$2,711	$2,892	$8,112	$9,152
Loans held for sale	54	61	176	157
Investment securities	606	586	1,741	1,908
Other interest income	38	34	103	144
Total interest income	3,409	3,573	10,132	11,361
Interest Expense
Deposits	78	130	245	849
Short-term borrowings	18	19	52	124
Long-term debt	142	197	464	738
Total interest expense	238	346	761	1,711
Net interest income	3,171	3,227	9,371	9,650
Provision for credit losses	(163)	635	(1,160)	3,365
Net interest income after provision for credit losses	3,334	2,592	10,531	6,285
Noninterest Income
Credit and debit card revenue	393	388	1,125	976
Corporate payment products revenue	156	125	420	371
Merchant processing services	392	347	1,084	950
Trust and investment management fees	459	434	1,349	1,295
Deposit service charges	194	170	531	512
Treasury management fees	155	145	462	425
Commercial products revenue	277	303	837	904
Mortgage banking revenue	418	553	1,063	1,596
Investment products fees	62	48	177	142
Securities gains (losses), net	20	12	88	143
Other	167	187	557	537
Total noninterest income	2,693	2,712	7,693	7,851
Noninterest Expense
Compensation	1,847	1,687	5,448	4,992
Employee benefits	336	335	1,057	1,001
Net occupancy and equipment	259	276	780	823
Professional services	126	102	332	307
Marketing and business development	99	72	237	213
Technology and communications	361	334	1,082	932
Postage, printing and supplies	69	70	203	214
Other intangibles	41	44	119	129
Other	291	451	937	1,394
Total noninterest expense	3,429	3,371	10,195	10,005
Income before income taxes	2,598	1,933	8,029	4,131
Applicable income taxes	564	347	1,722	671
Net income	2,034	1,586	6,307	3,460
Net (income) loss attributable to noncontrolling interests	(6)	(6)	(17)	(20)
Net income attributable to U.S. Bancorp	$2,028	$1,580	$6,290	$3,440
Net income applicable to U.S. Bancorp common shareholders	$1,934	$1,494	$6,023	$3,196
Earnings per common share	$1.30	$.99	$4.04	$2.12
Diluted earnings per common share	$1.30	$.99	$4.04	$2.11
Average common shares outstanding	1,483	1,506	1,491	1,510
Average diluted common shares outstanding	1,484	1,507	1,492	1,511
See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net income	$2,034	$1,586	$6,307	$3,460
Other Comprehensive Income (Loss)
Changes in unrealized gains and losses on investment securities available-for-sale	(825)	(305)	(3,008)	2,935
Changes in unrealized gains and losses on derivative hedges	8	27	121	(230)
Foreign currency translation	(1)	6	23	(6)
Reclassification to earnings of realized gains and losses	27	23	34	(42)
Income taxes related to other comprehensive income (loss)	201	63	716	(672)
Total other comprehensive income (loss)	(590)	(186)	(2,114)	1,985
Comprehensive income (loss)	1,444	1,400	4,193	5,445
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(6)	(17)	(20)

Comprehensive income (loss) attributable to U.S. Bancorp	$1,438	$1,394	$4,176	$5,425
See Notes to Consolidated Financial Statements.

U.S. Bancorp	39

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2020	1,506	$5,984	$21	$8,483	$62,526	$(25,962)	$798	$51,850	$630	$52,480
Net income (loss)					1,580			1,580	6	1,586
Other comprehensive income (loss)							(186)	(186)		(186)
Preferred stock dividends (a)					(79)			(79)		(79)
Common stock dividends ($.42 per share)					(636)			(636)		(636)
Issuance of common and treasury stock				(1)		3		2		2
Distributions to noncontrolling interests								—	(5)	(5)
Net other changes in noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				34				34		34

Balance September 30, 2020	1,506	$5,984	$21	$8,516	$63,391	$(25,959)	$612	$52,565	$630	$53,195
Balance June 30, 2021	1,483	$5,968	$21	$8,518	$67,039	$(27,305)	$(1,202)	$53,039	$635	$53,674
Net income (loss)					2,028			2,028	6	2,034
Other comprehensive income (loss)							(590)	(590)		(590)
Preferred stock dividends (b)					(84)			(84)		(84)
Common stock dividends ($.46 per share)					(686)			(686)		(686)
Issuance of common and treasury stock				(1)		4		3		3
Distributions to noncontrolling interests								—	(5)	(5)
Net other changes in noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				33				33		33

Balance September 30, 2021	1,483	$5,968	$21	$8,550	$68,297	$(27,301)	$(1,792)	$53,743	$635	$54,378
Balance December 31, 2019	1,534	$5,984	$21	$8,475	$63,186	$(24,440)	$(1,373)	$51,853	$630	$52,483
Change in accounting principle (c)					(1,099)			(1,099)		(1,099)
Net income (loss)					3,440			3,440	20	3,460
Other comprehensive income (loss)							1,985	1,985		1,985
Preferred stock dividends (d)					(229)			(229)		(229)
Common stock dividends ($1.26 per share)					(1,907)			(1,907)		(1,907)
Issuance of common and treasury stock	3			(118)		130		12		12
Purchase of treasury stock	(31)					(1,649)		(1,649)		(1,649)
Distributions to noncontrolling interests								—	(19)	(19)
Net other changes in noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				159				159		159

Balance September 30, 2020	1,506	$5,984	$21	$8,516	$63,391	$(25,959)	$612	$52,565	$630	$53,195
Balance December 31, 2020	1,507	$5,983	$21	$8,511	$64,188	$(25,930)	$322	$53,095	$630	$53,725
Net income (loss)					6,290			6,290	17	6,307
Other comprehensive income (loss)							(2,114)	(2,114)		(2,114)
Preferred stock dividends (e)					(232)			(232)		(232)
Common stock dividends ($1.30 per share)					(1,944)			(1,944)		(1,944)
Issuance of preferred stock		730						730		730
Redemption of preferred stock		(745)			(5)			(750)		(750)
Issuance of common and treasury stock	4			(127)		166		39		39
Purchase of treasury stock	(28)					(1,537)		(1,537)		(1,537)
Distributions to noncontrolling interests								—	(16)	(16)
Net other changes in noncontrolling interests								—	4	4
Stock option and restricted stock grants				166				166		166

Balance September 30, 2021	1,483	$5,968	$21	$8,550	$68,297	$(27,301)	($1,792)	$53,743	$635	$54,378

(a)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series H, Series J and Series K Non-Cumulative Perpetual Preferred Stock of $894.444, $223.61, $406.25, $321.88, $662.50 and $343.75, respectively.

(b)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series J, Series K, Series L and Series M Non-Cumulative Perpetual Preferred Stock of $894.444, $223.611, $406.25, $662.50, $343.75, $234.375 and $250.00, respectively.

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

(e)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series I, Series J, Series K, Series L and Series M Non-Cumulative Perpetual Preferred Stock of $2,654.166, $663.542, $1,218.75, $232.953, $1,325.00, $1,031.25, $703.125 and $702.778, respectively.

See Notes to Consolidated Financial Statements.

40	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30
	2021	2020
Operating Activities
Net income attributable to U.S. Bancorp	$6,290	$3,440
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	(1,160)	3,365
Depreciation and amortization of premises and equipment	253	264
Amortization of intangibles	119	129
(Gain) loss on sale of loans held for sale	(950)	(1,613)
(Gain) loss on sale of securities and other assets	(297)	(274)
Loans originated for sale, net of repayments	(56,256)	(46,456)
Proceeds from sales of loans held for sale	58,517	45,469
Other, net	2,651	461
Net cash provided by operating activities	9,167	4,785
Investing Activities
Proceeds from sales of available-for-sale investment securities	13,383	13,920
Proceeds from maturities of available-for-sale investment securities	33,740	24,992
Purchases of available-for-sale investment securities	(62,764)	(48,481)
Net increase in loans outstanding	(1,157)	(3,915)
Proceeds from sales of loans	4,228	1,429
Purchases of loans	(3,278)	(9,561)
Net (increase) decrease in securities purchased under agreements to resell	(41)	732
Other, net	120	(966)
Net cash used in investing activities	(15,769)	(21,850)
Financing Activities
Net increase in deposits	13,132	51,301
Net increase (decrease) in short-term borrowings	4,322	(10,000)
Proceeds from issuance of long-term debt	1,211	14,282
Principal payments or redemption of long-term debt	(6,603)	(13,088)
Proceeds from issuance of preferred stock	730	—
Proceeds from issuance of common stock	38	11
Repurchase of preferred stock	(1,250)	—
Repurchase of common stock	(1,537)	(1,660)
Cash dividends paid on preferred stock	(223)	(222)
Cash dividends paid on common stock	(1,894)	(1,917)
Net cash provided by financing activities	7,926	38,707
Change in cash and due from banks	1,324	21,642
Cash and due from banks at beginning of period	62,580	22,405
Cash and due from banks at end of period	$63,904	$44,047
See Notes to Consolidated Financial Statements.

U.S. Bancorp	41

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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

Note 3	Business Combinations
In September 2021, the Company announced that it has entered into a definitive agreement to acquire MUFG Union Bank’s core regional banking franchise from Mitsubishi UFJ Financial Group (“MUFG”), for a purchase price of approximately $8.0 billion, including $5.5 billion in cash and approximately 44 million shares of the Company’s common stock. Upon close of the transaction, MUFG will hold approximately 2.9 percent of the Company’s common stock. The transaction excludes the purchase of MUFG Union Bank’s Global Corporate & Investment Bank, certain middle and back office functions, and other assets. MUFG Union Bank currently has approximately 300 branches in California, Washington and Oregon and is expected to add, based on MUFG Union Bank’s June 30, 2021 balance sheet, approximately $105 billion in total assets, $58 billion of loans and $90 billion of deposits to the Company’s consolidated balance sheet. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, including regulatory approvals.

42	U.S. Bancorp

Note 4	Investment Securities
The Company’s available-for-sale investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity. The Company had no outstanding investment securities classified as held-to-maturity at September 30, 2021 and December 31, 2020.
The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investment securities were as follows:

	September 30, 2021				December 31, 2020
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agencies	$18,460	$230	$(199)	$18,491	$21,954	$462	$(25)	$22,391
Mortgage-backed securities
Residential agency	113,137	996	(1,337)	112,796	98,031	1,950	(13)	99,968
Commercial agency	7,750	77	(141)	7,686	5,251	170	(15)	5,406
Asset-backed securities	64	5	–	69	200	5	–	205
Obligations of state and political subdivisions	9,820	560	(53)	10,327	8,166	695	–	8,861
Other	7	–	–	7	9	–	–	9
Total available-for-sale	$149,238	$1,868	$(1,730)	$149,376	$133,611	$3,282	$(53)	$136,840
Investment securities with a fair value of $31.7 billion at September 30, 2021, and $11.0 billion at December 31, 2020, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $850 million at September 30, 2021, and $402 million at December 31, 2020.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2021	2020	2021	2020
Taxable	$539	$528	$1,548	$1,741
Non-taxable	67	58	193	167
Total interest income from investment securities	$606	$586	$1,741	$1,908
The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2021	2020	2021	2020
Realized gains	$39	$12	$107	$166
Realized losses	(19)	–	(19)	(23)
Net realized gains	$20	$12	$88	$143
Income tax on net realized gains	$5	$3	$22	$36
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at September 30, 2021 and December 31, 2020.

U.S. Bancorp	43

At September 30, 2021, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2021:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$6,023	$(163)	$980	$(36)	$7,003	$(199)
Residential agency mortgage-backed securities	66,781	(1,328)	375	(9)	67,156	(1,337)
Commercial agency mortgage-backed securities	3,947	(88)	1,122	(53)	5,069	(141)
Asset-backed securities	–	–	2	–	2	–
Obligations of state and political subdivisions	2,145	(53)	–	–	2,145	(53)
Other	4	–	–	–	4	–
Total investment securities	$78,900	$(1,632)	$2,479	$(98)	$81,379	$(1,730)
These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of the investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unr
e
alized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2021, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the nine months ended September 30, 2021 and 2020, the Company did not purchase any available-for-sale investment securities that had more-than-insignificant credit deterioration.

44	U.S. Bancorp

The following table provides information about the amortized cost, fair value and yield by maturity date of the available-for-sale investment securities outstanding at September 30, 2021:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
U.S. Treasury and Agencies
Maturing in one year or less	$2,873	$2,894	.5	1.87%
Maturing after one year through five years	6,835	6,977	2.4	1.61
Maturing after five years through ten years	7,146	7,041	7.9	1.33
Maturing after ten years	1,606	1,579	12.6	1.91
Total	$18,460	$18,491	5.1	1.57%
Mortgage-Backed Securities (a)
Maturing in one year or less	$140	$138	.5	1.70%
Maturing after one year through five years	54,361	55,259	3.4	1.57
Maturing after five years through ten years	66,370	65,068	6.5	1.53
Maturing after ten years	16	17	12.2	1.27
Total	$120,887	$120,482	5.1	1.55%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	.6	2.69%
Maturing after one year through five years	63	66	3.8	1.50
Maturing after five years through ten years	1	2	6.2	2.58
Maturing after ten years	–	1	12.9	2.41
Total	$64	$69	3.8	1.51%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$349	$355	.6	4.28%
Maturing after one year through five years	2,492	2,663	4.1	4.24
Maturing after five years through ten years	5,595	5,964	6.9	3.73
Maturing after ten years	1,384	1,345	17.4	2.50
Total	$9,820	$10,327	7.4	3.71%
Other
Maturing in one year or less	$–	$–	–	–%
Maturing after one year through five years	7	7	3.7	2.07
Maturing after five years through ten years	–	–	–	–
Maturing after ten years	–	–	–	–
Total	$7	$7	3.7	2.07%
Total investment securities (d)	$149,238	$149,376	5.3	1.69%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

U.S. Bancorp	45

Note 5	Loans and Allowance for Credit Losses
The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	September 30, 2021		December 31, 2020
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$95,876	32.2%	$97,315	32.7%
Lease financing	5,137	1.8	5,556	1.9
Total commercial	101,013	34.0	102,871	34.6
Commercial Real Estate
Commercial mortgages	28,029	9.4	28,472	9.6
Construction and development	10,779	3.6	10,839	3.6
Total commercial real estate	38,808	13.0	39,311	13.2
Residential Mortgages
Residential mortgages	65,941	22.2	66,525	22.4
Home equity loans, first liens	9,013	3.0	9,630	3.2
Total residential mortgages	74,954	25.2	76,155	25.6
Credit Card	22,137	7.4	22,346	7.5
Other Retail
Retail leasing	7,505	2.5	8,150	2.7
Home equity and second mortgages	10,718	3.6	12,472	4.2
Revolving credit	2,682	.9	2,688	.9
Installment	16,166	5.5	13,823	4.6
Automobile	23,488	7.9	19,722	6.6
Student	137	–	169	.1
Total other retail	60,696	20.4	57,024	19.1
Total loans	$297,608	100.0%	$297,707	100.0%
The Company had loans of $89.8 billion at September 30, 2021, and $96.1 billion at December 31, 2020, pledged at the Federal Home Loan Bank, and loans of $73.1 billion at September 30, 2021, and $67.8 billion at December 31, 2020, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $567 million at September 30, 2021 and $763 million at December 31, 2020. All purchased loans are recorded at fair value at the date of purchase. Beginning January 1, 2020, the Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased
credit deteriorated loans.
Allowance for Credit Losses
Beginning January 1, 2020, the allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolio, including unfunded credit commitments. The allowance considers expected losses for the remaining lives of the applicable assets, inclusive of expected recoveries. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which includes increasing consideration of historical loss experience over years two and three. These economic scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining life of the portfolio. The economic scenarios are updated at least quarterly and are designed to provide a range of reasonable estimates, from better to worse than current expectations. Scenarios are weighted based on the Company’s expectation of economic conditions for the foreseeable future and reflect significant judgment and consideration of uncertainties that exist. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include, but are not limited to, loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions.
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

46	U.S. Bancorp

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
Beginning January 1, 2020, when a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered purchased with more than insignificant credit deterioration. An allowance is established for each population and considers product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status and refreshed LTV ratios when possible. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company did not have a material amount of PCD loans included in its loan portfolio at September 30, 2021.
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

U.S. Bancorp	47

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2021
Balance at beginning of period	$1,838	$1,409	$478	$1,891	$ 994	$6,610
Add
Provision for credit losses	(75)	(104)	3	(23)	36	(163)
Deduct
Loans charged-off	40	14	3	154	55	266
Less recoveries of loans charged-off	(26)	(1)	(13)	(43)	(36)	(119)
Net loan charge-offs (recoveries)	14	13	(10)	111	19	147
Balance at end of period	$1,749	$1,292	$491	$1,757	$1,011	$6,300
2020
Balance at beginning of period	$2,645	$1,269	$633	$2,156	$1,187	$7,890
Add
Provision for credit losses	20	263	(49)	369	32	635
Deduct
Loans charged-off	193	89	4	236	89	611
Less recoveries of loans charged-off	(15)	(6)	(7)	(35)	(33)	(96)
Net loan charge-offs (recoveries)	178	83	(3)	201	56	515
Balance at end of period	$2,487	$1,449	$587	$2,324	$1,163	$8,010

Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2021
Balance at beginning of period	$2,423	$1,544	$573	$2,355	$1,115	$8,010
Add
Provision for credit losses	(577)	(246)	(107)	(195)	(35)	(1,160)
Deduct
Loans charged-off	184	28	13	536	193	954
Less recoveries of loans charged-off	(87)	(22)	(38)	(133)	(124)	(404)
Net loan charge-offs (recoveries)	97	6	(25)	403	69	550
Balance at end of period	$1,749	$1,292	$491	$1,757	$1,011	$6,300
2020
Balance at beginning of period	$1,484	$ 799	$433	$1,128	$ 647	$4,491
Add
Change in accounting principle (a)	378	(122)	(30)	872	401	1,499
Provision for credit losses	988	875	179	988	335	3,365
Deduct
Loans charged-off	406	112	15	775	316	1,624
Less recoveries of loans charged-off	(43)	(9)	(20)	(111)	(96)	(279)
Net loan charge-offs (recoveries)	363	103	(5)	664	220	1,345
Balance at end of period	$2,487	$1,449	$587	$2,324	$1,163	$8,010

(a)
Effective January 1, 2020, the Company adopted accounting guidance which changed impairment recognition of financial instruments to a model that is based on expected losses rather than incurred losses.

The decrease in the allowance for credit losses from December 31, 2020 to September 30, 2021 primarily reflected factors affecting economic conditions during the first nine months of 2021, including the enactment of additional benefits from government stimulus programs and broad vaccine availability in the United States that has reduced the risks associated with
COVID-19,
contributing to an economic recovery and strong portfolio credit performance. Other factors considered include concerns around inflationary pressures, new virus variants, sustainability of asset values and borrower liquidity, along with the lack of a clear path to government funding.
Credit Quality
The credit quality of the Company’s loan portfolios is assessed as a function of net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by the Company.
For all loan portfolio classes, loans are considered past due based on the number of days delinquent except for monthly amortizing loans which are classified delinquent based upon the number of cont
r
actually required payments not made (for example, two missed payments is considered 30 days delinquent). When a loan is placed on nonaccrual status, unpaid accrued interest is reversed, reducing interest income in the current period.
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

48	U.S. Bancorp

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
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming (b)	Total
September 30, 2021
Commercial	$100,595	$ 163	$ 39	$ 216	$101,013
Commercial real estate	38,459	32	21	296	38,808
Residential mortgages (a)	74,450	153	114	237	74,954
Credit card	21,807	183	147	–	22,137
Other retail	60,224	251	64	157	60,696
Total loans	$295,535	$ 782	$385	$ 906	$297,608
December 31, 2020
Commercial	$102,127	$ 314	$ 55	$ 375	$102,871
Commercial real estate	38,676	183	2	450	39,311
Residential mortgages (a)	75,529	244	137	245	76,155
Credit card	21,918	231	197	–	22,346
Other retail	56,466	318	86	154	57,024
Total loans	$294,716	$1,290	$477	$1,224	$297,707

(a)
At September 30, 2021, $946 million of loans 30–89 days past due and $1.5 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $1.4 billion and $1.8 billion at December 31, 2020, respectively.

(b)
Substantially all nonperforming loans at September 30, 2021 and December 31, 2020, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $4 million and $9 million for the three months ended September 30, 2021 and 2020, respectively, and $11 million and $19 million for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $17 million, compared with $23 million at December 31, 2020. These amounts excluded $19 million and $33 million at September 30, 2021 and December 31, 2020, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at September 30, 2021 and December 31, 2020, was $778 million and $1.0 billion, respectively, of which $620 million and $812 million, respectively, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

U.S. Bancorp	49

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
The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	September 30, 2021					December 31, 2020
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total	Pass	Special Mention	Classified (a)	Total Criticized	Total
Commercial
Originated in 2021	$ 32,826	$ 346	$ 277	$ 623	$ 33,449	$ –	$ –	$ –	$ –	$ –
Originated in 2020	17,202	637	252	889	18,091	34,557	1,335	1,753	3,088	37,645
Originated in 2019	11,851	198	63	261	12,112	17,867	269	349	618	18,485
Originated in 2018	6,853	77	51	128	6,981	12,349	351	176	527	12,876
Originated in 2017	3,213	14	53	67	3,280	5,257	117	270	387	5,644
Originated prior to 2017	3,373	30	40	70	3,443	4,954	128	115	243	5,197
Revolving	23,204	353	100	453	23,657	22,445	299	280	579	23,024
Total commercial	98,522	1,655	836	2,491	101,013	97,429	2,499	2,943	5,442	102,871

Commercial real estate
Originated in 2021	9,456	50	772	822	10,278	–	–	–	–	–
Originated in 2020	8,238	119	435	554	8,792	9,446	461	1,137	1,598	11,044
Originated in 2019	7,382	298	694	992	8,374	9,514	454	1,005	1,459	10,973
Originated in 2018	3,662	142	330	472	4,134	6,053	411	639	1,050	7,103
Originated in 2017	1,943	25	150	175	2,118	2,650	198	340	538	3,188
Originated prior to 2017	3,239	26	103	129	3,368	4,762	240	309	549	5,311
Revolving	1,556	1	187	188	1,744	1,445	9	238	247	1,692
Total commercial real estate	35,476	661	2,671	3,332	38,808	33,870	1,773	3,668	5,441	39,311

Residential mortgages (b)
Originated in 2021	21,045	–	–	–	21,045	–	–	–	–	–
Originated in 2020	18,043	1	5	6	18,049	23,262	1	3	4	23,266
Originated in 2019	8,508	1	18	19	8,527	13,969	1	17	18	13,987
Originated in 2018	3,492	–	21	21	3,513	5,670	1	22	23	5,693
Originated in 2017	4,494	–	21	21	4,515	6,918	1	24	25	6,943
Originated prior to 2017	19,002	–	302	302	19,304	25,921	2	342	344	26,265
Revolving	1	–	–	–	1	1	–	–	–	1
Total residential mortgages	74,585	2	367	369	74,954	75,741	6	408	414	76,155

Credit card (c)	21,990	–	147	147	22,137	22,149	–	197	197	22,346

Other retail
Originated in 2021	17,248	–	3	3	17,251	–	–	–	–	–
Originated in 2020	13,318	–	8	8	13,326	17,589	–	7	7	17,596
Originated in 2019	8,300	–	16	16	8,316	11,605	–	23	23	11,628
Originated in 2018	4,332	–	16	16	4,348	6,814	–	27	27	6,841
Originated in 2017	2,130	–	11	11	2,141	3,879	–	22	22	3,901
Originated prior to 2017	2,259	–	16	16	2,275	3,731	–	29	29	3,760
Revolving	12,400	–	123	123	12,523	12,647	–	110	110	12,757
Revolving converted to term	473	–	43	43	516	503	–	38	38	541
Total other retail	60,460	–	236	236	60,696	56,768	–	256	256	57,024
Total loans	$291,033	$2,318	$4,257	$ 6,575	$297,608	$285,957	$4,278	$7,472	$11,750	$297,707
Total outstanding commitments	$645,955	$4,606	$6,342	$10,948	$656,903	$627,606	$8,772	$9,374	$18,146	$645,752

Note:	Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended.
(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)
At September 30, 2021, $1.5 billion of GNMA loans 90 days or more past due and $1.2 billion of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $1.8 billion and $1.4 billion at December 31, 2020, respectively.

(c)	All credit card loans are considered revolving loans.
Troubled Debt Restructurings

In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties

50	U.S. Bancorp

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
The following table provides a summary of loans modified as TDRs for the periods presented by portfolio class:

	2021			2020
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended September 30
Commercial	506	$ 46	$ 47	699	$ 262	$ 159
Commercial real estate	14	12	13	51	105	81
Residential mortgages	171	54	54	374	108	108
Credit card	6,656	38	38	4,699	27	27
Other retail	382	9	9	508	26	26
Total loans, excluding loans purchased from GNMA mortgage pools	7,729	159	161	6,331	528	401
Loans purchased from GNMA mortgage pools	802	113	118	735	106	105
Total loans	8,531	$ 272	$279	7,066	$ 634	$ 506
Nine Months Ended September 30
Commercial	1,736	$ 133	$120	2,837	$ 505	$ 375
Commercial real estate	100	136	125	116	165	141
Residential mortgages	867	299	298	585	142	142
Credit card	17,492	102	103	19,282	110	112
Other retail	2,175	64	58	1,537	50	48
Total loans, excluding loans purchased from GNMA mortgage pools	22,370	734	704	24,357	972	818
Loans purchased from GNMA mortgage pools	1,839	267	276	3,648	514	503
Total loans	24,209	$1,001	$980	28,005	$1,486	$1,321
Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. At September 30, 2021, 5 residential mortgages, 2 home equity and second mortgage loans and 43 loans purchased from GNMA mortgage pools with outstanding balances of less than $1 million, less than $1 million and $5 million, respectively, were in a trial period and have estimated post-modification balances of less than $1 million, less than $1 million and $5 million, respectively, assuming permanent modification occurs at the end of the trial period.
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

U.S. Bancorp	51

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
As of September 30, 2021 and December 31, 2020, approximately
 $3.0
billion and $10.1 billion, respectively, of loan modifications included on the Company’s consolidated balance sheet related to borrowers impacted by the COVID-19 pandemic, consisting primarily of payment deferrals.
The following table provides a summary of TDR loans that defaulted (fully or partially charged-off
or became 90 days or more past due) for the periods presented, that were modified as TDRs within 12 months previous to default:

	2021		2020
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended September 30
Commercial	244	$ 5	305	$ 21
Commercial real estate	4	1	5	8
Residential mortgages	20	2	5	2
Credit card	2,069	12	1,363	8
Other retail	124	2	55	1
Total loans, excluding loans purchased from GNMA mortgage pools	2,461	22	1,733	40
Loans purchased from GNMA mortgage pools	29	5	72	9
Total loans	2,490	$27	1,805	$ 49
Nine Months Ended September 30
Commercial	856	$29	922	$ 49
Commercial real estate	16	7	33	24
Residential mortgages	47	5	23	4
Credit card	5,638	32	5,169	27
Other retail	595	10	245	3
Total loans, excluding loans purchased from GNMA mortgage pools	7,152	83	6,392	107
Loans purchased from GNMA mortgage pools	102	15	427	57
Total loans	7,254	$98	6,819	$164
In addition to the defaults in the table above, the Company had a total of 10 and 45 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months and nine months ended September 30, 2021, respectively, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $1 million and $7 million for the three months and nine months ended September 30, 2021, respectively.
As of September 30, 2021, the Company had $158 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified in TDRs.

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

52	U.S. Bancorp

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
off-balance
sheet.
The Company also provides financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company provided $67 million and $28 million of support to the funds during the three months ended September 30, 2021 and 2020, respectively, and $184 million and $49 million during the nine months ended September 30, 2021 and 2020, respectively.
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged
investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged
investments in tax expense of $113 million and $142 million for the three months ended September 30, 2021 and 2020, respectively, and $356 million and $437 million for the nine months ended September 30, 2021 and 2020, respectively. The Company also recognized $75 million and $118 million of investment tax credits for the three months ended September 30, 2021 and 2020, respectively, and $235 million and $307 million for the nine months ended September 30, 2021 and 2020, respectively. The Company recognized $101 million and $142 million of expenses related to all of these investments for the three months ended September 30, 2021 and 2020, respectively, of which $83 million and $97 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense. The
C
ompany recognized $333 million and $429 million of expenses related to all of these investments for the nine months ended September 30, 2021 and 2020, respectively, of which $262 million and $297 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.
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
The following table provides a summary of investments in community development and tax-advantaged
VIEs that the Company has not consolidated:

(Dollars in Millions)	September 30, 2021	December 31, 2020
Investment carrying amount	$4,865	$5,378
Unfunded capital and other commitments	2,180	2,334
Maximum exposure to loss	10,368	11,219

U.S. Bancorp	53

The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $40 million at September 30, 2021 and $35 million at December 31, 2020. The maximum exposure to loss related to these VIEs was $81 million at September 30, 2021 and $57 million at December 31, 2020, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $71 million at September 30, 2021, compared with less than $1 million to $78 million at December 31, 2020.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged
investments to third parties. At September 30, 2021, approximately $5.1 billion of the Company’s assets and $3.6 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged
investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $4.9 billion and $3.7 billion, respectively, at December 31, 2020. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At September 30, 2021, $1.7 billion of available-for-sale
investment securities and $1.2 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $2.4 billion of available-for-sale
investment securities and $1.5 billion of short-term borrowings at December 31, 2020.

Note 7	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $219.3 billion of residential mortgage loans for others at September 30, 2021, and $211.8 billion at December 31, 2020, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in a net loss of $21 million and a net gain of $9 million for the three months ended September 30, 2021 and 2020, respectively, and a net loss of $168 million and a net gain of $58 million for the nine months ended September 30, 2021 and 2020, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $183 million and $177 million for the three months ended September 30, 2021 and 2020, respectively, and $536 million and $537 million for the nine months ended September 30, 2021 and 2020, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2021	2020	2021	2020
Balance at beginning of period	$2,713	$1,840	$2,210	$2,546
Rights purchased	9	8	36	16
Rights capitalized	284	321	896	712
Rights sold (a)	—	1	1	3
Changes in fair value of MSRs
Due to fluctuations in market interest rates (b)	53	(8)	307	(815)
Due to revised assumptions or models (c)	(30)	(7)	(169)	37
Other changes in fair value (d)	(119)	(177)	(371)	(521)
Balance at end of period	$2,910	$1,978	$2,910	$1,978

(a)	MSRs sold include those having a negative fair value, resulting from the loans being severely delinquent.
(b)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
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

54	U.S. Bancorp

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	September 30, 2021						December 31, 2020
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(619)	$(320)	$(161)	$154	$294	$520	$(442)	$(271)	$(150)	$169	$343	$671
Derivative instrument hedges	574	290	144	(137)	(270)	(524)	523	281	145	(149)	(304)	(625)
Net sensitivity	$(45)	$(30)	$(17)	$17	$24	$(4)	$81	$10	$(5)	$20	$39	$46
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
A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	September 30, 2021				December 31, 2020
(Dollars in Millions)	HFA	Government	Conventional(d)	Total	HFA	Government	Conventional(d)	Total
Servicing portfolio (a)	$40,038	$22,392	$153,543	$215,973	$40,396	$25,474	$143,085	$208,955
Fair value	$508	$304	$2,098	$2,910	$406	$261	$1,543	$2,210
Value (bps) (b)	127	136	137	135	101	102	108	106
Weighted-average servicing fees (bps)	36	41	30	32	35	40	30	32
Multiple (value/servicing fees)	3.56	3.34	4.51	4.16	2.87	2.56	3.55	3.26
Weighted-average note rate	4.14%	3.75%	3.48%	3.63%	4.43%	3.91%	3.78%	3.92%
Weighted-average age (in years)	3.8	5.8	3.4	3.7	3.8	5.6	4.2	4.3
Weighted-average expected prepayment (constant prepayment rate)	11.3%	13.4%	9.4%	10.2%	14.1%	18.0%	13.8%	14.4%
Weighted-average expected life (in years)	6.6	5.5	7.0	6.8	5.6	4.3	5.5	5.4
Weighted-average option adjusted spread (c)	7.7%	7.3%	6.5%	6.8%	7.7%	7.3%	6.2%	6.6%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)	Represents loans sold primarily to GSEs.

Note 8	Preferred Stock
At September 30, 2021 and December 31, 2020, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	September 30, 2021				December 31, 2020
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series F	44,000	1,100	12	1,088	44,000	1,100	12	1,088
Series I	—	—	—	—	30,000	750	5	745
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	20	730	—	—	—	—
Total preferred stock (a)	209,510	$6,176	$208	$5,968	209,510	$6,176	$193	$5,983

(a)	The par value of all shares issued and outstanding at September 30, 2021 and December 31, 2020, was $1.00 per share.
During the first nine months of 2021, the Company issued depositary shares representing an ownership interest in 30,000 shares of Series M
Non-Cumulative
Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series M Preferred Stock”). The Series M Preferred Stock has no stated maturity and will not be subject to

U.S. Bancorp	55

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
During the first nine months of 2021, the Company redeemed all outstanding shares of the Series I
Non-Cumulative
Perpetual Preferred Stock (the “Series I Preferred Stock”) at a redemption price equal to the liquidation preference amount. The Company included a $5 million loss in the computation of diluted

earnings per common share for the first nine months of 2021, which represents the stock issuance costs recorded in preferred stock upon the issuance of the Series I Preferred Stock that were reclassified to retained earnings on the date the Company provided notice of its intent to redeem the outstanding shares.

Note 9	Accumulated Other Comprehensive Income (Loss)
Shareholders' equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders' equity is as follows:

Three Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2021
Balance at beginning of period	$735	$(107)	$(1,783)	$(47)	$(1,202)
Changes in unrealized gains and losses	(825)	8	—	—	(817)
Foreign currency translation adjustment (a)	—	—	—	(1)	(1)
Reclassification to earnings of realized gains and losses	(20)	8	39	—	27
Applicable income taxes	215	(4)	(10)	—	201
Balance at end of period	$105	$(95)	$(1,754)	$(48)	$(1,792)
2020
Balance at beginning of period	$2,701	$(240)	$(1,589)	$(74)	$798
Changes in unrealized gains and losses	(305)	27	—	—	(278)
Foreign currency translation adjustment (a)	—	—	—	6	6
Reclassification to earnings of realized gains and losses	(12)	3	32	—	23
Applicable income taxes	81	(7)	(9)	(2)	63
Balance at end of period	$2,465	$(217)	$(1,566)	$(70)	$612

(a)	Represents the impact of changes in foreign currency exchange rates on the Company's investment in foreign operations and related hedges.

Nine Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2021
Balance at beginning of period	$2,417	$(189)	$(1,842)	$(64)	$322
Changes in unrealized gains and losses	(3,008)	121	—	—	(2,887)
Foreign currency translation adjustment (a)	—	—	—	23	23
Reclassification to earnings of realized gains and losses	(88)	4	118	—	34
Applicable income taxes	784	(31)	(30)	(7)	716
Balance at end of period	$105	$(95)	$(1,754)	$(48)	$(1,792)
2020
Balance at beginning of period	$379	$(51)	$(1,636)	$(65)	$(1,373)
Changes in unrealized gains and losses	2,935	(230)	—	—	2,705
Foreign currency translation adjustment (a)	—	—	—	(6)	(6)
Reclassification to earnings of realized gains and losses	(143)	7	94	—	(42)
Applicable income taxes	(706)	57	(24)	1	(672)
Balance at end of period	$2,465	$(217)	$(1,566)	$(70)	$612

(a)	Represents the impact of changes in foreign currency exchange rates on the Company's investment in foreign operations and related hedges.

56	U.S. Bancorp

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2021	2020	2021	2020
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$20	$12	$88	$143	Securities gains (losses), net
	(5)	(3)	(22)	(36)	Applicable income taxes
	15	9	66	107	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(8)	(3)	(4)	(7)	Interest expense
	2	1	1	2	Applicable income taxes
	(6)	(2)	(3)	(5)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(39)	(32)	(118)	(94)	Other noninterest expense
	10	9	30	24	Applicable income taxes
	(29)	(23)	(88)	(70)	Net-of-tax

Total impact to net income	$(20)	$(16)	$(25)	$32

Note 10	Earnings Per Share
The components of earnings per share were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2021	2020	2021	2020
Net income attributable to U.S. Bancorp	$2,028	$1,580	$6,290	$3,440
Preferred dividends	(84)	(79)	(232)	(229)
Impact of preferred stock redemption (a)	—	—	(5)	—
Earnings allocated to participating stock awards	(10)	(7)	(30)	(15)
Net income applicable to U.S. Bancorp common shareholders	$1,934	$1,494	$6,023	$3,196
Average common shares outstanding	1,483	1,506	1,491	1,510
Net effect of the exercise and assumed purchase of stock awards	1	1	1	1
Average diluted common shares outstanding	1,484	1,507	1,492	1,511
Earnings per common share	$1.30	$.99	$4.04	$2.12
Diluted earnings per common share	$1.30	$.99	$4.04	$2.11

(a)
Represents stock issuance costs originally recorded in preferred stock upon the issuance of the Company’s Series I Preferred Stock that were reclassified to retained earnings on the date the Company announced its intent to redeem the outstanding shares.

Options outstanding at September 30, 2020, to purchase 4 million and 2 million common shares for the three months and nine months ended September 30, 2020, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.

Note 11	Employee Benefits
The components of net periodic benefit cost for the Company's retirement plans were:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$66	$58	$—	$—	$198	$176	$—	$—
Interest cost	54	59	1	—	164	176	1	1
Expected return on plan assets	(112)	(101)	—	—	(337)	(302)	—	(2)
Prior service cost (credit) amortization	—	—	(1)	—	(1)	—	(3)	(2)
Actuarial loss (gain) amortization	42	34	(2)	(2)	127	101	(5)	(5)
Net periodic benefit cost (a)	$50	$50	$(2)	$(2)	$151	$151	$(7)	$(8)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

U.S. Bancorp	57

Note 12	Income Taxes
The components of income tax expense were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2021	2020	2021	2020
Federal
Current	$354	$(53)	$1,057	$966
Deferred	99	306	305	(459)
Federal income tax	453	253	1,362	507
State
Current	94	92	297	298
Deferred	17	2	63	(134)

State income tax	111	94	360	164
Total income tax provision	$564	$347	$1,722	$671
A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2021	2020	2021	2020
Tax at statutory rate	$546	$406	$1,686	$867
State income tax, at statutory rates, net of federal tax benefit	108	75	327	170
Tax effect of
Tax credits and benefits, net of related expenses	(91)	(82)	(267)	(280)
Exam resolutions	—	(47)	—	(47)
Tax-exempt income	(28)	(29)	(85)	(87)
Other items	29	24	61	48
Applicable income taxes	$564	$347	$1,722	$671
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2021, federal tax examinations for all years ending through December 31, 2014 are completed and resolved. The Company's tax returns for the years ended December 31, 2015, 2016, 2017 and 2018 are under examination by the Internal Revenue Service.
The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $946 million at September 30, 2021 and $597 million at December 31, 2020.

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

58	U.S. Bancorp

cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At September 30, 2021, the Company had $95 million
(net-of-tax)
of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $189 million
(net-of-tax)
of realized and unrealized losses at December 31, 2020. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during both the remainder of 2021 and the next 12 months are losses of $1 million
(net-of-tax).
All cash flow hedges were highly effective for the three and nine months ended September 30, 2021.
Net Investment Hedges
 The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative
debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative
debt instruments designated as net investment hedges was $1.4 billion at September 30, 2021 and December 31, 2020
.
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

U.S. Bancorp	59

The following table summarizes the asset and liability management derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2021
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$700	$—	.04	$2,250	$—	3.70
Pay fixed/receive floating swaps	1,330	—	9.23	1,850	—	8.95
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	—	—	—	250	—	.23
Net investment hedges
Foreign exchange forward contracts	826	7	.06	—	—	—
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	5,325	29	.07	10,347	69	.05
Sell	28,069	139	.29	17,637	57	.14
Options
Purchased	16,930	235	3.34	—	—	—
Written	3,620	78	.09	7,541	241	2.11
Receive fixed/pay floating swaps	4,423	—	4.38	5,690	—	10.29
Pay fixed/receive floating swaps	2,006	—	4.26	4,562	—	4.24
Foreign exchange forward contracts	292	2	.04	275	2	.05
Equity contracts	21	2	.31	184	5	.70
Other (a)	601	9	.02	2,386	147	1.31
Total	$64,143	$501		$52,972	$521
December 31, 2020
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$8,400	$—	1.76	$—	$—	—
Pay fixed/receive floating swaps	—	—	—	100	—	9.63
Cash flow hedges
Interest rate contracts
Pay fixed/receive floating swaps	—	—	—	3,250	—	4.59
Net investment hedges
Foreign exchange forward contracts	479	—	.06	336	3	.06
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	16,431	73	.50	1,925	5	.07
Sell	10,440	48	.04	28,976	157	.07
Options
Purchased	11,610	121	4.11	—	—	—
Written	5,073	202	.13	7,770	198	2.53
Receive fixed/pay floating swaps	11,064	—	7.31	907	—	23.43
Pay fixed/receive floating swaps	78	—	13.68	8,538	—	5.67
Foreign exchange forward contracts	292	1	.04	341	2	.05
Equity contracts	127	3	.39	45	—	.46
Other (a)	47	1	.11	1,832	183	2.44
Total	$64,041	$449		$54,020	$548

(a)
Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value, fair value and weighted-average remaining maturity of $1.8 billion, $139 million and 1.75 years at September 30, 2021, respectively, compared to $1.8 billion, $182 million and 2.50 years at December 31, 2020, respectively. In addition, includes short-term underwriting purchase and sale commitments with total asset and liability notional values of $602 million at September 30, 2021, and $47 million at December 31, 2020.

60	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	Asset Derivatives			Liability Derivatives
(Dollars in Millions)	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years	Notional Value	Fair Value	Weighted- Average Remaining Maturity In Years
September 30, 2021
Interest rate contracts
Receive fixed/pay floating swaps	$124,770	$2,398	4.80	$46,250	$296	6.61
Pay fixed/receive floating swaps	47,573	80	6.65	119,027	784	4.51
Other (a)	8,463	1	3.98	7,260	3	4.66
Options
Purchased	85,251	217	1.29	2,701	41	1.86
Written	2,690	41	1.85	79,781	192	1.23
Futures
Buy	3,456	—	.14	318	—	1.97
Sell	2,583	—	1.43	565	—	.45
Foreign exchange rate contracts
Forwards, spots and swaps	38,518	1,112	1.20	39,988	1,121	1.45
Options
Purchased	629	18	.96	—	—	—
Written	—	—	—	629	18	.96
Credit contracts	2,737	—	2.49	6,934	6	4.41
Total	$316,670	$3,867		$303,453	$2,461
December 31, 2020
Interest rate contracts
Receive fixed/pay floating swaps	$144,859	$3,782	4.93	$12,027	$99	8.72
Pay fixed/receive floating swaps	15,048	2	8.43	134,963	1,239	4.71
Other (a)	9,921	6	3.75	6,387	3	4.22
Options
Purchased	72,655	111	1.40	1,454	46	2.96
Written	1,736	46	2.76	68,205	81	1.25
Futures
Buy	1,851	—	1.22	924	—	.05
Sell	—	—	—	4,090	—	.72
Foreign exchange rate contracts
Forwards, spots and swaps	44,845	1,590	.96	45,992	1,565	1.13
Options
Purchased	519	14	.90	—	—	—
Written	—	—	—	519	14	.90
Credit contracts	2,876	1	2.75	7,479	7	3.81
Total	$294,310	$5,552		$282,040	$3,054

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.
The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings
(net-of-tax):

	Three Months Ended September 30				Nine Months Ended September 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2021	2020	2021	2020	2021	2020	2021	2020
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$6	$21	$(6)	$(2)	$91	$(171)	$(3)	$(5)
Net investment hedges
Foreign exchange forward contracts	17	(4)	—	—	16	6	—	—
Non-derivative debt instruments	27	(45)	—	—	61	(41)	—	—

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.

U.S. Bancorp	61

The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Interest Income		Interest Expense		Interest Income		Interest Expense
	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in Millions)	2021	2020	2021	2020	2021	2020	2021	2020
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$3,409	$3,573	$238	$346	$10,132	$11,361	$761	$1,711

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	45	—	112	28	14	—	185	(166)
Hedged items	(45)	—	(113)	(27)	(15)	—	(185)	167
Cash flow hedges
Interest rate contract derivatives	—	—	8	3	—	—	4	7

Note:
The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $13 million and $40 million into earnings during the three and nine months ended September 30, 2021, respectively, as a result of realized cash flows on discontinued cash flow hedges. The Company reclassified losses of
$18 million and $24
million into earnings during the three and nine months ended September 30, 2020, respectively, as a result of realized cash flows on discontinued cash flow hedges. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.

The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities	$3,127	$99	$(22)	$(1)
Long-term debt	2,940	8,567	692	903

(a)
The cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale
investment securities and long-term debt was $(6) million and $700 million, respectively, at September 30, 2021. The cumulative hedging adjustment related to discontinued hedging relationships on long-term debt was $726 million at December 31, 2020.

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)		2021	2020	2021	2020
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue/ other noninterest income	$101	$46	$432	$53
Purchased and written options	Mortgage banking revenue	171	428	436	1,173
Swaps	Mortgage banking revenue	(39)	(51)	(236)	724
Foreign exchange forward contracts	Other noninterest income	9	(2)	(1)	9
Equity contracts	Compensation expense	1	3	6	—
Other	Other noninterest income	2	(69)	3	(70)
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	26	59	78	103
Purchased and written options	Commercial products revenue	(1)	(14)	(4)	3
Futures	Commercial products revenue	—	—	—	(18)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	23	20	69	54
Purchased and written options	Commercial products revenue	1	1	1	1
Credit contracts	Commercial products revenue	(1)	(10)	(3)	(15)
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

62	U.S. Bancorp

The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at September 30, 2021, was $874 million. At September 30, 2021, the Company had $589 million of cash posted as collateral against this net liability position.

Note 14	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral
over-the-counter
trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $737.2 billion total notional amount of derivative positions at September 30, 2021, $384.1 billion related to bilateral over-the-counter
trades, $331.5 billion related to those centrally cleared through clearinghouses and $21.6 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 13 for further discussion of the Company’s derivatives, including collateral arrangements.
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

U.S. Bancorp	63

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total

September 30, 2021
Repurchase agreements
U.S. Treasury and agencies	$568	$–	$–	$–	$568
Residential agency mortgage-backed securities	838	–	–	–	838
Corporate debt securities	692	–	–	–	692
Total repurchase agreements	2,098	–	–	–	2,098
Securities loaned
Corporate debt securities	166	–	–	–	166
Total securities loaned	166	–	–	–	166
Gross amount of recognized liabilities	$2,264	$–	$–	$–	$2,264
December 31, 2020
Repurchase agreements
U.S. Treasury and agencies	$472	$–	$–	$–	$472
Residential agency mortgage-backed securities	398	–	–	–	398
Corporate debt securities	560	–	–	–	560
Total repurchase agreements	1,430	–	–	–	1,430
Securities loaned
Corporate debt securities	218	–	–	–	218
Total securities loaned	218	–	–	–	218
Gross amount of recognized liabilities	$1,648	$–	$–	$–	$1,648
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
The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

(Dollars in Millions)	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Received (c)
September 30, 2021
Derivative assets (d)	$4,275	$(1,858)	$2,417	$(104)	$(141)	$2,172
Reverse repurchase agreements	418	–	418	(317)	(101)	–
Securities borrowed	1,978	–	1,978	–	(1,925)	53
Total	$6,671	$(1,858)	$4,813	$(421)	$(2,167)	$2,225
December 31, 2020
Derivative assets (d)	$5,744	$(1,874)	$3,870	$(109)	$(287)	$3,474
Reverse repurchase agreements	377	–	377	(262)	(115)	–
Securities borrowed	1,716	–	1,716	–	(1,670)	46
Total	$7,837	$(1,874)	$5,963	$(371)	$(2,072)	$3,520

(a)	Includes $750 million and $898 million of cash collateral related payables that were netted against derivative assets at September 30, 2021 and December 31, 2020, respectively.
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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $93 million and $257 million at September 30, 2021 and December 31, 2020, respectively, of derivative assets not subject to netting arrangements.

64	U.S. Bancorp

(Dollars in Millions)	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Pledged (c)
September 30, 2021
Derivative liabilities (d)	$2,809	$(1,697)	$1,112	$(104)	$–	$1,008
Repurchase agreements	2,098	–	2,098	(317)	(1,779)	2
Securities loaned	166	–	166	–	(164)	2
Total	$5,073	$(1,697)	$3,376	$(421)	$(1,943)	$1,012
December 31, 2020
Derivative liabilities (d)	$3,419	$(2,312)	$1,107	$(109)	$–	$998
Repurchase agreements	1,430	–	1,430	(262)	(1,168)	–
Securities loaned	218	–	218	–	(215)	3
Total	$5,067	$(2,312)	$2,755	$(371)	$(1,383)	$1,001

(a)	Includes $589 million and $1.3 billion of cash collateral related receivables that were netted against derivative liabilities at September 30, 2021 and December 31, 2020, respectively.
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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $173 million and $183 million at September 30, 2021 and December 31, 2020, respectively, of derivative liabilities not subject to netting arrangements.

Note 15	Fair Values of Assets and Liabilities
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

U.S. Bancorp	65

assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the nine months ended September 30, 2021 and 2020, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale
 MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was
a net loss of $18 million and a net gain of $97 million for the three months ended September 30, 2021 and 2020, respectively, and a net loss of $135 million and a net gain of $271 million for the nine months ended September 30, 2021 and 2020, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
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

66	U.S. Bancorp

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
The following table shows the significant valuation assumption ranges for MSRs at September 30, 2021:

	Minimum	Maximum	Weighted- Average (a)
Expected prepayment	3%	13%	10%
Option adjusted spread	6	11	7

(a)	Determined based on the relative fair value of the related mortgage loans serviced.
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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at September 30, 2021:

	Minimum	Maximum	Weighted- Average (a)
Expected loan close rate	1%	100%	76%
Inherent MSR value (basis points per loan)	47	187	121

(a)	Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At September 30, 2021, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 97 percent and 2 percent, respectively.

U.S. Bancorp	67

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
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2021
Available-for-sale securities
U.S. Treasury and agencies	$14,344	$4,147	$–	$–	$18,491
Mortgage-backed securities
Residential agency	–	112,796	–	–	112,796
Commercial agency	–	7,686	–	–	7,686
Asset-backed securities	–	61	8	–	69
Obligations of state and political subdivisions	–	10,326	1	–	10,327
Other	–	7	–	–	7
Total available-for-sale	14,344	135,023	9	–	149,376
Mortgage loans held for sale	–	6,176	–	–	6,176
Mortgage servicing rights	–	–	2,910	–	2,910
Derivative assets	6	2,691	1,671	(1,858)	2,510
Other assets	322	2,118	–	–	2,440
Total	$14,672	$146,008	$4,590	$(1,858)	$163,412
Derivative liabilities	$–	$2,429	$553	$(1,697)	$1,285
Short-term borrowings and other liabilities (a)	205	1,893	–	–	2,098
Total	$205	$4,322	$553	$(1,697)	$3,383
December 31, 2020
Available-for-sale securities
U.S. Treasury and agencies	$19,251	$3,140	$–	$–	$22,391
Mortgage-backed securities
Residential agency	–	99,968	–	–	99,968
Commercial agency	–	5,406	–	–	5,406
Asset-backed securities	–	198	7	–	205
Obligations of state and political subdivisions	–	8,860	1	–	8,861
Other	–	9	–	–	9
Total available-for-sale	19,251	117,581	8	–	136,840
Mortgage loans held for sale	–	8,524	–	–	8,524
Mortgage servicing rights	–	–	2,210	–	2,210
Derivative assets	4	3,235	2,762	(1,874)	4,127
Other assets	302	1,601	–	–	1,903
Total	$19,557	$130,941	$4,980	$(1,874)	$153,604
Derivative liabilities	$–	$3,166	$436	$(2,312)	$1,290
Short-term borrowings and other liabilities (a)	85	1,672	–	–	1,757
Total	$85	$4,838	$436	$(2,312)	$3,047

Note:
Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $73 million and $85 million at September 30, 2021 and December 31, 2020, respectively. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first nine months of 2021 and 2020, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

68	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2021
Available-for-sale securities
Asset-backed securities	$8	$–		$–	$–	$–	$–	$–		$–	$8	$–
Obligations of state and political subdivisions	1	–		–	–	–	–	–		–	1	–
Total available-for-sale	9	–		–	–	–	–	–		–	9	–
Mortgage servicing rights	2,713	(96	) (a)	–	9	–	–	284	(c)	–	2,910	(96	) (a)
Net derivative assets and liabilities	1,500	(225	) (b)	–	106	(1)	–	–		(262)	1,118	(203	) (d)

2020
Available-for-sale securities
Asset-backed securities	$7	$–		$–	$–	$–	$–	$–		$–	$7	$–
Obligations of state and political subdivisions	1	–		–	–	–	–	–		–	1	–
Total available-for-sale	8	–		–	–	–	–	–		–	8	–
Mortgage servicing rights	1,840	(192	) (a)	–	8	1	–	321	(c)	–	1,978	(192	) (a)
Net derivative assets and liabilities	2,841	211	(e)	–	152	(1)	–	–		(579)	2,624	228	(f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $208 million, $(434) million and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $57 million, $(261) million and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $508 million, $(228) million and $(69) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)	Approximately $291 million, $6 million and $(69) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2021
Available-for-sale securities
Asset-backed securities	$7	$–		$1	$–	$–	$–	$–		$–	$8	$1
Obligations of state and political subdivisions	1	–		–	–	–	–	–		–	1	–
Total available-for-sale	8	–		1	–	–	–	–		–	9	1
Mortgage servicing rights	2,210	(233	) (a)	–	36	1	–	896	(c)	–	2,910	(233	) (a)
Net derivative assets and liabilities	2,326	(604	) (b)	–	166	(2)	–	–		(768)	1,118	(761	) (d)

2020
Available-for-sale securities
Asset-backed securities	$8	$–		$–	$–	$–	$(1)	$–		$–	$7	$–
Obligations of state and political subdivisions	1	–		–	–	–	–	–		–	1	–
Total available-for-sale	9	–		–	–	–	(1)	–		–	8	–
Mortgage servicing rights	2,546	(1,299	) (a)	–	16	3	–	712	(c)	–	1,978	(1,299	) (a)
Net derivative assets and liabilities	810	2,685	(e)	–	247	(2)	–	–		(1,116)	2,624	1,888	(f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $544 million, $(1.2) billion and $2 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $57 million, $ (820) million and $2 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $1.5 billion, $1.3 billion and $(70) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)	Approximately $291 million, $1.7 billion and $(70) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
The Company is also required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair
value accounting or write-downs of individual assets.

U.S. Bancorp	69

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	September 30, 2021				December 31, 2020
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans (a)	$–	$–	$65	$65	$–	$–	$385	$385

Other assets (b)	–	–	67	67	–	–	30	30

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2021	2020	2021	2020
Loans (a)	$15	$184	$58	$244

Other assets (b)	1	13	7	19

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.
Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	September 30, 2021			December 31, 2020
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$6,176	$6,017	$159	$8,524	$8,136	$388
Nonaccrual loans	1	1	–	1	1	–
Loans 90 days or more past due	1	1	–	2	2	–
Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of September 30, 2021 and December 31, 2020. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2021					December 31, 2020
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$63,904	$63,904	$–	$–	$63,904	$62,580	$62,580	$–	$–	$62,580
Federal funds sold and securities purchased under resale agreements	440	–	440	–	440	377	–	377	–	377
Loans held for sale (a)	15	–	–	15	15	237	–	–	237	237
Loans	291,816	–	–	298,764	298,764	290,393	–	–	300,419	300,419
Other (b)	1,472	–	630	842	1,472	1,772	–	731	1,041	1,772

Financial Liabilities
Time deposits	22,879	–	22,946	–	22,946	30,694	–	30,864	–	30,864
Short-term borrowings (c)	13,990	–	13,894	–	13,894	10,009	–	9,956	–	9,956
Long-term debt	35,671	–	36,262	–	36,262	41,297	–	42,485	–	42,485
Other (d)	3,972	–	1,114	2,858	3,972	4,052	–	1,234	2,818	4,052
(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Includes investments in Federal Reserve Bank and Federal Home Loan Bank stock and tax-advantaged investments.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.
(d)	Includes operating lease liabilities and liabilities related to tax-advantaged investments.

70	U.S. Bancorp

The fair value of unfunded commitments, deferred
non-yield
related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield
related loan fees and standby letters of credit was $
577
 million and $
774
 million at September 30, 2021 and December 31, 2020, respectively. The carrying value of other guarantees was $
278
 million and $
362
 million at September 30, 2021 and December 31, 2020, respectively.

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
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2021:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$60	$9,556
Third party borrowing arrangements	–	–	4
Securities lending indemnifications	10,479	–	10,157
Asset sales	–	84	6,793	(a)
Merchant processing	827	172	121,902
Tender option bond program guarantee	1,719	–	1,490
Other	–	22	1,532

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

U.S. Bancorp	71

amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder.
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2021, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $7.2 billion. The Company held collateral of $653 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At September 30, 2021, the liability was $155 million primarily related to these airline processing arrangements.
Asset Sales
The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At September 30, 2021, the Company had reserved $18 million for potential losses from representation and warranty obligations, compared with $19 million at December 31, 2020. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of September 30, 2021 and December 31, 2020, the Company had $14 million and $13 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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
Residential Mortgage-Backed Securities Litigation
Starting in 2011, the Company and other large financial institutions have been sued in their capacity as trustee for residential mortgage—backed securities trusts. In the lawsuits brought against the Company, the investors allege that the Company’s banking subsidiary, U.S. Bank National Association (“U.S. Bank”), as trustee caused them to incur substantial losses by failing to enforce loan repurchase obligations and failing to abide by appropriate standards of care after events of default allegedly occurred. The plaintiffs in these matters seek monetary damages in unspecified amounts and most also seek equitable relief.
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

72	U.S. Bancorp

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

Note 17	Business Segments
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

U.S. Bancorp	73

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

74	U.S. Bancorp

Business segment results for the three months ended September 30 were as follows:

	Corporate and Commercial Banking				Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2021		2020		2021	2020	2021		2020
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$717		$852		$1,551	$1,474	$225		$301
Noninterest income	253		267		715	848	558		505
Total net revenue	970		1,119		2,266	2,322	783		806
Noninterest expense	418		428		1,450	1,383	507		489
Other intangibles	–		–		3	4	4		3
Total noninterest expense	418		428		1,453	1,387	511		492
Income (loss) before provision and income taxes	552		691		813	935	272		314
Provision for credit losses	15		95		(25)	69	11		11
Income (loss) before income taxes	537		596		838	866	261		303
Income taxes and taxable-equivalent adjustment	134		149		210	217	65		76
Net income (loss)	403		447		628	649	196		227
Net (income) loss attributable to noncontrolling interests	–		–		–	–	–		–
Net income (loss) attributable to U.S. Bancorp	$403		$447		$628	$649	$196		$227
Average Balance Sheet
Loans	$102,431		$115,547		$140,833	$145,229	$18,454		$15,616
Other earning assets	4,722		4,110		7,645	8,195	225		288
Goodwill	1,650		1,647		3,506	3,475	1,618		1,618
Other intangible assets	5		6		2,754	1,942	80		37
Assets	114,629		128,369		160,882	164,246	21,566		18,708

Noninterest-bearing deposits	62,642		48,058		34,416	34,288	24,453		17,719
Interest-bearing deposits	68,917		87,558		160,271	133,095	71,841		73,857
Total deposits	131,559		135,616		194,687	167,383	96,294		91,576

Total U.S. Bancorp shareholders’ equity	13,772		15,051		12,277	13,562	3,172		2,968

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2021		2020		2021	2020	2021		2020
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$616		$643		$88	$(18)	$3,197		$3,252
Noninterest income	946	(a)	867	(a)	221	225	2,693	(b)	2,712	(b)
Total net revenue	1,562		1,510		309	207	5,890	(c)	5,964	(c)
Noninterest expense	817		797		196	230	3,388		3,327
Other intangibles	34		37		–	–	41		44
Total noninterest expense	851		834		196	230	3,429		3,371
Income (loss) before provision and income taxes	711		676		113	(23)	2,461		2,593
Provision for credit losses	166		246		(330)	214	(163)		635
Income (loss) before income taxes	545		430		443	(237)	2,624		1,958
Income taxes and taxable-equivalent adjustment	136		108		45	(178)	590		372
Net income (loss)	409		322		398	(59)	2,034		1,586
Net (income) loss attributable to noncontrolling interests	–		–		(6)	(6)	(6)		(6)
Net income (loss) attributable to U.S. Bancorp	$409		$322		$392	$(65)	$2,028		$1,580
Average Balance Sheet
Loans	$31,378		$31,168		$3,643	$3,458	$296,739		$311,018
Other earning assets	5		5		193,989	162,488	206,586		175,086
Goodwill	3,168		3,123		–	–	9,942		9,863
Other intangible assets	496		602		–	–	3,335		2,587
Assets	37,173		36,191		219,196	189,388	553,446		536,902

Noninterest-bearing deposits	4,913		6,886		2,594	2,424	129,018		109,375
Interest-bearing deposits	150		124		1,290	1,514	302,469		296,148
Total deposits	5,063		7,010		3,884	3,938	431,487		405,523

Total U.S. Bancorp shareholders’ equity	7,561		7,716		17,491	13,119	54,273		52,416

(a)	Presented net of related rewards and rebate costs and certain partner payments of $652 million and $525 million for the three months ended September 30, 2021 and 2020, respectively.
(b)	Includes revenue generated from certain contracts with customers of $2.0 billion and $1.8 billion for the three months ended September 30, 2021 and 2020, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangments, the Company recorded $220 million and $246 million of revenue for the three months ended September 30, 2021 and 2020, respectively, primarily consisting of interest income on sales-type and direct financing leases.

U.S. Bancorp	75

Business segment results for the nine months ended September 30 were as follows:

	Corporate and Commercial Banking				Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2021		2020		2021	2020	2021		2020
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$2,172		$2,623		$4,603	$4,239	$721		$964
Noninterest income	786		899		1,918	2,433	1,638		1,507
Total net revenue	2,958		3,522		6,521	6,672	2,359		2,471
Noninterest expense	1,257		1,310		4,210	4,061	1,499		1,445
Other intangibles	–		–		9	12	10		9
Total noninterest expense	1,257		1,310		4,219	4,073	1,509		1,454
Income (loss) before provision and income taxes	1,701		2,212		2,302	2,599	850		1,017
Provision for credit losses	(20)		572		(143)	269	26		34
Income (loss) before income taxes	1,721		1,640		2,445	2,330	824		983
Income taxes and taxable-equivalent adjustment	430		410		612	583	206		246
Net income (loss)	1,291		1,230		1,833	1,747	618		737
Net (income) loss attributable to noncontrolling interests	–		–		–	–	–		–
Net income (loss) attributable to U.S. Bancorp	$1,291		$1,230		$1,833	$1,747	$618		$737
Average Balance Sheet
Loans	$102,117		$118,686		$141,220	$139,981	$17,584		$15,151
Other earning assets	4,485		4,170		8,606	6,578	247		285
Goodwill	1,648		1,647		3,485	3,508	1,618		1,617
Other intangible assets	5		6		2,692	2,095	69		40
Assets	114,182		131,106		162,316	157,177	20,676		18,324

Noninterest-bearing deposits	59,841		41,091		33,734	29,397	23,024		16,285
Interest-bearing deposits	69,999		90,581		156,821	126,934	76,098		76,736
Total deposits	129,840		131,672		190,555	156,331	99,122		93,021

Total U.S. Bancorp shareholders’ equity	13,995		15,201		12,378	12,797	3,099		2,924

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2021		2020		2021	2020	2021		2020
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,841		$1,910		$113	$(13)	$9,450		$9,723
Noninterest income	2,644	(a)	2,319	(a)	707	693	7,693	(b)	7,851	(b)
Total net revenue	4,485		4,229		820	680	17,143	(c)	17,574	(c)
Noninterest expense	2,381		2,296		729	764	10,076		9,876
Other intangibles	100		108		–	–	119		129
Total noninterest expense	2,481		2,404		729	764	10,195		10,005
Income (loss) before provision and income taxes	2,004		1,825		91	(84)	6,948		7,569
Provision for credit losses	216		477		(1,239)	2,013	(1,160)		3,365
Income (loss) before income taxes	1,788		1,348		1,330	(2,097)	8,108		4,204
Income taxes and taxable-equivalent adjustment	447		338		106	(833)	1,801		744
Net income (loss)	1,341		1,010		1,224	(1,264)	6,307		3,460
Net (income) loss attributable to noncontrolling interests	–		–		(17)	(20)	(17)		(20)
Net income (loss) attributable to U.S. Bancorp	$1,341		$1,010		$1,207	$(1,284)	$6,290		$3,440
Average Balance Sheet
Loans	$30,353		$31,725		$3,740	$3,392	$295,014		$308,935
Other earning assets	5		5		192,259	156,045	205,602		167,083
Goodwill	3,174		3,027		–	–	9,925		9,799
Other intangible assets	519		584		–	–	3,285		2,725
Assets	35,972		36,497		218,053	182,276	551,199		525,380

Noninterest-bearing deposits	5,068		3,852		2,595	2,310	124,262		92,935
Interest-bearing deposits	141		119		1,718	3,293	304,777		297,663
Total deposits	5,209		3,971		4,313	5,603	429,039		390,598

Total U.S. Bancorp shareholders’ equity	7,544		7,269		16,311	13,745	53,327		51,936

(a)	Presented net of related rewards and rebate costs and certain partner payments of $1.8 billion and $1.5 billion for the nine months ended September 30, 2021 and 2020, respectively.
(b)	Includes revenue generated from certain contracts with customers of $5.6 billion and $5.1 billion for the nine months ended September 30, 2021 and 2020, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangments, the Company recorded $686 million and $714 million of revenue for the nine months ended September 30, 2021 and 2020, respectively, primarily consisting of interest income on sales-type and direct financing leases.

76	U.S. Bancorp

Note 18	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to September 30, 2021 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	77

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30
		2021			2020
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$151,755	$624	1.64%	$128,565	$602	1.87%	18.0%
Loans held for sale	7,438	54	2.92	7,983	61	3.06	(6.8)
Loans (b)
Commercial	101,832	711	2.77	115,489	718	2.48	(11.8)
Commercial real estate	38,921	303	3.09	40,929	341	3.31	(4.9)
Residential mortgages	74,104	604	3.25	75,786	687	3.62	(2.2)
Credit card	21,905	569	10.30	22,052	583	10.51	(.7)
Other retail	59,977	532	3.52	56,762	572	4.01	5.7
Total loans	296,739	2,719	3.64	311,018	2,901	3.72	(4.6)
Other earning assets	47,393	38	.31	38,538	34	.35	23.0
Total earning assets	503,325	3,435	2.72	486,104	3,598	2.95	3.5
Allowance for loan losses	(5,972)			(7,824)			23.7
Unrealized gain (loss) on investment securities	1,231			3,655			(66.3)
Other assets	54,862			54,967			(.2)
Total assets	$553,446			$536,902			3.1
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$129,018			$109,375			18.0%
Interest-bearing deposits
Interest checking	103,036	5	.02	84,494	7	.04	21.9
Money market savings	112,543	50	.17	124,115	68	.22	(9.3)
Savings accounts	63,387	2	.01	53,499	5	.04	18.5
Time deposits	23,503	21	.35	34,040	50	.58	(31.0)
Total interest-bearing deposits	302,469	78	.10	296,148	130	.17	2.1
Short-term borrowings	14,688	18	.49	18,049	19	.43	(18.6)
Long-term debt	35,972	142	1.57	43,542	197	1.80	(17.4)
Total interest-bearing liabilities	353,129	238	.27	357,739	346	.39	(1.3)
Other liabilities	16,391			16,742			(2.1)
Shareholders’ equity
Preferred equity	5,968			5,984			(.3)
Common equity	48,305			46,432			4.0
Total U.S. Bancorp shareholders’ equity	54,273			52,416			3.5
Noncontrolling interests	635			630			.8
Total equity	54,908			53,046			3.5
Total liabilities and equity	$553,446			$536,902			3.1
Net interest income		$3,197			$3,252
Gross interest margin			2.45%			2.56%
Gross interest margin without taxable-equivalent increments			2.43%			2.54%
Percent of Earning Assets
Interest income			2.72%			2.95%
Interest expense			.19			.28
Net interest margin			2.53%			2.67%
Net interest margin without taxable-equivalent increments			2.51%			2.65%

(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

78	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30
		2021			2020
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$152,653	$1,793	1.57%	$123,444	$1,953	2.11%	23.7%
Loans held for sale	8,422	176	2.79	6,352	157	3.31	32.6
Loans (b)
Commercial	102,298	2,060	2.69	116,501	2,492	2.86	(12.2)
Commercial real estate	38,757	914	3.15	40,699	1,129	3.71	(4.8)
Residential mortgages	74,215	1,870	3.36	72,612	1,985	3.65	2.2
Credit card	21,391	1,701	10.63	22,465	1,794	10.66	(4.8)
Other retail	58,353	1,594	3.65	56,658	1,783	4.20	3.0
Total loans	295,014	8,139	3.69	308,935	9,183	3.97	(4.5)
Other earning assets	44,527	103	.31	37,287	144	.52	19.4
Total earning assets	500,616	10,211	2.72	476,018	11,437	3.21	5.2
Allowance for loan losses	(6,513)			(6,656)			2.1
Unrealized gain (loss) on investment securities	1,304			2,863			(54.5)
Other assets	55,792			53,155			5.0
Total assets	$551,199			$525,380			4.9
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$124,262			$92,935			33.7%
Interest-bearing deposits
Interest checking	101,280	18	.02	81,890	58	.10	23.7
Money market savings	116,968	150	.17	125,247	474	.51	(6.6)
Savings accounts	61,462	5	.01	50,937	42	.11	20.7
Time deposits	25,067	72	.38	39,589	275	.93	(36.7)
Total interest-bearing deposits	304,777	245	.11	297,663	849	.38	2.4
Short-term borrowings	14,758	52	.47	21,335	127	.80	(30.8)
Long-term debt	37,196	464	1.67	44,587	738	2.21	(16.6)
Total interest-bearing liabilities	356,731	761	.28	363,585	1,714	.63	(1.9)
Other liabilities	16,247			16,294			(.3)
Shareholders’ equity
Preferred equity	6,049			5,984			1.1
Common equity	47,278			45,952			2.9
Total U.S. Bancorp shareholders’ equity	53,327			51,936			2.7
Noncontrolling interests	632			630			.3
Total equity	53,959			52,566			2.7
Total liabilities and equity	$551,199			$525,380			4.9
Net interest income		$9,450			$9,723
Gross interest margin			2.44%			2.58%
Gross interest margin without taxable-equivalent increments			2.42%			2.56%
Percent of Earning Assets
Interest income			2.72%			3.21%
Interest expense			.20			.48
Net interest margin			2.52%			2.73%
Net interest margin without taxable-equivalent increments			2.50%			2.71%

(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	79

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
Item
 2. Unregistered Sales of Equity Securities and Use of Proceeds
— Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 of this Report for information regarding shares repurchased by the Company during the third quarter of 2021.
Item 6. Exhibits

2.1	Share Purchase Agreement, dated as of September 21, 2021, among Mitsubishi UFJ Financial Group, Inc., MUFG Americas Holdings Corporation, and U.S. Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 24, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of U.S. Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

80	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ L ISA R. S TARK

Dated: November 2, 2021		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	81

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
Dated: November 2, 2021

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

/s/ T ERRANCE R. D OLAN
Terrance R. Dolan Chief Financial Officer
Dated: November 2, 2021

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

(1)
The Quarterly Report on Form
10-Q
for the quarter ended September 30, 2021 (the “Form
10-Q”)
of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ A NDREW C ECERE	/s/ T ERRANCE R. D OLAN
Andrew Cecere Chief Executive Officer Dated: November 2, 2021	Terrance R. Dolan Chief Financial Officer

84	U.S. Bancorp

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