Form 10-K
period 2021-12-31
US BANCORP \DE\
filed 2022-02-22
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(651)
466-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, $.01 par value per share	USB	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrA	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrH	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series K Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrP	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series L Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrQ	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series M Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrR	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series O Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrS	New York Stock Exchange
0.850% Medium-Term Notes, Series X (Senior), due June 7, 2024	USB/24B	New York Stock Exchange
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
of the Act).    Yes  ☐    No  ☑
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant was $84.5 billion based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2022
Common Stock, $.01 par value per share	1,483,901,767

Auditor Firm Id: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Minneapolis, Minnesota

DOCUMENTS INCORPORATED BY REFERENCE

Document		Parts Into Which Incorporated
1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2021 (the “2021 Annual Report”)	Parts I and II
2.	Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2022 (the “Proxy Statement”)	Part III

PART I

Item 1.	Business
Forward-Looking Statements
THE FOLLOWING INFORMATION APPEARS IN ACCORDANCE WITH THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report contains forward-looking statements about U.S. Bancorp (“U.S. Bancorp” or the “Company”). Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, including the following risks and uncertainties and the risks and uncertainties more fully discussed under “Risk Factors” in the 2021 Annual Report, which could cause actual results to differ materially from those anticipated. The
COVID-19
pandemic is adversely affecting U.S. Bancorp, its customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on its business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions or turbulence in domestic or global financial markets could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities, reduce the availability of funding to certain financial institutions, lead to a tightening of credit, and increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices could affect U.S. Bancorp in substantial and unpredictable ways. U.S. Bancorp’s results could also be adversely affected by changes in interest rates; increases in unemployment rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of its investment securities; legal and regulatory developments; litigation; increased competition from both banks and non-banks;
civil unrest; the effects of climate change; changes in customer behavior and preferences; breaches in data security, including as a result of work-from-home arrangements; failures to safeguard personal information; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputation risk. In addition, U.S. Bancorp’s proposed acquisition of MUFG Union Bank presents risks and uncertainties, including, among others; the risk that the cost savings, any revenue synergies and other anticipated benefits of the proposed acquisition may not be realized or may take longer than anticipated to be realized; the risk that U.S. Bancorp’s business could be disrupted as a result of the announcement and pendency of the proposed acquisition and diversion of management’s attention from ongoing business operations and opportunities; the possibility that the proposed acquisition, including the integration of MUFG Union Bank, may be more costly or difficult to complete than anticipated; delays in closing the proposed acquisition; and the failure of required government approvals to be obtained or any other closing conditions in the definitive purchase agreement to be satisfied.
For discussion of these and other risks that may cause actual results to differ from expectations, refer to the sections entitled “Corporate Risk Profile” on pages 35 to 56 and “Risk Factors” on pages 137 to 150 of the 2021 Annual Report. In addition, factors other than these risks also could adversely affect U.S. Bancorp’s results, and the reader should not consider these risks to be a complete set of all potential risks or uncertainties. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.
General Business Description
U.S. Bancorp is a financial services holding company headquartered in Minneapolis, Minnesota, serving millions of local, national and global customers. U.S. Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956 (the “BHC Act”), and has elected to be treated as a financial holding company under the BHC Act. U.S. Bancorp provides a full range of financial services, including lending and depository services, cash management, capital markets, and trust and investment management services. It also engages in credit card services, merchant and ATM processing, mortgage banking, insurance, brokerage and leasing.

U.S. Bancorp’s banking subsidiary, U.S. Bank National Association, is engaged in the general banking business, principally in domestic markets. U.S. Bank National Association, with $465 billion in deposits at December 31, 2021, provides a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and to large national customers operating in specific industries targeted by the Company, such as healthcare, utilities, oil and gas, and state and municipal government. Lending services include traditional credit products as well as credit card services, lease financing and import/export trade, asset-backed lending, agricultural finance and other products. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as capital markets, treasury management and receivable lock-box
collection are provided to corporate and governmental entity customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.
Other U.S. Bancorp
non-banking
subsidiaries offer investment and insurance products to the Company’s customers principally within its domestic markets, and fund administration services to a broad range of mutual and other funds.
Banking and investment services are provided through a network of 2,230 banking offices as of December 31, 2021, principally operating in the Midwest and West regions of the United States, through on-line
services, over mobile devices and through other distribution channels. The Company operates a network of 4,059 ATMs as of December 31, 2021, and provides
24-hour,
seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s domestic markets. Lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources. The Company is also one of the largest providers of corporate and purchasing card services and corporate trust services in the United States. The Company’s wholly-owned subsidiary, Elavon, Inc. (“Elavon”), provides domestic merchant processing services directly to merchants. Wholly-owned subsidiaries of Elavon provide similar merchant services in Canada and segments of Europe. The Company also provides corporate trust and fund administration services in Europe. These foreign operations are not significant to the Company.
The
COVID-19
pandemic has created economic and operational disruptions that have affected the Company’s business. Customer behavior has evolved greatly as more customers have migrated to on-line
and digital-based products and services more quickly than originally anticipated. To meet these evolving customer preferences, the Company has continued and accelerated the development of digital-based products and services, as well as reduced the number of higher-cost physical branches.
Pending Acquisition
In September 2021, the Company announced that it has entered into a definitive agreement to acquire MUFG Union Bank’s core regional banking franchise from Mitsubishi UFJ Financial Group (“MUFG”) for an expected purchase price of approximately $8.0 billion, including $5.5 billion in cash and approximately 44 million shares of U.S. Bancorp common stock. The transaction excludes the purchase of MUFG Union Bank’s Global Corporate & Investment Bank, certain middle and back office functions, and other assets. MUFG Union Bank currently has approximately 300 branches in California, Washington and Oregon and is expected to add approximately $105 billion in total assets, $58 billion of loans and $90 billion of deposits to the Company’s consolidated balance sheet. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, including regulatory approvals.
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
Corporate and Commercial Banking
Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit
and public sector clients. Corporate and Commercial Banking contributed $1.6 billion, or 20.4 percent, of the Company’s net income in 2021, a decrease of $33 million (2.0 percent) compared with 2020.
Consumer and Business Banking
Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, online services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $2.3 billion, or 28.5 percent, of the Company’s net income in 2021, a decrease of $103 million (4.3 percent) compared with 2020.
Wealth Management and Investment Services
Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management, and Fund Services. Wealth Management and Investment Services contributed $837 million, or 10.5 percent, of the Company’s net income in 2021, a decrease of $104 million (11.1 percent) compared with 2020.
Payment Services
Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $1.7 billion, or 21.6 percent, of the Company’s net income in 2021, an increase of $420 million (32.3 percent) compared with 2020.
Treasury and Corporate Support
Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $1.5 billion, or 19.0 percent, of the Company’s net income in 2021, an increase of $2.8 billion compared with 2020.
Additional information regarding the Company’s business segments can be found on pages 56 to 60 of the Company’s 2021 Annual Report under the heading “Line of Business Financial Review,” which is incorporated herein by reference.
Human Capital
The Company’s success depends, in large part, on its ability to attract, develop and retain skilled employees. The Company recognizes that supporting, engaging and continuously upskilling its workforce is key to meeting evolving corporate and customer needs. To further those efforts, the Company is dedicated to fostering a diverse, equitable and inclusive work environment; supporting employees’ professional development; and providing pay that is competitive and fair, as well as other benefits and programs that promote wellness, engagement and productivity. As of December 31, 2021, the Company employed a total of 68,796 full-time equivalent employees.
Diversity and Inclusion
The Company continues to expand its talent pipeline to increase the representation of women at leadership levels and people of color at all levels. In 2021, the Company expanded its hiring policies to require the inclusion of at least one woman or one person of color on interview slates for all roles at the Company. In addition, the Company has deployed leadership development cohorts and an executive sponsorship program for female and people of color leaders, while also providing inclusive leadership learning journeys designed to coach and develop its leaders in driving employee and team performance through inclusive behaviors and best practices.

The Company also sponsors ten Business Resource Groups, including Asian, Black, Hispanic and Native American heritage, women, LGBTQ, military and disabled employee groups, with chapters across the Company where employees can come together to discuss topics of interest to them, develop professional skills and build overall employee engagement, helping to create and sustain an inclusive workforce that drives business growth and propels accountability for diversity and inclusion at all levels within the Company.
These programs, practices and policies are part of the Company’s strategy to have an ethnically and gender diverse employee base. As of December 31, 2021, of the Company’s employees in the United States, 57 percent were women and 33 percent were people of color. The Company also has focused on increasing the diversity of its senior management team. As of December 31, 2021, 32 percent of employees at the executive and senior management level in the United States were women and 16 percent were people of color. In addition, as of December 31, 2021, of the Company’s 13 directors, 6 were women and 4 were people of color. The Company’s goal is to ensure diversity and inclusion accountability is consistent across the organization. To ensure accountability, the Company’s chief executive officer (“CEO”) chairs the Company’s Diversity, Equity and Inclusion Committee, with the Company’s Chief Diversity Officer reporting directly to the CEO and serving as a member of the Managing Committee.
Equitable and Competitive Compensation, Health
 & Wellness Programs
Maintaining competitive compensation and benefits practices is a continued focus for the Company, with periodic peer and benchmarking reviews used to assist with competitive alignment and employee retention. The Company recognizes that comprehensive health and wellness benefits, competitive retirement, leave, recognition, flexible work programs, and education assistance programs are important in the current talent market.
The Company is also committed to fair pay and continues to prioritize pay equity efforts. To help ensure diverse employees are fairly compensated, the Company has processes in place to address any gender and racial pay inequities identified within its workforce. This work starts with fair hiring practices, as discussed above. The Company also has guidelines in place for both internal and external job postings to assist the Company’s leaders in making fair compensation decisions based on the demands and value of each role, candidate experience, and pay related to comparable internal positions. The Company also conducts periodic reviews of its employees’ pay levels across gender and racial categories with the assistance of an independent third-party consultant. When gender or race-based disparities in pay are identified, the Company adjusts compensation levels to eliminate those disparities. In the 2021 review, on average, employees of the Company in the United States who are women were paid greater than 99 percent of what their male counterparts were paid, and employees of the Company in the United States who are people of color were paid greater than 99 percent of what their white counterparts were paid, taking into account several factors including comparable jobs and experience.
The Company also added two new Company holidays: Juneteenth and My Holiday. The Company’s recognition of Juneteenth as a holiday reflects the historical importance of Juneteenth and alignment with a diverse and inclusive culture. My Holiday is a personal day that every employee can take during the course of the year to celebrate a day of significance to each employee, such as religious holidays, day of cultural significance, or other personally significant day. The Company also increased its parental leave program to 10 weeks to further support its employees and their families.
Employee Engagement and Retention
As part of its efforts to develop and retain skilled employees, the Company remains focused on monitoring employee engagement. The Company’s employee listening program allows the Company to collect quantitative and qualitative data from employees, which then supports and informs the Company on human capital strategies and decisions that impact its employee base.
In addition to the Company’s talent development offerings for employees, it launched two new efforts in 2021, the Digital Academy and the People Leader Center, which focus on digital skill development and core leadership skill development, respectively, both of which the Company believes are critical in the current and future working environment. Enhancing succession and talent development processes remains a top priority for the Company.

The Company has continued to evolve its flexible work programs to adapt to the current environment with remote, hybrid and in-person work arrangements, providing additional optionality and flexibility for most employees. Most of the Company’s non-office
critical staff remained remote during 2021, and the Company continues to assess the extent to which employees work remotely or in the office as conditions evolve. High safety standards for the Company’s office critical and on-site
staff remain important to the Company, with the Company facilitating enhanced cleaning of work spaces and providing personal protective equipment to employees, such as face coverings, gloves and face shields as needed. The Company has also continued to provide additional time-off
to support employees and their families for when they are impacted by
COVID-19,
need paid
time-off
for vaccinations or require additional childcare support. The Company will continue to monitor the
COVID-19
pandemic and take appropriate measures to protect the safety and health of its employees.
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
“ransomware.” A successful cyberattack, including an attack at a third-party vendor the Company utilizes, could harm the Company’s reputation and/or impair its ability to provide services to its customers. The Company has expended, and may in the future expend, significant resources to implement technologies and various response and recovery plans and procedures as part of its information security program. For additional information on cybersecurity risks the Company faces, refer to the section entitled “Risk Factors” on pages 137 to 150 of the 2021 Annual Report.
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
Supervision and Regulation
U.S. Bancorp and its subsidiaries are subject to the extensive regulatory framework applicable to bank holding companies (“BHCs”) and their subsidiaries. This regulatory framework is intended primarily for the protection of depositors, the deposit insurance fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”), consumers, the stability of the financial system in the United States, and the health of the national economy, and not for investors in the Company.
This section summarizes certain provisions of the principal laws and regulations applicable to the Company and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described below.
General
As a BHC, the Company is subject to regulation under the BHC Act and to inspection, examination and supervision by the Federal Reserve. U.S. Bank National Association and its subsidiaries are subject to regulation, examination and supervision primarily by the Office of the Comptroller of the Currency (the “OCC”) and also by the FDIC, the Federal Reserve, the Consumer Financial Protection Bureau (the “CFPB”), the Securities and Exchange Commission (the “SEC”) and the Commodities Futures Trading Commission (the “CFTC”) in certain areas.
Supervision and regulation by the responsible regulatory agencies generally include comprehensive annual reviews of all major aspects of the Company’s and U.S. Bank National Association’s business and condition, regular on-site
examinations, and imposition of periodic reporting requirements and limitations on investments and certain types of activities. If the applicable regulatory agencies deem the Company to be operating in a manner that is inconsistent with safe and sound banking practices, the agencies can require the entry into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which the Company would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions. Supervision and examinations are confidential, and the outcomes of these actions generally are not made public.
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
As a BHC with over $250 billion in total consolidated assets, the Company is subject to the Dodd-Frank Act’s enhanced prudential standards, as modified by the federal banking regulators’ 2019 rules (the “Tailoring Rules”). The rules applicable to the Company and U.S. Bank National Association are described in more detail below.
Supervisory Ratings
Federal banking regulators regularly examine the Company and U.S. Bank National Association. Following those exams, the Company (under the Federal Reserve’s Large Financial Institution Rating System) and U.S. Bank National Association (under the CAMELS rating system) are assigned supervisory ratings. Disclosure of these ratings to third parties is not allowed without permission of the issuing regulator. A downgrade in these ratings could limit the Company’s ability to pursue acquisitions or conduct other expansionary activities for a period of time, require new or additional regulatory approvals before engaging in certain other business activities or investments, affect U.S. Bank National Association’s deposit insurance assessment rate, and impose additional recordkeeping and corporate governance requirements, as well as generally increase regulatory scrutiny of the Company.
BHC Activities
The Company is a BHC under the BHC Act and has elected to be a financial holding company (“FHC”). BHCs that qualify and elect to be treated as FHCs may engage in, and affiliate with financial companies engaging in, a broader range of activities than would otherwise be permitted for a BHC.
If an FHC or a depository institution controlled by an FHC ceases to be well-capitalized or well-managed, the Federal Reserve may impose corrective capital and managerial requirements on the FHC and may place limitations on its ability to conduct all of the business activities that FHCs are generally permitted to conduct and its ability to make certain acquisitions. See “Permissible Business Activities” below. If the failure to meet these standards persists, the FHC may be required to divest its depository institution subsidiaries or cease all activities other than those activities that may be conducted by BHCs that are not FHCs. In addition, if a depository institution controlled by an FHC does not receive a Community Reinvestment Act (“CRA”) rating of at least “satisfactory” at its most recent examination, the Federal Reserve will prohibit the FHC from conducting new business activities that FHCs are generally permitted to conduct and from making certain acquisitions.
The Federal Reserve also requires BHCs to meet certain applicable capital and management standards. Failure by the Company to meet these standards could limit the Company from engaging in any new activity or acquiring other companies without the prior approval of the Federal Reserve.
Permissible Business Activities
As an FHC, the Company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve, in consultation with the Secretary of the United States Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the Federal Reserve determines upon application to be complementary to a financial activity and that do not pose a safety and soundness risk.
The Company generally is not required to obtain Federal Reserve approval to acquire a company engaged in activities that are financial in nature or incidental to activities that are financial in nature, as long as the Company meets the capital, managerial and CRA requirements to qualify as an FHC. However, the Company is required to receive approval for an acquisition in which the total consolidated assets to be acquired exceed $10 billion. FHCs are also required to obtain the approval of the Federal Reserve before they may acquire more than five percent of the voting shares or substantially all of the assets of an unaffiliated BHC, bank or savings association. In addition, banks must receive approval before they may acquire, merge with, acquire substantially all of the assets of or assume any deposits of a bank or savings association and may be required to receive approval for acquisitions of other companies.
Interstate Banking
A BHC may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time (not to exceed five years). Also, such an acquisition is not permitted if the BHC controls, prior to or following the proposed acquisition, more than 10 percent of the total amount of deposits of insured depository institutions nationwide, or, if the acquisition is the BHC’s initial entry into the state, more than 30 percent of the deposits of insured depository institutions in the state (or any lesser or greater amount set by the state). Banks may merge across state lines to create interstate branches and are permitted to establish new branches in another state to the same extent as banks chartered by that state.
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
In July 2021, the current United States presidential administration issued an executive order on competition, which included provisions relating to bank mergers. These provisions encourage the Department of Justice and the federal banking regulators to update guidelines on banking mergers and to provide more scrutiny of bank mergers. A number of large bank deals that were pending at the time of the executive order have not yet obtained approval, or obtained approval on an extended time frame. The Company is unable to predict what impact the executive order will have on the timing of or ability to obtain regulatory approvals of mergers, including its pending merger with MUFG Union Bank.
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
OCC Heightened Standards
U.S. Bank National Association is subject to the OCC’s guidelines establishing heightened standards for large national banks, which establish minimum standards for the design and implementation of a risk governance framework for banks. The OCC may take action against institutions that fail to meet these standards.
Enhanced Prudential Standards
Under the Dodd-Frank Act, as modified by the Economic Growth, Regulatory Relief and Consumer Protection Act and the Tailoring Rules, large bank holding companies, such as the Company, are subject to certain enhanced prudential standards based on the banking organization’s size and certain “risk-based indicators.” The prudential standards include enhanced risk-based capital and leverage requirements, enhanced liquidity requirements, enhanced risk management and risk committee requirements, a requirement to submit a resolution plan, single-counterparty credit limits and stress tests. Certain of the enhanced prudential standards applicable to the Company are described below in further detail.
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
In addition, the Federal Reserve’s final rule implementing the stress capital buffer (“SCB”) provides that a BHC must receive prior approval for any dividend, stock repurchase or other capital distribution, other than a capital distribution on a newly issued capital instrument, if the BHC is required to resubmit its capital plan. The rule also provides that a BHC must resubmit its capital plan if, among other things, the BHC determines there has been or will be a material change in the BHC’s risk profile, financial condition, or corporate structure since the BHC last submitted its capital plan.
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

Under the Tailoring Rules, the Company and U.S. Bank National Association are each subject to “Category III” standards, and are “standardized approach” banking organizations that are subject to rules that provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital. Substantial growth in total consolidated assets (including assets obtained in acquisitions) or cross-jurisdictional activity (as defined in the Tailoring Rules) could affect the Company’s continued classification as a “Category III” institution, which could result in more stringent capital, liquidity, and other regulatory requirements.
Under the United States Basel
III-based
capital rules, the Company is subject to a minimum common equity tier 1 (“CET1”) capital ratio (CET1 capital to risk-weighted assets) of 4.5 percent, a minimum tier 1 capital ratio of 6.0 percent and a minimum total capital ratio of 8.0 percent. The Company is also subject to the SCB, which is based on the results of the Federal Reserve’s supervisory stress tests and the Company’s planned common stock dividends, and, if deployed by the Federal Reserve, up to a 2.5 percent common equity tier 1 countercyclical capital buffer. These additional requirements must be satisfied entirely with capital that qualifies as CET1. Although the Federal Reserve has not to date raised the countercyclical capital buffer above zero percent, the countercyclical capital buffer could change in the future. The SCB generally is assigned on an annual basis and becomes effective on October 1 of each year, subject to a 2.5 percent floor, and may vary over time. As of December 31, 2021, the SCB applicable to the Company is 2.5 percent. If the Federal Reserve were to raise the countercyclical capital buffer, or if the SCB applicable to the Company were to exceed 2.5 percent, this would also change the effective minimum capital ratios to which the Company is subject.
Banking organizations that fail to meet the effective minimum ratios will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation, with the severity of the constraints depending on the extent of the shortfall and “eligible retained income” (defined as the greater of (i) net income for the four preceding quarters, net of distributions and associated tax effects not reflected in net income; and (ii) the average of all net income over the preceding four quarters).
United States banking organizations are also subject to a minimum tier 1 leverage ratio of 4.0 percent. As a Category III banking organization, the Company is also subject to a minimum Supplementary Leverage Ratio (“SLR”) of 3.0 percent that takes into account both on-balance
sheet and certain
off-balance
sheet exposures. At December 31, 2021, the Company exceeded the applicable minimum tier 1 leverage ratio and SLR requirements.
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
and (iv) replacing the existing Basel II output floor with a more robust risk-sensitive floor based on the Committee’s revised Basel III standardized approaches. Under the Basel standards, the implementation date for the revised standardized approach for credit risk and leverage ratios as well as the IRB, CVA, operational risk, and market risk frameworks is January 1, 2023. In addition, in January 2019, the Basel Committee published a revised market risk framework that, among other things, revises the standardized approach for market risk. The output floor will be subject to a transitional period beginning in January 1, 2023, with full implementation by January 1, 2028. The effects of these revisions on the Company and U.S. Bank National Association will depend on the manner in which they are implemented by the United States federal banking agencies. At this time, a United States based rule has not been released.

In 2020, the United States federal banking agencies adopted a rule that allowed banking organizations, including the Company and U.S. Bank National Association, to elect to delay temporarily the estimated effects of adopting the current expected credit loss accounting standard (“CECL”) on regulatory capital until January 2022 and subsequently to phase in the effects through January 2025. Through the 2021 stress test cycle, the Federal Reserve has not yet incorporated CECL into the calculation of the allowance for credit losses in supervisory stress tests. For further discussion of CECL, see Notes 1 and 6 of the Notes to Consolidated Financial Statements in the 2021 Annual Report. The Company and U.S. Bank National Association elected to delay and subsequently phase in the regulatory capital impact of CECL in accordance with this rule.
For additional information regarding the Company’s regulatory capital, see “Capital Management” in the 2021 Annual Report.
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
Stress Testing
The Federal Reserve’s CCAR framework and the Dodd-Frank Act stress testing framework require BHCs subject to Category III standards such as the Company to conduct an annual internal stress test in connection with its annual capital plan submission as well as biennial company-run
stress tests, and subject such bank holding companies to annual supervisory stress tests conducted by the Federal Reserve. Among other things, the company-run
stress tests employ stress scenarios developed by the Company as well as stress scenarios provided by the Federal Reserve and incorporate the Dodd-Frank Act capital actions (as opposed to the Company’s planned capital actions), which are intended to normalize capital distributions across large United States bank holding companies. The Federal Reserve conducts CCAR and Dodd-Frank Act supervisory stress tests employing stress scenarios and internal supervisory models, and incorporates the Company’s planned capital actions and the Dodd-Frank Act capital actions, respectively, into its stress tests. The Federal Reserve and the Company are currently required to publish the results of the annual supervisory and biennial company-run
stress tests, respectively, no later than June 30 of each applicable year.
Under the OCC’s rules, national banks with assets in excess of $250 billion, including U.S. Bank National Association, are required to submit company-run
stress test results to the OCC concurrently with their parent BHC’s CCAR submission to the Federal Reserve. The stress test is based on the OCC’s stress scenarios (which are typically the same as the Federal Reserve’s stress scenarios) and capital actions that are appropriate for the economic conditions assumed in each scenario.
Basel III Liquidity Requirements
As a Category III banking organization, the Company is subject to a minimum Liquidity Coverage Ratio (“LCR”). The LCR is designed to ensure that bank holding companies have sufficient high-quality liquid assets to survive a significant liquidity stress event lasting for 30 calendar days. In addition, the Company and U.S. Bank National Association are subject to the Net Stable Funding Ratio (“NSFR”) rule, which became effective in July 2021 and is designed to promote stable, longer-term funding of assets and business activities over a one-year
time horizon. Under the Tailoring Rules and NSFR rule, the Company and U.S. Bank National Association, as Category III banking organizations with less than $75 billion of weighted short-term wholesale funding, qualify for reduced LCR and NSFR requirements calibrated at 85 percent of the full requirements.

Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) provides a framework for regulation of depository institutions and their affiliates (including parent holding companies) by federal banking regulators. As part of that framework, the FDICIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to an FDIC-insured depository institution, such as U.S. Bank National Association, if that institution does not meet certain capital adequacy standards. Supervisory actions by the appropriate federal banking regulator under the “prompt corrective action” rules generally depend upon an institution’s classification within five capital categories. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The FDICIA also provides for enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution.
The regulations apply only to banks and not to BHCs such as the Company. However, the Federal Reserve is authorized to take appropriate action at the BHC level, based on the undercapitalized status of the BHC’s subsidiary banking institutions. In certain instances, relating to an undercapitalized bank, the BHC would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and could be liable for civil money damages for failure to fulfill those guarantee commitments.
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
Depositor Preference
Under federal law, in the event of the liquidation or other resolution of an insured depository institution, the claims of a receiver of the institution for administrative expense and the claims of holders of domestic deposit liabilities have priority over the claims of other unsecured creditors of the institution, including holders of publicly issued senior or subordinated debt and depositors in non-domestic
offices. As a result, those debtholders and depositors would be treated differently from, and could receive, if anything, substantially less than, the depositors in domestic offices of the depository institution.
Orderly Liquidation Authority
Upon the insolvency of a BHC, such as the Company, the FDIC may be appointed as conservator or receiver of the BHC if the Secretary of the Treasury determines (upon the written recommendation of the FDIC and the Federal Reserve and after consultation with the President of the United States) that certain conditions set forth in the Dodd-Frank Act regarding the potential impact on financial stability of a financial company’s failure have been met. FDIC rules set forth a comprehensive method for the receivership of a covered financial company. Acting as a conservator or receiver, the FDIC would have broad powers to transfer any assets or liabilities of a BHC without the approval of its creditors.
Resolution Plans
The Company is required by the Federal Reserve and the FDIC to submit a periodic plan for the rapid and orderly resolution of the Company and its significant legal entities in the event of future material financial distress or failure. If the Federal Reserve and the FDIC jointly determine that the resolution plan is not credible and such deficiencies are not cured in a timely manner, the regulators may jointly impose on the Company more stringent capital, leverage or liquidity requirements or restrictions on the Company’s growth, activities or operations. If the Company were to fail to address the deficiencies in its resolution plan when required, it could eventually be required to divest certain assets or operations. As a Category III banking organization, the Company is required to submit resolution plans on a triennial cycle (alternating between targeted and full submissions). In December, 2020, the Federal Reserve and the FDIC released targeted plan guidance and directed large foreign and domestic banks to file resolution plans including core elements of a firm’s resolution strategy as well as how each firm has integrated changes to and lessons learned from its response to
COVID-19
into its resolution planning process. The Company submitted its targeted resolution plan in December, 2021.
In addition, U.S. Bank National Association is required to file periodically a separate resolution plan with the FDIC that should enable the FDIC, as receiver, to resolve the institution under applicable receivership provisions of the Federal Deposit Insurance Act in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net present value return from the sale or disposition of its assets and minimizes the amount of any loss to the institution’s creditors. In June 2021, the FDIC issued a Statement on Resolution Plans for Insured Depository Institutions (the “FDIC Statement”). Among other things, the FDIC Statement establishes a three-year filing cycle for banks with $100 billion or more in total assets and provides details regarding the content that filers will be expected to prepare. The FDIC Statement also divides covered insured depository institutions (“IDIs”) into two groups for purposes of the timing of resolution plan submissions, with the first group consisting of IDIs for which the parent is not a United States
G-SIB
or “Category II” firm. Under this guidance, U.S. Bank National Association is in the first group.
Recovery Plans
The OCC has established enforceable guidelines for recovery planning by insured national banks with average total consolidated assets of $250 billion or more, including U.S. Bank National Association. The guidelines provide that a covered bank should develop and maintain a recovery plan that is appropriate for its individual risk profile, size, activities, and complexity, including the complexity of its organizational and legal entity structure. The guidelines state that a recovery plan should, among other elements, (i) establish triggers, which are quantitative or qualitative indicators of the risk or existence of severe stress that should always be escalated to management or the board of directors, as appropriate, for purposes of initiating a response; (ii) identify a wide range of credible options that a covered bank could undertake to restore financial and operational strength and viability; and (iii) address escalation procedures, management reports, and communication procedures. The board of U.S. Bank National Association reviewed and approved U.S. Bank National Association’s recovery plan pursuant to these guidelines in December 2021.
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
As implemented by federal banking and securities regulators and the Department of the Treasury, AML laws obligate depository institutions and broker-dealers to verify their customers’ identity, verify the identity of beneficial owners of legal entity customers, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. Sanctions laws prohibit United States persons and certain foreign affiliates from engaging in any transaction with a restricted person or restricted country. Depository institutions and broker-dealers are required by their respective federal regulators to maintain policies and procedures in order to ensure compliance with the above obligations. Federal regulators regularly examine BSA/Anti-Money Laundering (“AML”) and sanctions compliance programs to ensure their adequacy and effectiveness, and the frequency and extent of such examinations and related remedial actions have been increasing.
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
Community Reinvestment Act
U.S. Bank National Association is subject to the provisions of the CRA. Under the terms of the CRA, banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of their communities, including providing credit to individuals residing in low-
and moderate-income neighborhoods. The OCC assesses U.S. Bank National Association on its record in meeting the credit needs of the community served by that institution, including low-
and moderate-income neighborhoods. CRA assessments also are considered by the Federal Reserve or OCC when reviewing applications by banking institutions to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits, or to relocate an office. In the case of a BHC applying for approval to acquire a bank or other BHC, the Federal Reserve will assess the CRA records of each subsidiary depository institution of the applicant BHC, and those records may be the basis for denying the application. U.S. Bank National Association received an “Outstanding” CRA rating in its most recent examination, covering the period from January 1, 2012 through December 31, 2015.
In December 2021, the OCC issued a final rule (the “2021 CRA Rule”) to rescind the OCC’s May 2020 CRA rule (the “2020 CRA Rule”), which created a new CRA framework, and replace it with rules based on the 1995 CRA rules, as revised, that were issued jointly by the OCC, Federal Reserve and FDIC. Because many aspects of the 2020 CRA Rule had not yet been implemented and because of certain transition provisions in the 2021 CRA Rule, the Company does not expect the 2021 CRA Rule to have a significant effect on U.S. Bank National Association.
Regulation of Brokerage, Investment Advisory and Insurance Activities
The Company conducts a broad range of securities activities, both retail and institutional, in the United States through U.S. Bancorp Investments, Inc. and PFM Fund Distributors, Inc. (“broker-dealer entities”). These activities are subject to regulations of the SEC, the Financial Industry Regulatory Authority and other authorities, including state regulators. These regulations generally cover licensing of securities personnel, interactions with customers and counterparties, trading operations, customer suitability and communications. Securities regulators impose capital requirements on the Company’s broker-dealer entities and periodically review their sales practice and financial operations. In addition, the Company’s broker-dealer entities are members of the Securities Investor Protection Corporation, which oversees the liquidation of member broker-dealers that close when the broker-dealer is bankrupt or in financial trouble and imposes membership fee assessments and other reporting requirements on the broker-dealer entities.
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
In addition, the OCC’s rules concerning swap margin and capital requirements for swap dealers regulated by the OCC were fully phased-in
on September 1, 2021. These rules mandate the exchange of initial and variation margin for non-cleared
swaps and
non-cleared
security-based swaps between swap entities regulated by the five agencies and certain counterparties. The amount of margin will vary based on the relative risk of the non-cleared
swap or
non-cleared
security-based swap. Other rules, finalized by the banking regulators in June 2020, generally exempt inter-affiliate transactions from initial margin requirements to the extent a depository institution’s total exposure to all affiliates is less than 15 percent of its tier 1 capital.
The Volcker Rule
Section 13 of the BHC Act and its implementing regulations, commonly referred to as the “Volcker Rule,” prohibit banking entities from engaging in proprietary trading, and prohibit certain interests in, or relationships with, hedge funds or private equity funds. The Volcker Rule applies to the Company, U.S. Bank National Association and their affiliates, and compliance requirements are tailored based on the size and scope of trading activities. The Company has a Volcker Rule compliance program in place that covers all of its subsidiaries and affiliates, including U.S. Bank National Association.
Data Privacy and Cybersecurity
Federal and state law contains extensive consumer privacy and data protection provisions. The Gramm Leach-Bliley Act (“GLBA”) requires financial institutions to periodically disclose their privacy policies and practices relating to sharing nonpublic personal information and enables retail customers to opt out of the sharing of information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact the Company’s ability to share certain information with affiliates and non-affiliates
for marketing and/or
non-marketing
purposes, or to contact customers with marketing offers. The GLBA also requires financial institutions to implement a comprehensive information security program. Security and privacy policies and procedures for the protection of personal and confidential information are in effect across all the Company’s businesses and geographic locations.
Data privacy and data protection are areas of increasing state legislative focus, and several states have recently enacted consumer privacy laws that impose compliance obligations with respect to personal information. For example, the Company is subject to the California Consumer Protection Act of 2018 and its implementing regulations (collectively, the “CCPA”). The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the GLBA. The CCPA also provides residents of California (regardless of whether their information is covered under the GLBA exemption) with a limited private right of action against the unauthorized access and exfiltration, theft, or disclosure of certain types of personal information, including the right to seek statutory damages. In November 2020, voters in the State of California approved the California Privacy Rights Act (“CPRA”), a ballot measure that amends and supplements the CCPA by, among other things, expanding certain rights relating to personal information and its use, collection, and disclosure by covered businesses and expanding coverage to include employees, job applicants and business contacts who are residents of California. The key provisions of the CPRA will become effective on January 1, 2023. In addition, similar laws have been and may be adopted by other states where the Company does business, including the Colorado Privacy Act and the Virginia Consumer Data Protection Act, each of which were enacted in 2021. The Company has made and will make operational adjustments in accordance with the requirements of the CCPA and other state privacy laws. The federal government may also pass additional data privacy or data protection legislation. In addition, in the European Union (“EU”), privacy law is governed by the General Data Protection Regulation (“GDPR”), which is directly binding and applicable for each EU member state. The GDPR contains enhanced compliance obligations and increased penalties for non-compliance
compared to the prior law governing data privacy in the EU.
Like other lenders, U.S. Bank National Association and other subsidiaries of the Company use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (“FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of credit data between affiliates, and using affiliate credit data for marketing purposes. Similar state laws may impose additional requirements on the Company and its subsidiaries.
The federal banking regulators, as well as the SEC, CFTC, and related self-regulatory organizations, regularly issue guidance on cybersecurity that is intended to enhance cyber risk management among financial institutions. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if the institution or its critical service providers fall victim to a cyber-attack.
In November 2021, the United States federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a BHC, such as the Company, and a national bank, such as U.S. Bank National Association, are required to notify the Federal Reserve or OCC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector.
Consumer Protection
U.S. Bank National Association’s retail banking activities are subject to a variety of federal and state statutes and regulations designed to protect consumers. These laws and regulations require, among other things, disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and subject U.S. Bank National Association to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees, and may also result in significant reputational harm. U.S. Bank National Association’s regulators may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions and civil money penalties.
U.S. Bank National Association and its subsidiaries are subject to supervision and regulation by the CFPB with respect to federal consumer laws. The CFPB has undertaken numerous rule-making and other initiatives, including issuing informal guidance and taking enforcement actions against certain financial institutions. The CFPB’s rulemaking, examination and enforcement authority has affected and will continue to impact financial institutions that provide consumer financial products and services, including the Company, U.S. Bank National Association, and the Company’s other subsidiaries. These regulatory activities may limit the types of financial services and products the Company may offer, which in turn may reduce the Company’s revenues.
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

The following table identifies the closing date for each transaction, issuer, series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, Other Securities, if any, and applicable Covered Debt as of February 22, 2022, for those securities that remain outstanding.

Closing Date	Issuer	Capital Securities or Preferred Stock	Other Securities	Covered Debt
3/17/06	USB Capital IX and U.S. Bancorp	USB Capital IX’s $675,378,000 of 6.189% Fixed-to-Floating Rate Normal Income Trust Securities	U.S. Bancorp’s Series A Non-Cumulative Perpetual Preferred Stock	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)

3/27/06	U.S. Bancorp	U.S. Bancorp’s 40,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000 th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)

12/22/06	USB Realty Corp. (a) and U.S. Bancorp	USB Realty Corp.’s 4,500 shares of
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
Non-Cumulative
Perpetual Preferred Stock.

Available Information
U.S. Bancorp’s internet website can be found at www.usbank.com. U.S. Bancorp makes available free of charge on its website, by clicking on “About us” and then clicking on “Investor relations,” its annual reports on Form
10-K,
quarterly reports on Form
10-Q,
current reports on
Form 8-K,
and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as well as all other reports filed by U.S. Bancorp with the SEC as soon as reasonably practicable after electronically filed with, or furnished to, the SEC.
Additional Information
Additional information in response to this Item 1 can be found in the 2021 Annual Report on pages 56 to 60 under the heading “Line of Business Financial Review.” That information is incorporated into this report by reference.

Item 1A.	Risk Factors
Information in response to this Item 1A can be found in the 2021 Annual Report on pages 137 to 150 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases 7 freestanding operations centers in Cincinnati, Denver, Milwaukee, Minneapolis, Overland Park, Portland and St. Paul. The Company owns 9 principal operations centers in Cincinnati, Coeur d’Alene, Fargo, Milwaukee, Olathe, Owensboro, Portland, St. Louis and St. Paul. At December 31, 2021, the Company’s subsidiaries owned and operated a total of 1,244 facilities and leased an additional 1,498 facilities. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to the Company’s premises and equipment is presented in Note 9 of the Notes to Consolidated Financial Statements included in the 2021 Annual Report. That information is incorporated into this report by reference.

Item 3.	Legal Proceedings
Information in response to this Item 3 can be found in Note 23 of the Notes to Consolidated Financial Statements included in the 2021 Annual Report. That information is incorporated into this report by reference.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Due to continued economic uncertainty resulting from
COVID-19,
the Federal Reserve implemented measures beginning in the third quarter of 2020 and extending through the second quarter of 2021, restricting capital distributions of all large bank holding companies, including the Company. These restrictions limited the aggregate amount of common stock dividends and share repurchases to an amount that did not exceed the average net income of the four preceding calendar quarters. Based on the results of the December 2020 Federal Reserve Stress Test, the Company announced on December 22, 2020 that its Board of Directors had approved an authorization to repurchase $3.0 billion of its common stock beginning January 1, 2021, and repurchased $1.5 billion of its common stock during the first six months of 2021 under this program. The Company suspended all common stock repurchases at the beginning of the third quarter of 2021, except for those done exclusively in connection with its stock-based compensation programs, due to its recently announced pending acquisition of MUFG Union Bank’s core regional banking franchise. The Company does not expect to commence repurchasing its common stock again until the second half of 2022, or after the acquisition closes in order to build capital prior to the acquisition. The following table provides a detailed analysis of all shares repurchased by the Company or any affiliated purchaser during the fourth quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
October 1-31	155,223	(a)	$60.61	5,223	$1,462
November 1-30	66,654	(b)	57.46	6,654	1,462
December 1-31	395,604	(c)	57.11	305,604	1,444

Total	617,481	(d)	$58.03	317,481	$1,444

(a)
Includes 150,000 shares of common stock purchased, at an average price per share of $60.61, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

(b)
Includes 60,000 shares of common stock purchased, at an average price per share of $57.20, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

(c)
Includes 90,000 shares of common stock purchased, at an average price per share of $56.45, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

(d)
Includes 300,000 shares of common stock purchased, at an average price per share of $58.68, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

Additional Information
Additional information in response to this Item 5 can be found in the 2021 Annual Report on page 136 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited)” and in Item 12 of this report, under the heading “Equity Compensation Plan Information.” That information is incorporated into this report and this Item by reference.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information in response to this Item 7 can be found in the 2021 Annual Report on pages 22 to 60 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information in response to this Item 7A can be found in the 2021 Annual Report on pages 35 to 56 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.

Item 8.	Financial Statements and Supplementary Data
Information in response to this Item 8 can be found in the 2021 Annual Report on pages 65 to 136 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm,” “Report of Independent Registered Public Accounting Firm,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Comprehensive Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)” and “U.S. Bancorp Supplemental Financial Data (Unaudited)”. That information is incorporated into this report by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Information in response to this Item 9A can be found in the 2021 Annual Report on page 64 under the heading “Controls and Procedures” and on pages 65 and 68 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm.” That information is incorporated into this report by reference.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
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
Information About the Company’s Managing Committee
Andrew Cecere
Mr. Cecere is Chairman, President and Chief Executive Officer of U.S. Bancorp. Mr. Cecere, 61, has served as President of U.S. Bancorp since January 2016, Chief Executive Officer since April 2017 and Chairman since April 2018. He also served as Vice Chairman and Chief Operating Officer from January 2015 to January 2016 and was U.S. Bancorp’s Vice Chairman and Chief Financial Officer from February 2007 until January 2015. Until that time, he served as Vice Chairman, Wealth Management and Investment Services, of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from May 2000 through February 2001.
Elcio R.T. Barcelos
Mr. Barcelos is Senior Executive Vice President and Chief Human Resources Officer of U.S. Bancorp. Mr. Barcelos, 51, has served in this position since joining U.S. Bancorp in September 2020. From April 2018 until August 2020, he served as Senior Vice President and Chief People and Places Officer of the Federal National Mortgage Association (Fannie Mae), having served as Senior Vice President, Human Resources of the DXC Technology Company from April 2017 to March 2018. Previously, Mr. Barcelos served as Senior Vice President and Head of Human Resources for the Enterprise Services business of Hewlett Packard Enterprise Company from June 2015 to April 2017, and in other human resources senior leadership positions at Hewlett-Packard Company and Hewlett Packard Enterprise Company from July 2009 to June 2015. He previously served in various leadership roles at Wells Fargo and Bank of America.
James L. Chosy
Mr. Chosy is Senior Executive Vice President and General Counsel of U.S. Bancorp. Mr. Chosy, 58, has served in this position since March 2013. He also served as Corporate Secretary of U.S. Bancorp from March 2013 until April 2016. From 2001 to 2013, he served as the General Counsel and Secretary of Piper Jaffray Companies. From 1995 to 2001, Mr. Chosy was Vice President and Associate General Counsel of U.S. Bancorp, having also served as Assistant Secretary of U.S. Bancorp from 1995 through 2000 and as Secretary from 2000 until 2001.
Gregory G. Cunningham
Mr. Cunningham is Senior Executive Vice President and Chief Diversity Officer of U.S. Bancorp. Mr. Cunningham, 58, has served in this position since July 2020. From July 2019 until July 2020, he served as

Senior Vice President and Chief Diversity Officer of U.S. Bancorp, having served as Vice President of Customer Engagement of U.S. Bancorp from October 2015, when he joined U.S. Bancorp, until July 2019. Previously, Mr. Cunningham served in various roles in the marketing department of Target Corporation from January 1998 until March 2015.
Terrance R. Dolan
Mr. Dolan is Vice Chair and Chief Financial Officer of U.S. Bancorp. Mr. Dolan, 60, has served in this position since August 2016. From July 2010 to July 2016, he served as Vice Chair, Wealth Management and Investment Services, of U.S. Bancorp. From September 1998 to July 2010, Mr. Dolan served as U.S. Bancorp’s Controller. He additionally held the title of Executive Vice President from January 2002 until June 2010 and Senior Vice President from September 1998 until January 2002.
Gunjan Kedia
Ms. Kedia is Vice Chair, Wealth Management and Investment Services, of U.S. Bancorp. Ms. Kedia, 51, has served in this position since joining U.S. Bancorp in December 2016. From October 2008 until May 2016, she served as Executive Vice President of State Street Corporation where she led the core investment servicing business in North and South America and served as a member of State Street’s management committee, its senior most strategy and policy committee. Previously, Ms. Kedia was an Executive Vice President of global product management at Bank of New York Mellon from 2004 to 2008 and a Partner and associate at McKinsey from 1996 to 2004.
James B. Kelligrew
Mr. Kelligrew is Vice Chair, Corporate and Commercial Banking, of U.S. Bancorp. Mr. Kelligrew, 56, has served in this position since January 2016. From March 2014 until December 2015, he served as Executive Vice President, Fixed Income and Capital Markets, of U.S. Bancorp, having served as Executive Vice President, Credit Fixed Income, of U.S. Bancorp from May 2009 to March 2014. Prior to that time, he held various leadership positions with Wells Fargo Securities from 2003 to 2009.
Shailesh M. Kotwal
Mr. Kotwal is Vice Chair, Payment Services, of U.S. Bancorp. Mr. Kotwal, 57, has served in this position since joining U.S. Bancorp in March 2015. From July 2008 until May 2014, he served as Executive Vice President of TD Bank Group with responsibility for retail banking products and services and as Chair of its enterprise payments council. From 2006 until 2008, he served as President, International, of eFunds Corporation. Previously, Mr. Kotwal served in various leadership roles at American Express Company from 1989 until 2006, including responsibility for operations in North and South America, Europe and the Asia-Pacific regions.
Katherine B. Quinn
Ms. Quinn is Vice Chair and Chief Administrative Officer of U.S. Bancorp. Ms. Quinn, 57, has served in this position since April 2017. From September 2013 to April 2017, she served as Executive Vice President and Chief Strategy and Reputation Officer of U.S. Bancorp and has served on U.S. Bancorp’s Managing Committee since January 2015. From September 2010 until January 2013, she served as Chief Marketing Officer of WellPoint, Inc. (now known as Anthem, Inc.), having served as Head of Corporate Marketing of WellPoint from July 2005 until September 2010.
Jodi L. Richard
Ms. Richard is Vice Chair and Chief Risk Officer of U.S. Bancorp. Ms. Richard, 53, has served in this position since October 2018. She served as Executive Vice President and Chief Operational Risk Officer of U.S.

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
Mark G. Runkel
Mr. Runkel is Senior Executive Vice President and Chief Transformation Officer of U.S. Bancorp. Mr. Runkel, 45, has served in this position since August 2021. From December 2013 to August 2021, he served as Senior Executive Vice President and Chief Credit Officer. From February 2011 until December 2013, he served as Senior Vice President and Credit Risk Group Manager of U.S. Bancorp Retail and Payment Services Credit Risk Management, having served as Senior Vice President and Risk Manager of U.S. Bancorp Retail and Small Business Credit Risk Management from June 2009 until February 2011. From March 2005 until May 2009, he served as Vice President and Risk Manager of U.S. Bancorp.
Dominic V. Venturo
Mr. Venturo is Senior Executive Vice President and Chief Digital Officer of U.S. Bancorp. Mr. Venturo, 55, has served in this position since July 2020. From January 2015 until July 2020, he served as Executive Vice President and Chief Innovation Officer of U.S. Bancorp, having served as Senior Vice President and Chief Innovation Officer of U.S. Bancorp Payment Services from January 2010 until January 2015. From January 2007 to December 2009, Mr. Venturo served as Senior Vice President and Chief Innovation Officer of U.S. Bancorp Retail Payment Solutions. Prior to that time, he served as Senior Vice President and held product management positions in various U.S. Bancorp Payment Services business lines from December 1998 to December 2006.
Jeffry H. von Gillern
Mr. von Gillern is Vice Chair, Technology and Operations Services, of U.S. Bancorp. Mr. von Gillern, 56, has served in this position since July 2010. From April 2001, when he joined U.S. Bancorp, until July 2010, Mr. von Gillern served as Executive Vice President of U.S. Bancorp, additionally serving as Chief Information Officer from July 2007 until July 2010.
Timothy A. Welsh
Mr. Welsh is Vice Chair, Consumer and Business Banking, of U.S. Bancorp. Mr. Welsh, 56, has served in this position since March 2019. Prior to that, he served as Vice Chair, Consumer Banking Sales and Support since joining U.S. Bancorp in July 2017. From July 2006 until June 2017, he served as a Senior Partner at McKinsey & Company where he specialized in financial services and the consumer experience. Previously, Mr. Welsh served as a Partner at McKinsey from 1999 to 2006.
Additional Information
Additional information in response to this Item 10 can be found in the Proxy Statement under the headings “Proposal. 1 — Election of Directors,” “Corporate Governance — Committee Responsibilities” and “Corporate Governance — Committee Member Qualifications.” That information is incorporated into this report by reference.

Item 11.	Executive Compensation
Information in response to this Item 11 can be found in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation.” That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes information regarding the Company’s equity compensation plans in effect as of December 31, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders				24,064,520	(3)
Stock Options	3,890,131	(1)	$42.58
Restricted Stock Units and Performance-Based Restricted Stock Units	6,865,705	(2)	-

Equity Compensation Plans Not Approved by Security Holders	376,367	(4)	-	-

Total	11,132,203			24,064,520

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

(3)
The 24,064,520 shares of the Company’s common stock available for future issuance are reserved under the 2015 Plan. Future awards under the 2015 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock awards, or other stock-based awards.

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
The 376,367 shares included in the table assume that participants in the plans whose deferred compensation had been deemed to be invested in the Company’s common stock had elected to receive all of that deferred compensation in shares of the Company’s common stock on December 31, 2021. The U.S. Bank Executive Employees Deferred Compensation Plan (2005 Statement) and the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement) are the Company’s only deferred compensation plans under which compensation may currently be deferred.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
List of documents filed as part of this report
1. Financial Statements

•	Report of Management

•	Report of Independent Registered Public Accounting Firm on the Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

•	U.S. Bancorp Consolidated Balance Sheet as of December 31, 2021 and 2020

•	U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2021

•	U.S. Bancorp Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2021

•	U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2021

•	U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2021

•	Notes to Consolidated Financial Statements

•	U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)

•	U.S. Bancorp Supplemental Financial Data (Unaudited)
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

(1) 2.1	Share Purchase Agreement, dated as of September 21, 2021. Filed as Exhibit 2.1 to Form 8-K filed on September 24, 2021. *

3.1	Restated Certificate of Incorporation, as amended.

(1) 3.2	Amended and Restated Bylaws. Filed as Exhibit 3.1 to Form 8-K filed on April 20, 2021.

4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation
S-K,
copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.

4.2	Description of U.S. Bancorp’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

(1)(2) 10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

(1)(2) 10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.2	U.S. Bancorp Annual Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 16, 2019.

(1)(2) 10.3	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

(1)(2)(3) 10.4	U.S. Bank Non-Qualified Retirement Plan. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2020.

(1)(2) 10.5(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

(1)(2) 10.5(b)	2011 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.9(b) to Form 10-K for the year ended December 31, 2011.

(1)(2) 10.6(a)	U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 21, 2005.

(1)(2) 10.6(b)	First Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 1, 2009. Filed as Exhibit 10.2(b) to Form 8-K filed on January 7, 2009.

(1)(2) 10.6(c)	Second Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan effective as of January 1, 2010. Filed as Exhibit 10.13(c) to Form 10-K for the year ended December 31, 2010.

(1)(2) 10.6(d)	Third Amendment of U.S. Bancorp 2005 Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.10(d) to Form 10-K for the year ended December 31, 2011.

(1)(2) 10.7(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.

(1)(2) 10.7(b)	2011 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.11(b) to Form 10-K for the year ended December 31, 2011.

(1)(2) 10.8(a)	U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.

(1)(2) 10.8(b)	First Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan effective as of January 1, 2009. Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.

(1)(2) 10.8(c)	Second Amendment of U.S. Bancorp 2005 Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.12(c) to Form 10-K for the year ended December 31, 2011.

(1)(2) 10.9(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.

(1)(2) 10.9(b)	Form of Amendment to Director Restricted Stock Unit Award Agreements under U.S. Bancorp 2001 Stock Incentive Plan dated as of December 31, 2008. Filed as Exhibit 10.5(b) to Form 8-K filed on January 7, 2009.

(1)(2) 10.10	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 20, 2010.

(1)(2) 10.11	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved January 16, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on January 18, 2012.

(1)(2) 10.12	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved November 14, 2012) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on November 19, 2012.

(1)(2) 10.13	Form of Non-Qualified Stock Option Agreement for Executive Officers (as approved December 9, 2013) under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 8-K filed on December 13, 2013.

(1)(2) 10.14	Form of Non-Qualified Stock Option Agreement for Executive Officers under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2014. Filed as Exhibit 10.2 to Form 8-K filed on December 31, 2014.

(1)(2) 10.15	Form of 2007 Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-Q/A for the quarterly period ended September 30, 2007.

(1)(2) 10.16	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2008. Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009.

(1)(2) 10.17	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan to be used after December 31, 2013. Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2013.

(1)(2) 10.18	U.S. Bancorp 2015 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 23, 2015.

(1)(2) 10.19	Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.4 to Form 8-K filed on April 23, 2015.

(1)(2) 10.20	Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2017). Filed as Exhibit 10.44 to Form 10-K for the year ended December 31, 2016.

(1)(2) 10.21	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan (in use for grants made through 2016). Filed as Exhibit 10.2 to Form 8-K filed on April 23, 2015.

(1)(2) 10.22	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2017). Filed as Exhibit 10.42 to Form 10-K for the year ended December 31, 2016.

(1)(2) 10.23	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made during 2019). Filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2018.

(1)(2) 10.24	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made January 1, 2018 – June 30, 2018). Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2017.

(1)(2) 10.25	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made July 1, 2018 – December 31, 2019). Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2018.

(1)(2) 10.26	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made during 2020). Filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2019.

(1)(2) 10.27	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made during 2020). Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2019.

(1)(2) 10.28	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2021). Filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 2020.

(1)(2) 10.29	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2021). Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2020.

13	2021 Annual Report, pages 21 through 153.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Annual Report for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

(1)	Exhibit has been previously filed with the SEC and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.
(3)	Certain appendices have been omitted. The Company will furnish copies of any such appendix to the U.S. Securities and Exchange Commission upon its request.
*
The schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation
S-K.
The Company agrees to provide a copy of the omitted schedules and similar attachments on a supplemental basis to the U.S. Securities and Exchange Commission or its staff, if requested.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 22, 2022, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ A NDREW C ECERE
Andrew Cecere
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

/s/ A NDREW C ECERE
Andrew Cecere,
Chairman, President and Chief Executive Officer (principal executive officer)

/s/ T ERRANCE R. D OLAN
Terrance R. Dolan,
Vice Chair and Chief Financial Officer (principal financial officer)

/s/ L ISA R. S TARK
Lisa R. Stark,
Executive Vice President and Controller (principal accounting officer)

W ARNER L. B AXTER *
Warner L. Baxter, Director

D OROTHY J. B RIDGES *
Dorothy J. Bridges, Director

E LIZABETH L. B USE *
Elizabeth L. Buse, Director

K IMBERLY N. E LLISON -T AYLOR *
Kimberly N. Ellison-Taylor, Director

K IMBERLY J. H ARRIS *
Kimberly J. Harris, Director

R OLAND A. H ERNANDEZ *
Roland A. Hernandez, Director

O LIVIA F. K IRTLEY *
Olivia F. Kirtley, Director

Signature and Title

K AREN S. L YNCH *
Karen S. Lynch, Director

R ICHARD P. M C K ENNEY *
Richard P. McKenney, Director

Y USUF I. M EHDI *
Yusuf I. Mehdi, Director

J OHN P. W IEHOFF *
John P. Wiehoff, Director

S COTT W. W INE *
Scott W. Wine, Director

*	Andrew Cecere, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.
Dated: February 22, 2022

By:	/s/ A NDREW C ECERE
Andrew Cecere
Attorney-In-Fact