Form 10-Q
period 2022-03-31
US BANCORP \DE\
filed 2022-05-03
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(not applicable)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, $.01 par value per share	USB	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrA	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrH	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series K Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB Pr P	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series L Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrQ	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series M Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrR	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series O Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrS	New York Stock Exchange
0.850% Medium-Term Notes, Series X (Senior), due June 7, 2024	USB/24B	New York Stock Exchange

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
of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2022
Common Stock, $0.01 Par Value	1,485,740,142 shares

Table of Contents and
Form 10-Q
Cross Reference Index

U.S. Bancorp	1

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This quarterly report on
Form 10-Q
contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “projects,” “forecasts,” “intends,” “plans,” “goals,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” Forward-looking statements involve inherent risks and uncertainties, including the following risks and uncertainties and the risks and uncertainties more fully discussed in the section entitled “Risk Factors” of Exhibit 13 to U.S. Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2021, which could cause actual results to differ materially from those anticipated. The
COVID-19
pandemic is adversely affecting U.S. Bancorp, its customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on its business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions or turbulence in domestic or global financial markets could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities, reduce the availability of funding to certain financial institutions, lead to a tightening of credit, and increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices could affect U.S. Bancorp in substantial and unpredictable ways. U.S. Bancorp’s results could also be adversely affected by changes in interest rates; increases in unemployment rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of its investment securities; legal and regulatory developments; litigation; increased competition from both banks and non-banks;
civil unrest; the effects of climate change; changes in customer behavior and preferences; breaches in data security, including as a result of work-from-home arrangements; failures to safeguard personal information; the impacts of international hostilities or geopolitical events; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputation risk. In addition, U.S. Bancorp’s proposed acquisition of MUFG Union Bank presents risks and uncertainties, including, among others: the risk that the cost savings, any revenue synergies and other anticipated benefits of the proposed acquisition may not be realized or may take longer than anticipated to be realized; the risk that U.S. Bancorp’s business could be disrupted as a result of the announcement and pendency of the proposed acquisition and diversion of management’s attention from ongoing business operations and opportunities; the possibility that the proposed acquisition, including the integration of MUFG Union Bank, may be more costly or difficult to complete than anticipated; delays in closing the proposed acquisition; and the failure of required governmental approvals to be obtained or any other closing conditions in the definitive purchase agreement to be satisfied.
For discussion of these and other risks that may cause actual results to differ from those described in forward-looking statements, refer to U.S. Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2021, on file with the Securities and Exchange Commission, including the sections entitled “Corporate Risk Profile” and “Risk Factors” contained in Exhibit 13, and all subsequent filings with the Securities and Exchange Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934. In addition, factors other than these risks also could adversely affect U.S. Bancorp’s results, and the reader should not consider these risks to be a complete set of all potential risks or uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date hereof, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

2	U.S. Bancorp

Table 1	Selected Financial Data

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2022	2021	Percent Change
Condensed Income Statement
Net interest income	$3,173	$3,063	3.6%
Taxable-equivalent adjustment (a)	27	26	3.8
Net interest income (taxable-equivalent basis) (b)	3,200	3,089	3.6
Noninterest income	2,396	2,381	.6
Total net revenue	5,596	5,470	2.3
Noninterest expense	3,502	3,379	3.6
Provision for credit losses	112	(827)	*
Income before taxes	1,982	2,918	(32.1)
Income taxes and taxable-equivalent adjustment	424	633	(33.0)
Net income	1,558	2,285	(31.8)
Net (income) loss attributable to noncontrolling interests	(1)	(5)	80.0
Net income attributable to U.S. Bancorp	$1,557	$2,280	(31.7)
Net income applicable to U.S. Bancorp common shareholders	$1,466	$2,175	(32.6)
Per Common Share
Earnings per share	$.99	$1.45	(31.7)%
Diluted earnings per share	.99	1.45	(31.7)
Dividends declared per share	.46	.42	9.5
Book value per share (c)	29.87	30.53	(2.2)
Market value per share	53.15	55.31	(3.9)
Average common shares outstanding	1,485	1,502	(1.1)
Average diluted common shares outstanding	1,486	1,503	(1.1)
Financial Ratios
Return on average assets	1.09%	1.69%
Return on average common equity	12.7	19.0
Net interest margin (taxable-equivalent basis) (a)	2.44	2.50
Efficiency ratio (b)	62.8	62.1
Net charge-offs as a percent of average loans outstanding	.21	.31
Average Balances
Loans	$312,966	$293,989	6.5%
Loans held for sale	5,479	10,032	(45.4)
Investment securities (d)	174,762	145,520	20.1
Earning assets	529,837	497,711	6.5
Assets	577,402	548,734	5.2
Noninterest-bearing deposits	127,963	118,352	8.1
Deposits	454,176	426,364	6.5
Short-term borrowings	19,038	13,107	45.3
Long-term debt	32,972	39,463	(16.4)
Total U.S. Bancorp shareholders’ equity	53,466	52,729	1.4

	March 31, 2022	December 31, 2021
Period End Balances
Loans	$318,934	$312,028	2.2%
Investment securities	167,247	174,821	(4.3)
Assets	586,517	573,284	2.3
Deposits	461,546	456,083	1.2
Long-term debt	32,931	32,125	2.5
Total U.S. Bancorp shareholders’ equity	51,200	54,918	(6.8)
Asset Quality
Nonperforming assets	$811	$878	(7.6)%
Allowance for credit losses	6,105	6,155	(.8)
Allowance for credit losses as a percentage of period-end loans	1.91%	1.97%
Capital Ratios
Common equity tier 1 capital	9.8%	10.0%
Tier 1 capital	11.5	11.6
Total risk-based capital	13.4	13.4
Leverage	8.6	8.6
Total leverage exposure	7.0	6.9
Tangible common equity to tangible assets (b)	6.0	6.8
Tangible common equity to risk-weighted assets (b)	8.0	9.2
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (b)	9.5	9.6

*	Not meaningful
(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 30.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)
Excludes unrealized gains and losses on
available-for-sale
investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale
to
held-to-maturity.

U.S. Bancorp	3

Management’s Discussion and Analysis

OVERVIEW
Earnings Summary
U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.6 billion for the first quarter of 2022, or $0.99 per diluted common share, compared with $2.3 billion, or $1.45 per diluted common share, for the first quarter of 2021. Return on average assets and return on average common equity were 1.09 percent and 12.7 percent, respectively, for the first quarter of 2022, compared with 1.69 percent and 19.0 percent, respectively, for the first quarter of 2021.
Total net revenue for the first quarter of 2022 was $126 million (2.3 percent) higher than the first quarter of 2021, reflecting a 3.6 percent increase in net interest income and a 0.6 percent increase in noninterest income. The increase in net interest income from the first quarter of 2021 was primarily due to higher loan and investment securities balances and favorable deposit and funding mix due in part to higher noninterest-bearing deposits, partially offset by lower loan yields and changes in loan mix, as well as lower loan fees driven by the impact of loan forgiveness related to the Small Business Administration (“SBA”) Paycheck Protection Program in the first quarter of 2021. The noninterest income increase primarily reflected stronger payment services revenue, trust and investment management fees, deposit service charges and treasury management fees, mostly offset by lower mortgage banking revenue as refinancing activities decline, lower commercial products revenue related to capital markets activities and lower other noninterest income.
Noninterest expense in the first quarter of 2022 was $123 million (3.6 percent) higher than the first quarter of 2021, reflecting increases in compensation expense, professional services expense and marketing and business development expense.
The provision for credit losses for the first quarter of 2022 was $112 million, compared with a benefit of $827 million for the first quarter of 2021. The provision for credit losses in the first quarter of 2022 reflected the impact of improving credit quality, partially offset by loan growth and increasing economic uncertainty. The provision for credit losses for the first quarter of 2021 reflected a decrease in the allowance for credit losses as a result of improving economic conditions and credit quality. Net charge-offs in the first quarter of 2022 were $162 million, compared with $223 million in the first quarter of 2021. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Pending Acquisition
 In September 2021, the Company announced that it entered into a definitive agreement to acquire MUFG Union Bank’s core regional banking franchise from Mitsubishi UFJ Financial Group (“MUFG”), for an expected purchase price of approximately $8.0 billion, including $5.5 billion in cash and approximately 44 million shares of U.S. Bancorp common stock. The transaction excludes the purchase of MUFG Union Bank’s Global Corporate & Investment Bank, certain middle and back office functions, and other assets. MUFG Union Bank currently has approximately 300 branches in California, Washington and Oregon and is expected to add approximately $105 billion in total assets, $58 billion of loans and $90 billion of deposits to the Company’s consolidated balance sheet. Closing of the transaction is subject to customary closing conditions, including regulatory approvals which are not within the Company’s control. The Company expects to close the transaction approximately 45 days after being granted U.S. regulatory approvals. At this time, it is uncertain whether such approvals will be received in time to allow for closing to occur in the first half of 2022; however, the parties continue to make significant progress in planning for closing and integration while awaiting regulatory approvals.
STATEMENT OF INCOME ANALYSIS
Net Interest Income
 Net interest income, on a taxable-equivalent basis, was $3.2 billion in the first quarter of 2022, representing an increase of $111 million (3.6 percent) compared with the first quarter of 2021. The increase was primarily due to higher loan and investment securities balances and favorable deposit and funding mix due in part to higher noninterest-bearing deposits, partially offset by lower loan yields and changes in loan mix, as well as lower loan fees driven by the impact of loan forgiveness related to the SBA Paycheck Protection Program in the first quarter of 2021. Average earning assets were $32.1 billion (6.5 percent) higher than the first quarter of 2021, reflecting increases of $29.2 billion (20.1 percent) in investment securities and $19.0 billion (6.5 percent) in loans, partially offset by a decrease of $11.9 billion (28.6 percent) in interest-bearing deposits with banks. The net interest margin, on a taxable-equivalent basis, in the first quarter of 2022 was 2.44 percent, compared with 2.50 percent in the first quarter of 2021. The decrease in net interest margin from the first quarter of 2021 was primarily due to the mix of loans and lower loan spreads within fixed-rate portfolios, partially offset by favorable changes in funding mix and the yield curve. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.

4	U.S. Bancorp

Table 2	Noninterest Income

	Three Months Ended March 31
(Dollars in Millions)	2022	2021	Percent Change
Credit and debit card revenue	$338	$336	.6%
Corporate payment products revenue	158	126	25.4
Merchant processing services	363	318	14.2
Trust and investment management fees	500	444	12.6
Deposit service charges	177	161	9.9
Treasury management fees	156	147	6.1
Commercial products revenue	266	280	(5.0)
Mortgage banking revenue	200	299	(33.1)
Investment products fees	62	55	12.7
Securities gains (losses), net	18	25	(28.0)
Other	158	190	(16.8)
Total noninterest income	$2,396	$2,381	.6%

Average total loans in the first quarter of 2022 were $19.0 billion (6.5 percent) higher than the first quarter of 2021. The increase was primarily due to growth in commercial loans (11.4 percent), residential mortgages (3.0 percent) and other retail loans (8.8 percent). The increase in commercial loans was primarily due to higher utilization driven by working capital needs of corporate customers and slower payoffs given higher volatility in the capital markets, as well as core growth, partially offset by expected reductions related to the forgiveness of loans in the SBA Paycheck Protection Program. The increase in residential mortgages was driven by stronger on-balance
sheet loan activities and slower refinance activity. The increase in other retail loans was driven by auto and recreational vehicle lending during 2021, partially offset by lower home equity and second mortgages.
Average investment securities in the first quarter of 2022 were $29.2 billion (20.1 percent) higher than the first quarter of 2021, primarily due to purchases of mortgage-backed and U.S. Treasury securities, net of prepayments, sales and maturities.
Average total deposits for the first quarter of 2022 were $27.8 billion (6.5 percent) higher than the first quarter of 2021. Average total savings deposits for the first quarter of 2022 were $20.6 billion (7.3 percent) higher than the first quarter of 2021, driven by increases in Consumer and Business Banking, and Corporate and Commercial Banking balances, partially offset by a decrease in Wealth Management and Investment Services balances. Average noninterest-bearing deposits were $9.6 billion (8.1 percent) higher than the prior year, primarily due to higher Corporate and Commercial Banking, and Wealth Management and Investment Services balances. Average time deposits were $2.4 billion (8.8 percent) lower than the prior year, primarily driven by decreases in Consumer and Business Banking, and Wealth Management and Investment Services balances, partially offset by an increase in Corporate and Commercial Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Provision for Credit Losses
 The provision for credit losses was $112 million for the first quarter of 2022, compared with a benefit of $827 million for the first quarter of 2021. The provision for credit losses in the first quarter of 2022 reflected the impact of improving credit quality, partially offset by loan growth and increasing economic uncertainty associated with rising inflation and geopolitical tensions. The provision for credit losses in the first quarter of 2021 reflected the enactment of additional government stimulus programs and widespread vaccine availability, contributing to economic improvement during the period, which resulted in a significant decrease in the allowance for credit losses. Net charge-offs decreased $61 million (27.4 percent) in the first quarter of 2022, compared with the first quarter of 2021, reflecting improvement across most loan categories, associated with strong asset values and borrower liquidity. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income
 Noninterest income was $2.4 billion in the first quarter of 2022, representing an increase of $15 million (0.6 percent) compared with the first quarter of 2021. The increase from a year ago reflected strong payment services revenue, growth in trust and investment management fees, improving deposit service charges and higher treasury management fees, mostly offset by lower commercial products revenue, mortgage banking revenue and other noninterest income. Payment services revenue increased $79 million (10.1 percent) as corporate payment products revenue increased $32 million (25.4 percent) primarily due to higher sales volume, while merchant processing services revenue increased $45 million

U.S. Bancorp	5

Table 3	Noninterest Expense

	Three Months Ended March 31
(Dollars in Millions)	2022	2021	Percent Change
Compensation	$1,853	$1,803	2.8%
Employee benefits	396	384	3.1
Net occupancy and equipment	269	263	2.3
Professional services	114	98	16.3
Marketing and business development	80	48	66.7
Technology and communications	349	359	(2.8)
Postage, printing and supplies	72	69	4.3
Other intangibles	47	38	23.7
Other	322	317	1.6
Total noninterest expense	$3,502	$3,379	3.6%
Efficiency ratio (a)	62.8%	62.1%

(a)	See Non-GAAP Financial Measures beginning on page 30.

(14.2 percent) driven by higher sales volumes and merchant fees. Trust and investment management fees increased $56 million (12.6 percent) driven by business growth, favorable market conditions and activity related to the fourth quarter of 2021 acquisition of PFM Asset Management LLC (“PFM”), partially offset by higher fee waivers. Deposit service charges increased $16 million (9.9 percent) primarily due to higher customer spend activity, net of the impact of the elimination of certain consumer non-sufficient
funds fees in the first quarter of 2022. Treasury management fees increased $9 million (6.1 percent) primarily due to core growth given the continued recovery in the economy. Mortgage banking revenue decreased $99 million (33.1 percent) due to lower application volume, given declining refinance activities, and lower related gain on sale margins, partially offset by increases in mortgage servicing rights (“MSRs”) valuations, net of hedging activities, as well as higher performing loan sales. Commercial products revenue decreased $14 million (5.0 percent) primarily due to lower corporate bond fees and trading revenue within the capital markets business. Other noninterest income decreased $32 million (16.8 percent) driven by the impact of prior year asset sales and lower retail leasing end-of-term
residual gains in the first quarter of 2022.
Noninterest Expense
 Noninterest expense was $3.5 billion in the first quarter of 2022, representing an increase of $123 million (3.6 percent) over the first quarter of 2021. The increase from the prior year reflected higher compensation expense, professional services expense and marketing and business development expense. Compensation expense increased $50 million (2.8 percent) primarily due to merit increases and hiring to support business growth, partially offset by lower performance-based incentives. Professional services expense increased $16 million (16.3 percent) primarily due to an increase in business investment and related initiatives. Marketing and business development expense increased $32 million (66.7 percent) due to the timing of marketing campaigns as well as increased travel and entertainment.
Income Tax Expense
 The provision for income taxes was $397 million (an effective rate of 20.3 percent) for the first quarter of 2022, compared with $607 million (an effective rate of 21.0 percent) for the first quarter of 2021. For further information on income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans
 The Company’s loan portfolio was $318.9 billion at March 31, 2022, compared with $312.0 billion at December 31, 2021, an increase of $6.9 billion (2.2 percent). The increase was driven by higher commercial loans and residential mortgages, partially offset by lower credit card loans and other retail loans.
Commercial loans increased $5.4 billion (4.9 percent) at March 31, 2022, compared with December 31, 2021, due to higher utilization driven by working capital needs of corporate customers and slower payoffs given higher volatility in the capital markets, as well as core growth.
Residential mortgages held in the loan portfolio increased $2.0 billion (2.6 percent) at March 31, 2022, compared with December 31, 2021, due to stronger on-balance
sheet loan activities and slower refinance activity. Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Credit card loans decreased $337 million (1.5 percent) at March 31, 2022, compared with December 31, 2021, primarily the result of customers seasonally paying down balances.

6	U.S. Bancorp

Table 4	Investment Securities

	March 31, 2022				December 31, 2021
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)
Held-to-maturity
Mortgage-backed securities (a)	$43,654	$40,572	9.7	1.64%	$41,858	$41,812	7.4	1.45%
Total held-to-maturity	$43,654	$40,572	9.7	1.64%	$41,858	$41,812	7.4	1.45%
Available-for-sale
U.S. Treasury and agencies	$27,653	$26,350	7.2	1.83%	$36,648	$36,609	6.7	1.54%
Mortgage-backed securities (a)	91,277	86,955	7.3	1.80	85,394	85,564	4.9	1.58
Asset-backed securities (a)	4	7	4.1	2.00	62	66	5.2	1.53
Obligations of state and political subdivisions (b) (c)	10,701	10,274	9.5	3.64	10,130	10,717	6.6	3.67
Other	7	7	.1	2.07	7	7	3.4	2.07
Total available-for-sale	$129,642	$123,593	7.5	1.96%	$132,241	$132,963	5.5	1.73%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

Other retail loans decreased $336 million (0.5 percent) at March 31, 2022, compared with December 31, 2021, due to decreases in retail leasing balances and auto loans, partially offset by an increase in installment loans.
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
Loans Held for Sale
 Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $3.3 billion at March 31, 2022, compared with $7.8 billion at December 31, 2021. The decrease in loans held for sale was principally due to a lower level of mortgage loan closings in the first quarter of 2022, compared with the fourth quarter of 2021. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).
Investment Securities
 Investment securities totaled $167.2 billion at March 31, 2022, compared with $174.8 billion at December 31, 2021. The $7.6 billion (4.3 percent) decrease was primarily due to a $6.8 billion unfavorable change in net unrealized gains (losses) on available-for-sale
investment securities.
The Company’s
available-for-sale
investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At March 31, 2022, the Company’s net unrealized losses on available-for-sale
investment securities were $6.0 billion, compared with $722 million of net unrealized gains at December 31, 2021. The unfavorable change in net unrealized gains (losses) was primarily due to decreases in the fair value of mortgage-backed, U.S. Treasury and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale
investment securities totaled $6.3 billion at March 31, 2022, compared with $812 million at December 31, 2021. At March 31, 2022, the Company had no plans to sell securities with unrealized losses, and believes it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 4 and 15 in the Notes to Consolidated Financial Statements for further information on investment securities.

U.S. Bancorp	7

Deposits
 Total deposits were $461.5 billion at March 31, 2022, compared with $456.1 billion at December 31, 2021. The $5.5 billion (1.2 percent) increase in total deposits reflected increases in total savings deposits and time deposits, partially offset by a decrease in noninterest-bearing deposits. Money market deposit balances increased $3.7 billion (3.2 percent) at March 31, 2022, compared with December 31, 2021, primarily due to higher Corporate and Commercial Banking, and Wealth Management and Investment Services balances. Savings account balances increased $2.6 billion (4.0 percent), driven by higher Consumer and Business Banking balances. Interest checking balances increased $2.6 billion (2.2 percent), primarily due to higher Corporate and Commercial Banking, and Consumer and Business Banking balances, partially offset by a decrease in Wealth Management and Investment Services balances. Time deposits increased $1.6 billion (7.2 percent) at March 31, 2022, compared with December 31, 2021, driven by higher Corporate and Commercial Banking balances, partially offset by lower Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Noninterest-bearing deposits decreased $5.1 billion (3.8 percent) at March 31, 2022, compared with December 31, 2021, primarily due to lower Wealth Management and Investment Services balances.
Borrowings
 The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $21.0 billion at March 31, 2022, compared with $11.8 billion at December 31, 2021. The $9.2 billion (78.4 percent) increase in short-term borrowings was primarily due to an increase in short-term
Federal Home Loan Bank (“FHLB”) advances. Long-term debt was $32.9 billion at March 31, 2022, compared with $32.1 billion at December 31, 2021. The $806 million (2.5 percent) increase was primarily due to $2.1 billion of medium-term note issuances, partially offset by $1.0 billion of medium-term note repayments. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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
The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputation. Credit risk is the risk of loss associated with a change in the credit profile or the failure of a borrower or counterparty to meet its contractual obligations. Interest rate risk is the current or prospective risk to earnings and capital, or market valuations, arising from the impact of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale
securities, mortgage loans held for sale (“MLHFS”), MSRs and derivatives that are accounted for on a fair value basis. Liquidity risk is the risk that financial condition or overall safety and soundness is adversely affected by the Company’s inability, or perceived inability, to meet its cash flow obligations in a timely and complete manner in either normal or stressed conditions. Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, people (including human errors or misconduct), or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, financial losses, and reputational damage if it fails to adhere to compliance requirements and the Company’s compliance policies. Strategic risk is the risk to current or projected financial condition and resilience arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputation risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships or services, or continue serving existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, for a detailed discussion of these factors.
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

U.S. Bancorp	9

Committee considers quarterly reports by management assessing the Company’s performance relative to the risk appetite statements and the associated risk limits, including:
•	Macroeconomic environment and other qualitative considerations, such as regulatory and compliance changes, litigation developments, geopolitical events, and technology and cybersecurity;
•	Credit measures, including adversely rated and nonperforming loans, leveraged transactions, credit concentrations and lending limits;
•	Interest rate and market risk, including market value and net income simulation, and trading-related Value at Risk (“VaR”);
•	Liquidity risk, including funding projections under various stressed scenarios;
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
Credit Risk Management
 The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), collateral values, trends in loan performance and macroeconomic factors, such as changes in unemployment rates, gross domestic product levels and consumer bankruptcy filings. The Risk Management Committee oversees the Company’s credit risk management process.
In addition, credit quality ratings as defined by the Company are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal credit risk has been identified. Loans with a special mention or classified rating, including consumer lending and small business loans that are 90 days or more past due and still accruing, nonaccrual loans, those loans considered troubled debt restructurings (“TDRs”), and loans in a junior lien position that are current but are behind a first lien position on nonaccrual, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. Refer to Note 5 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021, for a more detailed discussion on credit risk management processes.
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
The commercial lending segment includes loans and leases made to small business, middle market, large corporate, commercial real estate, financial institution, non-profit
and public sector customers. Key risk characteristics relevant to commercial lending segment loans include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial flexibility, loan covenants, and nature of pledged collateral, if any, as well as macroeconomic factors such as unemployment rates, gross domestic product levels, corporate bond spreads and long-term interest rates. These risk characteristics, among others, are considered in determining estimates about the likelihood of default by the borrowers and the severity of loss in the event of default. The Company considers these risk characteristics in assigning internal risk ratings to, or forecasting losses on, these loans, which are the significant factors in determining the allowance for credit losses for loans in the commercial lending segment.
The consumer lending segment represents loans and leases made to consumer customers, including residential

10	U.S. Bancorp

mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off
portfolio. Home equity or second mortgage loans are junior lien closed-end
accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a
10-
or
15-year
fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a
10-
or
15-year
draw period during which a minimum payment is equivalent to the monthly interest, followed by a
20-
or
10-year
amortization period, respectively. At March 31, 2022, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates, consumer bankruptcy filings and other macroeconomic factors, customer payment history and credit scores, and in some cases, updated loan-to-value
(“LTV”) information reflecting current market conditions on real estate-based loans. These and other risk characteristics are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.
The Company further disaggregates its loan portfolio segments into various classes based on their underlying risk characteristics. The two classes within the commercial lending segment are commercial loans and commercial real estate loans. The three classes within the consumer lending segment are residential mortgages, credit card loans and other retail loans.
The Company’s consumer lending segment utilizes several distinct business processes and channels to originate consumer credit, including traditional branch lending, mobile and on-line
banking, indirect lending, alliance partnerships and correspondent banks. Each distinct underwriting and origination activity manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles.
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
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at March 31, 2022:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$4,097	$64,696	$68,793	87.6%
Over 80% through 90%	1	2,277	2,278	2.9
Over 90% through 100%	—	210	210	.3
Over 100%	—	63	63	.1
No LTV available	—	19	19	—
Loans purchased from GNMA mortgage pools (a)	—	7,124	7,124	9.1
Total (b)	$4,098	$74,389	$78,487	100.0%

(a)
Represents loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(b)	At March 31, 2022, approximately $399 million of residential mortgage balances were considered sub-prime.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$9,065	$681	$9,746	93.2%
Over 80% through 90%	340	215	555	5.3
Over 90% through 100%	38	21	59	.6
Over 100%	39	4	43	.4
No LTV/CLTV available	52	2	54	.5
Total (a)	$9,534	$923	$10,457	100.0%

(a)	At March 31, 2022, approximately $29 million of home equity and second mortgage balances were considered sub-prime.

U.S. Bancorp	11

Home equity and second mortgages were $10.5 billion at March 31, 2022, compared with $10.4 billion at December 31, 2021, and included $3.0 billion of home equity lines in a first lien position and $7.5 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at March 31, 2022, included approximately $2.7 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $4.8 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.
The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at March 31, 2022:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$2,644	$4,840	$7,484
Percent 30—89 days past due	.43%	.33%	.36%
Percent 90 days or more past due	.10%	.09%	.09%
Weighted-average CLTV	59%	57%	58%
Weighted-average credit score	782	783	783
See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.
Loan Delinquencies
Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. Accruing loans 90 days or more past due totaled $450 million at March 31, 2022, compared with $472 million at December 31, 2021. These balances exclude loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off
timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.14 percent at March 31, 2022 compared with 0.15 percent at December 31, 2021.

12	U.S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	March 31, 2022	December 31, 2021
Commercial
Commercial	.07%	.05%
Lease financing	—	—
Total commercial	.06	.04
Commercial Real Estate
Commercial mortgages	—	—
Construction and development	.01	.10
Total commercial real estate	—	.03
Residential Mortgages (a)	.18	.24
Credit Card	.74	.73
Other Retail
Retail leasing	.03	.04
Home equity and second mortgages	.42	.35
Other	.05	.06
Total other retail	.11	.11
Total loans	.14%	.15%

90 days or more past due including nonperforming loans	March 31, 2022	December 31, 2021
Commercial	.21%	.20%
Commercial real estate	.55	.76
Residential mortgages (a)	.45	.53
Credit card	.74	.73
Other retail	.37	.35
Total loans	.38%	.42%

(a)
Delinquent loan ratios exclude $1.3 billion at March 31, 2022, and $1.5 billion at December 31, 2021, of loans purchased from GNMA mortgage pools whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 2.08 percent at March 31, 2022, and 2.43 percent at December 31, 2021.

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Residential Mortgages (a)
30-89 days	$105	$124	.13%	.15%
90 days or more	140	181	.18	.24
Nonperforming	214	226	.27	.30
Total	$459	$531	.58%	.69%
Credit Card
30-89 days	$194	$193	.88%	.86%
90 days or more	165	165	.74	.73
Nonperforming	—	—	—	—
Total	$359	$358	1.62%	1.59%
Other Retail
Retail Leasing
30-89 days	$27	$29	.39%	.40%
90 days or more	2	3	.03	.04
Nonperforming	10	10	.14	.14
Total	$39	$42	.56%	.58%
Home Equity and Second Mortgages
30-89 days	$41	$55	.40%	.53%
90 days or more	44	37	.42	.35
Nonperforming	129	116	1.23	1.11
Total	$214	$208	2.05%	1.99%
Other (b)
30-89 days	$169	$191	.38%	.43%
90 days or more	22	26	.05	.06
Nonperforming	22	24	.05	.05
Total	$213	$241	.48%	.54%

(a)
Excludes $662 million of loans
30-89
days past due and $1.3 billion of loans 90 days or more past due at March 31, 2022, purchased from GNMA mortgage pools that continue to accrue interest, compared with $791 million and $1.5 billion at December 31, 2021, respectively.

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
Troubled Debt Restructurings
Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At March 31, 2022 and December 31, 2021, performing TDRs were $3.1 billion.
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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At March 31, 2022 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$137	5.3%	2.2%	$76	(a)	$213
Commercial real estate	86	2.0	—	145	(b)	231
Residential mortgages	1,521	3.3	3.5	116		1,637	(d)
Credit card	243	11.8	5.6	—		243
Other retail	179	9.4	4.8	39	(c)	218	(e)
TDRs, excluding loans purchased from GNMA mortgage pools	2,166	4.9	3.6	376		2,542
Loans purchased from GNMA mortgage pools (g)	978	—	—	—		978	(f)
Total	$3,144	3.4%	2.5%	$376		$3,520

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
(d)
Includes $222 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $21 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(e)
Includes $65 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $14 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(f)
Includes $165 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $132 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(g)
Approximately 9.6 percent and 34.9 percent of the total TDR loans purchased from GNMA mortgage pools are
30-89
days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

14	U.S. Bancorp

Short-term and Other Loan Modifications
The Company makes short-term and other modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships, including previously offering payment relief to borrowers that have experienced financial hardship resulting directly from the effects of the
COVID-19
pandemic. Short-term consumer lending modification programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed.
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
At March 31, 2022, total nonperforming assets were $811 million, compared to $878 million at December 31, 2021. The $67 million (7.6 percent) decrease in nonperforming assets was driven by a decrease in nonperforming commercial real estate loans. The ratio of total nonperforming assets to total loans and other real estate was 0.25 percent at March 31, 2022, compared with 0.28 percent at December 31, 2021.
OREO was $23 million at March 31, 2022, compared with $22 million at December 31, 2021, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	March 31, 2022	December 31, 2021
Commercial
Commercial	$139	$139
Lease financing	35	35
Total commercial	174	174
Commercial Real Estate
Commercial mortgages	178	213
Construction and development	38	71
Total commercial real estate	216	284
Residential Mortgages (b)	214	226
Credit Card	—	—
Other Retail
Retail leasing	10	10
Home equity and second mortgages	129	116
Other	22	24
Total other retail	161	150
Total nonperforming loans (1)	765	834
Other Real Estate (c)	23	22
Other Assets	23	22
Total nonperforming assets	$811	$878
Accruing loans 90 days or more past due (b)	$450	$472
Period-end loans (2)	$318,934	$312,028
Nonperforming loans to total loans (1)/(2)	.24%	.27%
Nonperforming assets to total loans plus other real estate (c)	.25%	.28%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2021	$461	$417	$878
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	92	58	150
Advances on loans	4	—	4
Total additions	96	58	154
Reductions in nonperforming assets
Paydowns, payoffs	(134)	(15)	(149)
Net sales	—	(4)	(4)
Return to performing status	(9)	(35)	(44)
Charge-offs (d)	(21)	(3)	(24)
Total reductions	(164)	(57)	(221)
Net additions to (reductions in) nonperforming assets	(68)	1	(67)
Balance March 31, 2022	$393	$418	$811

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)
Excludes $1.3 billion at March 31, 2022, and $1.5 billion at December 31, 2021, of loans purchased from GNMA mortgage pools that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)
Foreclosed GNMA loans of $27 million at March 31, 2022, and $22 million at December 31, 2021, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31
	2022			2021
	Average			Average
	Loan	Net		Loan	Net
(Dollars in Millions)	Balance	Charge-offs	Percent	Balance	Charge-offs	Percent
Commercial
Commercial	$107,819	$26	.10%	$96,757	$52	.22%
Lease financing	5,003	6	.49	5,334	4	.30
Total commercial	112,822	32	.12	102,091	56	.22
Commercial real estate
Commercial mortgages	28,826	—	—	27,968	(12)	(.17)
Construction	10,258	(5)	(.20)	10,818	5	.19
Total commercial real estate	39,084	(5)	(.05)	38,786	(7)	(.07)
Residential mortgages	77,449	(6)	(.03)	75,201	(5)	(.03)
Credit card	21,842	112	2.08	21,144	144	2.76
Other retail
Retail leasing	7,110	1	.06	7,975	1	.05
Home equity and second mortgages	10,394	(2)	(.08)	12,062	(2)	(.07)
Other	44,265	30	.27	36,730	36	.40
Total other retail	61,769	29	.19	56,767	35	.25
Total loans	$312,966	$162	.21%	$293,989	$223	.31%

Analysis of Loan Net Charge-Offs
 Total loan net charge-offs were $162 million for the first quarter of 2022, compared with $223 million for the first quarter of 2021. The $61 million (27.4 percent) decrease in net charge-offs reflected improvement across most loan categories, associated with borrower liquidity and strong asset prices in the market that support repayment and recovery on problem loans. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2022 was 0.21 percent, compared with 0.31 percent for the first quarter of 2021.
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
Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which includes increasing consideration of historical loss experience over years two and three. These economic scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining life of the portfolio. The economic scenarios are updated at least quarterly and are designed to provide a range of reasonable estimates from better to worse than current expectations. Scenarios are weighted based on the Company’s expectation of economic conditions for the foreseeable future and reflect significant judgment and consideration of economic forecast uncertainty. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include, but are not limited to, loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions.
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
The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include, but are not limited to, macroeconomic variables such as unemployment rates, real estate prices, gross domestic product levels and corporate bond spreads, as well as loan and borrower characteristics, such as internal risk ratings on commercial loans and consumer credit scores, delinquency status, collateral type and available valuation information, consideration of end-of-term
losses on lease residuals, and the remaining

U.S. Bancorp	17

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
The allowance recorded for individually evaluated loans greater than $5 million in the commercial lending segment is based on an analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans as appropriate. For commercial TDRs individually evaluated for impairment, attributes of the borrower are the primary factors in determining the allowance for credit losses. For smaller commercial loans collectively evaluated for impairment, historical loss experience is also incorporated into the allowance methodology applied to this category of loans.
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
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At March 31, 2022, the Company serviced the first lien on 35 percent of the home equity loans and lines in a junior lien position. The Company also considers the status of first lien mortgage accounts reported on customer credit bureau files when the first lien is not serviced by the Company. Regardless of whether the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $205 million or 2.0 percent of its total home equity portfolio at March 31, 2022, represented non-delinquent
junior liens where the first lien was delinquent or modified.
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
When a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered purchased with more than insignificant credit deterioration. An allowance is established for each population and considers product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status and refreshed LTV ratios when possible. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company did not have a material amount of PCD loans included in its loan portfolio at March 31, 2022.
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

18	U.S. Bancorp

Although the Company determined the amount of each element of the allowance separately and considers this process to be an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses can vary significantly from the estimated amounts.
At March 31, 2022, the allowance for credit losses was $6.1 billion (1.91 percent of period-end
loans), compared with an allowance of $6.2 billion (1.97 percent of period-end
loans) at December 31, 2021. The ratio of the allowance for credit losses to nonperforming loans was 798 percent at March 31, 2022, compared with 738 percent at December 31, 2021. The ratio of the allowance for credit losses to annualized loan net charge-offs was 929 percent at March 31, 2022, compared with 902 percent of full year 2021 net charge-offs at December 31, 2021.
The decrease in the allowance for credit losses of $50 million (0.8 percent) at March 31, 2022, compared with December 31, 2021, was driven by continued strong credit quality, partially offset by loan growth and increasing economic uncertainty. Economic uncertainty remains high associated with supply chain and rising inflationary concerns, market volatility, rising oil prices resulting from the Russia-Ukraine conflict and additional virus variants. In addition to these factors, expected loss estimates consider various factors including customer specific information impacting changes in risk ratings, projected delinquencies and the detrimental effects of inflationary pressures and rising interest rates which impact borrowers’ liquidity and ability to repay.
Economic conditions considered in estimating the allowance for credit losses at March 31, 2022 included changes in projected gross domestic product and unemployment levels. These factors are evaluated through a combination of quantitative calculations using economic scenarios and qualitative assessments that consider the high degree of economic uncertainty in the current environment.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
United States unemployment rate for the three months ending (a)
March 31, 2022	3.9%	3.9%
June 30, 2022	3.7	3.6
December 31, 2022	3.5	3.5
United States real gross domestic product for the three months ending (b)
March 31, 2022	4.1%	5.2%
June 30, 2022	3.7	4.4
December 31, 2022	2.7	3.4

(a)	Reflects quarterly average of forecasted reported United States unemployment rate.
(b)	Reflects year-over-year growth rates.
Baseline economic forecasts are used in combination with alternative scenarios and historical loss experience as is considered reasonable and supportable to inform the Company’s allowance for credit losses.
The allowance for credit losses related to commercial lending segment loans decreased $62 million during the first quarter of 2022, primarily due to portfolio credit quality that reflected further return of economic activity in certain industry sectors affected by the
COVID-19
pandemic, partially offset by the impact of loan growth and rising economic uncertainty.
The allowance for credit losses related to consumer lending segment loans increased $12 million during the first quarter of 2022, mainly due to loan growth and rising economic uncertainty.

U.S. Bancorp	19

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended
	March 31
(Dollars in Millions)	2022	2021
Balance at beginning of period	$6,155	$8,010
Charge-Offs
Commercial
Commercial	47	80
Lease financing	8	6
Total commercial	55	86
Commercial real estate
Commercial mortgages	—	5
Construction and development	1	5
Total commercial real estate	1	10
Residential mortgages	5	5
Credit card	158	190
Other retail
Retail leasing	5	11
Home equity and second mortgages	3	4
Other	53	68
Total other retail	61	83
Total charge-offs	280	374
Recoveries
Commercial
Commercial	21	28
Lease financing	2	2
Total commercial	23	30
Commercial real estate
Commercial mortgages	—	17
Construction and development	6	—
Total commercial real estate	6	17
Residential mortgages	11	10
Credit card	46	46
Other retail
Retail leasing	4	10
Home equity and second mortgages	5	6
Other	23	32
Total other retail	32	48
Total recoveries	118	151
Net Charge-Offs
Commercial
Commercial	26	52
Lease financing	6	4
Total commercial	32	56
Commercial real estate
Commercial mortgages	—	(12)
Construction and development	(5)	5
Total commercial real estate	(5)	(7)
Residential mortgages	(6)	(5)
Credit card	112	144
Other retail
Retail leasing	1	1
Home equity and second mortgages	(2)	(2)
Other	30	36
Total other retail	29	35
Total net charge-offs	162	223
Provision for credit losses	112	(827)
Balance at end of period	$6,105	$6,960
Components
Allowance for loan losses	$5,664	$6,343
Liability for unfunded credit commitments	441	617
Total allowance for credit losses (1)	$6,105	$6,960
Period-end loans (2)	$318,934	$294,427
Nonperforming loans (3)	765	1,128
Allowance for Credit Losses as a Percentage of
Period-end loans (1)/(2)	1.91%	2.36%
Nonperforming loans (1)/(3)	798	617
Nonperforming and accruing loans 90 days or more past due	502	434
Nonperforming assets	753	579
Annualized net charge-offs	929	770

20	U.S. Bancorp

Residual Value Risk Management
 The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2022, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2021. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021, for further discussion on residual value risk management.
Operational Risk Management
 The Company operates in many different businesses in diverse markets and relies on the ability of its employees and systems to process a high number of transactions. Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities, including those additional or increased risks created by economic and financial disruptions. The Company maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom it does business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021, for further discussion on operational risk management.
Compliance Risk Management
 The Company may suffer legal or regulatory sanctions, material financial loss, or damage to its reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct, including those related to compliance with Bank Secrecy Act/anti-money laundering requirements, sanctions compliance requirements as administered by the Office of Foreign Assets Control, consumer protection and other requirements. The Company has controls and processes in place for the assessment, identification, monitoring, management and reporting of compliance risks and issues including those created or increased by economic and financial disruptions. Refer to “Management’s Discussion and Analysis — Compliance Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021, for further discussion on compliance risk management.
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
Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. While the Company utilizes models and assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. Net interest income sensitivities reflect the impact of current market expectations for interest rates,

U.S. Bancorp	21

Table 9	Sensitivity of Net Interest Income

	March 31, 2022				December 31, 2021
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(2.47)%	2.15%	*	3.31%	(3.77)%	3.09%	*	5.39%
*	Given the level of interest rates, downward rate scenario is not computed.

driving an increase in baseline projected net interest income. As market expectations are reflected in projected results, incremental interest rate sensitivity declines on a percentage basis.
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
Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At March 31, 2022, the Company had $3.9 billion of forward commitments to sell, hedging $1.4 billion of MLHFS and $3.3 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.
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
LIBOR Transition
 In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. In March 2021, the FCA and the administrator of LIBOR announced that, with respect to the most commonly used tenors of United States Dollar LIBOR, LIBOR will no longer be published on a representative basis after June 30, 2023. The publication of all other tenors of United States Dollar LIBOR ceased to be

22	U.S. Bancorp

provided or ceased to be representative after December 31, 2021. The Company holds financial instruments impacted by the discontinuance of LIBOR, including certain loans, investment securities, derivatives, borrowings and other financial instruments that use LIBOR as the benchmark rate. The Company also provides various services to customers in its capacities as trustee and servicer, which involve financial instruments that will be similarly impacted by the discontinuance of LIBOR.
The Company has transitioned financial instruments associated to LIBOR currencies and tenors that ceased or became nonrepresentative on December 31, 2021 to alternative reference rates, with limited exceptions. The Company also anticipates that additional financial instruments associated to the remaining United States Dollar LIBOR tenors will require transition to a new reference rate by June 30, 2023. The Company is currently assessing the applicability and scope of the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), which was enacted on March 15, 2022. The LIBOR Act establishes a process for replacing LIBOR on existing LIBOR contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate by providing that a benchmark replacement identified by the Federal Reserve Board that is based on the Secured Overnight Financing Rate (“SOFR”) will replace LIBOR as the benchmark for such contracts. The final implementation of the LIBOR Act currently remains uncertain, as the Federal Reserve has 180 days after its enactment to issue any regulations that are necessary for its administration.
In order to facilitate the transition process, the Company has instituted a LIBOR Transition Office and commenced an enterprise-wide project to identify, assess, monitor and mitigate risks associated with the expected discontinuance or unavailability of LIBOR, actively engage with industry working groups and regulators, achieve operational readiness for the use of alternative reference rates and engage impacted customers to remediate and transition impacted instruments. The Company has also invested in updating its systems, models, procedures and internal infrastructure as part of the transition program. Additionally, in alignment with guidance from United States banking agencies and the FCA, the Company has ceased the use of LIBOR as a reference rate in new contracts, with limited exceptions, and continues to increase the usage of alternative reference rates such as SOFR. The Company has also adopted industry best practice guidelines for fallback language for new transactions, converted its cleared interest rate swaps discounting to SOFR discounting, and distributed communications related to the transition to certain impacted parties, both inside and outside the Company. Refer to “Risk Factors” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021, for further discussion on potential risks that could adversely affect the Company’s financial results as a result of the LIBOR transition.
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

U.S. Bancorp	23

The average, high, low and
period-end
one-day
VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2022	2021
Average	$2	$3
High	2	4
Low	1	1
Period-end	2	2
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the three months ended March 31, 2022 and 2021. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year
look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and
period-end
one-day
Stressed VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2022	2021
Average	$7	$7
High	8	9
Low	6	5
Period-end	7	9
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
one-year
look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Three Months Ended March 31 (Dollars in Millions)	2022	2021
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$2	$12
High	5	19
Low	1	7
Mortgage Servicing Rights and Related Hedges
Average	$6	$5
High	13	11
Low	3	2
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
The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance
sheet and
off-balance
sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at the Federal Reserve Bank’s Discount Window. At March 31, 2022, the fair value of unencumbered investment securities totaled $143.2 billion, compared with $144.0 billion at December 31, 2021. Refer to Note 4 of the Notes to Consolidated Financial Statements and “Balance Sheet

24	U.S. Bancorp

Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At March 31, 2022, the Company could have borrowed a total of an additional $96.3 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost
funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $461.5 billion at March 31, 2022, compared with $456.1 billion at December 31, 2021. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $32.9 billion at March 31, 2022, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $21.0 billion at March 31, 2022, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At March 31, 2022, parent company long-term debt outstanding was $19.8 billion, compared with $18.9 billion at December 31, 2021. The increase was primarily due to $2.1 billion of medium-term note issuances, partially offset by $1.0 billion of medium-term note repayments. As of March 31, 2022, there was $1.3 billion of parent company debt scheduled to mature in the remainder of 2022.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a
30-day
stressed period. At March 31, 2022, the Company was compliant with this requirement.
The Company is also subject to a regulatory Net Stable Funding Ratio (“NSFR”) requirement which requires banks to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year
time horizon. At March 31, 2022, the Company was compliant with this requirement.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021, for further discussion on liquidity risk management.
European Exposures
The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for the three months ended March 31, 2022. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At March 31, 2022, the Company had an aggregate amount on deposit with European banks of approximately $8.3 billion, predominately with the Central Bank of Ireland and Bank of England.
In addition, the Company provides financing to domestic multinational corporations that generate revenue from customers in European countries, transacts with various European banks as counterparties to certain derivative-related activities, and through a subsidiary, manages money market funds that hold certain investments in European sovereign debt. Any deterioration in economic conditions in Europe, including the impacts resulting from the Russia-Ukraine conflict, is not expected to have a significant effect on the Company related to these activities.
Commitments, Contingent Liabilities and Other Contractual Obligations
 The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, with unrelated or consolidated entities, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements or provide market risk support. These arrangements include commitments to extend credit, letters of credit and various forms of guarantees. Refer to Note 16 of the Notes to Consolidated Financial Statements for further information on guarantees and contingent liabilities. These arrangements also include any obligation related to a variable interest held in an unconsolidated entity that provides financing, liquidity, credit enhancement or market risk support. Refer to Note 6 of the Notes to Consolidated Financial Statements for further information related to the Company’s interests in variable interest entities.

U.S. Bancorp	25

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2022	December 31, 2021
Basel III standardized approach:
Common equity tier 1 capital	$41,950	$41,701
Tier 1 capital	49,198	48,516
Total risk-based capital	57,403	56,250
Risk-weighted assets	427,174	418,571

Common equity tier 1 capital as a percent of risk-weighted assets	9.8%	10.0%
Tier 1 capital as a percent of risk-weighted assets	11.5	11.6
Total risk-based capital as a percent of risk-weighted assets	13.4	13.4
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.6	8.6
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.0	6.9

Capital Management
 The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2022, the Company began to phase into its regulatory capital requirements the cumulative deferred impact of its 2020 adoption of the accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology plus 25 percent of its quarterly credit reserve increases over the past two years. This cumulative deferred impact will be phased into the Company’s regulatory capital over the next three years, culminating with a fully phased in regulatory capital calculation beginning in 2025. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at March 31, 2022 and December 31, 2021. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the CECL methodology under the standardized approach, was 6.0 percent and 8.0 percent, respectively, at March 31, 2022, compared with 6.8 percent and 9.2 percent, respectively, at December 31, 2021. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology was 9.5 percent at March 31, 2022, compared with 9.6 percent at December 31, 2021. Refer to
“Non-GAAP
Financial Measures” beginning on page 30 for further information on these other capital ratios.
Total U.S. Bancorp shareholders’ equity was $51.2 billion at March 31, 2022, compared with $54.9 billion at December 31, 2021. The decrease was primarily the result of changes in unrealized gains and losses on available-for-sale
investment securities included in other comprehensive income (loss) and dividends, partially offset by corporate earnings and the issuance of preferred stock.
The Company announced on December 22, 2020 that its Board of Directors had approved an authorization to repurchase $3.0 billion of its common stock beginning January 1, 2021, and repurchased $1.5 billion of its common stock during the first six months of 2021 under this program. The Company suspended all common stock repurchases at the beginning of the third quarter of 2021, except for those done exclusively in connection with its stock-based compensation programs, due to its pending acquisition of MUFG Union Bank’s core regional banking franchise. The Company expects to operate at a common equity tier 1 capital ratio between its target ratio of 8.5 percent and 9.0 percent after closing of the acquisition. The Company does not expect to commence repurchasing its common stock until after the acquisition closes and its common equity tier 1 capital ratio approximates 9.0 percent.
The following table provides a detailed analysis of all shares purchased by the Company or any affiliated purchaser during the first quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
January	208,269	(a)	$56.22	8,269	$1,444
February	620,109		58.98	620,109	1,407
March	412,339	(b)	55.54	312,339	1,390
Total	1,240,717	(c)	$57.37	940,717	$1,390

(a)
Includes 200,000 shares of common stock purchased, at an average price per share of $56.24, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

(b)
Includes 100,000 shares of common stock purchased, at an average price per share of $56.46, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

(c)
Includes 300,000 shares of common stock purchased, at an average price per share of $56.31, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

26	U.S. Bancorp

The Company will continue to monitor its capital position and may adjust its capital distributions based on economic conditions and its financial performance. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and will align with regulatory requirements.
Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021, for further discussion on capital management.
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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2022, certain organization and methodology changes were made and, accordingly, 2021 results were restated and presented on a comparable basis.
Corporate and Commercial Banking
Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit
and public sector clients. Corporate and Commercial Banking contributed $418 million of the Company’s net income in the first quarter of 2022, or a decrease of $51 million (10.9 percent) compared with the first quarter of 2021.
Net revenue decreased $7 million (0.7 percent) in the first quarter of 2022, compared with the first quarter of 2021. Noninterest income decreased $23 million (8.6 percent) in the first quarter of 2022, compared with the first quarter of 2021, primarily due to lower corporate bond fees and trading revenue within the capital markets business, partially offset by stronger treasury management fees due to core growth driven by the economic recovery. Net interest income, on a taxable-equivalent basis, increased $16 million (2.2 percent) in the first quarter of 2022, compared with the first quarter of 2021. The increase was primarily due to higher loan and deposit balances, partially offset by the impact of loan mix and related yields as well as unfavorable changes in deposit rates.
Noninterest expense increased $10 million (2.4 percent) in the first quarter of 2022, compared with the first quarter of 2021, primarily due to an increase in net shared services expense driven by investment in infrastructure and technology development as well as higher compensation expense primarily due to merit increases and hiring to support business growth, partially offset by lower performance-based incentives related to capital markets activity. The provision for credit losses increased $51 million in the first quarter of 2022, compared with the first quarter of 2021, primarily due to loan loss provisions supporting stronger growth in loan balances, partially offset by improving portfolio credit quality.
Consumer and Business Banking
 Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line
services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $393 million of the Company’s net income in the first quarter of 2022, or a decrease of $182 million (31.7 percent) compared with the first quarter of 2021.
Net revenue decreased $96 million (4.6 percent) in the first quarter of 2022, compared with the first quarter of 2021. Noninterest income decreased $108 million (19.0 percent) in the first quarter of 2022, compared with the first quarter of 2021, primarily due to lower mortgage banking revenue reflecting lower application volume, given declining refinance activities, and lower related gain on sale margins, partially offset by an increase in the fair value of MSRs, net of hedging activities, as well as higher performing loan sales. Noninterest income further decreased due to lower other noninterest income, driven by lower retail leasing end-of-term
residual gains. Offsetting these decreases, deposit service charges increased driven by higher customer spend activity, net of the impact of the elimination of certain consumer non-sufficient
funds fees in the first quarter of 2022. Net interest income, on a

U.S. Bancorp	27

taxable-equivalent basis, increased $12 million (0.8 percent) in the first quarter of 2022, compared with the first quarter of 2021, reflecting strong growth in interest-bearing deposit balances and favorable funding mix, partially offset by lower loan fees related to the SBA Paycheck Protection Program.
Noninterest expense increased $61 million (4.5 percent) in the first quarter of 2022, compared with the first quarter of 2021, primarily due to increases in net shared services expense due to investments in digital capabilities and higher compensation expense related to merit increases and core business growth. The provision for credit losses increased $86 million in the first quarter of 2022, compared with the first quarter of 2021, reflecting higher ending loan balances, partially offset by credit quality improvement.
Wealth Management and Investment Services
 Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management and Fund Services. Wealth Management and Investment Services contributed $206 million of the Company’s net income in the first quarter of 2022, or a decrease of $19 million (8.4 percent) compared with the first quarter of 2021.
Net revenue increased $71 million (8.9 percent) in the first quarter of 2022, compared with the first quarter of 2021. Net interest income, on a taxable-equivalent basis, increased $6 million (2.2 percent) in the first quarter of 2022, compared with the first quarter of 2021, primarily due to higher average noninterest-bearing deposit balances as well as higher average loan balances. Noninterest income increased $65 million (12.2 percent) in the first quarter of 2022, compared with the first quarter of 2021, primarily due to core business growth in trust and investment management fees and investment products fees, both driven by favorable market conditions, as well as the impact of the PFM acquisition on trust and investment management fees, partially offset by higher fee waivers related to money market funds.
Noninterest expense increased $93 million (18.8 percent) in the first quarter of 2022, compared with the first quarter of 2021, reflecting the PFM acquisition, higher compensation expense as a result of merit increases and performance-based incentives, litigation settlements, fraud-related losses and core business growth. The provision for credit losses increased $3 million (60.0 percent) in the first quarter of 2022, compared with the first quarter of 2021, primarily due to stronger growth in ending loans.
Payment Services
 Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $372 million of the Company’s net income in the first quarter of 2022, or a decrease of $115 million (23.6 percent) compared with the first quarter of 2021.
Net revenue increased $66 million (4.7 percent) in the first quarter of 2022, compared with the first quarter of 2021. Noninterest income increased $73 million (9.3 percent) in the first quarter of 2022, compared with the first quarter of 2021, mainly due to continued strengthening of consumer and business spending across most sectors as local jurisdictions reduce pandemic related restrictions and consumer behaviors normalize. As a result, there was strong growth in merchant processing services revenue driven by higher sales volume and higher merchant fees, partially offset by higher rebates. There was also growth in corporate payment products revenue driven by improving business spending across nearly all product groups. Strong sales also drove an increase in credit and debit card revenue, mostly offset by declining prepaid processing fees as the beneficial impact of government stimulus programs continues to dissipate. Net interest income, on a taxable-equivalent basis, decreased $7 million (1.1 percent) in the first quarter of 2022, compared with the first quarter of 2021, primarily due to lower loan yields driven by declining customer revolve rates, mostly offset by higher loan balances due to investment in customer acquisition.
Noninterest expense increased $49 million (6.1 percent) in the first quarter of 2022, compared with the first quarter of 2021, reflecting higher net shared services expense driven by investment in infrastructure and technology development in addition to higher compensation expense as a result of merit increases, performance-based incentives and core business growth. The provision for credit losses increased $171 million in the first quarter of 2022, compared with the first quarter of 2021, primarily due to ending loan balance growth and relatively stable credit quality in the first quarter of 2022, compared with a decline in loan balances and delinquencies in the prior year.

28	U.S. Bancorp

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking			Wealth Management and Investment Services
Three Month Ended March 31 (Dollars in Millions)	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$735	$719	2.2%	$1,517	$1,505	.8%	$274	$268	2.2%
Noninterest income	245	268	(8.6)	461	569	(19.0)	596	531	12.2
Total net revenue	980	987	(.7)	1,978	2,074	(4.6)	870	799	8.9
Noninterest expense	419	409	2.4	1,405	1,344	4.5	587	494	18.8
Income (loss) before provision and income taxes	561	578	(2.9)	573	730	(21.5)	283	305	(7.2)
Provision for credit losses	3	(48)	*	49	(37)	*	8	5	60.0
Income (loss) before income taxes	558	626	(10.9)	524	767	(31.7)	275	300	(8.3)
Income taxes and taxable-equivalent adjustment	140	157	(10.8)	131	192	(31.8)	69	75	(8.0)
Net income (loss)	418	469	(10.9)	393	575	(31.7)	206	225	(8.4)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$418	$469	(10.9)	$393	$575	(31.7)	$206	$225	(8.4)
Average Balance Sheet
Loans	$115,634	$101,927	13.4	$141,106	$141,719	(.4)	$20,666	$16,846	22.7
Goodwill	1,912	1,647	16.1	3,261	3,475	(6.2)	1,761	1,619	8.8
Other intangible assets	4	5	(20.0)	3,176	2,493	27.4	265	42	*
Assets	127,651	114,069	11.9	157,696	164,131	(3.9)	24,446	20,120	21.5
Noninterest-bearing deposits	62,285	56,281	10.7	32,094	32,861	(2.3)	27,350	21,338	28.2
Interest-bearing deposits	86,618	71,377	21.4	166,765	151,406	10.1	69,909	83,474	(16.3)
Total deposits	148,903	127,658	16.6	198,859	184,267	7.9	97,259	104,812	(7.2)
Total U.S. Bancorp shareholders’ equity	13,710	14,354	(4.5)	12,275	12,496	(1.8)	3,595	3,034	18.5

	Payment Services			Treasury and Corporate Support			Consolidated Company
Three Month Ended March 31 (Dollars in Millions)	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$622	$629	(1.1)%	$52	$(32)	* %	$3,200	$3,089	3.6%
Noninterest income	858	785	9.3	236	228	3.5	2,396	2,381	.6
Total net revenue	1,480	1,414	4.7	288	196	46.9	5,596	5,470	2.3
Noninterest expense	854	805	6.1	237	327	(27.5)	3,502	3,379	3.6
Income (loss) before provision and income taxes	626	609	2.8	51	(131)	*	2,094	2,091	.1
Provision for credit losses	130	(41)	*	(78)	(706)	89.0	112	(827)	*
Income (loss) before income taxes	496	650	(23.7)	129	575	(77.6)	1,982	2,918	(32.1)
Income taxes and taxable-equivalent adjustment	124	163	(23.9)	(40)	46	*	424	633	(33.0)
Net income (loss)	372	487	(23.6)	169	529	(68.1)	1,558	2,285	(31.8)
Net (income) loss attributable to noncontrolling interests	—	—	—	(1)	(5)	80.0	(1)	(5)	80.0
Net income (loss) attributable to U.S. Bancorp	$372	$487	(23.6)	$168	$524	(67.9)	$1,557	$2,280	(31.7)
Average Balance Sheet
Loans	$31,740	$29,630	7.1	$3,820	$3,867	(1.2)	$312,966	$293,989	6.5
Goodwill	3,325	3,173	4.8	—	—	—	10,259	9,914	3.5
Other intangible assets	464	542	(14.4)	—	—	—	3,909	3,082	26.8
Assets	38,540	35,091	9.8	229,069	215,323	6.4	577,402	548,734	5.2
Noninterest-bearing deposits	3,673	5,264	(30.2)	2,561	2,608	(1.8)	127,963	118,352	8.1
Interest-bearing deposits	160	132	21.2	2,761	1,623	70.1	326,213	308,012	5.9
Total deposits	3,833	5,396	(29.0)	5,322	4,231	25.8	454,176	426,364	6.5
Total U.S. Bancorp shareholders’ equity	8,019	7,658	4.7	15,867	15,187	4.5	53,466	52,729	1.4

*	Not meaningful

U.S. Bancorp	29

Treasury and Corporate Support
 Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $168 million in the first quarter of 2022, compared with $524 million in the first quarter of 2021.
Net revenue increased $92 million (46.9 percent) in the first quarter of 2022, compared with the first quarter of 2021. Net interest income, on a taxable-equivalent basis, increased $84 million in the first quarter of 2022, compared with the first quarter of 2021, primarily due to higher investment securities portfolio balances. Noninterest income increased $8 million (3.5 percent) in the first quarter of 2022, compared with the first quarter of 2021, primarily due to the impact of COVID-related deposit service charges refunds in the first quarter of 2021.
Noninterest expense decreased $90 million (27.5 percent) in the first quarter of 2022, compared with the first quarter of 2021, primarily due to lower performance-based incentives and lower costs related to tax-advantaged
investments, partially offset by higher costs of capital investments to support business growth and compensation expense as a result of merit increases. The provision for credit losses increased $628 million (89.0 percent) in the first quarter of 2022, compared with the first quarter of 2021, reflecting the residual impact of changes in the allowance for credit losses being impacted by rising economic uncertainty in the first quarter of 2022, compared to improving economic conditions in the first quarter of 2021.
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

30	U.S. Bancorp

The following table shows the Company’s calculation of these non-GAAP
financial measures:

(Dollars in Millions)	March 31, 2022	December 31, 2021
Total equity	$51,668	$55,387
Preferred stock	(6,808)	(6,371)
Noncontrolling interests	(468)	(469)
Goodwill (net of deferred tax liability) (1)	(9,304)	(9,323)
Intangible assets, other than mortgage servicing rights	(762)	(785)
Tangible common equity (a)	34,326	38,439
Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation	41,950	41,701
Adjustments (2)	(1,298)	(1,733)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology (b)	40,652	39,968
Total assets	586,517	573,284
Goodwill (net of deferred tax liability) (1)	(9,304)	(9,323)
Intangible assets, other than mortgage servicing rights	(762)	(785)
Tangible assets (c)	576,451	563,176
Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company (d)	427,174	418,571
Adjustments (3)	(351)	(357)
Risk-weighted assets, reflecting the full implementation of the CECL methodology (e)	426,823	418,214

Ratios
Tangible common equity to tangible assets (a)/(c)	6.0%	6.8%
Tangible common equity to risk-weighted assets (a)/(d)	8.0	9.2
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology (b)/(e)	9.5	9.6

	Three Months Ended March 31
	2022	2021
Net interest income	$3,173	$3,063
Taxable-equivalent adjustment (4)	27	26
Net interest income, on a taxable-equivalent basis	3,200	3,089
Net interest income, on a taxable-equivalent basis (as calculated above)	3,200	3,089
Noninterest income	2,396	2,381
Less: Securities gains (losses), net	18	25
Total net revenue, excluding net securities gains (losses) (f)	5,578	5,445

Noninterest expense (g)	3,502	3,379

Efficiency ratio (g)/(f)	62.8%	62.1%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(3)	Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.
(4)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

U.S. Bancorp	31

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, MSRs, and income taxes. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021.
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

32	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	March 31, 2022	December 31, 2021
	(Unaudited)

Assets
Cash and due from banks	$44,303	$28,905
Investment securities
Held-to-maturity (fair value $40,572 and $41,812, respectively)	43,654	41,858
Available-for-sale ($855 and $557 pledged as collateral, respectively) (a)	123,593	132,963
Loans held for sale (including $2,203 and $6,623 of mortgage loans carried at fair value, respectively)	3,321	7,775
Loans
Commercial	117,470	112,023
Commercial real estate	39,191	39,053
Residential mortgages	78,487	76,493
Credit card	22,163	22,500
Other retail	61,623	61,959
Total loans	318,934	312,028
Less allowance for loan losses	(5,664)	(5,724)
Net loans	313,270	306,304
Premises and equipment	3,207	3,305
Goodwill	10,250	10,262
Other intangible assets	4,194	3,738
Other assets (including $1,111 and $1,193 of trading securities at fair value pledged as collateral, respectively) (a)	40,725	38,174
Total assets	$586,517	$573,284

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$129,793	$134,901
Interest-bearing	331,753	321,182
Total deposits	461,546	456,083
Short-term borrowings	21,042	11,796
Long-term debt	32,931	32,125
Other liabilities	19,330	17,893
Total liabilities	534,849	517,897
Shareholders’ equity
Preferred stock	6,808	6,371
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 3/31/22 and 12/31/21—2,125,725,742 shares	21	21
Capital surplus	8,515	8,539
Retained earnings	69,987	69,201
Less cost of common stock in treasury: 3/31/22 - 640,053,754 shares; 12/31/21—642,223,571 shares	(27,193)	(27,271)
Accumulated other comprehensive income (loss)	(6,938)	(1,943)
Total U.S. Bancorp shareholders’ equity	51,200	54,918
Noncontrolling interests	468	469
Total equity	51,668	55,387
Total liabilities and equity	$586,517	$573,284

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended March 31
	2022	2021
Interest Income
Loans	$2,599	$2,724
Loans held for sale	60	67
Investment securities	717	517
Other interest income	42	33
Total interest income	3,418	3,341
Interest Expense
Deposits	80	85
Short-term borrowings	21	16
Long-term debt	144	177
Total interest expense	245	278
Net interest income	3,173	3,063
Provision for credit losses	112	(827)
Net interest income after provision for credit losses	3,061	3,890
Noninterest Income
Credit and debit card revenue	338	336
Corporate payment products revenue	158	126
Merchant processing services	363	318
Trust and investment management fees	500	444
Deposit service charges	177	161
Treasury management fees	156	147
Commercial products revenue	266	280
Mortgage banking revenue	200	299
Investment products fees	62	55
Securities gains (losses), net	18	25
Other	158	190
Total noninterest income	2,396	2,381
Noninterest Expense
Compensation	1,853	1,803
Employee benefits	396	384
Net occupancy and equipment	269	263
Professional services	114	98
Marketing and business development	80	48
Technology and communications	349	359
Postage, printing and supplies	72	69
Other intangibles	47	38
Other	322	317
Total noninterest expense	3,502	3,379
Income before income taxes	1,955	2,892
Applicable income taxes	397	607
Net income	1,558	2,285
Net (income) loss attributable to noncontrolling interests	(1)	(5)
Net income attributable to U.S. Bancorp	$1,557	$2,280
Net income applicable to U.S. Bancorp common shareholders	$1,466	$2,175
Earnings per common share	$.99	$1.45
Diluted earnings per common share	$.99	$1.45
Average common shares outstanding	1,485	1,502
Average diluted common shares outstanding	1,486	1,503
See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2022	2021
Net income	$1,558	$2,285
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	(6,754)	(3,378)
Changes in unrealized gains (losses) on derivative hedges	–	99
Foreign currency translation	–	25
Reclassification to earnings of realized (gains) losses	67	18
Income taxes related to other comprehensive income (loss)	1,692	819
Total other comprehensive income (loss)	(4,995)	(2,417)
Comprehensive income (loss)	(3,437)	(132)
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(5)

Comprehensive income (loss) attributable to U.S. Bancorp	$(3,438)	$(137)
See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2020	1,507	$5,983	$21	$8,511	$64,188	$(25,930)	$322	$53,095	$630	$53,725
Net income (loss)					2,280			2,280	5	2,285
Other comprehensive income (loss)							(2,417)	(2,417)		(2,417)
Preferred stock dividends (a)					(90)			(90)		(90)
Common stock dividends ($.42 per share)					(633)			(633)		(633)
Issuance of preferred stock		730						730		730
Call of preferred stock		(745)			(5)			(750)		(750)
Issuance of common and treasury stock	3			(119)		137		18		18
Purchase of treasury stock	(13)					(650)		(650)		(650)
Distributions to noncontrolling interests								—	(5)	(5)
Stock option and restricted stock grants				95				95		95

Balance March 31, 2021	1,497	$5,968	$21	$8,487	$65,740	$(26,443)	$(2,095)	$51,678	$630	$52,308

Balance December 31, 2021	1,484	$6,371	$21	$8,539	$69,201	$(27,271)	$(1,943)	$54,918	$469	$55,387
Net income (loss)					1,557			1,557	1	1,558
Other comprehensive income (loss)							(4,995)	(4,995)		(4,995)
Preferred stock dividends (b)					(84)			(84)		(84)
Common stock dividends ($.46 per share)					(687)			(687)		(687)
Issuance of preferred stock		437						437		437
Issuance of common and treasury stock	3			(116)		132		16		16
Purchase of treasury stock	(1)					(54)		(54)		(54)
Distributions to noncontrolling interests								—	(2)	(2)
Stock option and restricted stock grants				92				92		92

Balance March 31, 2022	1,486	$6,808	$21	$8,515	$69,987	$(27,193)	$(6,938)	$51,200	$468	$51,668

(a)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series I, Series J, Series K, Series L and Series M
Non-Cumulative
Perpetual Preferred Stock of $875.00, $218.75, $406.25, $232.953, $662.50, $343.75, $234.375, and $202.778 respectively.

(b)
Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O
Non-Cumulative
Perpetual Preferred Stock of $875.00, $218.75, $662.50, $343.75, $234.375, $250.00, $231.25 and $206.25 respectively.

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2022	2021
Operating Activities
Net income attributable to U.S. Bancorp	$1,557	$2,280
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	112	(827)
Depreciation and amortization of premises and equipment	85	84
Amortization of intangibles	47	38
(Gain) loss on sale of loans held for sale	62	(213)
(Gain) loss on sale of securities and other assets	(42)	(66)
Loans originated for sale, net of repayments	(9,827)	(20,928)
Proceeds from sales of loans held for sale	13,874	20,397
Other, net	2,609	172
Net cash provided by operating activities	8,477	937
Investing Activities
Proceeds from sales of available-for-sale investment securities	12,527	1,062
Proceeds from maturities of held-to-maturity investment securities	1,173	—
Proceeds from maturities of available-for-sale investment securities	5,498	12,550
Purchases of held-to-maturity investment securities	(2,932)	—
Purchases of available-for-sale investment securities	(15,989)	(36,182)
Net (increase) decrease in loans outstanding	(7,278)	3,562
Proceeds from sales of loans	1,309	1,062
Purchases of loans	(1,073)	(1,600)
Net increase in securities purchased under agreements to resell	(147)	(26)
Other, net	(452)	106
Net cash used in investing activities	(7,364)	(19,466)
Financing Activities
Net increase in deposits	5,463	3,991
Net increase in short-term borrowings	9,246	332
Proceeds from issuance of long-term debt	2,153	69
Principal payments or redemption of long-term debt	(1,118)	(3,830)
Proceeds from issuance of preferred stock	437	730
Proceeds from issuance of common stock	15	17
Repurchase of preferred stock	(1,100)	(500)
Repurchase of common stock	(54)	(646)
Cash dividends paid on preferred stock	(70)	(76)
Cash dividends paid on common stock	(687)	(637)
Net cash provided by (used in) financing activities	14,285	(550)
Change in cash and due from banks	15,398	(19,079)
Cash and due from banks at beginning of period	28,905	62,580
Cash and due from banks at end of period	$44,303	$43,501
See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
Form 10-K
for the year ended December 31, 2021. Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Note 2	Accounting Changes
Reference Interest Rate Transition
In March 2020, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, providing temporary optional expedients and exceptions to the guidance in United States generally accepted accounting principles on contract modifications and hedge accounting, to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. Under the guidance, a company can elect not to apply certain modification accounting requirements to contracts affected by reference rate transition, if certain criteria are met. A company that makes this election would not be required to remeasure the contracts at the modification date or reassess a previous accounting determination. This guidance also permits a company to elect various optional expedients that would allow it to continue applying hedge accounting for hedging relationships affected by reference rate transition, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is in the process of evaluating and applying, as applicable, the optional expedients and exceptions in accounting for eligible contract modifications, eligible existing hedging relationships and new hedging relationships available through December 31, 2022. The adoption of this guidance has not had, and is expected to continue to not have, a material impact on the Company’s financial statements.
Fair Value Hedging – Portfolio Layer Method
In March 2022, the FASB issued accounting guidance, effective for the Company no later than January 1, 2023, related to fair value hedge accounting of portfolios of financial assets. This guidance expands the current last-of-layer
hedging method that permits a company to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets, by allowing it to designate multiple hedging relationships on a single closed portfolio, resulting in a larger portion of the interest rate risk associated with such a portfolio being eligible to be hedged. The guidance also expands the scope of the method to include non-prepayable
financial assets and clarifies other technical questions from the original accounting guidance. The Company expects the adoption of this guidance will not be material to its financial statements.
Financial Instruments – Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued accounting guidance, effective for the Company no later than January 1, 2023, related to the recognition and measurement of troubled debt restructurings (“TDRs”) by creditors. This guidance removes the separate recognition and measurement requirements for TDRs by replacing them with a requirement for a company to apply existing accounting guidance to determine whether a modification results in a new loan or a continuation of an existing loan. This guidance also replaces existing TDR disclosures with similar but more expansive disclosures for certain modifications of receivables made to borrowers experiencing financial difficulty. Further, this guidance also requires companies to disclose current-period gross write-offs by year of origination for financing receivables. The guidance can be adopted on a prospective or modified retrospective basis. The Company expects the adoption of this guidance will not be material to its financial statements.

38	U.S. Bancorp

Note 3	Business Combinations
In September 2021, the Company announced that it entered into a definitive agreement to acquire MUFG Union Bank’s core regional banking franchise from Mitsubishi UFJ Financial Group (“MUFG”), for an expected purchase price of approximately $8.0 billion, including $5.5 billion in cash and approximately 44 million shares of the Company’s common stock. The transaction excludes the purchase of MUFG Union Bank’s Global Corporate & Investment Bank, certain middle and back office functions, and other assets. MUFG Union Bank currently has approximately 300 branches in California, Washington and Oregon and is expected to add approximately $105 billion in total assets, $58 billion of loans and $90 billion of deposits to the Company’s consolidated balance sheet.
Closing of the transaction is subject to customary closing conditions, including regulatory approvals which are not within the Company’s control. The Company expects to close the transaction approximately 45 days after being granted U.S. regulatory approvals. At this time, it is uncertain whether such approvals will be received in time to allow for closing to occur in the first half of 2022; however, the parties continue to make significant progress in planning for closing and integration while awaiting regulatory approvals.

Note 4	Investment Securities
The Company’s
held-to-maturity
investment securities are carried at historical cost, adjusted for amortization of premiums and accretion of discounts. The Company’s available-for-sale
investment securities are carried at fair value with unrealized net gains or losses reported within accumulated other comprehensive income (loss) in shareholders’ equity.
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity
and
available-for-sale
investment securities were as follows:

	March 31, 2022				December 31, 2021
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity
Residential agency mortgage-backed securities	$43,654	$–	$(3,082)	$40,572	$41,858	$2	$(48)	$41,812
Total held-to-maturity	$43,654	$–	$(3,082)	$40,572	$41,858	$2	$(48)	$41,812
Available-for-sale
U.S. Treasury and agencies	$27,653	$28	$(1,331)	$26,350	$36,648	$205	$(244)	$36,609
Mortgage-backed securities
Residential agency	82,508	70	(3,586)	78,992	76,761	665	(347)	77,079
Commercial agency	8,769	–	(806)	7,963	8,633	53	(201)	8,485
Asset-backed securities	4	3	–	7	62	4	–	66
Obligations of state and political subdivisions	10,701	148	(575)	10,274	10,130	607	(20)	10,717
Other	7	–	–	7	7	–	–	7
Total available-for-sale	$129,642	$249	$(6,298)	$123,593	$132,241	$1,534	$(812)	$132,963
Investment securities with a fair value of $
21.0
 billion at March 31, 2022, and $
30.7
 billion at December 31, 2021, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $
855
 million at March 31, 2022, and $
557
 million at December 31, 2021.
The following table provides information about the amount of interest income from taxable and non-taxable
investment securities:

	Three Months Ended March 31
(Dollars in Millions)	2022	2021
Taxable	$646	$455
Non-taxable	71	62
Total interest income from investment securities	$717	$517

U.S. Bancorp	39

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale
investment securities:

	Three Months Ended March 31
(Dollars in Millions)	2022	2021
Realized gains	$242	$25
Realized losses	(224)	–
Net realized gains	$18	$25
Income tax on net realized gains	$4	$6
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at March 31, 2022 and December 31, 2021.
At March 31, 2022, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale
investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2022:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$18,851	$(982)	$3,784	$(349)	$22,635	$(1,331)
Residential agency mortgage-backed securities	66,323	(3,181)	5,090	(405)	71,413	(3,586)
Commercial agency mortgage-backed securities	5,105	(414)	2,856	(392)	7,961	(806)
Asset-backed securities	–	–	2	–	2	–
Obligations of state and political subdivisions	4,378	(514)	222	(61)	4,600	(575)
Other	4	–	–	–	4	–
Total investment securities	$94,661	$(5,091)	$11,954	$(1,207)	$106,615	$(6,298)
These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale
investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2022, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the three months ended March 31, 2022 and 2021, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
All of the Company’s
held-to-maturity
investment securities are highly rated agency mortgage-backed securities that are guaranteed or otherwise supported by the United States government and have no history of credit losses. Accordingly the Company does not expect to incur any credit losses on held-to-maturity
investment securities and has no allowance for credit losses recorded for these securities.

40	U.S. Bancorp

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at March 31, 2022:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
Held-to-maturity
Mortgage-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%
Maturing after one year through five years	–	–	–	–
Maturing after five years through ten years	30,703	28,569	9.5	1.58
Maturing after ten years	12,951	12,003	10.3	1.78
Total	$43,654	$40,572	9.7	1.64%
Total held-to-maturity (d)	$43,654	$40,572	9.7	1.64%
Available-for-sale
U.S. Treasury and Agencies
Maturing in one year or less	$2,226	$2,236	.5	1.97%
Maturing after one year through five years	3,246	3,086	4.7	1.36
Maturing after five years through ten years	19,476	18,644	7.7	1.88
Maturing after ten years	2,705	2,384	12.0	1.99
Total	$27,653	$26,350	7.2	1.83%
Mortgage-Backed Securities (a)
Maturing in one year or less	$64	$65	.7	2.19%
Maturing after one year through five years	15,629	15,395	3.3	1.89
Maturing after five years through ten years	69,960	66,155	8.0	1.76
Maturing after ten years	5,624	5,340	10.4	2.09
Total	$91,277	$86,955	7.3	1.80%
Asset-Backed Securities (a)
Maturing in one year or less	$–	$–	.5	2.69%
Maturing after one year through five years	2	3	3.0	1.91
Maturing after five years through ten years	2	2	6.0	2.13
Maturing after ten years	–	2	13.0	2.41
Total	$4	$7	4.1	2.00%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$409	$412	.4	4.74%
Maturing after one year through five years	3,046	3,120	4.0	4.34
Maturing after five years through ten years	3,326	3,335	6.5	3.83
Maturing after ten years	3,920	3,407	17.1	2.82
Total	$10,701	$10,274	9.5	3.64%
Other
Maturing in one year or less	$7	$7	.1	2.07%
Maturing after one year through five years	–	–	–	–
Maturing after five years through ten years	–	–	–	–
Maturing after ten years	–	–	–	–
Total	$7	$7	.1	2.07%
Total available-for-sale (d)	$129,642	$123,593	7.5	1.96%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

(d)
The weighted-average maturity of total
held-to-maturity
investment securities was 7.4 years at December 31, 2021, with a corresponding weighted-average yield of 1.45 percent. The weighted-average maturity of total available-for-sale
investment securities was 5.5 years at December 31, 2021, with a corresponding weighted-average yield of 1.73 percent.

(e)
Weighted-average yields for obligations of state and political subdivisions are presented on a fully-taxable equivalent basis based on a federal income tax rate of 21 percent. Yields on investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale
to
held-to-maturity.

U.S. Bancorp	41

Note 5	Loans and Allowance for Credit Losses
The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	March 31, 2022		December 31, 2021
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$112,479	35.3%	$106,912	34.3%
Lease financing	4,991	1.6	5,111	1.6
Total commercial	117,470	36.9	112,023	35.9
Commercial Real Estate
Commercial mortgages	29,501	9.3	28,757	9.2
Construction and development	9,690	3.0	10,296	3.3
Total commercial real estate	39,191	12.3	39,053	12.5
Residential Mortgages
Residential mortgages	69,680	21.8	67,546	21.6
Home equity loans, first liens	8,807	2.8	8,947	2.9
Total residential mortgages	78,487	24.6	76,493	24.5
Credit Card	22,163	6.9	22,500	7.2
Other Retail
Retail leasing	6,941	2.2	7,256	2.3
Home equity and second mortgages	10,457	3.3	10,446	3.4
Revolving credit	2,652	.8	2,750	.9
Installment	16,732	5.2	16,514	5.3
Automobile	24,724	7.8	24,866	8.0
Student	117	--	127	--
Total other retail	61,623	19.3	61,959	19.9
Total loans	$318,934	100.0%	$312,028	100.0%
The Company had loans of $91.8 billion at March 31, 2022, and $92.1 billion at December 31, 2021, pledged at the Federal Home Loan Bank, and loans of $79.7 billion at March 31, 2022, and $76.9 billion at December 31, 2021, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $394 million at March 31, 2022 and $475 million at December 31, 2021. All purchased loans are recorded at fair value at the date of purchase. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased
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
Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which includes increasing consideration of historical loss experience over years two and three. These economic scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining life of the portfolio. The economic scenarios are updated at least quarterly and are designed to provide a range of reasonable estimates, from better to worse than current expectations. Scenarios are weighted based on the Company’s expectation of economic conditions for the foreseeable future and reflect significant judgment and consideration of economic forecast uncertainty. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include, but are not limited to, loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions.

42	U.S. Bancorp

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
The allowance recorded for Troubled Debt Restructuring (“TDR”) loans in the consumer lending segment is determined on a homogenous pool basis utilizing expected cash flows discounted using the original effective interest rate of the pool. The expected cash flows on TDR loans consider subsequent payment defaults since modification, the borrower’s ability to pay under the restructured terms, and the timing and amount of payments. The allowance for collateral-dependent loans in the consumer lending segment is determined based on the fair value of the collateral less costs to sell. For commercial TDRs individually evaluated for impairment, attributes of the borrower are the primary factors in determining the allowance for credit losses. For smaller commercial loans collectively evaluated for impairment, historical loss experience is also incorporated into the allowance methodology applied to this category of loans.
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
The results of the analysis are evaluated quarterly to confirm the estimates are appropriate for each specific loan portfolio, as well as the entire loan portfolio, as the entire allowance for credit losses is available for the entire loan portfolio.

U.S. Bancorp	43

Activity in the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
Balance at December 31, 2021	$1,849	$1,123	$565	$1,673	$ 945	$6,155
Add
Provision for credit losses	19	(54)	29	78	40	112
Deduct
Loans charged-off	55	1	5	158	61	280
Less recoveries of loans charged-off	(23)	(6)	(11)	(46)	(32)	(118)
Net loan charge-offs (recoveries)	32	(5)	(6)	112	29	162
Balance at March 31, 2022	$1,836	$1,074	$600	$1,639	$956	$6,105
Balance at December 31, 2020	$2,423	$1,544	$573	$2,355	$1,115	$8,010
Add
Provision for credit losses	(435)	(19)	(39)	(259)	(75)	(827)
Deduct
Loans charged-off	86	10	5	190	83	374
Less recoveries of loans charged-off	(30)	(17)	(10)	(46)	(48)	(151)
Net loan charge-offs (recoveries)	56	(7)	(5)	144	35	223
Balance at March 31, 2021	$1,932	$1,532	$539	$1,952	$1,005	$6,960
The decrease in the allowance for credit losses from December 31, 2021 to March 31, 2022 reflected continued strong credit quality, partially offset by loan growth and increasing economic uncertainty.

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
Commercial lending segment loans are generally placed on nonaccrual status when the collection of principal and interest has become 90 days past due or is otherwise considered doubtful. Commercial lending segment loans are generally fully charged down if unsecured by collateral or partially charged down to the fair value of the collateral securing the loan, less costs to sell, when the loan is placed on nonaccrual.
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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming (b)	Total
March 31, 2022
Commercial	$116,986	$ 234	$ 76	$ 174	$117,470
Commercial real estate	38,888	86	1	216	39,191
Residential mortgages (a)	78,028	105	140	214	78,487
Credit card	21,804	194	165	—	22,163
Other retail	61,157	237	68	161	61,623
Total loans	$316,863	$ 856	$450	$ 765	$318,934
December 31, 2021
Commercial	$111,270	$530	$49	$ 174	$112,023
Commercial real estate	38,678	80	11	284	39,053
Residential mortgages (a)	75,962	124	181	226	76,493
Credit card	22,142	193	165	—	22,500
Other retail	61,468	275	66	150	61,959
Total loans	$309,520	$1,202	$472	$ 834	$312,028

(a)
At March 31, 2022, $662 million of loans 30–89 days past due and $1.3 billion of loans 90 days or more past due purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $791 million and $1.5 billion at December 31, 2021, respectively.

(b)
Substantially all nonperforming loans at March 31, 2022 and December 31, 2021, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $3 million for the three months ended March 31, 2022 and 2021.

At March 31, 2022, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $23 million, compared with $22 million at December 31, 2021. These amounts excluded $27 million and $22 million at March 31, 2022 and December 31, 2021, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at March 31, 2022 and December 31, 2021, was $1.1 billion and $696 million, respectively, of which $876 million and $555 million, respectively, related to loans purchased from Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

U.S. Bancorp	45

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	March 31, 2022					December 31, 2021
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total	Pass	Special Mention	Classified (a)	Total Criticized	Total
Commercial
Originated in 2022	$ 13,554	$ 8	$ 45	$ 53	$ 13,607	$ –	$ –	$ –	$ –	$ –
Originated in 2021	47,131	378	283	661	47,792	51,155	387	287	674	51,829
Originated in 2020	11,779	38	312	350	12,129	14,091	304	133	437	14,528
Originated in 2019	8,761	24	99	123	8,884	10,159	151	54	205	10,364
Originated in 2018	4,475	11	44	55	4,530	5,122	3	36	39	5,161
Originated prior to 2018	4,251	17	49	66	4,317	4,923	30	81	111	5,034
Revolving	25,756	261	194	455	26,211	24,722	268	117	385	25,107
Total commercial	115,707	737	1,026	1,763	117,470	110,172	1,143	708	1,851	112,023

Commercial real estate
Originated in 2022	3,170	110	185	295	3,465	–	–	–	–	–
Originated in 2021	12,419	17	705	722	13,141	13,364	6	990	996	14,360
Originated in 2020	6,907	78	241	319	7,226	7,459	198	263	461	7,920
Originated in 2019	5,750	310	556	866	6,616	6,368	251	610	861	7,229
Originated in 2018	2,847	42	213	255	3,102	2,996	29	229	258	3,254
Originated prior to 2018	3,898	19	152	171	4,069	4,473	55	224	279	4,752
Revolving	1,530	–	42	42	1,572	1,494	1	43	44	1,538
Total commercial real estate	36,521	576	2,094	2,670	39,191	36,154	540	2,359	2,899	39,053

Residential mortgages (b)
Originated in 2022	6,431	–	–	–	6,431	–	–	–	–	–
Originated in 2021	29,721	–	4	4	29,725	29,882	–	3	3	29,885
Originated in 2020	14,850	–	10	10	14,860	15,948	1	8	9	15,957
Originated in 2019	6,154	–	23	23	6,177	6,938	–	36	36	6,974
Originated in 2018	2,553	–	20	20	2,573	2,889	–	30	30	2,919
Originated prior to 2018	18,407	–	313	313	18,720	20,415	–	342	342	20,757
Revolving	1	–	–	–	1	1	–	–	–	1
Total residential mortgages	78,117	–	370	370	78,487	76,073	1	419	420	76,493

Credit card (c)	21,998	–	165	165	22,163	22,335	–	165	165	22,500

Other retail
Originated in 2022	4,644	–	–	–	4,644	–	–	–	–	–
Originated in 2021	20,495	–	7	7	20,502	22,455	–	6	6	22,461
Originated in 2020	10,972	–	9	9	10,981	12,071	–	9	9	12,080
Originated in 2019	6,327	–	14	14	6,341	7,223	–	17	17	7,240
Originated in 2018	2,675	–	12	12	2,687	3,285	–	14	14	3,299
Originated prior to 2018	3,174	–	20	20	3,194	3,699	–	24	24	3,723
Revolving	12,644	–	127	127	12,771	12,532	–	112	112	12,644
Revolving converted to term	460	–	43	43	503	472	–	40	40	512
Total other retail	61,391	–	232	232	61,623	61,737	–	222	222	61,959
Total loans	$313,734	$1,313	$3,887	$ 5,200	$318,934	$306,471	$1,684	$3,873	$ 5,557	$312,028
Total outstanding commitments	$678,366	$2,372	$5,684	$8,056	$686,422	$662,363	$3,372	$5,684	$ 9,056	$671,419

Note:	Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended.
(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)
At March 31, 2022, $1.3 billion of GNMA loans 90 days or more past due and $978 million of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $1.5 billion and $1.1 billion at December 31, 2021, respectively.

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

46	U.S. Bancorp

The following table provides a summary of loans modified as TDRs for the periods presented by portfolio class:

	2022			2021
Three Months Ended March 31 (Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Commercial	509	$ 38	$ 32	704	$ 75	$ 60
Commercial real estate	9	11	10	56	86	71
Residential mortgages	840	228	226	336	104	104
Credit card	9,339	50	50	5,786	33	34
Other retail	728	37	37	1,325	37	32
Total loans, excluding loans purchased from GNMA mortgage pools	11,425	364	355	8,207	335	301
Loans purchased from GNMA mortgage pools	390	55	55	559	87	89
Total loans	11,815	$ 419	$410	8,766	$ 422	$ 390
Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. At March 31, 2022, 6 residential mortgages, 1 home equity and second mortgage loan and 99 loans purchased from GNMA mortgage pools with outstanding balances of less than $1 million, less than $1 million and $14 million, respectively, were in a trial period and have estimated post-modification balances of less than $1 million, less than $1 million and $15 million, respectively, assuming permanent modification occurs at the end of the trial period.
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

U.S. Bancorp	47

The following table provides a summary of TDR loans that defaulted (fully or partially charged-off
or became 90 days or more past due) for the periods presented, that were modified as TDRs within 12 months previous to default:

Three Months Ended March 31 (Dollars in Millions)	2022		2021
	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Commercial	214	$ 3	285	$ 16
Commercial real estate	3	1	7	5
Residential mortgages	34	3	15	2
Credit card	1,634	9	1,764	9
Other retail	83	1	280	5
Total loans, excluding loans purchased from GNMA mortgage pools	1,968	17	2,351	37
Loans purchased from GNMA mortgage pools	49	8	30	4
Total loans	2,017	$25	2,381	$ 41
In addition to the defaults in the table above, the Company had a total of 16 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months ended March 31, 2022, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $2 million for the three months ended March 31, 2022.
As of March 31, 2022, the Company had $105 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified in TDRs.

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
The Company also provides financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company provided $58 million and $47 million of support to the funds during the three months ended March 31, 2022 and 2021, respectively.
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $113 million and $133 million for the three months ended

48	U.S. Bancorp

March 31, 2022 and 2021, respectively. The Company also recognized $13 million and $37 million of investment tax credits for the three months ended March 31, 2022 and 2021, respectively. The Company recognized $102 million and $126 million of expenses related to all of these investments for the three months ended March 31, 2022 and 2021, respectively, of which $91 million and $92 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.
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
The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	March 31, 2022	December 31, 2021
Investment carrying amount	$5,106	$4,484
Unfunded capital and other commitments	2,331	1,890
Maximum exposure to loss	9,764	9,899
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $41 million at March 31, 2022 and $40 million at December 31, 2021. The maximum exposure to loss related to these VIEs was $84 million at March 31, 2022 and December 31, 2021, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $74 million at March 31, 2022, compared with less than $1 million to $75 million at December 31, 2021.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At March 31, 2022, approximately $4.9 billion of the Company’s assets and $3.3 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $5.0 billion and $3.4 billion, respectively, at December 31, 2021. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At March 31, 2022, $1.6 billion of available-for-sale investment securities and $1.2 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $1.7 billion of available-for-sale investment securities and $1.2 billion of short-term borrowings at December 31, 2021.

U.S. Bancorp	49

Note 7	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $227.2 billion of residential mortgage loans for others at March 31, 2022, and $222.4 billion at December 31, 2021, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in a net loss of $29 million and $120 million for the three months ended March 31, 2022 and 2021, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $185 million and $175 million for the three months ended March 31, 2022 and 2021, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended March 31
(Dollars in Millions)	2022	2021
Balance at beginning of period	$2,953	$2,210
Rights purchased	3	16
Rights capitalized	237	319
Rights sold (a)	1	—
Changes in fair value of MSRs
Due to fluctuations in market interest rates (b)	368	486
Due to revised assumptions or models (c)	(27)	(102)
Other changes in fair value (d)	(103)	(142)
Balance at end of period	$3,432	$2,787

(a)	MSRs sold include those having a negative fair value, resulting from the loans being severely delinquent.
(b)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
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

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	March 31, 2022						December 31, 2021
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(485)	$(227)	$(109)	$99	$189	$338	$(636)	$(324)	$(160)	$150	$287	$511
Derivative instrument hedges	485	224	106	(94)	(180)	(333)	614	309	152	(142)	(278)	(536)
Net sensitivity	$—	$(3)	$(3)	$5	$9	$5	$(22)	$(15)	$(8)	$8	$9	$(25)
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

50	U.S. Bancorp

A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	March 31, 2022				December 31, 2021
(Dollars in Millions)	HFA	Government	Conventional (d)	Total	HFA	Government	Conventional (d)	Total
Servicing portfolio (a)	$41,430	$21,619	$160,611	$223,660	$40,652	$21,919	$156,382	$218,953
Fair value	$628	$365	$2,439	$3,432	$527	$308	$2,118	$2,953
Value (bps) (b)	152	169	152	153	130	141	135	135
Weighted-average servicing fees (bps)	36	41	30	32	36	41	30	32
Multiple (value/servicing fees)	4.23	4.12	5.02	4.75	3.63	3.43	4.50	4.18
Weighted-average note rate	4.02%	3.66%	3.38%	3.53%	4.07%	3.70%	3.41%	3.56%
Weighted-average age (in years)	3.8	6.0	3.3	3.7	3.8	5.9	3.3	3.7
Weighted-average expected prepayment (constant prepayment rate)	9.6%	10.6%	8.1%	8.6%	11.5%	13.2%	9.6%	10.3%
Weighted-average expected life (in years)	7.5	6.5	7.5	7.4	6.5	5.6	6.9	6.7
Weighted-average option adjusted spread (c)	6.8%	6.7%	6.0%	6.2%	7.3%	7.3%	6.3%	6.6%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)	Represents loans sold primarily to GSEs.

Note 8	Preferred Stock
At March 31, 2022 and December 31, 2021, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	March 31, 2022				December 31, 2021
At December 31 (Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	—	—	—	—
Total preferred stock (a)	243,510	$7,026	$218	$6,808	225,510	$6,576	$205	$6,371

(a)	The par value of all shares issued and outstanding at March 31, 2022 and December 31, 2021, was $1.00 per share.
During the first three months of 2022, the Company issued depositary shares representing an ownership interest in 18,000 shares of Series O
Non-Cumulative
Perpetual Preferred Stock with a liquidation preference of $25,000 per share (the “Series O Preferred Stock”). The Series O Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum equal to 4.50 percent. The Series O Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after April 15, 2027. The Series O Preferred Stock is redeemable at the Company’s option, in whole, but not in part, prior to April 15, 2027 within 90 days following an official administrative or judicial decision, amendment to, or change in the laws or regulations that would not allow the Company to treat the full liquidation value of the Series O Preferred Stock as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve Board.

U.S. Bancorp	51

Note 9	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity for the three months ended March 31, is as follows:

(Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2022
Balance at beginning of period	$540	$(935)	$(85)	$(1,426)	$(37)	$(1,943)
Changes in unrealized gains (losses)	(6,754)	—	—	—	—	(6,754)
Foreign currency translation adjustment (a)	—	—	—	—	—	—
Reclassification to earnings of realized (gains) losses	(18)	42	11	32	—	67
Applicable income taxes	1,714	(11)	(3)	(8)	—	1,692
Balance at end of period	$(4,518)	$(904)	$(77)	$(1,402)	$(37)	$(6,938)
2021
Balance at beginning of period	$2,417	$—	$(189)	$(1,842)	$(64)	$322
Changes in unrealized gains (losses)	(3,378)	—	99	—	—	(3,279)
Foreign currency translation adjustment (a)	—	—	—	—	25	25
Reclassification to earnings of realized (gains) losses	(25)	—	4	39	—	18
Applicable income taxes	861	—	(26)	(10)	(6)	819
Balance at end of period	$(125)	$—	$(112)	$(1,813)	$(45)	$(2,095)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.
Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings for the three months ended March 31, is as follows:

	Impact to Net Income		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2022	2021
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$18	$25	Securities gains (losses), net
	(5)	(6)	Applicable income taxes
	13	19	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	(42)	—	Interest income
	11	—	Applicable income taxes
	(31)	—	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(11)	(4)	Interest expense
	3	1	Applicable income taxes
	(8)	(3)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(32)	(39)	Other noninterest expense
	8	10	Applicable income taxes
	(24)	(29)	Net-of-tax
Total impact to net income	$(50)	$(13)

52	U.S. Bancorp

Note 10	Earnings Per Share
The components of earnings per share were:

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2022	2021
Net income attributable to U.S. Bancorp	$1,557	$2,280
Preferred dividends	(84)	(90)
Impact of preferred stock call (a)	—	(5)
Earnings allocated to participating stock awards	(7)	(10)
Net income applicable to U.S. Bancorp common shareholders	$1,466	$2,175
Average common shares outstanding	1,485	1,502
Net effect of the exercise and assumed purchase of stock awards	1	1
Average diluted common shares outstanding	1,486	1,503
Earnings per common share	$.99	$1.45
Diluted earnings per common share	$.99	$1.45

(a)
Represents stock issuance costs originally recorded in preferred stock upon issuance of the Company’s Series I Preferred Stock that were reclassified to retained earnings on the date the Company announced its intent to redeem the outstanding shares.

Options outstanding at March 31, 2021 to purchase 1 million common shares, were not included in the computation of diluted earnings per share for the three months ended March 31, 2021 because they were antidilutive.

Note 11	Employee Benefits
The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended March 31
	Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2022	2021	2022	2021
Service cost	$69	$66	$—	$—
Interest cost	61	55	—	—
Expected return on plan assets	(119)	(112)	—	—
Prior service cost (credit) amortization	(1)	—	—	(1)
Actuarial loss (gain) amortization	35	42	(2)	(2)
Net periodic benefit cost (a)	$45	$51	$(2)	$(3)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

Note 12	Income Taxes
The components of income tax expense were:

	Three Months Ended March 31
(Dollars in Millions)	2022	2021
Federal
Current	$404	$353
Deferred	(102)	130
Federal income tax	302	483
State
Current	89	94
Deferred	6	30

State income tax	95	124
Total income tax provision	$397	$607

U.S. Bancorp	53

A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended March 31
(Dollars in Millions)	2022	2021
Tax at statutory rate	$411	$607
State income tax, at statutory rates, net of federal tax benefit	84	114
Tax effect of
Tax credits and benefits, net of related expenses	(106)	(93)
Tax-exempt income	(28)	(28)
Other items	36	7
Applicable income taxes	$397	$607
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2022, federal tax examinations for all years ending through December 31, 2014 are completed and resolved. The Company’s tax returns for the years ended December 31, 2015, 2016, 2017 and 2018 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $2.6 billion at March 31, 2022 and $785 million at December 31, 2021.

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
Cash Flow Hedges
These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At March 31, 2022, the Company had $77 million (net-of-tax) of realized and unrealized losses on discontinued cash flow hedges recorded in other comprehensive income (loss), compared with
$85 million
(net-of-tax)
of realized and unrealized losses at December 31, 2021. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $27 million
(net-of-tax).
There were no
 derivatives held as
cash flow hedges at March 31, 2022 and December 31, 2021.
Net Investment Hedges
 The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative
debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative
debt instruments designated as net investment hedges was $1.3 billion at March 31, 2022, and December 31, 2021.

54	U.S. Bancorp

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
The following table summarizes the asset and liability management derivative positions of the Company:

	March 31, 2022			December 31, 2021
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$2,250	$—	$—	$12,350	$—	$—
Pay fixed/receive floating swaps	8,600	—	—	16,650	—	—
Net investment hedges
Foreign exchange forward contracts	807	—	7	793	—	4
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	16,432	54	179	9,322	10	16
Sell	12,509	193	60	29,348	25	27
Options
Purchased	9,310	281	—	18,570	256	—
Written	10,783	15	165	9,662	52	231
Receive fixed/pay floating swaps	10,829	—	—	9,653	—	—
Pay fixed/receive floating swaps	13,666	—	—	7,033	—	—
Foreign exchange forward contracts	647	1	5	735	2	6
Equity contracts	212	4	1	209	5	—
Other (a)	2,753	5	100	1,792	—	125
Total	$88,798	$553	$517	$116,117	$350	$409

(a)
Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $1.8 billion and $95 million at March 31, 2022, respectively, compared to $1.8 billion and $125 million at December 31, 2021, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $973 million at March 31, 2022, and $8 million at December 31, 2021.

U.S. Bancorp	55

The following table summarizes the customer-related derivative positions of the Company:

	March 31, 2022			December 31, 2021
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts
Receive fixed/pay floating swaps	$189,323	$752	$2,028	$178,701	$2,007	$438
Pay fixed/receive floating swaps	181,909	831	341	174,176	134	670
Other (a)	17,471	1	3	16,267	1	2
Options
Purchased	87,564	667	2	89,679	194	36
Written	84,177	2	649	85,211	36	176
Futures
Buy	291	—	—	3,607	—	—
Sell	5,185	—	—	3,941	—	—
Foreign exchange rate contracts
Forwards, spots and swaps	102,688	1,468	1,473	89,321	1,145	1,143
Options
Purchased	910	25	—	805	19	—
Written	910	—	25	805	—	19
Credit contracts	9,537	1	10	9,331	1	5
Total	$679,965	$3,747	$4,531	$651,844	$3,537	$2,489

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.
The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings
(net-of-tax)
for the three months ended March 31:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2022	2021	2022	2021
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$—	$74	$(8)	$(3)
Net investment hedges
Foreign exchange forward contracts	(1)	7	—	—
Non-derivative debt instruments	20	48	—	—

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.
The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income for the three months ended March 31:

	Interest Income		Interest Expense
(Dollars in Millions)	2022	2021	2022	2021
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$3,418	$3,341	$245	$278

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	517	(1)	72	55
Hedged items	(518)	1	(71)	(55)
Cash flow hedges
Interest rate contract derivatives	—	—	11	4

Note:
The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $11 million and $15 million into earnings during the three months ended March 31, 2022 and 2021, respectively, as a result of realized cash flows on discontinued cash flow hedges. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.

56	U.S. Bancorp

The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment (a)
At December 31 (Dollars in Millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities	$7,962	$16,445	$(579)	$(26)
Long-term debt	2,148	12,278	382	585

(a)
The cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale
investment securities and long-term debt was $
(40
) million and $509 million, respectively, at March 31, 2022, compared with $(6) million and $640 million at December 31, 2021, respectively.

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions for the three months ended March 31:

(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2022	2021
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$223	$430
Purchased and written options	Mortgage banking revenue	(47)	12
Swaps	Mortgage banking revenue	(204)	(390)
Foreign exchange forward contracts	Other noninterest income	(3)	(3)
Equity contracts	Compensation expense	(2)	4
Other	Other noninterest income	(1)	—
Customer-Related Position s
Interest rate contracts
Swaps	Commercial products revenue	17	27
Purchased and written options	Commercial products revenue	4	(7)
Futures	Commercial products revenue	16	—
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	15	19
Credit contracts	Commercial products revenue	5	2
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at March 31, 2022, was $1.2 billion. At March 31, 2022, the Company had $841 million of cash posted as collateral against this net liability position.

Note 14	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $768.8 billion total notional amount of derivative positions at March 31, 2022, $413.4 billion related to

U.S. Bancorp	57

bilateral over-the-counter trades, $349.3 billion related to those centrally cleared through clearinghouses and $6.1 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 13 for further discussion of the Company’s derivatives, including collateral arrangements.
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

58	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
March 31, 2022
Repurchase agreements
U.S. Treasury and agencies	$499	$–	$–	$–	$499
Residential agency mortgage-backed securities	843	–	–	–	843
Corporate debt securities	537	–	–	–	537
Total repurchase agreements	1,879	–	–	–	1,879
Securities loaned
Corporate debt securities	70	–	–	–	70
Total securities loaned	70	–	–	–	70
Gross amount of recognized liabilities	$1,949	$–	$–	$–	$1,949
December 31, 2021
Repurchase agreements
U.S. Treasury and agencies	$378	$–	$–	$–	$378
Residential agency mortgage-backed securities	551	–	–	–	551
Corporate debt securities	646	–	–	–	646
Total repurchase agreements	1,575	–	–	–	1,575
Securities loaned
Corporate debt securities	169	–	–	–	169
Total securities loaned	169	–	–	–	169
Gross amount of recognized liabilities	$1,744	$–	$–	$–	$1,744
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
The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

(Dollars in Millions)	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Received (c)
March 31, 2022
Derivative assets (d)	$4,279	$(2,313)	$1,966	$(168)	$(24)	$1,774
Reverse repurchase agreements	506	–	506	(405)	(101)	–
Securities borrowed	1,452	–	1,452	–	(1,412)	40
Total	$6,237	$(2,313)	$3,924	$(573)	$(1,537)	$1,814
December 31, 2021
Derivative assets (d)	$3,830	$(1,609)	$2,221	$(142)	$(106)	$1,973
Reverse repurchase agreements	359	–	359	(249)	(110)	–
Securities borrowed	1,868	–	1,868	–	(1,818)	50
Total	$6,057	$(1,609)	$4,448	$(391)	$(2,034)	$2,023

(a)	Includes $1.1 billion and $528 million of cash collateral related payables that were netted against derivative assets at March 31, 2022 and December 31, 2021, respectively.
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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $21 million and $57 million at March 31, 2022 and December 31, 2021, respectively, of derivative assets not subject to netting arrangements.

U.S. Bancorp	59

(Dollars in Millions)	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Received (c)
March 31, 2022
Derivative liabilities (d)	$4,908	$(2,084)	$2,824	$(168)	$–	$2,656
Repurchase agreements	1,879	–	1,879	(405)	(1,474)	–
Securities loaned	70	–	70	–	(69)	1
Total	$6,857	$(2,084)	$4,773	$(573)	$(1,543)	$2,657
December 31, 2021
Derivative liabilities (d)	$2,761	$(1,589)	$1,172	$(142)	$–	$1,030
Repurchase agreements	1,575	–	1,575	(249)	(1,326)	–
Securities loaned	169	–	169	–	(167)	2
Total	$4,505	$(1,589)	$2,916	$(391)	$(1,493)	$1,032

(a)	Includes $841 million and $508 million of cash collateral related receivables that were netted against derivative liabilities at March 31, 2022 and December 31, 2021, respectively.
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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $140 million and $137 million at March 31, 2022 and December 31, 2021, respectively, of derivative liabilities not subject to netting arrangements.

Note 15	Fair Values of Assets and Liabilities
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

60	U.S. Bancorp

assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the three months ended March 31, 2022 and 2021, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale

MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net losses of
$234
million and
$215 million for the three months ended March 31, 2022 and 2021, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
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

U.S. Bancorp	61

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
The following table shows the significant valuation assumption ranges for MSRs at March 31, 2022:

	Minimum	Maximum	Weighted- Average (a)
Expected prepayment	7%	12%	9%
Option adjusted spread	5	11	6

(a)	Determined based on the relative fair value of the related mortgage loans serviced.
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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at March 31, 2022:

	Minimum	Maximum	Weighted- Average (a)
Expected loan close rate	6%	100%	82%
Inherent MSR value (basis points per loan)	38	207	110

(a)	Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At March 31, 2022, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 798 percent and 2 percent, respectively.

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
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2022
Available-for-sale securities
U.S. Treasury and agencies	$20,924	$5,426	$–	$–	$26,350
Mortgage-backed securities
Residential agency	–	78,992	–	–	78,992
Commercial agency	–	7,963	–	–	7,963
Asset-backed securities	–	–	7	–	7
Obligations of state and political subdivisions	–	10,273	1	–	10,274
Other	–	7	–	–	7
Total available-for-sale	20,924	102,661	8	–	123,593
Mortgage loans held for sale	–	2,203	–	–	2,203
Mortgage servicing rights	–	–	3,432	–	3,432
Derivative assets	5	3,385	910	(2,313)	1,987
Other assets	256	1,589	–	–	1,845
Total	$21,185	$109,838	$4,350	$(2,313)	$133,060
Derivative liabilities	$–	$3,127	$1,921	$(2,084)	$2,964
Short-term borrowings and other liabilities (a)	215	1,429	–	–	1,644
Total	$215	$4,556	$1,921	$(2,084)	$4,608
December 31, 2021
Available-for-sale securities
U.S. Treasury and agencies	$30,917	$5,692	$–	$–	$36,609
Mortgage-backed securities
Residential agenc y	–	77,079	–	–	77,079
Commercial agency	–	8,485	–	–	8,485
Asset-backed securities	–	59	7	–	66
Obligations of state and political subdivisions	–	10,716	1	–	10,717
Other	–	7	–	–	7
Total available-for-sale	30,917	102,038	8	–	132,963
Mortgage loans held for sale	–	6,623	–	–	6,623
Mortgage servicing rights	–	–	2,953	–	2,953
Derivative assets	8	2,490	1,389	(1,609)	2,278
Other assets	278	1,921	–	–	2,199
Total	$31,203	$113,072	$4,350	$(1,609)	$147,016
Derivative liabilities	$–	$2,308	$590	$(1,589)	$1,309
Short-term borrowings and other liabilities (a)	209	1,837	–	–	2,046
Total	$209	$4,145	$590	$(1,589)	$3,355

Note:
Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $80 million and $79 million at March 31, 2022 and December 31, 2021, respectively. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first three months of 2022 and 2021, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp	63

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2022
Available-for-sale securities

Asset-backed securities	$7	$–		$–	$–	$–		$–	$7	$–
Obligations of state and political subdivisions	1	–		–	–	–		–	1	–
Total available-for-sale	8	–		–	–	–		–	8	–
Mortgage servicing rights	2,953	238	(a)	3	1	237	(c)	–	3,432	238	(a)
Net derivative assets and liabilities	799	(1,867	) (b)	11	(1)	–		$47	(1,011)	(1,697	) (d)

2021
Available-for-sale securities
Asset-backed securities	$7	$–		$–	$–	$–		$–	$7	$–
Obligations of state and political subdivisions	1	–		–	–	–		–	1	–
Total available-for-sale	8	–		–	–	–		–	8	–
Mortgage servicing rights	2,210	242	(a)	16	–	319	(c)	–	2,787	242	(a)
Net derivative assets and liabilities	2,326	(935	) (e)	2	–	–		(237)	1,156	(900	) (f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $(83) million, $(1.8) billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $(24) million, $(1.7) billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $60 million included in mortgage banking revenue and $(995) million included in commercial products revenue.
(f)	Approximately $78 million included in mortgage banking revenue and $(978) million included in commercial products revenue.
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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	March 31, 2022				December 31, 2021
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Loans (a)	$–	$–	$28	$28	$–	$–	$59	$59

Other assets (b)	–	–	3	3	–	–	77	77

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31:

(Dollars in Millions)	2022	2021

Loans (a)	$11	$31

Other assets (b)	1	1

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

64	U.S. Bancorp

Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	March 31, 2022			December 31, 2021
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$2,203	$2,200	$3	$6,623	$6,453	$170
Nonaccrual loans	1	1	–	1	1	–
Loans 90 days or more past due	2	2	–	2	2	–

Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of March 31, 2022 and December 31, 2021. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2022					December 31, 2021
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$44,303	$44,303	$–	$–	$44,303	$28,905	$28,905	$–	$–	$28,905
Federal funds sold and securities purchased under resale agreements	513	–	513	–	513	359	–	359	–	359
Investment securities held-to-maturity	43,654	–	40,572	–	40,572	41,858	–	41,812	–	41,812
Loans held for sale (a)	1,118	–	–	1,118	1,118	1,152	–	–	1,152	1,152
Loans	313,270	–	–	311,120	311,120	306,304	–	–	312,724	312,724
Other (b)	1,941	–	1,129	812	1,941	1,521	–	630	891	1,521
Financial Liabilities
Time deposits	24,304	–	23,952	–	23,952	22,665	–	22,644	–	22,644
Short-term borrowings (c)	19,398	–	19,140	–	19,140	9,750	–	9,646	–	9,646
Long-term debt	32,931	–	32,228	–	32,228	32,125	–	32,547	–	32,547
Other (d)	3,797	–	1,151	2,646	3,797	3,862	–	1,170	2,692	3,862

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Includes investments in Federal Reserve Bank and Federal Home Loan Bank stock and tax-advantaged investments.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.
(d)	Includes operating lease liabilities and liabilities related to tax-advantaged investments.
The fair value of unfunded commitments, deferred
non-yield
related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield
related loan fees and standby letters of credit was $504 million and $495 million at March 31, 2022 and December 31, 2021, respectively. The carrying value of other guarantees was $212 million and $245 million at March 31, 2022 and December 31, 2021, respectively.

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

U.S. Bancorp	65

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
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2022:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$–	$55	$9,705
Third party borrowing arrangements	–	–	6
Securities lending indemnifications	10,342	–	9,933
Asset sales	–	85	7,382	(a)
Merchant processing	968	106	121,205
Tender option bond program guarantee	1,615	–	1,488
Other	–	21	1,331

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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2022, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $7.7 billion. The Company held collateral of $714 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At March 31, 2022, the liability was $90 million primarily related to these airline processing arrangements.

66	U.S. Bancorp

Asset Sales
The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At March 31, 2022, the Company had reserved $15 million for potential losses from representation and warranty obligations, compared with $18 million at December 31, 2021. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of March 31, 2022 and December 31, 2021, the Company had $27 million and $19 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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
Regulatory Matters
The Company is continually subject to examinations, inquiries and investigations in areas of heightened regulatory scrutiny, such as compliance, risk management, third-party risk management and consumer protection. For example, the Consumer Financial Protection Bureau (“CFPB”) has been investigating certain of the Company’s consumer sales practices and is now considering a potential enforcement action. The Company is engaged in discussions

with the CFPB on this matter and does not believe an enforcement action is warranted, but there can be no assurance that these discussions will result in a resolution. The Company is cooperating fully with all pending examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).
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

U.S. Bancorp	67

Note 17	Business Segments
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
Basis of Presentation
Business segment results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. The allowance for credit losses and related provision expense are allocated to the business segments according to the volume and credit quality of the loan balances managed, but with the impact of changes in economic forecasts recorded in Treasury and Corporate Support. Goodwill and other intangible assets are assigned to the business segments based on the mix of business of an entity acquired by the Company. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the business segments to support evaluation of business performance. Business segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. Generally, the determination of the amount of capital allocated to each business segment includes credit allocations following a Basel III regulatory framework. Interest income and expense is determined based on the assets and liabilities managed by the business segment. Because funding and asset/liability management is a central function, funds transfer-pricing methodologies are utilized to allocate a cost of funds used or credit for funds provided to all business segment assets and liabilities, respectively, using a matched funding concept. Also, each business unit is allocated the taxable-equivalent benefit of tax-exempt
products. The residual effect on net interest income of asset/liability management activities is included in Treasury and Corporate Support. Noninterest income and expenses directly managed by each business segment, including fees, service charges, salaries and benefits, and other direct revenues and costs are accounted for within each segment’s financial results in a manner similar to the consolidated financial statements. Occupancy costs are allocated based on utilization of facilities by the business segments. Generally, operating losses are charged to the business segment when the loss event is realized in a manner similar to a loan charge-off.
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

68	U.S. Bancorp

Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2022, certain organization and methodology changes were made and, accordingly, 2021 results were restated and presented on a comparable basis.

Business segment results for the three months ended March 31 were as follows:

	Corporate and Commercial Banking			Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2022		2021	2022	2021	2022		2021
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$735		$719	$1,517	$1,505	$274		$268
Noninterest income	245		268	461	569	596		531
Total net revenue	980		987	1,978	2,074	870		799
Nointerest expense	419		409	1,405	1,344	587		494
Income (loss) before provision and income taxes	561		578	573	730	283		305
Provision for credit losses	3		(48)	49	(37)	8		5
Income (loss) before income taxes	558		626	524	767	275		300
Income taxes and taxable-equivalent adjustment	140		157	131	192	69		75
Net income (loss)	418		469	393	575	206		225
Net (income) loss attributable to noncontrolling interests	–		–	–	–	–		–
Net income (loss) attributable to U.S. Bancorp	$418		$469	$393	$575	$206		$225

Average Balance Sheet
Loans	$115,634		$101,927	$141,106	$141,719	$20,666		$16,846
Other earning assets	4,676		4,321	4,381	10,177	259		279
Goodwill	1,912		1,647	3,261	3,475	1,761		1,619
Other intangible assets	4		5	3,176	2,493	265		42
Assets	127,651		114,069	157,696	164,131	24,446		20,120

Noninterest-bearing deposits	62,285		56,281	32,094	32,861	27,350		21,338
Interest-bearing deposits	86,618		71,377	166,765	151,406	69,909		83,474
Total deposits	148,903		127,658	198,859	184,267	97,259		104,812

Total U.S. Bancorp shareholders’ equity	13,710		14,354	12,275	12,496	3,595		3,034

	Payment Services			Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2022		2021	2022	2021	2022		2021
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$622		$629	$52	$(32)	$3,200		$3,089
Noninterest income	858	(a)	785 (a)	236	228	2,396	(b)	2,381	(b)
Total net revenue	1,480		1,414	288	196	5,596	(c)	5,470	(c)
Noninterest expense	854		805	237	327	3,502		3,379
Income (loss) before provision and income taxes	626		609	51	(131)	2,094		2,091
Provision for credit losses	130		(41)	(78)	(706)	112		(827)
Income (loss) before income taxes	496		650	129	575	1,982		2,918
Income taxes and taxable-equivalent adjustment	124		163	(40)	46	424		633
Net income (loss)	372		487	169	529	1,558		2,285
Net (income) loss attributable to noncontrolling interests	–		–	(1)	(5)	(1)		(5)
Net income (loss) attributable to U.S. Bancorp	$372		$487	$168	$524	$1,557		$2,280

Average Balance Sheet
Loans	$31,740		$29,630	$3,820	$3,867	$312,966		$293,989
Other earning assets	1,023		5	206,532	188,940	216,871		203,722
Goodwill	3,325		3,173	–	–	10,259		9,914
Other intangible assets	464		542	–	–	3,909		3,082
Assets	38,540		35,091	229,069	215,323	577,402		548,734

Noninterest-bearing deposits	3,673		5,264	2,561	2,608	127,963		118,352
Interest-bearing deposits	160		132	2,761	1,623	326,213		308,012
Total deposits	3,833		5,396	5,322	4,231	454,176		426,364

Total U.S. Bancorp shareholders’ equity	8,019		7,658	15,867	15,187	53,466		52,729

(a)	Presented net of related rewards and rebate costs and certain partner payments of $671 million and $535 million for the three months ended March 31, 2022 and 2021, respectively.
(b)	Includes revenue generated from certain contracts with customers of $1.9 billion and $1.7 billion for the three months ended March 31, 2022 and 2021, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangments, the Company recorded $204 million and $228 million of revenue for the three months ended March 31, 2022 and 2021, respectively, primarily consisting of interest income on sales-type and direct financing leases.

U.S. Bancorp	69

Note 18	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to March 31, 2022 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

70	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31
		2022			2021
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$174,762	$736	1.68%	$145,520	$534	1.47%	20.1%
Loans held for sale	5,479	60	4.40	10,032	67	2.69	(45.4)
Loans (b)
Commercial	112,822	629	2.26	102,091	673	2.67	10.5
Commercial real estate	39,084	295	3.06	38,786	305	3.19	.8
Residential mortgages	77,449	612	3.17	75,201	645	3.44	3.0
Credit card	21,842	562	10.44	21,144	578	11.08	3.3
Other retail	61,769	509	3.34	56,767	532	3.80	8.8
Total loans	312,966	2,607	3.37	293,989	2,733	3.76	6.5
Interest-bearing deposits with banks	29,851	14	.19	41,784	9	.08	(28.6)
Other earning assets	6,779	28	1.68	6,386	24	1.53	6.2
Total earning assets	529,837	3,445	2.62	497,711	3,367	2.73	6.5
Allowance for loan losses	(5,701)			(7,272)			21.6
Unrealized gain (loss) on investment securities	(2,551)			1,838			*
Other assets	55,817			56,457			(1.1)
Total assets	$577,402			$548,734			5.2
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$127,963			$118,352			8.1%
Interest-bearing deposits
Interest checking	115,062	9	.03	97,385	6	.02	18.2
Money market savings	119,588	52	.18	124,825	50	.16	(4.2)
Savings accounts	66,978	2	.01	58,848	2	.01	13.8
Time deposits	24,585	17	.28	26,954	27	.41	(8.8)
Total interest-bearing deposits	326,213	80	.10	308,012	85	.11	5.9
Short-term borrowings
Federal funds purchased	1,236	—	.04	1,471	—	.02	(16.0)
Securities sold under agreements to repurchase	1,895	1	.03	1,673	1	.04	13.3
Commercial paper	6,473	—	.01	6,145	—	—	5.3
Other short-term borrowings	9,434	20	.21	3,818	15	.40	*
Total short- term borrowings	19,038	21	.46	13,107	16	.51	45.3
Long-term debt	32,972	144	1.77	39,463	177	1.81	(16.4)
Total interest-bearing liabilities	378,223	245	.26	360,582	278	.31	4.9
Other liabilities	17,282			16,441			5.1
Shareholders’ equity
Preferred equity	6,619			6,213			6.5
Common equity	46,847			46,516			.7
Total U.S. Bancorp shareholders’ equity	53,466			52,729			1.4
Noncontrolling interests	468			630			(25.7)
Total equity	53,934			53,359			1.1
Total liabilities and equity	$577,402			$548,734			5.2
Net interest income		$3,200			$3,089
Gross interest margin			2.36%			2.42%
Gross interest margin without taxable-equivalent increments			2.34%			2.40%
Percent of Earning Assets
Interest income			2.62%			2.73%
Interest expense			.18			.23
Net interest margin			2.44%			2.50%
Net interest margin without taxable-equivalent increments			2.42%			2.48%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	71

Part II — Other Information
Item 1. Legal Proceedings
— See the information set forth in “Litigation and Regulatory Matters” in Note 16 in the Notes to Consolidated Financial Statements on page 67 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors
— There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, for discussion of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
— See the information set forth in the “Capital Management” section on page 26 of this Report for information regarding shares repurchased by the Company during the first quarter of 2022, which is incorporated herein by reference.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed on April 20, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 20, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

72	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ L ISA R. S TARK

Dated: May 3, 2022		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	73

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
Dated: May 3, 2022

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
Dated: May 3, 2022

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

(1)
The Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022 (the “Form
10-Q”)
of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ A NDREW C ECERE	/s/ T ERRANCE R. D OLAN
Andrew Cecere Chief Executive Officer Dated: May 3, 2022	Terrance R. Dolan Chief Financial Officer

76	U.S. Bancorp

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
then
Corporate Governance
, and then
Governance Documents
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
Accessibility
U.S. Bancorp is committed to providing ready access to our products and services so all of our customers, including people with disabilities, can succeed financially. To learn more, visit usbank.com and click on
Accessibility
.

This report has been produced on recycled paper.