Form 10-Q
period 2022-06-30
US BANCORP \DE\
filed 2022-08-04
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Rule 12b-2
of the Exchange Act.

Large accelerated file r ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2022
Common Stock, $0.01 Par Value	1,485,784,028 shares

Table of Contents and
Form 10-Q
Cross Reference Index

U.S. Bancorp	1

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This quarterly report on
Form 10-Q
contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “projects,” “forecasts,” “intends,” “plans,” “goals,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” Forward-looking statements involve inherent risks and uncertainties, including the following risks and uncertainties and the risks and uncertainties more fully discussed in the section entitled “Risk Factors” of Exhibit 13 to U.S. Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2021, which could cause actual results to differ materially from those anticipated. Continued deterioration in general business and economic conditions or turbulence in domestic or global financial markets could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities, reduce the availability of funding to certain financial institutions, lead to a tightening of credit, and increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices could affect U.S. Bancorp in substantial and unpredictable ways. U.S. Bancorp’s results could also be adversely affected by changes in interest rates; the impacts of the
COVID-19
pandemic on its business, financial position, results of operations, liquidity and prospects; increases in unemployment rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of its investment securities; legal and regulatory developments; litigation; increased competition from both banks and non-banks;
civil unrest; the effects of climate change; changes in customer behavior and preferences; breaches in data security, including as a result of work-from-home arrangements; failures to safeguard personal information; the impacts of international hostilities or geopolitical events; impacts of supply chain disruptions and rising inflation; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputation risk. In addition, U.S. Bancorp’s proposed acquisition of MUFG Union Bank presents risks and uncertainties, including, among others: the risk that the cost savings, any revenue synergies and other anticipated benefits of the proposed acquisition may not be realized or may take longer than anticipated to be realized; the risk that U.S. Bancorp’s business could be disrupted as a result of the announcement and pendency of the proposed acquisition and diversion of management’s attention from ongoing business operations and opportunities; the possibility that the proposed acquisition, including the integration of MUFG Union Bank, may be more costly or difficult to complete than anticipated; delays in closing the proposed acquisition; and the failure of required governmental approvals to be obtained or any other closing conditions in the definitive purchase agreement to be satisfied.
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

2	U.S. Bancorp

Table 1	Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2022	2021	Percent Change	2022	2021	Percent Change
Condensed Income Statement
Net interest income	$3,435	$3,137	9.5%	$6,608	$6,200	6.6%
Taxable-equivalent adjustment (a)	29	27	7.4	56	53	5.7
Net interest income (taxable-equivalent basis) (b)	3,464	3,164	9.5	6,664	6,253	6.6
Noninterest income	2,548	2,619	(2.7)	4,944	5,000	(1.1)
Total net revenue	6,012	5,783	4.0	11,608	11,253	3.2
Noninterest expense	3,724	3,387	9.9	7,226	6,766	6.8
Provision for credit losses	311	(170)	*	423	(997)	*
Income before taxes	1,977	2,566	(23.0)	3,959	5,484	(27.8)
Income taxes and taxable-equivalent adjustment	443	578	(23.4)	867	1,211	(28.4)
Net income	1,534	1,988	(22.8)	3,092	4,273	(27.6)
Net (income) loss attributable to noncontrolling interests	(3)	(6)	50.0	(4)	(11)	63.6
Net income attributable to U.S. Bancorp	$1,531	$1,982	(22.8)	$3,088	$4,262	(27.5)
Net income applicable to U.S. Bancorp common shareholders	$1,464	$1,914	(23.5)	$2,930	$4,089	(28.3)
Per Common Share
Earnings per share	$.99	$1.29	(23.3)%	$1.97	$2.73	(27.8)%
Diluted earnings per share	.99	1.28	(22.7)	1.97	2.73	(27.8)
Dividends declared per share	.46	.42	9.5	.92	.84	9.5
Book value per share (c)	28.13	31.74	(11.4)
Market value per share	46.02	56.97	(19.2)
Average common shares outstanding	1,486	1,489	(.2)	1,485	1,495	(.7)
Average diluted common shares outstanding	1,487	1,490	(.2)	1,486	1,497	(.7)
Financial Ratios
Return on average assets	1.06%	1.44%		1.08%	1.56%
Return on average common equity	13.9	16.3		13.3	17.6
Net interest margin (taxable-equivalent basis) (a)	2.59	2.53		2.51	2.52
Efficiency ratio (b)	62.1	59.0		62.4	60.5
Net charge-offs as a percent of average loans outstanding	.20	.25		.20	.28
Average Balances
Loans	$324,187	$294,284	10.2%	$318,608	$294,138	8.3%
Loans held for sale	3,688	7,825	(52.9)	4,579	8,922	(48.7)
Investment securities (d)	171,296	160,615	6.7	173,019	153,109	13.0
Earning assets	536,761	500,751	7.2	533,318	499,239	6.8
Assets	579,911	551,365	5.2	578,663	550,057	5.2
Noninterest-bearing deposits	120,827	125,297	(3.6)	124,375	121,844	2.1
Deposits	456,516	429,210	6.4	455,352	427,795	6.4
Short-term borrowings	23,294	16,462	41.5	21,178	14,794	43.2
Long-term debt	31,390	36,190	(13.3)	32,177	37,817	(14.9)
Total U.S. Bancorp shareholders’ equity	49,166	52,962	(7.2)	51,304	52,846	(2.9)

	June 30, 2022	December 31, 2021
Period End Balances
Loans	$332,369	$312,028	6.5%
Investment securities	160,309	174,821	(8.3)
Assets	591,381	573,284	3.2
Deposits	467,102	456,083	2.4
Long-term debt	29,408	32,125	(8.5)
Total U.S. Bancorp shareholders’ equity	48,605	54,918	(11.5)
Asset Quality
Nonperforming assets	$770	$878	(12.3)%
Allowance for credit losses	6,255	6,155	1.6
Allowance for credit losses as a percentage of period-end loans	1.88%	1.97%
Capital Ratios
Common equity tier 1 capital	9.7%	10.0%
Tier 1 capital	11.4	11.6
Total risk-based capital	13.2	13.4
Leverage	8.6	8.6
Total leverage exposure	7.1	6.9
Tangible common equity to tangible assets (b)	5.5	6.8
Tangible common equity to risk-weighted assets (b)	7.2	9.2
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (b)	9.4	9.6

*	Not meaningful
(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 31.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)
Excludes unrealized gains and losses on
available-for-sale
investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale
to
held-to-maturity.

U.S. Bancorp	3

Management’s Discussion and Analysis

OVERVIEW
Earnings Summary
U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.5 billion for the second quarter of 2022, or $0.99 per diluted common share, compared with $2.0 billion, or $1.28 per diluted common share, for the second quarter of 2021. Return on average assets and return on average common equity were 1.06 percent and 13.9 percent, respectively, for the second quarter of 2022, compared with 1.44 percent and 16.3 percent, respectively, for the second quarter of 2021. The results for the second quarter of 2022 included the impact of $197 million ($153 million net-of-tax) of merger and integration-related charges associated with the planned acquisition of MUFG Union Bank’s core regional banking franchise from Mitsubishi UFJ Financial Group, Inc. (“MUFG”), which decreased diluted earnings per common share by $0.10.
Total net revenue for the second quarter of 2022 was $229 million (4.0 percent) higher than the second quarter of 2021, reflecting a 9.5 percent increase in net interest income and a 2.7 percent decrease in noninterest income. The increase in net interest income from the second quarter of 2021 was primarily due to higher average loan and investment securities balances, as well as rising interest rates in the current year and the impact of a favorable yield curve on earning assets, partially offset by deposit pricing changes and lower loan fees driven by the impact of loan forgiveness related to the Small Business Administration (“SBA”) Paycheck Protection Program in the second quarter of 2021. The reduction in noninterest income reflected lower mortgage banking revenue as refinancing activities declined, lower other noninterest income and lower gains on the sale of securities, mostly offset by higher payment services revenue and trust and investment management fees.
Noninterest expense in the second quarter of 2022 was $337 million (9.9 percent) higher than the second quarter of 2021, reflecting increases in compensation expense, employee benefits expense, marketing and business development expense, and the impact of merger and integration-related charges of $197 million.
The provision for credit losses for the second quarter of 2022 was $311 million, compared with a benefit of $170 million for the second quarter of 2021. The provision for credit losses in the second quarter of 2022 reflected the impact of loan growth and increasing economic uncertainty. The provision for credit losses for the second quarter of 2021 reflected a decrease in the allowance for credit losses as a result of improving economic conditions and credit quality. Net charge-offs in the second quarter of 2022 were $161 million, compared with $180 million in the second quarter of 2021. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Net income attributable to U.S. Bancorp for the first six months of 2022 was $3.1 billion, or $1.97 per diluted common share, compared with $4.3 billion, or $2.73 per diluted common share, for the first six months of 2021. Return on average assets and return on average common equity were 1.08 percent and 13.3 percent, respectively, for the first six months of 2022, compared with 1.56 percent and 17.6 percent, respectively, for the first six months of 2021.
Total net revenue for the first six months of 2022 was $355 million (3.2 percent) higher than the first six months of 2021, reflecting a 6.6 percent increase in net interest income and a 1.1 percent decrease in noninterest income. The increase in net interest income from the first six months of 2021 was primarily due to higher average loan and investment securities balances, as well as rising interest rates in the current year and the impact of a favorable yield curve on earning assets, partially offset by deposit pricing changes and lower loan fees driven by the impact of loan forgiveness related to the SBA Paycheck Protection Program in the first six months of 2021. The reduction in noninterest income reflected lower mortgage banking revenue, lower other noninterest income and lower gains on the sale of securities, mostly offset by higher payment services revenue and trust and investment management fees.
Noninterest expense in the first six months of 2022 was $460 million (6.8 percent) higher than the first six months of 2021, reflecting increases in compensation expense, employee benefits expense, marketing and business development expense, professional services expense and the impact of merger and integration-related charges of $197 million.
The provision for credit losses for the first six months of 2022 was $423 million, compared with a benefit of

4	U.S. Bancorp

$997 million for the first six months of 2021. The provision for credit losses for the first six months of 2022 reflected the impact of loan growth and increasing economic uncertainty. The provision for credit losses for the first six months of 2021 reflected a decrease in the allowance for credit losses as a result of improving economic conditions and credit quality. Net charge-offs in the first six months of 2022 were $323 million, compared with $403 million in the first six months of 2021. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Pending Acquisition
 In September 2021, the Company announced that it entered into a definitive agreement to acquire MUFG Union Bank’s core regional banking franchise, for an expected purchase price of approximately $8.0 billion, including $5.5 billion in cash and approximately 44 million shares of the Company’s common stock. The transaction excludes the purchase of substantially all of MUFG Union Bank’s Global Corporate & Investment Bank (other than certain deposits), certain middle and back office functions, and other assets. MUFG Union Bank has approximately 300 branches in California, Washington and Oregon and is expected to add approximately $105 billion in total assets, $58 billion of loans and $90 billion of deposits to the Company’s consolidated balance sheet. Closing of the transaction is subject to customary closing conditions, including regulatory approvals which are not within the Company’s control. The parties continue to make significant progress in planning for closing and integration while awaiting regulatory approvals. At this time, the Company expects to receive U.S. regulatory approvals in time for closing to occur in the second half of 2022.
STATEMENT OF INCOME ANALYSIS
Net Interest Income
 Net interest income, on a taxable-equivalent basis, was $3.5 billion in the second quarter and $6.7 billion in the first six months of 2022, representing increases of $300 million (9.5 percent) and $411 million (6.6 percent), respectively, compared with the same periods of 2021. The increases were primarily due to higher loan and investment securities balances, in addition to rising interest rates in the current year and a favorable yield curve impacting earning assets, partially offset by deposit pricing changes and lower loan fees driven by the impact of loan forgiveness related to the SBA Paycheck Protection Program in the first six months of 2021. Average earning assets for the second quarter and first six months of 2022 were $36.0 billion (7.2 percent) and $34.1 billion (6.8 percent) higher, respectively, than the same periods of the prior year, reflecting increases in investment securities and loans, partially offset by decreases in interest-bearing deposits with banks. The net interest margin, on a taxable-equivalent basis, in the second quarter and first six months of 2022 was 2.59 percent and 2.51 percent, respectively, compared with 2.53 percent and 2.52 percent in the second quarter and first six months of 2021, respectively. The increase in net interest margin in the second quarter of 2022, compared with the second quarter of 2021, was primarily due to the net impact of rising interest rates in the current year and higher yields in the investment portfolio, partially offset by deposit pricing and loan mix changes. The decrease in net interest margin in the first six months of 2022, compared with the first six months of 2021, was primarily driven by earning asset mix and lower loan fees driven by the impact of loan forgiveness related to the SBA Paycheck Protection Program. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average total loans in the second quarter and first six months of 2022 were $29.9 billion (10.2 percent) and $24.5 billion (8.3 percent) higher, respectively, than the same periods of 2021. The increases were primarily due to strong growth in commercial loans, residential mortgages and other retail loans. The increase in commercial loans was primarily due to higher utilization driven by working capital needs of corporate customers, slower payoffs given higher volatility in the capital markets, as well as core growth, partially offset by expected reductions related to the forgiveness of loans in the SBA Paycheck Protection Program. The increase in residential mortgages was driven by stronger on-balance
sheet loan activities and slower refinance activity. The increase in other retail loans was driven by higher auto and recreational vehicle loans, partially offset by lower retail leasing balances and home equity and second mortgages.
Average investment securities in the second quarter and first six months of 2022 were $10.7 billion (6.7 percent) and $19.9 billion (13.0 percent) higher, respectively, than the same periods of 2021, primarily due to purchases of mortgage-backed and U.S. Treasury securities, net of prepayments, sales and maturities.
Average total deposits for the second quarter and first six months of 2022 were $27.3 billion (6.4 percent) and $27.6 billion (6.4 percent) higher, respectively, than the same periods of 2021. Average total savings deposits for the second quarter and first six months of 2022 were $29.7 billion (10.6 percent) and $25.1 billion (9.0 percent) higher, respectively, than the same periods of the prior year, driven by increases in Corporate and Commercial Banking, and Consumer and Business

U.S. Bancorp	5

Banking balances. Average time deposits for the second quarter and first six months of 2022 were $2.1 billion (8.5 percent) higher and $115 million (0.4 percent) lower, respectively, than the same periods of the prior year. The changes in time deposits were primarily driven by increases in Corporate and Commercial Banking balances, offset by decreases in Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Average noninterest-bearing deposits for the second quarter of 2022 were $4.5 billion (3.6 percent) lower than the second quarter of 2021, driven by decreases in Corporate and Commercial Banking, Consumer and Business Banking, and Payment Services balances, partially offset by an increase in Wealth Management and Investment Services balances. Average noninterest-bearing deposits for the first six months of 2022 were $2.5 billion (2.1 percent) higher than the first six months of 2021, primarily due to increases in Wealth Management and Investment Services, and Corporate and Commercial Banking balances, partially offset by decreases in Payment Services and Consumer and Business Banking balances.
Provision for Credit Losses
 The provision for credit losses was $311 million in the second quarter and $423 million in first six months of 2022, compared with a benefit of $170 million and $997 million, respectively, for the same periods of 2021. The provision for credit losses in the second quarter and first six months of 2022 reflected the impact of loan growth and increasing economic uncertainty primarily associated with ongoing supply chain challenges and rising inflationary concerns. The provision for credit losses in the second quarter and first six months of 2021 reflected the enactment of additional government stimulus programs and widespread
COVID-19
vaccine availability, contributing to economic improvement during the period, which resulted in significant decreases in the allowance for credit losses. Net charge-offs decreased $19 million (10.6 percent) in the second quarter and $80 million (19.9 percent) in the first six months of 2022, compared with the same periods of the prior year, primarily driven by lower credit card net charge-offs. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income
 Noninterest income was $2.5 billion in the second quarter and $4.9 billion in the first six months of 2022, representing decreases of $71 million (2.7 percent) and $56 million (1.1 percent), respectively, compared with the same periods of 2021. The decreases from the prior year reflected lower mortgage banking revenue, lower other noninterest income and lower gains on the sale of securities, mostly offset by higher payment services revenue and trust and investment management fees. Mortgage banking revenue decreased primarily due to lower application volume, given declining refinance activities experienced in the mortgage industry, lower related gain on sale margins and lower performing loan sales, partially offset by increases in mortgage servicing rights (“MSRs”) valuations, net of hedging activities. Other noninterest income decreased primarily due to lower retail leasing end-of-term residual gains and lower gains on sales of certain assets. Payment services revenue increased as a result of increases in corporate payment products revenue due to higher sales volume and increases in merchant processing services revenue driven by higher sales volume and merchant fees. Trust and investment management fees increased primarily due to business growth, activity related to the fourth quarter of 2021 acquisition of PFM Asset Management LLC (“PFM”) and lower money market fee waivers.

Table 2	Noninterest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2022	2021	Percent Change	2022	2021	Percent Change
Credit and debit card revenue	$399	$396	.8%	$737	$732	.7%
Corporate payment products revenue	172	138	24.6	330	264	25.0
Merchant processing services	425	374	13.6	788	692	13.9
Trust and investment management fees	566	446	26.9	1,066	890	19.8
Deposit service charges	165	176	(6.3)	342	337	1.5
Treasury management fees	169	160	5.6	325	307	5.9
Commercial products revenue	290	280	3.6	556	560	(.7)
Mortgage banking revenue	142	346	(59.0)	342	645	(47.0)
Investment products fees	59	60	(1.7)	121	115	5.2
Securities gains (losses), net	19	43	(55.8)	37	68	(45.6)
Other	142	200	(29.0)	300	390	(23.1)
Total noninterest income	$2,548	$2,619	(2.7)%	$4,944	$5,000	(1.1)%

6	U.S. Bancorp

Noninterest Expense
 Noninterest expense was $3.7 billion in the second quarter and $7.2 billion in the first six months of 2022, representing increases of $337 million (9.9 percent) and $460 million (6.8 percent), respectively, over the same periods of 2021. The increases from the prior year reflected higher compensation expense, employee benefits expense, marketing and business development expense, and the impact of merger and integration-related charges associated with the planned acquisition of MUFG Union Bank. Compensation expense increased primarily due to merit increases and hiring to support business growth, partially offset by lower performance-based incentives. Employee benefits expense increased primarily driven by higher medical expenses. Marketing and business development expense increased due to increased travel and entertainment. Marketing and business development expense further increased in the first six months of 2022, compared with the first six months of 2021, due to the timing of marketing campaigns. Noninterest expense further increased in the first six months of 2022, compared with the first six months of 2021, due to higher professional services expense reflecting an increase in business investment and related initiatives during the current year.
Income Tax Expense
 The provision for income taxes was $414 million (an effective rate of 21.3 percent) for the second quarter and $811 million (an effective rate of 20.8 percent) for the first six months of 2022, compared with $551 million (an effective rate of 21.7 percent) and $1.2 billion (an effective rate of 21.3 percent) for the same periods of 2021, respectively. For further information on income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans
 The Company’s loan portfolio was $332.4 billion at June 30, 2022, compared with $312.0 billion at December 31, 2021, an increase of $20.4 billion (6.5 percent). The increase was driven by higher commercial loans, residential mortgages, credit card loans and commercial real estate loans, partially offset by lower other retail loans.
Commercial loans increased $14.0 billion (12.5 percent) at June 30, 2022, compared with December 31, 2021, due to higher utilization driven by working capital needs of corporate customers and slower payoffs given higher volatility in the capital markets, as well as core growth.
Residential mortgages held in the loan portfolio increased $5.6 billion (7.3 percent) at June 30, 2022, compared with December 31, 2021, due to stronger on-balance
sheet loan activities and slower refinance activity. Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Credit card loans increased $1.2 billion (5.3 percent) at June 30, 2022, compared with December 31, 2021, reflecting increased consumer spending and new account growth.
Commercial real estate loans increased $700 million (1.8 percent) at June 30, 2022, compared with December 31, 2021, primarily the result of new originations.
Other retail loans decreased $1.1 billion (1.8 percent) at June 30, 2022, compared with December 31, 2021, due to decreases in auto loans and retail leasing balances, partially offset by an increase in home equity loans.

Table 3	Noninterest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2022	2021	Percent Change	2022	2021	Percent Change
Compensation	$1,872	$1,798	4.1%	$3,725	$3,601	3.4%
Employee benefits	374	337	11.0	770	721	6.8
Net occupancy and equipment	265	258	2.7	534	521	2.5
Professional services	111	108	2.8	225	206	9.2
Marketing and business development	106	90	17.8	186	138	34.8
Technology and communications	350	362	(3.3)	699	721	(3.1)
Postage, printing and supplies	69	65	6.2	141	134	5.2
Other intangibles	40	40	—	87	78	11.5
Other	340	329	3.3	662	646	2.5
Total before merger and integration charges	3,527	3,387	4.1	7,029	6,766	3.9
Merger and integration charges	197	—	*	197	—	*
Total noninterest expense	$3,724	$3,387	9.9%	$7,226	$6,766	6.8%
Efficiency ratio (a)	62.1%	59.0%		62.4%	60.5%

*	Not meaningful
a)	See Non-GAAP Financial Measures beginning on page 31.

U.S. Bancorp	7

Table 4	Investment Securities

	June 30, 2022				December 31, 2021
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)
Held-to-maturity
U.S. Treasury and agencies	$1,343	$1,337	3.8	2.85%	$—	$—	—	—%
Mortgage-backed securities (a)	60,160	54,320	10.0	1.92	41,858	41,812	7.4	1.45
Total held-to-maturity	$61,503	$55,657	9.8	1.94%	$41,858	$41,812	7.4	1.45%
Available-for-sale
U.S. Treasury and agencies	$25,779	$23,767	6.9	1.95%	$36,648	$36,609	6.7	1.54%
Mortgage-backed securities (a)	71,544	65,316	8.0	1.96	85,394	85,564	4.9	1.58
Asset-backed securities (a)	—	—	—	—	62	66	5.2	1.53
Obligations of state and political subdivisions (b) (c)	10,925	9,716	13.0	3.64	10,130	10,717	6.6	3.67
Other	7	7	2.9	2.07	7	7	3.4	2.07
Total available-for-sale	$108,255	$98,806	8.2	2.13%	$132,241	$132,963	5.5	1.73%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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
Loans Held for Sale
 Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $3.9 billion at June 30, 2022, compared with $7.8 billion at December 31, 2021. The decrease in loans held for sale was principally due to a lower level of mortgage loan closings in the second quarter of 2022, compared with the fourth quarter of 2021. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).
Investment Securities
 Investment securities totaled $160.3 billion at June 30, 2022, compared with $174.8 billion at December 31, 2021. The $14.5 billion (8.3 percent) decrease was primarily due to an $11.4 billion unfavorable change in net unrealized gains (losses) on available-for-sale
investment securities and $2.3 billion of net investment sales and maturities. During the second quarter of 2022, the Company transferred $17.1 billion amortized cost ($15.7 billion fair value) of available-for-sale
investment securities to the
held-to-maturity
category to reflect its new intent for these securities. Subsequent to June 30, 2022, the Company transferred an additional $19.8 billion amortized cost ($17.6 billion fair value) of available-for-sale investment securities to the held-to-maturity category.
The Company’s
available-for-sale
investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At June 30, 2022, the Company’s net unrealized losses on available-for-sale
investment securities were $9.4 billion, compared with $722 million of net unrealized gains at December 31, 2021. The unfavorable change in net unrealized gains (losses) was primarily due to decreases in the fair value of mortgage-backed, U.S. Treasury and state and political securities as a result of changes in interest rates, partially offset by the impact of the transfer of available-for-sale
investment securities to the
held-to-maturity
category. Gross unrealized losses on
available-for-sale
investment securities totaled $9.5 billion at June 30, 2022, compared with $812 million at December 31, 2021. At June 30, 2022, the Company had no plans to sell securities with unrealized losses, and believed it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 4 and 15 in the Notes to Consolidated Financial Statements for further information on investment securities.
Deposits
 Total deposits were $467.1 billion at June 30, 2022, compared with $456.1 billion at December 31, 2021. The $11.0 billion (2.4 percent) increase in total

8	U.S. Bancorp

deposits reflected increases in total savings deposits and time deposits, partially offset by a decrease in noninterest-bearing deposits. Money market deposit balances increased $8.9 billion (7.6 percent) at June 30, 2022, compared with December 31, 2021, primarily due to higher Wealth Management and Investment Services, and Corporate and Commercial Banking balances. Savings account balances increased $2.3 billion (3.4 percent), driven by higher Consumer and Business Banking balances. Interest checking balances decreased $2.4 billion (2.0 percent), primarily due to lower Wealth Management and Investment Services balances, partially offset by higher Corporate and Commercial Banking, and Consumer and Business Banking balances. Time deposits increased $8.0 billion (35.1 percent) at June 30, 2022, compared with December 31, 2021, driven by higher Corporate and Commercial Banking balances, partially offset by lower Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Noninterest-bearing deposits decreased $5.8 billion (4.3 percent) at June 30, 2022, compared with December 31, 2021, primarily due to lower Corporate and Commercial Banking balances, partially offset by higher Wealth Management and Investment Services balances.
Borrowings
 The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $25.0 billion at June 30, 2022, compared with $11.8 billion at December 31, 2021. The $13.2 billion increase in short-term borrowings was primarily due to increases in short-term Federal Home Loan Bank (“FHLB”) advances and commercial paper balances. Long-term debt was $29.4 billion at June 30, 2022, compared with $32.1 billion at December 31, 2021. The $2.7 billion (8.5 percent) decrease was primarily due to $2.6 billion of bank note repayments and maturities, $1.3 billion of subordinated note repayments and $1.0 billion of medium-term note repayments, partially offset by $2.1 billion of medium-term note issuances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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

U.S. Bancorp	9

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

10	U.S. Bancorp

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
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off
portfolio. Home equity or second mortgage loans are junior lien closed-end
accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a
10-
or
15-year
fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a
10-
or
15-year
draw period during which a minimum payment is equivalent to the monthly interest, followed by a
20-
or
10-year
amortization period, respectively. At June 30, 2022, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates, consumer bankruptcy filings and other macroeconomic factors, customer payment history and credit scores, and in some cases, updated loan-to-value
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

U.S. Bancorp	11

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
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at June 30, 2022:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$4,391	$68,699	$73,090	89.0%
Over 80% through 90%	2	1,605	1,607	2.0
Over 90% through 100%	—	113	113	.2
Over 100%	—	39	39	—
No LTV available	—	17	17	—
Loans purchased from GNMA mortgage pools (a)	—	7,248	7,248	8.8
Total	$4,393	$77,721	$82,114	100.0%

(a)
Represents loans purchased and loans that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$9,557	$868	$10,425	95.0%
Over 80% through 90%	203	214	417	3.8
Over 90% through 100%	22	17	39	.4
Over 100%	33	3	36	.3
No LTV/CLTV available	54	2	56	.5
Total	$9,869	$1,104	$10,973	100.0%
Home equity and second mortgages were $11.0 billion at June 30, 2022, compared with $10.4 billion at December 31, 2021, and included $3.0 billion of home equity lines in a first lien position and $8.0 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at June 30, 2022, included approximately $2.7 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $5.3 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.
The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at June 30, 2022:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$2,755	$5,267	$8,022
Percent 30—89 days past due	.25%	.24%	.24%
Percent 90 days or more past due	.03%	.03%	.03%
Weighted-average CLTV	56%	54%	55%
Weighted-average credit score	785	786	785
See the “Analysis and Determination of the Allowance for Credit Losses” section for additional information on how the Company determines the allowance for credit losses for loans in a junior lien position.
Credit card and other retail loans are diversified across customer segments and geographies. Diversification in the credit card portfolio is achieved with broad customer relationship distribution through the Company’s and financial institution partners’ branches, retail and affinity partners, and digital channels.
The following table provides a summary of the Company’s credit card loan balances disaggregated based upon updated credit score at June 30, 2022:

Percent of Total (a)
Credit score > 660	88%
Credit score < 660	12
No credit score	—

(a)	Credit score distribution excludes loans serviced by others.
Loan Delinquencies
Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. Accruing loans 90 days or more past due totaled $423 million at June 30, 2022, compared with $472 million at December 31, 2021. These balances exclude loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off
timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.13 percent at June 30, 2022 compared with 0.15 percent at December 31, 2021.

12	U.S. Bancorp

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	June 30, 2022	December 31, 2021
Commercial
Commercial	.08%	.05%
Lease financing	—	—
Total commercial	.07	.04
Commercial Real Estate
Commercial mortgages	—	—
Construction and development	.04	.10
Total commercial real estate	.01	.03
Residential Mortgages (a)	.12	.24
Credit Card	.69	.73
Other Retail
Retail leasing	.03	.04
Home equity and second mortgages	.35	.35
Other	.05	.06
Total other retail	.10	.11
Total loans	.13%	.15%

90 days or more past due including nonperforming loans	June 30, 2022	December 31, 2021
Commercial	.19%	.20%
Commercial real estate	.53	.76
Residential mortgages (a)	.40	.53
Credit card	.69	.73
Other retail	.35	.35
Total loans	.35%	.42%

(a)
Delinquent loan ratios exclude $1.7 billion at June 30, 2022, and $1.5 billion at December 31, 2021, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 2.42 percent at June 30, 2022, and 2.43 percent at December 31, 2021.

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Residential Mortgages (a)
30-89 days	$100	$124	.12%	.15%
90 days or more	102	181	.12	.24
Nonperforming	223	226	.27	.30
Total	$425	$531	.52%	.69%
Credit Card
30-89 days	$200	$193	.84%	.86%
90 days or more	164	165	.69	.73
Nonperforming	—	—	—	—
Total	$364	$358	1.54%	1.59%
Other Retail
Retail Leasing
30-89 days	$25	$29	.39%	.40%
90 days or more	2	3	.03	.04
Nonperforming	9	10	.14	.14
Total	$36	$42	.55%	.58%
Home Equity and Second Mortgages
30-89 days	$35	$55	.32%	.53%
90 days or more	38	37	.35	.35
Nonperforming	118	116	1.08	1.11
Total	$191	$208	1.74%	1.99%
Other (b)
30-89 days	$176	$191	.41%	.43%
90 days or more	22	26	.05	.06
Nonperforming	21	24	.05	.05
Total	$219	$241	.51%	.54%

(a)
Excludes $642 million of loans
30-89
days past due and $1.7 billion of loans 90 days or more past due at June 30, 2022, purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that continue to accrue interest, compared with $791 million and $1.5 billion at December 31, 2021, respectively.

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
Troubled Debt Restructurings
Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At June 30, 2022, performing TDRs were $3.2 billion, compared with $3.1 billion at December 31, 2021.
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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At June 30, 2022 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$141	4.7%	2.4%	$63	(a)	$204
Commercial real estate	110	.7	—	117	(b)	227
Residential mortgages	1,533	2.6	2.4	134		1,667	(d)
Credit card	252	11.7	5.9	—		252
Other retail	183	8.8	4.6	36	(c)	219	(e)
TDRs, excluding loans purchased from GNMA mortgage pools	2,219	4.2	2.9	350		2,569
Loans purchased from GNMA mortgage pools (g)	965	—	—	—		965	(f)
Total	$3,184	2.9%	2.0%	$350		$3,534

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
(d)
Includes $214 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $20 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(e)
Includes $60 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $13 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(f)
Includes $159 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $126 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(g)
Approximately 7.2 percent and 35.4 percent of the total TDR loans purchased from GNMA mortgage pools are
30-89
days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

14	U.S. Bancorp

Short-term and Other Loan Modifications
The Company makes short-term and other modifications that it does not consider to be TDRs, in limited circumstances, to assist borrowers experiencing temporary hardships, including previously offering payment relief to borrowers that experienced financial hardship resulting directly from the effects of the
COVID-19
pandemic. Short-term consumer lending modification programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed.
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
At June 30, 2022, total nonperforming assets were $770 million, compared to $878 million at December 31, 2021. The $108 million (12.3 percent) decrease in nonperforming assets was driven by a decrease in nonperforming commercial real estate and commercial loans. The ratio of total nonperforming assets to total loans and other real estate was 0.23 percent at June 30, 2022, compared with 0.28 percent at December 31, 2021.
OREO was $23 million at June 30, 2022, compared with $22 million at December 31, 2021, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	June 30, 2022	December 31, 2021
Commercial
Commercial	$116	$139
Lease financing	32	35
Total commercial	148	174
Commercial Real Estate
Commercial mortgages	147	213
Construction and development	59	71
Total commercial real estate	206	284
Residential Mortgages (b)	223	226
Credit Card	—	—
Other Retail
Retail leasing	9	10
Home equity and second mortgages	118	116
Other	21	24
Total other retail	148	150
Total nonperforming loans (1)	725	834
Other Real Estate (c)	23	22
Other Assets	22	22
Total nonperforming assets	$770	$878
Accruing loans 90 days or more past due (b)	$423	$472
Period-end loans (2)	$332,369	$312,028
Nonperforming loans to total loans (1)/(2)	.22%	.27%
Nonperforming assets to total loans plus other real estate (c)	.23%	.28%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2021	$461	$417	$878
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	168	123	291
Advances on loans	5	1	6
Total additions	173	124	297
Reductions in nonperforming assets
Paydowns, payoffs	(173)	(36)	(209)
Net sales	(6)	(12)	(18)
Return to performing status	(47)	(76)	(123)
Charge-offs (d)	(51)	(4)	(55)
Total reductions	(277)	(128)	(405)
Net additions to (reductions in) nonperforming assets	(104)	(4)	(108)
Balance June 30, 2022	$357	$413	$770

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)
Excludes $1.7 billion at June 30, 2022, and $1.5 billion at December 31, 2021, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)
Foreclosed GNMA loans of $40 million at June 30, 2022, and $22 million at December 31, 2021, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30
	2022			2021
	Average			Average
	Loan	Net		Loan	Net
(Dollars in Millions)	Balance	Charge-offs	Percent	Balance	Charge-offs	Percent
Commercial
Commercial	$115,758	$28	.10%	$97,713	$26	.11%
Lease financing	4,899	2	.16	5,261	1	.08
Total commercial	120,657	30	.10	102,974	27	.11
Commercial real estate
Commercial mortgages	29,676	(2)	(.03)	27,721	—	—
Construction	9,841	8	.33	10,843	—	—
Total commercial real estate	39,517	6	.06	38,564	—	—
Residential mortgages	80,228	(9)	(.04)	73,351	(10)	(.05)
Credit card	22,748	118	2.08	21,116	148	2.81
Other retail
Retail leasing	6,708	—	—	7,873	(1)	(.05)
Home equity and second mortgages	10,726	(3)	(.11)	11,368	(3)	(.11)
Other	43,603	19	.17	39,038	19	.20
Total other retail	61,037	16	.11	58,279	15	.10
Total loans	$324,187	$161	.20%	$294,284	$180	.25%

	Six Months Ended June 30
	2022			2021
	Average			Average
	Loan	Net		Loan	Net
(Dollars in Millions)	Balance	Charge-offs	Percent	Balance	Charge-offs	Percent
Commercial
Commercial	$111,810	$54	.10%	$97,237	$78	.16%
Lease financing	4,951	8	.33	5,298	5	.19
Total commercial	116,761	62	.11	102,535	83	.16
Commercial real estate
Commercial mortgages	29,253	(2)	(.01)	27,844	(12)	(.09)
Construction	10,049	3	.06	10,831	5	.09
Total commercial real estate	39,302	1	.01	38,675	(7)	(.04)
Residential mortgages	78,847	(15)	(.04)	74,271	(15)	(.04)
Credit card	22,297	230	2.08	21,130	292	2.79
Other retail
Retail leasing	6,908	1	.03	7,924	—	—
Home equity and second mortgages	10,561	(5)	(.10)	11,713	(5)	(.09)
Other	43,932	49	.22	37,890	55	.29
Total other retail	61,401	45	.15	57,527	50	.18
Total loans	$318,608	$323	.20%	$294,138	$403	.28%

Analysis of Loan Net Charge-Offs
 Total loan net charge-offs were $161 million for the second quarter and $323 million for the first six months of 2022, compared with $180 million and $403 million, respectively, for the same periods of 2021. The year-over-year decreases in net charge-offs were primarily driven by lower credit card net charge-offs. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for both the second quarter and first six months of 2022 was 0.20 percent, compared with 0.25 percent and 0.28 percent, respectively, for the same periods of 2021.
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

U.S. Bancorp	17

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
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At June 30, 2022, the Company serviced the first lien on 34 percent of the home equity loans and lines in a junior lien position. The Company also considers the status of first lien mortgage accounts reported on customer credit bureau files when the first lien is not serviced by the Company. Regardless of whether the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $193 million or 1.8 percent of its total home equity portfolio at June 30, 2022, represented non-delinquent
junior liens where the first lien was delinquent or modified.
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

18	U.S. Bancorp

When a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered PCD. An allowance is established for each population and considers product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status and refreshed LTV ratios when possible. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company did not have a material amount of PCD loans included in its loan portfolio at June 30, 2022.
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
At June 30, 2022, the allowance for credit losses was $6.3 billion (1.88 percent of period-end
loans), compared with an allowance of $6.2 billion (1.97 percent of period-end
loans) at December 31, 2021. The ratio of the allowance for credit losses to nonperforming loans was 863 percent at June 30, 2022, compared with 738 percent at December 31, 2021. The ratio of the allowance for credit losses to annualized loan net charge-offs was 969 percent at June 30, 2022, compared with 902 percent of full year 2021 net charge-offs at December 31, 2021.
The increase in the allowance for credit losses of $100 million (1.6 percent) at June 30, 2022, compared with December 31, 2021, was driven by strong loan growth and increased economic uncertainty, partially offset by stabilizing credit quality. Economic uncertainty and recession risk has been increasing due to ongoing supply chain challenges, rising inflationary concerns, market volatility, rising oil prices resulting from the Russia-Ukraine conflict and, to a lesser extent, additional
COVID-19
virus variants. In addition to these factors, expected loss estimates consider various factors including customer specific information impacting changes in risk ratings, projected delinquencies, potential effects of inflationary pressures and the impact of rising interest rates on borrowers’ liquidity and ability to repay.
Economic conditions considered in estimating the allowance for credit losses at June 30, 2022 included changes in projected gross domestic product and unemployment levels. These factors are evaluated through a combination of quantitative calculations using economic scenarios and qualitative assessments that consider the high degree of economic uncertainty in the current environment.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
United States unemployment rate for the three months ending (a)
June 30, 2022	3.6%	3.6%
September 30, 2022	3.4	3.5
December 31, 2022	3.3	3.5
United States real gross domestic product for the three months ending (b)
June 30, 2022	2.5%	4.4%
September 30, 2022	2.8	4.5
December 31, 2022	1.8	3.4

(a)	Reflects quarterly average of forecasted reported United States unemployment rate.
(b)	Reflects year-over-year growth rates.
The allowance for credit losses related to commercial lending segment loans decreased $103 million during the first six months of 2022, reflecting select commercial portfolios continuing to recover from the effects of the
COVID-19
pandemic, partially offset by the impacts of loan growth and rising economic uncertainty.
The allowance for credit losses related to consumer lending segment loans increased $203 million during the first six months of 2022, mainly due to loan growth and rising economic uncertainty.

U.S. Bancorp	19

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in Millions)	2022	2021	2022	2021
Balance at beginning of period	$6,105	$6,960	$6,155	$8,010
Charge-Offs
Commercial
Commercial	48	54	95	134
Lease financing	5	4	13	10
Total commercial	53	58	108	144
Commercial real estate
Commercial mortgages	1	3	1	8
Construction and development	8	1	9	6
Total commercial real estate	9	4	10	14
Residential mortgages	2	5	7	10
Credit card	162	192	320	382
Other retail
Retail leasing	4	4	9	15
Home equity and second mortgages	2	2	5	6
Other	44	49	97	117
Total other retail	50	55	111	138
Total charge-offs	276	314	556	688
Recoveries
Commercial
Commercial	20	28	41	56
Lease financing	3	3	5	5
Total commercial	23	31	46	61
Commercial real estate
Commercial mortgages	3	3	3	20
Construction and development	—	1	6	1
Total commercial real estate	3	4	9	21
Residential mortgages	11	15	22	25
Credit card	44	44	90	90
Other retail
Retail leasing	4	5	8	15
Home equity and second mortgages	5	5	10	11
Other	25	30	48	62
Total other retail	34	40	66	88
Total recoveries	115	134	233	285
Net Charge-Offs
Commercial
Commercial	28	26	54	78
Lease financing	2	1	8	5
Total commercial	30	27	62	83
Commercial real estate
Commercial mortgages	(2)	—	(2)	(12)
Construction and development	8	—	3	5
Total commercial real estate	6	—	1	(7)
Residential mortgages	(9)	(10)	(15)	(15)
Credit card	118	148	230	292
Other retail
Retail leasing	—	(1)	1	—
Home equity and second mortgages	(3)	(3)	(5)	(5)
Other	19	19	49	55
Total other retail	16	15	45	50
Total net charge-offs	161	180	323	403
Provision for credit losses	311	(170)	423	(997)
Balance at end of period	$6,255	$6,610	$6,255	$6,610
Components
Allowance for loan losses	$5,832	$6,026
Liability for unfunded credit commitments	423	584
Total allowance for credit losses (1)	$6,255	$6,610
Period-end loans (2)	$332,369	$296,912
Nonperforming loans (3)	725	1,018
Allowance for Credit Losses as a Percentage of
Period-end loans (1)/(2)	1.88%	2.23%
Nonperforming loans (1)/(3)	863	649
Nonperforming and accruing loans 90 days or more past due	545	474
Nonperforming assets	812	624
Annualized net charge-offs	969	916

20	U.S. Bancorp

Residual Value Risk Management
 The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2022, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2021. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021, for further discussion on residual value risk management.
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
Interest Rate Risk Management
In the banking industry, changes in interest rates are a significant risk that can impact earnings and the safety and soundness of an entity. The Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Management Committee (“ALCO”) and approved by the Board of Directors. The ALCO has the responsibility for approving and overseeing compliance with the ALCO management policies, including interest rate risk exposure. One way the Company measures and analyzes its interest rate risk is through net interest income simulation analysis.
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
Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. While the Company utilizes models and assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. Net interest income sensitivities reflect the impact of current market expectations for interest rates, driving an increase in baseline projected net interest income. As market expectations are reflected in projected results, incremental interest rate sensitivity declines on a percentage basis.

U.S. Bancorp	21

Table 9	Sensitivity of Net Interest Income

	June 30, 2022				December 31, 2021
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(1.45)%	1.17%	*	1.54%	(3.77)%	3.09%	*	5.39%
*	Given the level of interest rates, downward rate scenario is not computed.

Use of Derivatives to Manage Interest Rate and Other Risks
 To manage the sensitivity of earnings and capital to interest rate, prepayment, credit, price and foreign currency fluctuations (asset and liability management positions), the Company enters into derivative transactions. The Company uses derivatives for asset and liability management purposes primarily in the following ways:
•	To convert fixed-rate debt and available-for-sale investment securities from fixed-rate payments to floating-rate payments;
•	To convert floating-rate loans and debt from floating-rate payments to fixed-rate payments;
•	To mitigate changes in value of the Company’s unfunded mortgage loan commitments, funded MLHFS and MSRs;
•	To mitigate remeasurement volatility of foreign currency denominated balances; and
•	To mitigate the volatility of the Company’s net investment in foreign operations driven by fluctuations in foreign currency exchange rates.
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
Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At June 30, 2022, the Company had $5.1 billion of forward commitments to sell, hedging $2.1 billion of MLHFS and $4.0 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.
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
LIBOR Transition
 In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. In March 2021, the FCA and the administrator of LIBOR announced that, with respect to the most commonly used tenors of United States Dollar LIBOR, LIBOR will no longer be published on a representative basis after June 30, 2023. The publication of all other tenors of United States Dollar LIBOR ceased to be provided or ceased to be representative after December 31, 2021. The Company holds financial instruments impacted by the discontinuance of LIBOR, including certain loans, investment securities, derivatives,

22	U.S. Bancorp

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

The average, high, low and
period-end
one-day
VaR amounts for the Company’s Covered Positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2022	2021
Average	$1	$2
High	2	4
Low	1	1
Period-end	2	2
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the six months ended June 30, 2022 and 2021. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year
look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and
period-end
one-day
Stressed VaR amounts for the Company’s Covered Positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2022	2021
Average	$5	$7
High	9	9
Low	3	5
Period-end	9	8
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
one-year
look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Six Months Ended June 30 (Dollars in Millions)	2022	2021
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$2	$10
High	5	19
Low	1	5
Mortgage Servicing Rights and Related Hedges
Average	$7	$4
High	13	11
Low	3	1
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
The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance
sheet and
off-balance
sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at the Federal Reserve Bank’s Discount Window. At June 30, 2022, the fair value of unencumbered investment securities totaled $137.5 billion, compared with $144.0 billion at December 31, 2021. Refer to Note 4 of the Notes to Consolidated Financial Statements and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and

24	U.S. Bancorp

Federal Reserve Bank. At June 30, 2022, the Company could have borrowed a total of an additional $95.5 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost
funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $467.1 billion at June 30, 2022, compared with $456.1 billion at December 31, 2021. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $29.4 billion at June 30, 2022, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $25.0 billion at June 30, 2022, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At June 30, 2022, parent company long-term debt outstanding was $18.4 billion, compared with $18.9 billion at December 31, 2021. The decrease was primarily due to $1.3 billion of subordinated note and $1.0 billion of medium-term note repayments, partially offset by $2.1 billion of medium-term note issuances. As of June 30, 2022, there was no parent company debt scheduled to mature in the remainder of 2022.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a
30-day
stressed period. At June 30, 2022, the Company was compliant with this requirement.
The Company is also subject to a regulatory Net Stable Funding Ratio (“NSFR”) requirement which requires banks to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year
time horizon. At June 30, 2022, the Company was compliant with this requirement.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021, for further discussion on liquidity risk management.
European Exposures
The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for both the three and six months ended June 30, 2022. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2022, the Company had an aggregate amount on deposit with European banks of approximately $7.3 billion, predominately with the Central Bank of Ireland and Bank of England.
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

U.S. Bancorp	25

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2022	December 31, 2021
Basel III standardized approach:
Common equity tier 1 capital	$42,944	$41,701
Tier 1 capital	50,195	48,516
Total risk-based capital	58,307	56,250
Risk-weighted assets	441,804	418,571

Common equity tier 1 capital as a percent of risk-weighted assets	9.7%	10.0%
Tier 1 capital as a percent of risk-weighted assets	11.4	11.6
Total risk-based capital as a percent of risk-weighted assets	13.2	13.4
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.6	8.6
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.1	6.9

Capital Management
 The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2022, the Company began to phase into its regulatory capital requirements the cumulative deferred impact of its 2020 adoption of the accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology plus 25 percent of its quarterly credit reserve increases over the past two years. This cumulative deferred impact will be phased into the Company’s regulatory capital over the next three years, culminating with a fully phased in regulatory capital calculation beginning in 2025. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at June 30, 2022 and December 31, 2021. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the CECL methodology under the standardized approach, was 5.5 percent and 7.2 percent, respectively, at June 30, 2022, compared with 6.8 percent and 9.2 percent, respectively, at December 31, 2021. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology was 9.4 percent at June 30, 2022, compared with 9.6 percent at December 31, 2021. Refer to “Non-GAAP Financial Measures” beginning on page 31 for further information on these other capital ratios.
Total U.S. Bancorp shareholders’ equity was $48.6 billion at June 30, 2022, compared with $54.9 billion at December 31, 2021. The decrease was primarily the result of changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss) and dividends paid, partially offset by corporate earnings and the issuance of preferred stock.
The Company announced on December 22, 2020 that its Board of Directors had approved an authorization to repurchase $3.0 billion of its common stock beginning January 1, 2021, and repurchased $1.5 billion of its common stock during the first six months of 2021 under this program. The Company suspended all common stock repurchases at the beginning of the third quarter of 2021, except for those done exclusively in connection with its stock-based compensation programs, due to its pending acquisition of MUFG Union Bank’s core regional banking franchise. The Company expects to operate at a common equity tier 1 capital ratio near its target ratio of 8.5 percent at the time of closing the acquisition and increasing toward 9.0 percent after closing of the acquisition. The Company does not expect to commence repurchasing its common stock until after the acquisition closes and its common equity tier 1 capital ratio approximates 9.0 percent.
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company or any affiliated purchaser during the second quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
April	308,312	(a)	$53.07	8,312	$1,390
May	392		44.52	392	1,390
June	994		48.05	994	1,390
Total	309,698	(a)	$53.05	9,698	$1,390

(a)
Includes 300,000 shares of common stock purchased, at an average price per share of $53.11, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

26	U.S. Bancorp

The Company will continue to monitor its capital position and may adjust its capital distributions based on economic conditions and its financial performance. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with regulatory requirements.
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
Corporate and Commercial Banking
Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Corporate and Commercial Banking contributed $377 million of the Company’s net income in the second quarter and $793 million in the first six months of 2022, or decreases of $41 million (9.8 percent) and $87 million (9.9 percent), respectively, compared with the same periods of 2021.
Net revenue increased $65 million (6.6 percent) in the second quarter and $59 million (3.0 percent) in the first six months of 2022, compared with the same periods of 2021. Net interest income, on a taxable-equivalent basis, increased $58 million (8.0 percent) in the second quarter and $75 million (5.2 percent) in the first six months of 2022, compared with the same periods of 2021. The increases were primarily due to higher loan and interest-bearing deposit balances, partially offset by lower spreads on loans and unfavorable changes in deposit rates. Noninterest income increased $7 million (2.6 percent) in the second quarter of 2022, compared with the second quarter of 2021, primarily due to stronger treasury management fees driven by core growth and increased federal government volume. Noninterest income decreased $16 million (3.0 percent) in the first six months of 2022, compared with the first six months of 2021, primarily due to lower corporate bond fees and trading revenue within the capital markets business, partially offset by higher treasury management fees.
Noninterest expense increased $20 million (4.6 percent) in the second quarter and $25 million (2.9 percent) in the first six months of 2022, compared with the same periods of 2021, primarily due to higher Federal Deposit Insurance Corporation insurance expense and higher compensation expense primarily due to merit increases, variable compensation and hiring to support business growth, partially offset by lower performance-based incentives related to capital markets activity. The provision for credit losses increased $100 million in the second quarter and $150 million in the first six months of 2022, compared with the same periods of 2021, primarily due to loan loss provisions supporting stronger growth in loan balances, partially offset by improving portfolio credit quality.
Consumer and Business Banking
 Consumer and Business Banking delivers products and services through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing and mobile devices. It encompasses community banking, metropolitan banking and indirect lending, as well as mortgage banking. Consumer and Business Banking contributed $501 million of the Company’s net income in the second quarter and $880 million in the first six months of 2022, or decreases of $145 million (22.4 percent) and $331 million (27.3 percent), respectively, compared with the same periods of 2021.

U.S. Bancorp	27

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking			Wealth Management and Investment Services
Three Months Ended June 30 (Dollars in Millions)	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$784	$726	8.0%	$1,617	$1,534	5.4%	$352	$246	43.1%
Noninterest income	272	265	2.6	395	634	(37.7)	652	549	18.8
Total net revenue	1,056	991	6.6	2,012	2,168	(7.2)	1,004	795	26.3
Noninterest expense	453	433	4.6	1,419	1,375	3.2	581	521	11.5
Income (loss) before provision and income taxes	603	558	8.1	593	793	(25.2)	423	274	54.4
Provision for credit losses	100	—	*	(75)	(68)	(10.3)	(4)	(4)	—
Income (loss) before income taxes	503	558	(9.9)	668	861	(22.4)	427	278	53.6
Income taxes and taxable-equivalent adjustment	126	140	(10.0)	167	215	(22.3)	107	70	52.9
Net income (loss)	377	418	(9.8)	501	646	(22.4)	320	208	53.8
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$377	$418	(9.8)	$501	$646	(22.4)	$320	$208	53.8
Average Balance Sheet
Loans	$123,210	$102,275	20.5	$141,135	$140,826	.2	$22,320	$17,442	28.0
Goodwill	1,912	1,647	16.1	3,244	3,476	(6.7)	1,718	1,618	6.2
Other intangible assets	4	5	(20.0)	3,634	2,828	28.5	300	84	*
Assets	137,773	114,186	20.7	156,132	161,695	(3.4)	25,786	20,470	26.0
Noninterest-bearing deposits	58,266	60,696	(4.0)	31,642	33,702	(6.1)	25,019	23,288	7.4
Interest-bearing deposits	93,678	70,019	33.8	168,486	158,164	6.5	71,759	73,347	(2.2)
Total deposits	151,944	130,715	16.2	200,128	191,866	4.3	96,778	96,635	.1
Total U.S. Bancorp shareholders’ equity	13,989	13,816	1.3	12,366	12,337	.2	3,618	3,089	17.1

	Payment Services			Treasury and Corporate Support			Consolidated Company
Three Months Ended June 30 (Dollars in Millions)	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$619	$595	4.0%	$92	$63	46.0%	$3,464	$3,164	9.5%
Noninterest income	994	913	8.9	235	258	(8.9)	2,548	2,619	(2.7)
Total net revenue	1,613	1,508	7.0	327	321	1.9	6,012	5,783	4.0
Noninterest expense	871	829	5.1	400	229	74.7	3,724	3,387	9.9
Income (loss) before provision and income taxes	742	679	9.3	(73)	92	*	2,288	2,396	(4.5)
Provision for credit losses	221	91	*	69	(189)	*	311	(170)	*
Income (loss) before income taxes	521	588	(11.4)	(142)	281	*	1,977	2,566	(23.0)
Income taxes and taxable-equivalent adjustment	130	147	(11.6)	(87)	6	*	443	578	(23.4)
Net income (loss)	391	441	(11.3)	(55)	275	*	1,534	1,988	(22.8)
Net (income) loss attributable to noncontrolling interests	—	—	—	(3)	(6)	50.0	(3)	(6)	50.0
Net income (loss) attributable to U.S. Bancorp	$391	$441	(11.3)	$(58)	$269	*	$1,531	$1,982	(22.8)
Average Balance Sheet
Loans	$33,854	$30,030	12.7	$3,668	$3,711	(1.2)	$324,187	$294,284	10.2
Goodwill	3,318	3,176	4.5	—	—	—	10,192	9,917	2.8
Other intangible assets	438	518	(15.4)	—	—	—	4,376	3,435	27.4
Assets	41,054	35,618	15.3	219,166	219,396	(.1)	579,911	551,365	5.2
Noninterest-bearing deposits	3,396	5,030	(32.5)	2,504	2,581	(3.0)	120,827	125,297	(3.6)
Interest-bearing deposits	167	141	18.4	1,599	2,242	(28.7)	335,689	303,913	10.5
Total deposits	3,563	5,171	(31.1)	4,103	4,823	(14.9)	456,516	429,210	6.4
Total U.S. Bancorp shareholders’ equity	8,115	7,413	9.5	11,078	16,307	(32.1)	49,166	52,962	(7.2)

*	Not meaningful

28	U.S. Bancorp

	Corporate and Commercial Banking			Consumer and Business Banking			Wealth Management and Investment Services
Six Months Ended June 30 (Dollars in Millions)	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,523	$1,448	5.2%	$3,129	$3,035	3.1%	$627	$514	22.0%
Noninterest income	517	533	(3.0)	856	1,203	(28.8)	1,248	1,080	15.6
Total net revenue	2,040	1,981	3.0	3,985	4,238	(6.0)	1,875	1,594	17.6
Noninterest expense	878	853	2.9	2,839	2,731	4.0	1,174	1,020	15.1
Income (loss) before provision and income taxes	1,162	1,128	3.0	1,146	1,507	(24.0)	701	574	22.1
Provision for credit losses	104	(46)	*	(28)	(108)	74.1	4	1	*
Income (loss) before income taxes	1,058	1,174	(9.9)	1,174	1,615	(27.3)	697	573	21.6
Income taxes and taxable-equivalent adjustment	265	294	(9.9)	294	404	(27.2)	175	144	21.5
Net income (loss)	793	880	(9.9)	880	1,211	(27.3)	522	429	21.7
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$793	$880	(9.9)	$880	$1,211	(27.3)	$522	$429	21.7
Average Balance Sheet
Loans	$119,557	$102,201	17.0	$140,984	$141,170	(.1)	$21,521	$17,147	25.5
Goodwill	1,912	1,647	16.1	3,252	3,476	(6.4)	1,739	1,618	7.5
Other intangible assets	4	5	(20.0)	3,406	2,661	28.0	283	63	*
Assets	132,856	114,229	16.3	156,770	162,803	(3.7)	25,124	20,297	23.8
Noninterest-bearing deposits	60,298	58,524	3.0	31,807	33,244	(4.3)	26,204	22,339	17.3
Interest-bearing deposits	90,336	70,943	27.3	167,279	154,450	8.3	71,024	78,489	(9.5)
Total deposits	150,634	129,467	16.3	199,086	187,694	6.1	97,228	100,828	(3.6)
Total U.S. Bancorp shareholders’ equity	13,859	14,092	(1.7)	12,311	12,407	(.8)	3,607	3,062	17.8

	Payment Services			Treasury and Corporate Support			Consolidated Company
Six Months Ended June 30 (Dollars in Millions)	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,241	$1,224	1.4%	$144	$32	* %	$6,664	$6,253	6.6%
Noninterest income	1,852	1,698	9.1	471	486	(3.1)	4,944	5,000	(1.1)
Total net revenue	3,093	2,922	5.9	615	518	18.7	11,608	11,253	3.2
Noninterest expense	1,726	1,627	6.1	609	535	13.8	7,226	6,766	6.8
Income (loss) before provision and income taxes	1,367	1,295	5.6	6	(17)	*	4,382	4,487	(2.3)
Provision for credit losses	351	50	*	(8)	(894)	99.1	423	(997)	*
Income (loss) before income taxes	1,016	1,245	(18.4)	14	877	(98.4)	3,959	5,484	(27.8)
Income taxes and taxable-equivalent adjustment	254	311	(18.3)	(121)	58	*	867	1,211	(28.4)
Net income (loss)	762	934	(18.4)	135	819	(83.5)	3,092	4,273	(27.6)
Net (income) loss attributable to noncontrolling interests	—	—	—	(4)	(11)	63.6	(4)	(11)	63.6
Net income (loss) attributable to U.S. Bancorp	$762	$934	(18.4)	$131	$808	(83.8)	$3,088	$4,262	(27.5)
Average Balance Sheet
Loans	$32,802	$29,831	10.0	$3,744	$3,789	(1.2)	$318,608	$294,138	8.3
Goodwill	3,322	3,175	4.6	—	—	—	10,225	9,916	3.1
Other intangible assets	450	530	(15.1)	—	—	—	4,143	3,259	27.1
Assets	39,803	35,356	12.6	224,110	217,372	3.1	578,663	550,057	5.2
Noninterest-bearing deposits	3,534	5,146	(31.3)	2,532	2,591	(2.3)	124,375	121,844	2.1
Interest-bearing deposits	164	137	19.7	2,174	1,932	12.5	330,977	305,951	8.2
Total deposits	3,698	5,283	(30.0)	4,706	4,523	4.0	455,352	427,795	6.4
Total U.S. Bancorp shareholders’ equity	8,067	7,535	7.1	13,460	15,750	(14.5)	51,304	52,846	(2.9)

*	Not meaningful

U.S. Bancorp	29

Net revenue decreased $156 million (7.2 percent) in the second quarter and $253 million (6.0 percent) in the first six months of 2022, compared with the same periods of 2021. Noninterest income decreased $239 million (37.7 percent) in the second quarter and $347 million (28.8 percent) in the first six months of 2022, compared with the same periods of 2021, primarily due to lower mortgage banking revenue reflecting lower application volume, given declining refinance activities, lower related gain on sale margins and lower performing loan sales, partially offset by an increase in the fair value of MSRs, net of hedging activities. Net interest income, on a taxable-equivalent basis, increased $83 million (5.4 percent) in the second quarter and $94 million (3.1 percent) in the first six months of 2022, compared with the same periods of 2021, reflecting strong growth in interest-bearing deposit balances and favorable funding mix, partially offset by lower spreads on loans and lower loan fees driven by the impact of loan forgiveness related to the SBA Paycheck Protection Program.
Noninterest expense increased $44 million (3.2 percent) in the second quarter and $108 million (4.0 percent) in the first six months of 2022, compared with the same periods of 2021, primarily due to increases in net shared services expense due to investments in digital capabilities. The provision for credit losses decreased $7 million (10.3 percent) in the second quarter of 2022, compared with the second quarter of 2021, due to strong improvements in credit quality in the second quarter of 2022. The provision for credit losses increased $80 million (74.1 percent) in the first six months of 2022, compared with the first six months of 2021, reflecting a decrease in the reserve allocation in the first six months of 2021 due to credit quality improvement.
Wealth Management and Investment Services
 Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management and Fund Services. Wealth Management and Investment Services contributed $320 million of the Company’s net income in the second quarter and $522 million in the first six months of 2022, or increases of $112 million (53.8 percent) and $93 million (21.7 percent), respectively, compared with the same periods of 2021.
Net revenue increased $209 million (26.3 percent) in the second quarter and $281 million (17.6 percent) in the first six months of 2022, compared with the same periods of 2021. Net interest income, on a taxable-equivalent basis, increased $106 million (43.1 percent) in the second quarter and $113 million (22.0 percent) in the first six months of 2022, compared with the same periods of 2021, primarily due to favorable funding mix, higher average noninterest-bearing deposit balances and higher average loan balances. Noninterest income increased $103 million (18.8 percent) in the second quarter and $168 million (15.6 percent) in the first six months of 2022, compared with the same periods of 2021, primarily due to the impact of the PFM acquisition and core business growth in trust and investment management fees, as well as lower fee waivers related to money market funds.
Noninterest expense increased $60 million (11.5 percent) in the second quarter and $154 million (15.1 percent) in the first six months of 2022, compared with the same periods of 2021, reflecting higher compensation as a result of merit increases, the PFM acquisition, core business growth and performance-based incentives, as well as higher net shared services expense driven by investment in support of business growth. Noninterest expense further increased in the first six months of 2022, compared with the first six months of 2021, due to litigation settlements and fraud-related losses. The provision for credit losses was flat in the second quarter and increased $3 million in the first six months of 2022, compared with the same periods of 2021.
Payment Services
 Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $391 million of the Company’s net income in the second quarter and $762 million in the first six months of 2022, or decreases of $50 million (11.3 percent) and $172 million (18.4 percent), respectively, compared with the same periods of 2021.
Net revenue increased $105 million (7.0 percent) in the second quarter and $171 million (5.9 percent) in the first six months of 2022, compared with the same periods of 2021. Noninterest income increased $81 million (8.9 percent) in the second quarter and $154 million (9.1 percent) in the first six months of 2022, compared with the same periods of 2021, mainly due to continued strengthening of consumer and business spending across most sectors. As a result, there was strong growth in merchant processing services revenue driven by higher sales volume and higher merchant fees, partially offset by higher rebates. There was also growth in corporate payment products revenue driven by improving business spending across all product groups. Strong consumer spending also drove an increase in credit and debit card revenue, mostly offset by declining prepaid processing fees as the beneficial impact of

30	U.S. Bancorp

government stimulus programs dissipated year-over-year. Net interest income, on a taxable-equivalent basis, increased $24 million (4.0 percent) in the second quarter and $17 million (1.4 percent) in the first six months of 2022, compared with the same periods of 2021, primarily due to higher loan balances and loan fees, partially offset by lower loan yields driven by declining customer revolve rates.
Noninterest expense increased $42 million (5.1 percent) in the second quarter and $99 million (6.1 percent) in the first six months of 2022, compared with the same periods of 2021, reflecting higher net shared services expense driven by investment in infrastructure and technology development, in addition to higher compensation expense as a result of merit increases, core business growth and variable compensation. The provision for credit losses increased $130 million in the second quarter and $301 million in the first six months of 2022, compared with the same periods of 2021, primarily due to stronger growth in loan balances and relatively stable credit quality in the current year, compared with a stronger decline in delinquencies in the prior year.
Treasury and Corporate Support
 Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded a net loss of $58 million in the second quarter and net income of $131 million in the first six months of 2022, compared with net income of $269 million and $808 million in the same periods of 2021, respectively.
Net revenue increased $6 million (1.9 percent) in the second quarter and $97 million (18.7 percent) in the first six months of 2022, compared with the same periods of 2021. Net interest income, on a taxable-equivalent basis, increased $29 million (46.0 percent) in the second quarter and $112 million in the first six months of 2022, compared with the same periods of 2021, primarily due to higher investment securities portfolio and cash balances. Noninterest income decreased $23 million (8.9 percent) in the second quarter and $15 million (3.1 percent) in the first six months of 2022, compared with the same periods of 2021, primarily due to lower securities gains and lower gains on the disposition of assets, partially offset by higher commercial products revenue.
Noninterest expense increased $171 million (74.7 percent) in the second quarter and $74 million (13.8 percent) in the first six months of 2022, compared with the same periods of 2021, primarily due to merger and integration-related charges associated with the planned acquisition of MUFG Union Bank and higher compensation expense reflecting merit increases, hiring to support business growth and core business growth net of lower variable compensation, partially offset by lower net shared services expense. The provision for credit losses increased $258 million in the second quarter and $886 million (99.1 percent) in the first six months of 2022, compared with the same periods of 2021, reflecting the residual impact of changes in the allowance for credit losses being impacted by increasing economic uncertainty in the current year, compared to improving economic conditions in the prior year.
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

U.S. Bancorp	31

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

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	June 30, 2022	December 31, 2021
Total equity	$49,069	$55,387
Preferred stock	(6,808)	(6,371)
Noncontrolling interests	(464)	(469)
Goodwill (net of deferred tax liability) (1)	(9,204)	(9,323)
Intangible assets, other than mortgage servicing rights	(780)	(785)
Tangible common equity (a)	31,813	38,439
Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation	42,944	41,701
Adjustments (2)	(1,300)	(1,733)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology (b)	41,644	39,968
Total assets	591,381	573,284
Goodwill (net of deferred tax liability) (1)	(9,204)	(9,323)
Intangible assets, other than mortgage servicing rights	(780)	(785)
Tangible assets (c)	581,397	563,176
Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company (d)	441,804	418,571
Adjustments (3)	(317)	(357)
Risk-weighted assets, reflecting the full implementation of the CECL methodology (e)	441,487	418,214

Ratios
Tangible common equity to tangible assets (a)/(c)	5.5%	6.8%
Tangible common equity to risk-weighted assets (a)/(d)	7.2	9.2
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology (b)/(e)	9.4	9.6

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net interest income	$3,435	$3,137	$6,608	$6,200
Taxable-equivalent adjustment (4)	29	27	56	53
Net interest income, on a taxable-equivalent basis	3,464	3,164	6,664	6,253
Net interest income, on a taxable-equivalent basis (as calculated above)	3,464	3,164	6,664	6,253
Noninterest income	2,548	2,619	4,944	5,000
Less: Securities gains (losses), net	19	43	37	68
Total net revenue, excluding net securities gains (losses) (f)	5,993	5,740	11,571	11,185

Noninterest expense (g)	3,724	3,387	7,226	6,766

Efficiency ratio (g)/(f)	62.1%	59.0%	62.4%	60.5%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(3)	Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.
(4)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

32	U.S. Bancorp

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

U.S. Bancorp	33

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	June 30, 2022	December 31, 2021
	(Unaudited)

Assets
Cash and due from banks	$39,124	$28,905
Investment securities
Held-to-maturity (fair value $55,657 and $41,812, respectively)	61,503	41,858
Available-for-sale ($987 and $557 pledged as collateral, respectively) (a)	98,806	132,963
Loans held for sale (including $2,773 and $6,623 of mortgage loans carried at fair value, respectively)	3,943	7,775
Loans
Commercial	125,983	112,023
Commercial real estate	39,753	39,053
Residential mortgages	82,114	76,493
Credit card	23,697	22,500
Other retail	60,822	61,959
Total loans	332,369	312,028
Less allowance for loan losses	(5,832)	(5,724)
Net loans	326,537	306,304
Premises and equipment	3,177	3,305
Goodwill	10,157	10,262
Other intangible assets	4,487	3,738
Other assets (including $1,258 and $1,193 of trading securities at fair value pledged as collateral, respectively) (a)	43,647	38,174
Total assets	$591,381	$573,284

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$129,130	$134,901
Interest-bearing	337,972	321,182
Total deposits	467,102	456,083
Short-term borrowings	24,963	11,796
Long-term debt	29,408	32,125
Other liabilities	20,839	17,893
Total liabilities	542,312	517,897
Shareholders’ equity
Preferred stock	6,808	6,371
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 6/30/22 and 12/31/21—2,125,725,742 shares	21	21
Capital surplus	8,555	8,539
Retained earnings	70,772	69,201
Less cost of common stock in treasury: 6/30/22—639,959,317 shares; 12/31/21—642,223,571 shares	(27,190)	(27,271)
Accumulated other comprehensive income (loss)	(10,361)	(1,943)
Total U.S. Bancorp shareholders’ equity	48,605	54,918
Noncontrolling interests	464	469
Total equity	49,069	55,387
Total liabilities and equity	$591,381	$573,284

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
See Notes to Consolidated Financial Statements.

3 4	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Interest Income
Loans	$2,869	$2,677	$5,468	$5,401
Loans held for sale	54	55	114	122
Investment securities	806	618	1,523	1,135
Other interest income	96	32	138	65
Total interest income	3,825	3,382	7,243	6,723
Interest Expense
Deposits	177	82	257	167
Short-term borrowings	57	18	78	34
Long-term debt	156	145	300	322
Total interest expense	390	245	635	523
Net interest income	3,435	3,137	6,608	6,200
Provision for credit losses	311	(170)	423	(997)
Net interest income after provision for credit losses	3,124	3,307	6,185	7,197
Noninterest Income
Credit and debit card revenue	399	396	737	732
Corporate payment products revenue	172	138	330	264
Merchant processing services	425	374	788	692
Trust and investment management fees	566	446	1,066	890
Deposit service charges	165	176	342	337
Treasury management fees	169	160	325	307
Commercial products revenue	290	280	556	560
Mortgage banking revenue	142	346	342	645
Investment products fees	59	60	121	115
Securities gains (losses), net	19	43	37	68
Other	142	200	300	390
Total noninterest income	2,548	2,619	4,944	5,000
Noninterest Expense
Compensation	1,872	1,798	3,725	3,601
Employee benefits	374	337	770	721
Net occupancy and equipment	265	258	534	521
Professional services	111	108	225	206
Marketing and business development	106	90	186	138
Technology and communications	350	362	699	721
Postage, printing and supplies	69	65	141	134
Other intangibles	40	40	87	78
Merger and integration charges	197	—	197	—
Other	340	329	662	646
Total noninterest expense	3,724	3,387	7,226	6,766
Income before income taxes	1,948	2,539	3,903	5,431
Applicable income taxes	414	551	811	1,158
Net income	1,534	1,988	3,092	4,273
Net (income) loss attributable to noncontrolling interests	(3)	(6)	(4)	(11)
Net income attributable to U.S. Bancorp	$1,531	$1,982	$3,088	$4,262
Net income applicable to U.S. Bancorp common shareholders	$1,464	$1,914	$2,930	$4,089
Earnings per common share	$.99	$1.29	$1.97	$2.73
Diluted earnings per common share	$.99	$1.28	$1.97	$2.73
Average common shares outstanding	1,486	1,489	1,485	1,495
Average diluted common shares outstanding	1,487	1,490	1,486	1,497
See Notes to Consolidated Financial Statements.

U.S. Bancorp	3 5

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net income	$1,534	$1,988	$3,092	$4,273
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	(4,761)	1,195	(11,515)	(2,183)
Changes in unrealized gains (losses) on derivative hedges	98	14	98	113
Foreign currency translation	(3)	(1)	(3)	24
Reclassification to earnings of realized (gains) losses	84	(11)	151	7
Income taxes related to other comprehensive income (loss)	1,159	(304)	2,851	515
Total other comprehensive income (loss)	(3,423)	893	(8,418)	(1,524)
Comprehensive income (loss)	(1,889)	2,881	(5,326)	2,749
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(6)	(4)	(11)

Comprehensive income (loss) attributable to U.S. Bancorp	$(1,892)	$2,875	$(5,330)	$2,738
See Notes to Consolidated Financial Statements.

3 6	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Share s in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance March 31, 2021	1,497	$5,968	$21	$8,487	$65,740	$(26,443)	$(2,095)	$51,678	$630	$52,308
Net income (loss)					1,982			1,982	6	1,988
Other comprehensive income (loss)							893	893		893
Preferred stock dividends (a)					(58)			(58)		(58)
Common stock dividends ($.42 per share)					(625)			(625)		(625)
Issuance of common and treasury stock	1			(7)		25		18		18
Purchase of treasury stock	(15)					(887)		(887)		(887)
Distributions to noncontrolling interests								—	(6)	(6)
Net other changes in noncontrolling interests								—	5	5
Stock option and restricted stock grants				38				38		38

Balance June 30, 2021	1,483	$5,968	$21	$8,518	$67,039	$(27,305)	$(1,202)	$53,039	$635	$53,674

Balance March 31, 2022	1,486	$6,808	$21	$8,515	$69,987	$(27,193)	$(6,938)	$51,200	$468	$51,668
Net income (loss)					1,531			1,531	3	1,534
Other comprehensive income (loss)							(3,423)	(3,423)		(3,423)
Preferred stock dividends (b)					(59)			(59)		(59)
Common stock dividends ($.46 per share)					(687)			(687)		(687)
Issuance of common and treasury stock				(3)		4		1		1
Purchase of treasury stock						(1)		(1)		(1)
Distributions to noncontrolling interests								—	(2)	(2)
Net other changes in noncontrolling interests								—	(5)	(5)
Stock option and restricted stock grants				43				43		43

Balance June 30, 2022	1,486	$6,808	$21	$8,555	$70,772	$(27,190)	$(10,361)	$48,605	$464	$49,069

Balance December 31, 2020	1,507	$5,983	$21	$8,511	$64,188	$(25,930)	$322	$53,095	$630	$53,725
Net income (loss)					4,262			4,262	11	4,273
Other comprehensive income (loss)							(1,524)	(1,524)		(1,524)
Preferred stock dividends (c)					(148)			(148)		(148)
Common stock dividends ($.84 per share)					(1,258)			(1,258)		(1,258)
Issuance of preferred stock		730						730		730
Redemption of preferred stock		(745)			(5)			(750)		(750)
Issuance of common and treasury stock	4			(126)		162		36		36
Purchase of treasury stock	(28)					(1,537)		(1,537)		(1,537)
Distributions to noncontrolling interests								—	(11)	(11)
Net other changes in noncontrolling interests								—	5	5
Stock option and restricted stock grants				133				133		133

Balance June 30, 2021	1,483	$5,968	$21	$8,518	$67,039	$(27,305)	$(1,202)	$53,039	$635	$53,674

Balance December 31, 2021	1,484	$6,371	$21	$8,539	$69,201	$(27,271)	$(1,943)	$54,918	$469	$55,387
Net income (loss)					3,088			3,088	4	3,092
Other comprehensive income (loss)							(8,418)	(8,418)		(8,418)
Preferred stock dividends (d)					(143)			(143)		(143)
Common stock dividends ($.92 per share)					(1,374)			(1,374)		(1,374)
Issuance of preferred stock		437						437		437
Issuance of common and treasury stock	3			(119)		136		17		17
Purchase of treasury stock	(1)					(55)		(55)		(55)
Distributions to noncontrolling interests								—	(4)	(4)
Net other changes in noncontrolling interests								—	(5)	(5)
Stock option and restricted stock grants				135				135		135

Balance June 30, 2022	1,486	$6,808	$21	$8,555	$70,772	$(27,190)	$(10,361)	$48,605	$464	$49,069

(a)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series K, Series L and Series M Non-Cumulative Perpetual Preferred Stock of $884.722, $221.181, $406.25, $343.75, $234.375 and $250.00 respectively.

(b)
Reflects dividends declared per share on the Company’s Series A, Series B, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $884.722, $221.181, $343.75, $234.375, $250.00, $231.25 and $281.25 respectively.

(c)
Reflects dividends declared per share on the Company’s Series A, Series B, Series F, Series I, Series J, Series K, Series L and Series M Non-Cumulative Perpetual Preferred Stock of $1,759.722, $439.931, $812.50, $232.953, $662.50, $687.50, $468.75 and $452.778 respectively.

(d)
Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,759.722, $439.931, $662.50, $687.50, $468.75, $500.00, $462.50 and $487.50 respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	3 7

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Six Months Ended June 30
	2022	2021
Operating Activities
Net income attributable to U.S. Bancorp	$3,088	$4,262
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	423	(997)
Depreciation and amortization of premises and equipment	170	168
Amortization of intangibles	87	78
(Gain) loss on sale of loans held for sale	192	(584)
(Gain) loss on sale of securities and other assets	(67)	(192)
Loans originated for sale, net of repayments	(17,325)	(37,211)
Proceeds from sales of loans held for sale	20,564	39,789
Other, net	3,594	1,207
Net cash provided by operating activities	10,726	6,520
Investing Activities
Proceeds from sales of available-for-sale investment securities	14,797	5,567
Proceeds from maturities of held-to-maturity investment securities	2,407	—
Proceeds from maturities of available-for-sale investment securities	9,665	23,685
Purchases of held-to-maturity investment securities	(6,288)	—
Purchases of available-for-sale investment securities	(18,240)	(54,911)
Net (increase) decrease in loans outstanding	(20,072)	727
Proceeds from sales of loans	1,671	2,386
Purchases of loans	(1,698)	(2,574)
Net (increase) decrease in securities purchased under agreements to resell	(154)	131
Other, net	(1,604)	(367)
Net cash used in investing activities	(19,516)	(25,356)
Financing Activities
Net increase in deposits	11,019	7,412
Net increase in short-term borrowings	13,167	1,647
Proceeds from issuance of long-term debt	2,206	1,152
Principal payments or redemption of long-term debt	(5,154)	(5,928)
Proceeds from issuance of preferred stock	437	730
Proceeds from issuance of common stock	16	36
Repurchase of preferred stock	(1,100)	(1,250)
Repurchase of common stock	(55)	(1,537)
Cash dividends paid on preferred stock	(154)	(165)
Cash dividends paid on common stock	(1,373)	(1,268)
Net cash provided by financing activities	19,009	829
Change in cash and due from banks	10,219	(18,007)
Cash and due from banks at beginning of period	28,905	62,580
Cash and due from banks at end of period	$39,124	$44,573
See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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

U.S. Bancorp	39

Note 3	Business Combinations
In September 2021, the Company announced that it entered into a definitive agreement to acquire MUFG Union Bank’s core regional banking franchise from Mitsubishi UFJ Financial
Group, Inc.
(“MUFG”), for an expected purchase price of approximately $8.0 billion, including $5.5 billion in cash and approximately 44 million shares of the Company’s common stock. The transaction excludes the purchase of substantially all of
MUFG Union Bank’s Global Corporate & Investment Bank
 (other than certain deposits),
certain middle and back office functions, and other assets. MUFG Union Bank has approximately 300 branches in California, Washington and Oregon and is expected to add approximately $105 billion in total assets, $58 billion of loans and $90 billion of deposits to the Company’s consolidated balance sheet. Closing of the transaction is subject to customary closing conditions, including regulatory approvals which are not within the Company’s control.
The parties continue to make significant progress in planning for closing and integration while awaiting regulatory approvals. At this time, the Company expects to receive U.S. regulatory approvals in time for closing to occur in the second half of 2022.

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
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	June 30, 2022				December 31, 2021
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity
U.S. Treasury and agencies	$1,343	$–	$(6)	$1,337	$–	$–	$–	$–
Residential agency mortgage-backed securities	60,160	2	(5,842)	54,320	41,858	2	(48)	41,812
Total held-to-maturity	$61,503	$2	$(5,848)	$55,657	$41,858	$2	$(48)	$41,812
Available-for-sale
U.S. Treasury and agencies	$25,779	$–	$(2,012)	$23,767	$36,648	$205	$(244)	$36,609
Mortgage-backed securities
Residential agency	62,788	23	(5,059)	57,752	76,761	665	(347)	77,079
Commercial agency	8,756	–	(1,192)	7,564	8,633	53	(201)	8,485
Asset-backed securities	–	–	–	–	62	4	–	66
Obligations of state and political subdivisions	10,925	11	(1,220)	9,716	10,130	607	(20)	10,717
Other	7	–	–	7	7	–	–	7
Total available-for-sale	$108,255	$34	$(9,483)	$98,806	$132,241	$1,534	$(812)	$132,963
During the second quarter of 2022, the Company transferred $17.1 billion amortized cost ($15.7 billion fair value) of available-for-sale investment securities to the held-to-maturity category to reflect its new intent for these securities.
Investment securities with a fair value of $16.9 billion at June 30, 2022, and $30.7 billion at December 31, 2021, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $987 million at June 30, 2022, and $557 million at December 31, 2021.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2022	2021	2022	2021
Taxable	$732	$554	$1,378	$1,009
Non-taxable	74	64	145	126
Total interest income from investment securities	$806	$618	$1,523	$1,135

4 0	U.S. Bancorp

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2022	2021	2022	2021
Realized gains	$144	$43	$386	$68
Realized losses	(125)	–	(349)	–
Net realized gains	$19	$43	$37	$68
Income tax on net realized gains	$5	$11	$9	$17
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at June 30, 2022 and December 31, 2021.
At June 30, 2022, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2022:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$19,590	$(1,581)	$3,511	$(431)	$23,101	$(2,012)
Residential agency mortgage-backed securities	50,819	(4,281)	5,360	(778)	56,179	(5,059)
Commercial agency mortgage-backed securities	4,852	(657)	2,711	(535)	7,563	(1,192)
Obligations of state and political subdivisions	8,430	(1,057)	396	(163)	8,826	(1,220)
Other	6	–	–	–	6	–
Total investment securities	$83,697	$(7,576)	$11,978	$(1,907)	$95,675	$(9,483)
These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2022, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery o
f
 their amortized cost.
During the six months ended June 30, 2022 and 2021, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
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

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at June 30, 2022:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
Held-to-maturity
U.S. Treasury and Agencies
Maturing in one year or less	$–	$–	–	–%
Maturing after one year through five years	1,343	1,337	3.8	2.85
Maturing after five years through ten years	–	–	–	–
Maturing after ten years	–	–	–	–
Total	$1,343	$1,337	3.8	2.85%
Mortgage-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%
Maturing after one year through five years	–	–	–	–
Maturing after five years through ten years	23,977	22,825	9.1	2.22
Maturing after ten years	36,183	31,495	10.6	1.72
Total	$60,160	$54,320	10.0	1.92%
Total held-to-maturity (d)	$61,503	$55,657	9.8	1.94%
Available-for-sale
U.S. Treasury and Agencies
Maturing in one year or less	$1,826	$1,824	.3	1.96%
Maturing after one year through five years	3,525	3,296	4.4	1.50
Maturing after five years through ten years	17,771	16,479	7.4	2.04
Maturing after ten years	2,657	2,168	11.8	1.99
Total	$25,779	$23,767	6.9	1.95%
Mortgage-Backed Securities (a)
Maturing in one year or less	$44	$44	.7	2.67%
Maturing after one year through five years	12,785	12,381	3.2	2.03
Maturing after five years through ten years	33,303	30,454	7.9	1.81
Maturing after ten years	25,412	22,437	10.6	2.11
Total	$71,544	$65,316	8.0	1.96%
Obligations of State and Political Subdivisions (b) (c)
Maturing in one year or less	$182	$182	.3	4.63%
Maturing after one year through five years	1,974	1,955	4.0	4.43
Maturing after five years through ten years	1,480	1,401	7.2	3.82
Maturing after ten years	7,289	6,178	16.9	3.36
Total	$10,925	$9,716	13.0	3.64%
Other
Maturing in one year or less	$–	$–	–	–%
Maturing after one year through five years	7	7	2.9	2.07
Maturing after five years through ten years	–	–	–	–
Maturing after ten years	–	–	–	–
Total	$7	$7	2.9	2.07%
Total available-for-sale (d)	$108,255	$98,806	8.2	2.13%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

4 2	U.S. Bancorp

Note 5	Loans and Allowance for Credit Losses
The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	June 30, 2022		December 31, 2021
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$121,130	36.4%	$106,912	34.3%
Lease financing	4,853	1.5	5,111	1.6
Total commercial	125,983	37.9	112,023	35.9
Commercial Real Estate
Commercial mortgages	29,864	9.0	28,757	9.2
Construction and development	9,889	3.0	10,296	3.3
Total commercial real estate	39,753	12.0	39,053	12.5
Residential Mortgages
Residential mortgages	73,522	22.1	67,546	21.6
Home equity loans, first liens	8,592	2.6	8,947	2.9
Total residential mortgages	82,114	24.7	76,493	24.5
Credit Card	23,697	7.1	22,500	7.2
Other Retail
Retail leasing	6,490	2.0	7,256	2.3
Home equity and second mortgages	10,973	3.3	10,446	3.4
Revolving credit	2,764	.8	2,750	.9
Installment	16,656	5.0	16,514	5.3
Automobile	23,830	7.2	24,866	8.0
Student	109	–	127	–
Total other retail	60,822	18.3	61,959	19.9
Total loans	$332,369	100.0%	$312,028	100.0%
The Company had loans of $92.4 billion at June 30, 2022, and $92.1 billion at December 31, 2021, pledged at the Federal Home Loan Bank, and loans of $83.7 billion at June 30, 2022, and $76.9 billion at December 31, 2021, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $364 million at June 30, 2022 and $475 million at December 31, 2021. All purchased loans are recorded at fair value at the date of purchase. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased credit deteriorated loans.
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

U.S. Bancorp	4 3

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

44	U.S. Bancorp

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2022
Balance at beginning of period	$1,836	$1,074	$600	$1,639	$ 956	$6,105
Add
Provision for credit losses	90	(95)	49	225	42	311
Deduct
Loans charged-off	53	9	2	162	50	276
Less recoveries of loans charged-off	(23)	(3)	(11)	(44)	(34)	(115)
Net loan charge-offs (recoveries)	30	6	(9)	118	16	161
Balance at end of period	$1,896	$ 973	$658	$1,746	$ 982	$6,255
2021
Balance at beginning of period	$1,932	$1,532	$539	$1,952	$1,005	$6,960
Add
Provision for credit losses	(67)	(123)	(71)	87	4	(170)
Deduct
Loans charged-off	58	4	5	192	55	314
Less recoveries of loans charged-off	(31)	(4)	(15)	(44)	(40)	(134)
Net loan charge-offs (recoveries)	27	–	(10)	148	15	180
Balance at end of period	$1,838	$1,409	$478	$1,891	$ 994	$6,610

Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2022
Balance at beginning of period	$1,849	$1,123	$565	$1,673	$ 945	$6,155
Add
Provision for credit losses	109	(149)	78	303	82	423
Deduct
Loans charged-off	108	10	7	320	111	556
Less recoveries of loans charged-off	(46)	(9)	(22)	(90)	(66)	(233)
Net loan charge-offs (recoveries)	62	1	(15)	230	45	323
Balance at end of period	$1,896	$ 973	$658	$1,746	$ 982	$6,255
2021
Balance at beginning of period	$2,423	$1,544	$573	$2,355	$1,115	$8,010
Add
Provision for credit losses	(502)	(142)	(110)	(172)	(71)	(997)
Deduct
Loans charged-off	144	14	10	382	138	688
Less recoveries of loans charged-off	(61)	(21)	(25)	(90)	(88)	(285)
Net loan charge-offs (recoveries)	83	(7)	(15)	292	50	403
Balance at end of period	$1,838	$1,409	$478	$1,891	$ 994	$6,610
The increase in the allowance for credit losses from December 31, 2021 to June 30, 2022 reflected strong loan growth and increased economic uncertainty, partially offset by stabilizing credit quality.
Credit Quality
The credit quality of the Company’s loan portfolios is ass
e
ssed as a function of net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by the Company.
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

U.S. Bancorp	4 5

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
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming (b)	Total

June 30, 2022
Commercial	$125,490	$ 254	$ 91	$148	$125,983
Commercial real estate	39,519	24	4	206	39,753
Residential mortgages (a)	81,689	100	102	223	82,114
Credit card	23,333	200	164	–	23,697
Other retail	60,376	236	62	148	60,822
Total loans	$330,407	$ 814	$423	$725	$332,369
December 31, 2021
Commercial	$111,270	$ 530	$49	$174	$112,023
Commercial real estate	38,678	80	11	284	39,053
Residential mortgages (a)	75,962	124	181	226	76,493
Credit card	22,142	193	165	–	22,500
Other retail	61,468	275	66	150	61,959
Total loans	$309,520	$1,202	$472	$834	$312,028

(a)
At June 30, 2022, $
642
million of loans 30–89 days past due and $
1.7
billion of loans 90 days or more past due purchased
 and loans that could be purchased
from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options
whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $
791
million and $
1.5
billion at December 31, 2021, respectively.

(b)
Substantially all nonperforming loans at June 30, 2022 and December 31, 2021, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $
5
million and $
4
million for the three months ended June 30, 2022 and 2021, respectively, and $
8
million and $
7
million for the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $23 million, compared with $22 million at December 31, 2021. These amounts excluded $40 million and $22 million at June 30, 2022 and December 31, 2021, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at June 30, 2022 and December 31, 2021, was $1.1 billion and $696 million, respectively, of which $898 million and $555 million, respectively, related to loans purchased and loans that could be purchased
 from Government National Mortgage Association (“GNMA”)

mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

4 6	U.S. Bancorp

are those loans where a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. It is possible that others, given the same information, may reach different reasonable conclusions regarding the credit quality rating classification of specific loans.
The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	June 30, 2022					December 31, 2021
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total	Pass	Special Mention	Classified (a)	Total Criticized	Total
Commercial
Originated in 2022	$ 32,672	$ 52	$ 142	$ 194	$ 32,866	$ –	$ –	$ –	$ –	$ –
Originated in 2021	40,532	298	110	408	40,940	51,155	387	287	674	51,829
Originated in 2020	9,809	11	292	303	10,112	14,091	304	133	437	14,528
Originated in 2019	6,624	6	61	67	6,691	10,159	151	54	205	10,364
Originated in 2018	3,313	3	20	23	3,336	5,122	3	36	39	5,161
Originated prior to 2018	3,902	18	38	56	3,958	4,923	30	81	111	5,034
Revolving (b)	27,628	277	175	452	28,080	24,722	268	117	385	25,107
Total commercial	124,480	665	838	1,503	125,983	110,172	1,143	708	1,851	112,023

Commercial real estate
Originated in 2022	6,689	148	449	597	7,286	–	–	–	–	–
Originated in 2021	11,992	63	452	515	12,507	13,364	6	990	996	14,360
Originated in 2020	6,570	16	181	197	6,767	7,459	198	263	461	7,920
Originated in 2019	5,009	140	340	480	5,489	6,368	251	610	861	7,229
Originated in 2018	2,348	29	211	240	2,588	2,996	29	229	258	3,254
Originated prior to 2018	3,438	19	143	162	3,600	4,473	55	224	279	4,752
Revolving	1,511	–	5	5	1,516	1,494	1	43	44	1,538
Total commercial real estate	37,557	415	1,781	2,196	39,753	36,154	540	2,359	2,899	39,053

Residential mortgages (c)
Originated in 2022	12,396	–	–	–	12,396	–	–	–	–	–
Originated in 2021	29,446	–	3	3	29,449	29,882	–	3	3	29,885
Originated in 2020	14,384	–	10	10	14,394	15,948	1	8	9	15,957
Originated in 2019	5,834	–	24	24	5,858	6,938	–	36	36	6,974
Originated in 2018	2,383	–	18	18	2,401	2,889	–	30	30	2,919
Originated prior to 2018	17,328	–	288	288	17,616	20,415	–	342	342	20,757
Revolving	–	–	–	–	–	1	–	–	–	1
Total residential mortgages	81,771	–	343	343	82,114	76,073	1	419	420	76,493

Credit card (d)	23,532	–	165	165	23,697	22,335	–	165	165	22,500

Other retail
Originated in 2022	7,650	–	1	1	7,651	–	–	–	–	–
Originated in 2021	18,825	–	8	8	18,833	22,455	–	6	6	22,461
Originated in 2020	9,981	–	10	10	9,991	12,071	–	9	9	12,080
Originated in 2019	5,476	–	13	13	5,489	7,223	–	17	17	7,240
Originated in 2018	2,204	–	10	10	2,214	3,285	–	14	14	3,299
Originated prior to 2018	2,626	–	18	18	2,644	3,699	–	24	24	3,723
Revolving	13,381	–	113	113	13,494	12,532	–	112	112	12,644
Revolving converted to term	464	–	42	42	506	472	–	40	40	512
Total other retail	60,607	–	215	215	60,822	61,737	–	222	222	61,959
Total loans	$327,947	$1,080	$3,342	$4,422	$332,369	$306,471	$1,684	$3,873	$5,557	$312,028
Total outstanding commitments	$702,561	$2,021	$4,851	$6,872	$709,433	$662,363	$3,372	$5,684	$9,056	$671,419

Note:	Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended.
(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	Includes an immaterial amount of revolving converted to term loans.
(c)
At June 30, 2022, $1.7 billion of GNMA loans 90 days or more past due and $965 million of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $1.5 billion and $1.1 billion at December 31, 2021, respectively.

(d)	Predominately all credit card loans are considered revolving loans. Includes an immaterial amount of revolving converted to term loans.
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

U.S. Bancorp	4 7

The following table provides a summary of loans modified as TDRs for the periods presented by portfolio class:

	2022			2021
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended June 30
Commercial	506	$ 50	$ 41	526	$ 12	$ 13
Commercial real estate	28	11	9	30	38	41
Residential mortgages	366	106	106	360	141	140
Credit card	8,696	48	49	5,050	31	31
Other retail	756	24	20	468	18	17
Total loans, excluding loans purchased from GNMA mortgage pools	10,352	239	225	6,434	240	242
Loans purchased from GNMA mortgage pools	353	47	50	478	67	69
Total loans	10,705	$ 286	$275	6,912	$ 307	$ 311

Six Months Ended June 30
Commercial	1,015	$ 88	$ 73	1,230	$ 87	$ 73
Commercial real estate	37	22	19	86	124	112
Residential mortgages	1,206	334	332	696	245	244
Credit card	18,035	98	99	10,836	64	65
Other retail	1,484	61	57	1,793	55	49
Total loans, excluding loans purchased from GNMA mortgage pools	21,777	603	580	14,641	575	543
Loans purchased from GNMA mortgage pools	743	102	105	1,037	154	158
Total loans	22,520	$ 705	$685	15,678	$ 729	$ 701
Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. At June 30, 2022, 8 residential mortgages, 8 home equity and second mortgage loans and 97 loans purchased from GNMA mortgage pools with outstanding balances of less than
$1 million,
less than
$1 million and $13 million, respectively, were in a trial period and have estimated post-modification balances of less than
$1 million,
less than
$1 million and $14 million, respectively, assuming permanent modification occurs at the end of the trial period.
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

48	U.S. Bancorp

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
The following table provides a summary of TDR loans that defaulted (fully or partially charged-off or became 90 days or more past due) for the periods presented, that were modified as TDRs within 12 months previous to default:

	2022		2021
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended June 30
Commercial	175	$ 3	327	$ 8
Commercial real estate	2	1	5	1
Residential mortgages	79	7	12	1
Credit card	1,727	9	1,805	11
Other retail	60	1	191	3
Total loans, excluding loans purchased from GNMA mortgage pools	2,043	21	2,340	24
Loans purchased from GNMA mortgage pools	120	17	43	6
Total loans	2,163	$38	2,383	$ 30

Six Months Ended June 30
Commercial	389	$ 6	612	$ 24
Commercial real estate	5	2	12	6
Residential mortgages	113	10	27	3
Credit card	3,361	18	3,569	20
Other retail	143	2	471	8
Total loans, excluding loans purchased from GNMA mortgage pools	4,011	38	4,691	61
Loans purchased from GNMA mortgage pools	169	25	73	10
Total loans	4,180	$63	4,764	$ 71
In addition to the defaults in the table above, the Company had a total of 12 and 28 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months and six months ended June 30, 2022, respectively, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $2 million and $4 million for the three months and six months ended June 30, 2022, respectively.
As of June 30, 2022, the Company had $112 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified in TDRs.

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
off-balance
sheet.

U.S. Bancorp	49

The Company also provides financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company provided $7 million and $70 million of support to the funds during the three months ended June 30, 2022 and 2021, respectively, and $65 million and $117 million during the six months ended June 30, 2022 and 2021, respectively.
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged
investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged
investments in tax expense of $112 million and $110 million for the three months ended June 30, 2022 and 2021, respectively, and $225 million and $243 million for the six months ended June 30, 2022 and 2021, respectively. The Company also recognized $162 million and $123 million of investment tax credits for the three months ended June 30, 2022 and 2021, respectively, and $175 million and $160 million for the six months ended June 30, 2022 and 2021, respectively. The Company recognized $106 million of expenses related to all of these investments for both the three months ended June 30, 2022 and 2021, of which $92 million and $87 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense. The Company recognized $208 million and $232 million of expenses related to all of these investments for the six months ended June 30, 2022 and 2021, respectively, of which $183 million and $179 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.
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
The following table provides a summary of investments in community development and tax-advantaged
VIEs that the Company has not consolidated:

(Dollars in Millions)	June 30, 2022	December 31, 2021
Investment carrying amount	$4,999	$4,484
Unfunded capital and other commitments	2,210	1,890
Maximum exposure to loss	9,872	9,899
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $46 million at June 30, 2022 and $40 million at December 31, 2021. The maximum exposure to loss related to these VIEs was $87 million at June 30, 2022 and $84 million at December 31, 2021, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $105 million at June 30, 2022, compared with less than $1 million to $75 million at December 31, 2021.

5 0	U.S. Bancorp

The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest.
 The Company sponsors entities to which it transfers its interests in tax-advantaged
investments to third parties. At June 30, 2022, approximately $4.9 billion of the Company’s assets and $3.3 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged
investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $5.0 billion and $3.4 billion, respectively, at December 31, 2021. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At June 30, 2022, $1.5 billion of available-for-sale
investment securities and $1.2 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $1.7 billion of available-for-sale
investment securities and $1.2 billion of short-term borrowings at December 31, 2021.

Note 7	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $226.4 billion of residential mortgage loans for others at June 30, 2022, and $222.4 billion at December 31, 2021, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net gains of $13 million and net losses of $27 million for the three months ended June 30, 2022 and 2021, respectively, and net losses of $16 million and $147 million for the six months ended June 30, 2022 and 2021, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $186 million and $178 million for the three months ended June 30, 2022 and 2021 respectively, and $371 million and $353 million for the six months ended June 30, 2022 and 2021, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2022	2021	2022	2021
Balance at beginning of period	$3,432	$2,787	$2,953	$2,210
Rights purchased	3	11	6	27
Rights capitalized	102	293	339	612
Rights sold (a)	—	1	1	1
Changes in fair value of MSRs
Due to fluctuations in market interest rates (b)	289	(232)	657	254
Due to revised assumptions or models (c)	6	(37)	(21)	(139)
Other changes in fair value (d)	(125)	(110)	(228)	(252)
Balance at end of period	$3,707	$2,713	$3,707	$2,713

(a)	MSRs sold include those having a negative fair value, resulting from the loans being severely delinquent.
(b)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
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

U.S. Bancorp	5 1

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	June 30, 2022						December 31, 2021
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(380)	$(172)	$(81)	$71	$133	$231	$(636)	$(324)	$(160)	$150	$287	$511
Derivative instrument hedges	371	170	81	(73)	(141)	(261)	614	309	152	(142)	(278)	(536)
Net sensitivity	$(9)	$(2)	$—	$(2)	$(8)	$(30)	$(22)	$(15)	$(8)	$8	$9	$(25)
Th
e
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
A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	June 30, 2022				December 31, 2021
(Dollars in Millions)	HFA	Government	Conventional (d)	Total	HFA	Government	Conventional (d)	Total
Servicing portfolio (a)	$41,701	$21,358	$159,657	$222,716	$40,652	$21,919	$156,382	$218,953
Fair value	$697	$403	$2,607	$3,707	$527	$308	$2,118	$2,953
Value (bps) (b)	167	189	163	166	130	141	135	135
Weighted-average servicing fees (bps)	36	41	30	32	36	41	30	32
Multiple (value/servicing fees)	4.65	4.59	5.41	5.15	3.63	3.43	4.50	4.18
Weighted-average note rate	4.02%	3.67%	3.40%	3.54%	4.07%	3.70%	3.41%	3.56%
Weighted-average age (in years)	3.9	6.0	3.5	3.8	3.8	5.9	3.3	3.7
Weighted-average expected prepayment (constant prepayment rate)	7.5%	8.5%	6.5%	6.9%	11.5%	13.2%	9.6%	10.3%
Weighted-average expected life (in years)	8.6	7.4	8.2	8.2	6.5	5.6	6.9	6.7
Weighted-average option adjusted spread (c)	7.2%	6.9%	5.9%	6.2%	7.3%	7.3%	6.3%	6.6%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)	Represents loans sold primarily to GSEs.

Note 8	Preferred Stock
At June 30, 2022 and December 31, 2021, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	June 30, 2022				December 31, 2021
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	—	—	—	—
Total preferred stock (a)	243,510	$7,026	$218	$6,808	225,510	$6,576	$205	$6,371

(a)	The par value of all shares issued and outstanding at June 30, 2022 and December 31, 2021, was $1.00 per share.
During the first six months of 2022, the Company issued depositary shares representing an ownership interest in 18,000 shares of Series O
Non-Cumulative
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
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2022
Balance at beginning of period	$(4,518)	$(904)	$(77)	$(1,402)	$(37)	$(6,938)
Changes in unrealized gains (losses)	(4,761)	—	98	—	—	(4,663)
Transfer of securities from available-for-sale to held-to-maturity	1,381	(1,381)	—	—	—	—
Foreign currency translation adjustment (a)	—	—	—	—	(3)	(3)
Reclassification to earnings of realized (gains) losses	(19)	61	10	32	—	84
Applicable income taxes	859	334	(27)	(8)	1	1,159
Balance at end of period	$(7,058)	$(1,890)	$4	$(1,378)	$(39)	$(10,361)
2021
Balance at beginning of period	$(125)	$—	$(112)	$(1,813)	$(45)	$(2,095)
Changes in unrealized gains (losses)	1,195	—	14	—	—	1,209
Foreign currency translation adjustment (a)	—	—	—	—	(1)	(1)
Reclassification to earnings of realized (gains) losses	(43)	—	(8)	40	—	(11)
Applicable income taxes	(292)	—	(1)	(10)	(1)	(304)
Balance at end of period	$735	$—	$(107)	$(1,783)	$(47)	$(1,202)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Six Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2022
Balance at beginning of period	$540	$(935)	$(85)	$(1,426)	$(37)	$(1,943)
Changes in unrealized gains (losses)	(11,515)	—	98	—	—	(11,417)
Transfer of securities from available-for-sale to held-to-maturity	1,381	(1,381)	—	—	—	—
Foreign currency translation adjustment (a)	—	—	—	—	(3)	(3)
Reclassification to earnings of realized (gains) losses	(37)	103	21	64	—	151
Applicable income taxes	2,573	323	(30)	(16)	1	2,851
Balance at end of period	$(7,058)	$(1,890)	$4	$(1,378)	$(39)	$(10,361)
2021
Balance at beginning of period	$2,417	$—	$(189)	$(1,842)	$(64)	$322
Changes in unrealized gains (losses)	(2,183)	—	113	—	—	(2,070)
Foreign currency translation adjustment (a)	—	—	—	—	24	24
Reclassification to earnings of realized (gains) losses	(68)	—	(4)	79	—	7
Applicable income taxes	569	—	(27)	(20)	(7)	515
Balance at end of period	$735	$—	$(107)	$(1,783)	$(47)	$(1,202)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

U.S. Bancorp	53

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2022	2021	2022	2021
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$19	$43	$37	$68	Securities gains (losses), net
	(5)	(11)	(9)	(17)	Applicable income taxes
	14	32	28	51	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	(61)	—	(103)	—	Interest income
	16	—	26	—	Applicable income taxes
	(45)	—	(77)	—	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(10)	8	(21)	4	Interest expense
	2	(2)	5	(1)	Applicable income taxes
	(8)	6	(16)	3	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(32)	(40)	(64)	(79)	Other noninterest expense
	8	10	16	20	Applicable income taxes
	(24)	(30)	(48)	(59)	Net-of-tax
Total impact to net income	$(63)	$8	$(113)	$(5)

Note 10	Earnings Per Share
The component
s
 of earnings per share were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2022	2021	2022	2021
Net income attributable to U.S. Bancorp	$1,531	$1,982	$3,088	$4,262
Preferred dividends	(59)	(58)	(143)	(148)
Impact of preferred stock call (a)	—	—	—	(5)
Earnings allocated to participating stock awards	(8)	(10)	(15)	(20)
Net income applicable to U.S. Bancorp common shareholders	$1,464	$1,914	$2,930	$4,089
Average common shares outstanding	1,486	1,489	1,485	1,495
Net effect of the exercise and assumed purchase of stock awards	1	1	1	2
Average diluted common shares outstanding	1,487	1,490	1,486	1,497
Earnings per common share	$.99	$1.29	$1.97	$2.73
Diluted earnings per common share	$.99	$1.28	$1.97	$2.73

(a)
Represents stock issuance costs originally recorded in preferred stock upon issuance of the Company’s Series I Preferred Stock that were reclassified to retained earnings on the date the Company announced its intent to redeem the outstanding shares.

Options outstanding at June 30, 2022, to purchase 1 million common shares for the three months and six months ended June 30, 2022, and outstanding at June 30, 2021, to purchase 1 million common shares for the six months ended June 30, 2021 were not included in the computation of diluted earnings per share because they were antidilutive.

Note 11	Employee Benefits
The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$68	$66	$—	$—	$137	$132	$—	$—
Interest cost	62	55	—	—	123	110	—	—
Expected return on plan assets	(120)	(113)	—	—	(239)	(225)	—	—
Prior service cost (credit) amortization	—	(1)	(2)	(1)	(1)	(1)	(2)	(2)
Actuarial loss (gain) amortization	35	43	(1)	(1)	70	85	(3)	(3)
Net periodic benefit cost (a)	$45	$50	$(3)	$(2)	$90	$101	$(5)	$(5)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

5 4	U.S. Bancorp

Note 12	Income Taxes
The components of income tax expense were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2022	2021	2022	2021
Federal
Current	$221	$350	$625	$703

Deferred	107	76	5	206
Federal income tax	328	426	630	909
State
Current	89	109	178	203

Deferred	(3)	16	3	46

State income tax	86	125	181	249
Total income tax provision	$414	$551	$811	$1,158
A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2022	2021	2022	2021
Tax at statutory rate	$409	$533	$820	$1,140
State income tax, at statutory rates, net of federal tax benefit	84	105	168	219
Tax effect of
Tax credits and benefits, net of related expenses	(46)	(83)	(152)	(176)
Tax-exempt income	(29)	(29)	(57)	(57)
Other items	(4)	25	32	32
Applicable income taxes	$414	$551	$811	$1,158
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2022, federal tax examinations for all years ending through December 31, 2014 are completed and resolved. The Company’s tax returns for the years ended December 31, 2015 through December 31, 2020 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $3.6 billion at June 30, 2022 and $785 million at December 31, 2021.

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

U.S. Bancorp	5 5

forecasted transaction
 is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At June 30, 2022, the Company had $4 million
(net-of-tax)
of realized and unrealized gains on
derivatives classified as
 cash flow hedges recorded in other comprehensive income (loss), compared with $85 million
(net-of-tax)
of realized and unrealized losses at December 31, 2021. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $15 million
(net-of-tax).
All cash flow hedges were highly effective for the three months ended June 30, 2022. There were no derivatives held as cash flow hedges at December 31, 2021.
Net Investment Hedges
 The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative
debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative
debt instruments designated as net investment hedges was $1.2 billion at June 30, 2022, compared with $1.3 billion at December 31, 2021.
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
The following table summarizes the asset and liability management derivative positions of the Company:

	June 30, 2022			December 31, 2021
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$17,400	$—	$—	$12,350	$—	$—
Pay fixed/receive floating swaps	3,820	—	—	16,650	—	—
Cash flow hedges
Interest rate contract s
Receive fixed/pay floating swaps	8,300	—	—	—	—	—
Net investment hedges
Foreign exchange forward contracts	805	6	1	793	—	4
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	11,040	30	63	9,322	10	16
Sell	9,811	34	31	29,348	25	27
Options
Purchased	7,480	260	—	18,570	256	—
Written	7,208	20	93	9,662	52	231
Receive fixed/pay floating swaps	11,420	—	—	9,653	—	—
Pay fixed/receive floating swaps	12,481	—	—	7,033	—	—
Foreign exchange forward contracts	852	5	2	735	2	6
Equity contracts	186	4	—	209	5	—
Other (a)	2,344	2	81	1,792	—	125
Total	$93,147	$361	$271	$116,117	$350	$409

(a)
Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $1.8 billion and $79 million at June 30, 2022, respectively, compared to $1.8 billion and $125 million at December 31, 2021, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $565 million at June 30, 2022, and $8 million at December 31, 2021.

5 6	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	June 30, 2022			December 31, 2021
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts
Receive fixed/pay floating swaps	$204,454	$458	$3,125	$178,701	$2,007	$438
Pay fixed/receive floating swaps	193,869	1,308	214	174,176	134	670
Other (a)	19,451	1	3	16,267	1	2
Options
Purchased	90,183	993	5	89,679	194	36
Written	87,585	6	979	85,211	36	176
Futures
Buy	475	—	—	3,607	—	—
Sell	4,928	—	—	3,941	—	—
Foreign exchange rate contracts
Forwards, spots and swaps	95,611	2,222	2,239	89,321	1,145	1,143
Options
Purchased	861	39	—	805	19	—
Written	861	—	39	805	—	19
Credit contracts	9,152	1	6	9,331	1	5
Total	$707,430	$5,028	$6,610	$651,844	$3,537	$2,489

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.
The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings
(net-of-tax):

	Three Months Ended June 30				Six Months Ended June 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2022	2021	2022	2021	2022	2021	2022	2021
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$73	$11	$(8)	$6	$73	$85	$(16)	$3
Net investment hedges
Foreign exchange forward contracts	27	(8)	—	—	26	(1)	—	—
Non-derivative debt instruments	63	(14)	—	—	83	34	—	—

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.
The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended June 30				Six Months Ended June 30
	Interest Income		Interest Expense		Interest Income		Interest Expense
(Dollars in Millions)	2022	2021	2022	2021	2022	2021	2022	2021
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$3,825	$3,382	$390	$245	$7,243	$6,723	$635	$523

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	(186)	(30)	(38)	18	331	(31)	34	73
Hedged items	187	29	36	(17)	(331)	30	(35)	(72)
Cash flow hedges
Interest rate contract derivatives	—	—	10	(8)	—	—	21	(4)

Note:
The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $10 million and $21 million into earnings during the three and six months ended June 30, 2022, respectively, as a result of realized cash flows on discontinued cash flow hedges, compared with $12 million and $27 million during the three and six months ended June 30, 2021, respectively. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.

U.S. Bancorp	5 7

The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment (a)
At December 31 (Dollars in Millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities	$3,124	$16,445	$(716)	$(26)
Long-term debt	17,724	12,278	378	585

(a)
The cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale
investment securities and long-term debt was $(365) million and $468 million, respectively, at June 30, 2022, compared with $(6) million and $640 million at December 31, 2021, respectively.

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)		2022	2021	2022	2021
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$74	$(99)	$297	$331
Purchased and written options	Mortgage banking revenue	6	253	(41)	265
Swaps	Mortgage banking revenue	(247)	193	(451)	(197)
Foreign exchange forward contracts	Other noninterest income	4	(7)	1	(10)
Equity contracts	Compensation expense	(1)	1	(3)	5
Other	Other noninterest income	1	1	—	1
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	30	25	47	52
Purchased and written options	Commercial products revenue	—	4	4	(3)
Futures	Commercial products revenue	8	—	24	—
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	20	27	35	46
Purchased and written option s	Commercial products revenue	1	—	1	—
Credit contracts	Commercial products revenue	17	(4)	22	(2)
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at June 30, 2022, was $1.5 billion. At June 30, 2022, the Company had $1.2 billion of cash posted as collateral against this net liability position.

Note 14	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral
over-the-counter
trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $800.6 billion total notional amount of derivative positions at June 30, 2022, $409.7 billion related to

58	U.S. Bancorp

bilateral
over-the-counter
trades, $383.9 billion related to those centrally cleared through clearinghouses and $7.0 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 13 for further discussion of the Company’s derivatives, including collateral arrangements.
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

U.S. Bancorp	59

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
June 30, 2022
Repurchase agreements
U.S. Treasury and agencies	$429	$–	$–	$–	$429
Residential agency mortgage-backed securities	969	–	–	–	969
Corporate debt securities	597	–	–	–	597
Total repurchase agreements	1,995	–	–	–	1,995
Securities loaned
Corporate debt securities	225	–	–	–	225
Total securities loaned	225	–	–	–	225
Gross amount of recognized liabilities	$2,220	$–	$–	$–	$2,220
December 31, 2021
Repurchase agreements
U.S. Treasury and agencies	$378	$–	$–	$–	$378
Residential agency mortgage-backed securities	551	–	–	–	551
Corporate debt securities	646	–	–	–	646
Total repurchase agreements	1,575	–	–	–	1,575
Securities loaned
Corporate debt securities	169	–	–	–	169
Total securities loaned	169	–	–	–	169
Gross amount of recognized liabilities	$1,744	$–	$–	$–	$1,744
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
The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

(Dollars in Millions)	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Received (c)
June 30, 2022
Derivative assets (d)	$5,359	$(3,503)	$1,856	$(175)	$(66)	$1,615
Reverse repurchase agreements	513	–	513	(386)	(127)	–
Securities borrowed	1,657	–	1,657	–	(1,609)	48
Total	$7,529	$(3,503)	$4,026	$(561)	$(1,802)	$1,663
December 31, 2021
Derivative assets (d)	$3,830	$(1,609)	$2,221	$(142)	$(106)	$1,973
Reverse repurchase agreements	359	–	359	(249)	(110)	–
Securities borrowed	1,868	–	1,868	–	(1,818)	50
Total	$6,057	$(1,609)	$4,448	$(391)	$(2,034)	$2,023

(a)	Includes $2.0 billion and $528 million of cash collateral related payables that were netted against derivative assets at June 30, 2022 and December 31, 2021, respectively.
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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $30 million and $57 million at June 30, 2022 and December 31, 2021, respectively, of derivative assets not subject to netting arrangements.

6 0	U.S. Bancorp

(Dollars in Millions)	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet

				Financial Instruments (b)	Collateral Pledged (c)	Net Amount

June 30, 2022
Derivative liabilities (d)	$6,771	$(2,639)	$4,132	$(175)	$–	$3,957
Repurchase agreements	1,995	–	1,995	(386)	(1,609)	–
Securities loaned	225	–	225	–	(223)	2
Total	$8,991	$(2,639)	$6,352	$(561)	$(1,832)	$3,959
December 31, 2021
Derivative liabilities (d)	$2,761	$(1,589)	$1,172	$(142)	$–	$1,030
Repurchase agreements	1,575	–	1,575	(249)	(1,326)	–
Securities loaned	169	–	169	–	(167)	2
Total	$4,505	$(1,589)	$2,916	$(391)	$(1,493)	$1,032

(a)	Includes $1.2 billion and $508 million of cash collateral related receivables that were netted against derivative liabilities at June 30, 2022 and December 31, 2021, respectively.
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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $110 million and $137 million at June 30, 2022 and December 31, 2021, respectively, of derivative liabilities not subject to netting arrangements.

Note 15	Fair Values of Assets and Liabilities
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

U.S. Bancorp	6 1

Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the six months ended June 30, 2022 and 2021, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale
 MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue was a net loss of $64 million and a net gain of $98 million for the three months ended June 30, 2022 and 2021, respectively, and net losses of $298 million and $117 million for the six months ended June 30, 2022 and 2021, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
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

6 2	U.S. Bancorp

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
The following table shows the significant valuation assumption ranges for MSRs at June 30, 2022:

	Minimum	Maximum	Weighted- Average (a)
Expected prepayment	5%	10%	7%
Option adjusted spread	5	11	6

(a)	Determined based on the relative fair value of the related mortgage loans serviced.
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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at June 30, 2022:

	Minimum	Maximum	Weighted- Average (a)

Expected loan close rate	29%	100%	80%
Inherent MSR value (basis points per loan)	37	219	108

(a)	Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance.

U.S. Bancorp	6 3

A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At June 30, 2022, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 158 percent and 2 percent, respectively.
The significant unobservable inputs used in the fair value measurement of the Visa swaps are management’s estimate of the probability of certain litigation scenarios occurring, and the timing of the resolution of the related litigation loss estimates in excess, or shortfall, of the Company’s proportional share of escrow funds. An increase in the loss estimate or a delay in the resolution of the related litigation would have resulted in an increase in the derivative liability. A decrease in th
e
 loss estimate or an acceleration of the resolution of the related litigation would have resulted in a decrease in the derivative liability.
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2022
Available-for-sale securities
U.S. Treasury and agencies	$18,539	$5,228	$–	$–	$23,767
Mortgage-backed securities
Residential agency	–	57,752	–	–	57,752
Commercial agency	–	7,564	–	–	7,564
Obligations of state and political subdivisions	–	9,715	1	–	9,716
Other	–	7	–	–	7
Total available-for-sale	18,539	80,266	1	–	98,806
Mortgage loans held for sale	–	2,773	–	–	2,773
Mortgage servicing rights	–	–	3,707	–	3,707
Derivative assets	–	4,555	834	(3,503)	1,886
Other assets	187	1,830	–	–	2,017
Total	$18,726	$89,424	$4,542	$(3,503)	$109,189
Derivative liabilities	$–	$3,872	$3,009	$(2,639)	$4,242
Short-term borrowings and other liabilities (a)	190	1,645	–	–	1,835
Total	$190	$5,517	$3,009	$(2,639)	$6,077
December 31, 2021
Available-for-sale securities
U.S. Treasury and agencies	$30,917	$5,692	$–	$–	$36,609
Mortgage-backed securities
Residential agency	–	77,079	–	–	77,079
Commercial agency	–	8,485	–	–	8,485
Asset-backed securities	–	59	7	–	66
Obligations of state and political subdivisions	–	10,716	1	–	10,717
Other	–	7	–	–	7
Total available-for-sale	30,917	102,038	8	–	132,963
Mortgage loans held for sale	–	6,623	–	–	6,623
Mortgage servicing rights	–	–	2,953	–	2,953
Derivative assets	8	2,490	1,389	(1,609)	2,278
Other assets	278	1,921	—	—	2,199
Total	$31,203	$113,072	$4,350	$(1,609)	$147,016
Derivative liabilities	$—	$2,308	$590	$(1,589)	$1,309
Short-term borrowings and other liabilities (a)	209	1,837	—	—	2,046
Total	$209	$4,145	$590	$(1,589)	$3,355

Note:
Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $80 million and $79 million at June 30, 2022 and December 31, 2021, respectively. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first six months of 2022 and 2021, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

6 4	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2022
Available-for-sale securities
Asset-backed securities	$7	$(3)		$–	$–	$(4)	$–		$–	$–	$–
Obligations of state and political subdivisions	1	–		–	–	–	–		–	1	–
Total available-for-sale	8	(3)		–	–	(4)	–		–	1	–
Mortgage servicing rights	3,432	170	(a)	–	3	–	102	(c)	–	3,707	170	(a)
Net derivative assets and liabilities	(1,011)	(1,494	) (b)	–	81	–	–		249	(2,175)	(1,259	) (d)

2021
Available-for-sale securities
Asset-backed securities	$7	$–		$1	$–	$–	$–		$–	$8	$1
Obligations of state and political subdivisions	1	–		–	–	–	–		–	1	–
Total available-for-sale	8	–		1	–	–	–		–	9	1
Mortgage servicing rights	2,787	(379	) (a)	–	11	1	293	(c)	–	2,713	(379	) (a)
Net derivative assets and liabilities	1,156	556	(e)	–	58	(1)	–		(269)	1,500	412	(f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $(20) million, $(1.5) billion and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $(3) million, $(1.3) billion and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $276 million, $279 million and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)	Approximately $100 million, $311 million and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2022
Available-for-sale securities
Asset-backed securities	$7	$(3)		$–	$–	$(4)	$–		$–	$–	$–
Obligations of state and political subdivisions	1	–		–	–	–	–		–	1	–
Total available-for-sale	8	(3)		–	–	(4)	–		–	1	–
Mortgage servicing rights	2,953	408	(a)	–	6	1	339	(c)	–	3,707	408	(a)
Net derivative assets and liabilities	799	(3,361	) (b)	–	92	(1)	–		296	(2,175)	(2,739	) (d)

2021
Available-for-sale securities
Asset-backed securities	$7	$–		$1	$–	$–	$–		$–	$8	$1
Obligations of state and political subdivisions	1	–		–	–	–	–		–	1	–
Total available-for-sale	8	–		1	–	–	–		–	9	1
Mortgage servicing rights	2,210	(137	) (a)	–	27	1	612	(c)	–	2,713	(137	) (a)
Net derivative assets and liabilities	2,326	(379	) (e)	–	60	(1)	–		(506)	1,500	(496	) (f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $(103) million and $(3.3) billion included in mortgage banking revenue and commercial products revenue, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $(3) million and $(2.7) billion included in mortgage banking revenue and commercial products revenue, respectively.
(e)	Approximately $336 million, $(716) million and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)	Approximately $100 million, $(597) million and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
The Company is also required periodically to measure certain other financial assets at fair value on a nonrecurring basis. These measurements of fair value usually result from the application of lower-of-cost-or-fair
value accounting or write-downs of individual assets.

U.S. Bancorp	6 5

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	June 30, 2022				December 31, 2021
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Loans (a)	$–	$–	$69	$69	$–	$–	$59	$59

Other assets (b)	–	–	28	28	–	–	77	77

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2022	2021	2022	2021

Loans (a)	$22	$12	$33	$43

Other assets (b)	10	5	11	6

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.
Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2022			December 31, 2021
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$2,773	$2,753	$20	$6,623	$6,453	$170
Nonaccrual loans	1	1	–	1	1	–
Loans 90 days or more past due	1	1	–	2	2	–
Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of June 30, 2022 and December 31, 2021. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.

6 6	U.S. Bancorp

The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2022					December 31, 2021
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$39,124	$39,124	$–	$–	$39,124	$28,905	$28,905	$–	$–	$28,905
Federal funds sold and securities purchased under resale agreements	520	–	520	–	520	359	–	359	–	359
Investment securities held-to-maturity	61,503	1,337	54,320	–	55,657	41,858	–	41,812	–	41,812
Loans held for sale (a)	1,170	–	–	1,170	1,170	1,152	–	–	1,152	1,152
Loans	326,537	–	–	321,095	321,095	306,304	–	–	312,724	312,724
Other (b)	2,391	–	1,679	712	2,391	1,521	–	630	891	1,521
Financial Liabilities
Time deposits	30,622	–	30,039	–	30,039	22,665	–	22,644	–	22,644
Short-term borrowings (c)	23,128	–	22,789	–	22,789	9,750	–	9,646	–	9,646
Long-term debt	29,408	–	27,901	–	27,901	32,125	–	32,547	–	32,547
Other (d)	3,896	–	1,135	2,761	3,896	3,862	–	1,170	2,692	3,862

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Includes investments in Federal Reserve Bank and Federal Home Loan Bank stock and tax-advantaged investments.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.
(d)	Includes operating lease liabilities and liabilities related to tax-advantaged investments.
The fair value of unfunded commitments, deferred
non-yield
related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield
related loan fees and standby letters of credit was $486 million and $495 million at June 30, 2022 and December 31, 2021, respectively. The carrying value of other guarantees was $224 million and $245 million at June 30, 2022 and December 31, 2021, respectively.

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

U.S. Bancorp	6 7

Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2022:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$55	$9,844
Third party borrowing arrangements	—	—	7
Securities lending indemnifications	7,822	—	7,461
Asset sales	—	85	7,629	(a)
Merchant processing	1,415	118	141,453
Tender option bond program guarantee	1,521	—	1,489
Other	—	21	1,343

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

At June 30, 2022, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $9.1 billion. The Company held collateral of $1.2 billion in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At June 30, 2022, the liability was $100 million primarily related to these airline processing arrangements.
Asset Sales
The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At June 30, 2022, the Company had reserved $13 million for potential losses from representation and warranty obligations, compared with $18 million at December 31, 2021. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of June 30, 2022 and December 31, 2021, the Company had $35 million and $19 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.

68	U.S. Bancorp

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
On July 27, 2022, U.S. Bank agreed to the issuance of a consent order with the Consumer Financial Protection Bureau resolving the previously disclosed investigation of certain of the Company’s consumer sales practices. The financial impact of the resolution was not material to the Company’s financial condition, results of operations or cash flows.
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

U.S. Bancorp	69

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
Noninterest expenses incurred by centrally managed operations or business segments that directly support another business segment’s operations are charged to the applicable business segment based on its utilization of those services, primarily measured by the volume of customer activities, number of employees or other relevant factors. These allocated expenses are reported as net shared services expense within noninterest expense. Certain activities that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance are not charged to the business segments. The income or expenses associated with these corporate activities, including merger and integration charges, are reported within the Treasury and Corporate Support business segment. Income taxes are assessed to each business segment at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.
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

7 0	U.S. Bancorp

Business segment results for the three months ended June 30 were as follows:

	Corporate and Commercial Banking					Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2022		2021			2022	2021	2022	2021
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$784		$726			$1,617	$1,534	$352	$246
Noninterest income	272		265			395	634	652	549
Total net revenue	1,056		991			2,012	2,168	1,004	795
Nointerest expense	453		433			1,419	1,375	581	521
Income (loss) before provision and income taxes	603		558			593	793	423	274
Provision for credit losses	100		—			(75)	(68)	(4)	(4)
Income (loss) before income taxes	503		558			668	861	427	278
Income taxes and taxable-equivalent adjustment	126		140			167	215	107	70
Net income (loss)	377		418			501	646	320	208
Net (income) loss attributable to noncontrolling interests	—		—			—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$377		$418			$501	$646	$320	$208

Average Balance Sheet
Loans	$123,210		$102,275			$141,135	$140,826	$22,320	$17,442
Other earning assets	4,161		4,409			2,579	8,018	251	237
Goodwill	1,912		1,647			3,244	3,476	1,718	1,618
Other intangible assets	4		5			3,634	2,828	300	84
Assets	137,773		114,186			156,132	161,695	25,786	20,470

Noninterest-bearing deposits	58,266		60,696			31,642	33,702	25,019	23,288
Interest-bearing deposits	93,678		70,019			168,486	158,164	71,759	73,347
Total deposits	151,944		130,715			200,128	191,866	96,778	96,635

Total U.S. Bancorp shareholders’ equity	13,989		13,816			12,366	12,337	3,618	3,089

	Payment Services					Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2022		2021			2022	2021	2022	2021
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$619		$595			$92	$63	$3,464	$3,164
Noninterest income	994	(a)	913	(a	)	235	258	2,548 (b)	2,619 (b)
Total net revenue	1,613		1,508			327	321	6,012 (c)	5,783 (c)
Noninterest expense	871		829			400	229	3,724	3,387
Income (loss) before provision and income taxes	742		679			(73)	92	2,288	2,396
Provision for credit losses	221		91			69	(189)	311	(170)
Income (loss) before income taxes	521		588			(142)	281	1,977	2,566
Income taxes and taxable-equivalent adjustment	130		147			(87)	6	443	578
Net income (loss)	391		441			(55)	275	1,534	1,988
Net (income) loss attributable to noncontrolling interests	—		—			(3)	(6)	(3)	(6)
Net income (loss) attributable to U.S. Bancorp	$391		$441			$(58)	$269	$1,531	$1,982

Average Balance Sheet
Loans	$33,854		$30,030			$3,668	$3,711	$324,187	$294,284
Other earning assets	1,023		5			204,560	193,798	212,574	206,467
Goodwill	3,318		3,176			—	—	10,192	9,917
Other intangible assets	438		518			—	—	4,376	3,435
Assets	41,054		35,618			219,166	219,396	579,911	551,365

Noninterest-bearing deposits	3,396		5,030			2,504	2,581	120,827	125,297
Interest-bearing deposits	167		141			1,599	2,242	335,689	303,913
Total deposits	3,563		5,171			4,103	4,823	456,516	429,210

Total U.S. Bancorp shareholders’ equity	8,115		7,413			11,078	16,307	49,166	52,962

(a)	Presented net of related rewards and rebate costs and certain partner payments of $772 million and $633 million for the three months ended June 30, 2022 and 2021, respectively.
(b)	Includes revenue generated from certain contracts with customers of $2.0 billion and $1.9 billion for the three months ended June 30, 2022 and 2021, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangments, the Company recorded $188 million and $238 million of revenue for the three months ended June 30, 2022 and 2021, respectively, primarily consisting of interest income on sales-type and direct financing leases.

U.S. Bancorp	7 1

Business segment results for the six months ended June 30 were as follows:

	Corporate and Commercial Banking				Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2022	2021			2022	2021	2022	2021
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,523	$1,448			$3,129	$3,035	$627	$514
Noninterest income	517	533			856	1,203	1,248	1,080
Total net revenue	2,040	1,981			3,985	4,238	1,875	1,594
Nointerest expense	878	853			2,839	2,731	1,174	1,020
Income (loss) before provision and income taxes	1,162	1,128			1,146	1,507	701	574
Provision for credit losses	104	(46)			(28)	(108)	4	1
Income (loss) before income taxes	1,058	1,174			1,174	1,615	697	573
Income taxes and taxable-equivalent adjustment	265	294			294	404	175	144
Net income (loss)	793	880			880	1,211	522	429
Net (income) loss attributable to noncontrolling interests	—	—			—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$793	$880			$880	$1,211	$522	$429

Average Balance Sheet
Loans	$119,557	$102,201			$140,984	$141,170	$21,521	$17,147
Other earning assets	4,416	4,364			3,475	9,092	255	258
Goodwill	1,912	1,647			3,252	3,476	1,739	1,618
Other intangible assets	4	5			3,406	2,661	283	63
Assets	132,856	114,229			156,770	162,803	25,124	20,297

Noninterest-bearing deposits	60,298	58,524			31,807	33,244	26,204	22,339
Interest-bearing deposits	90,336	70,943			167,279	154,450	71,024	78,489
Total deposits	150,634	129,467			199,086	187,694	97,228	100,828

Total U.S. Bancorp shareholders’ equity	13,859	14,092			12,311	12,407	3,607	3,062

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2022	2021			2022	2021	2022	2021
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,241	$1,224			$144	$32	$6,664	$6,253
Noninterest income	1,852 (a)	1,698	(a	)	471	486	4,944 (b)	5,000 (b)
Total net revenue	3,093	2,922			615	518	11,608 (c)	11,253 (c)
Noninterest expense	1,726	1,627			609	535	7,226	6,766
Income (loss) before provision and income taxes	1,367	1,295			6	(17)	4,382	4,487
Provision for credit losses	351	50			(8)	(894)	423	(997)
Income (loss) before income taxes	1,016	1,245			14	877	3,959	5,484
Income taxes and taxable-equivalent adjustment	254	311			(121)	58	867	1,211
Net income (loss)	762	934			135	819	3,092	4,273
Net (income) loss attributable to noncontrolling interests	—	—			(4)	(11)	(4)	(11)
Net income (loss) attributable to U.S. Bancorp	$762	$934			$131	$808	$3,088	$4,262

Average Balance Sheet
Loans	$32,802	$29,831			$3,744	$3,789	$318,608	$294,138
Other earning assets	1,023	5			205,541	191,382	214,710	205,101
Goodwill	3,322	3,175			—	—	10,225	9,916
Other intangible assets	450	530			—	—	4,143	3,259
Assets	39,803	35,356			224,110	217,372	578,663	550,057

Noninterest-bearing deposits	3,534	5,146			2,532	2,591	124,375	121,844
Interest-bearing deposits	164	137			2,174	1,932	330,977	305,951
Total deposits	3,698	5,283			4,706	4,523	455,352	427,795

Total U.S. Bancorp shareholders’ equity	8,067	7,535			13,460	15,750	51,304	52,846

(a)	Presented net of related rewards and rebate costs and certain partner payments of $1.4 billion and $1.2 billion for the six months ended June 30, 2022 and 2021, respectively.
(b)	Includes revenue generated from certain contracts with customers of $3.9 billion and $3.6 billion for the six months ended June 30, 2022 and 2021, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangments, the Company recorded $392 million and $466 million of revenue for the six months ended June 30, 2022 and 2021, respectively, primarily consisting of interest income on sales-type and direct financing leases.

7 2	U.S. Bancorp

Note 18	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to June 30, 2022 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	7 3

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30
		2022			2021
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$171,296	$825	1.93%	$160,615	$635	1.58%	6.7%
Loans held for sale	3,688	54	5.89	7,825	55	2.78	(52.9)
Loans (b)
Commercial	120,657	794	2.64	102,974	676	2.63	17.2
Commercial real estate	39,517	330	3.35	38,564	306	3.18	2.5
Residential mortgages	80,228	638	3.18	73,351	621	3.38	9.4
Credit card	22,748	589	10.38	21,116	554	10.54	7.7
Other retail	61,037	528	3.47	58,279	530	3.64	4.7
Total loans	324,187	2,879	3.56	294,284	2,687	3.66	10.2
Interest-bearing deposits with banks	31,116	57	.74	31,358	6	.08	(.8)
Other earning assets	6,474	39	2.36	6,669	26	1.61	(2.9)
Total earning assets	536,761	3,854	2.88	500,751	3,409	2.73	7.2
Allowance for loan losses	(5,710)			(6,310)			9.5
Unrealized gain (loss) on investment securities	(9,226)			851			*
Other assets	58,086			56,073			3.6
Total assets	$579,911			$551,365			5.2
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$120,827			$125,297			(3.6)%
Interest-bearing deposits
Interest checking	116,878	20	.07	103,356	7	.03	13.1
Money market savings	123,788	121	.39	113,673	50	.18	8.9
Savings accounts	68,127	2	.01	62,102	1	.01	9.7
Time deposits	26,896	34	.51	24,782	24	.39	8.5
Total interest-bearing deposits	335,689	177	.21	303,913	82	.11	10.5
Short-term borrowings
Federal funds purchased	641	1	.17	2,204	—	.02	(70.9)
Securities sold under agreements to repurchase	2,078	2	.10	1,658	1	.03	25.3
Commercial paper	6,289	4	.06	6,509	—	—	(3.4)
Other short-term borrowings	14,286	50	.35	6,091	17	.27	*
Total short- term borrowings	23,294	57	.98	16,462	18	.43	41.5
Long-term debt	31,390	156	1.99	36,190	145	1.61	(13.3)
Total interest-bearing liabilities	390,373	390	.40	356,565	245	.28	9.5
Other liabilities	19,078			15,910			19.9
Shareholders’ equity
Preferred equity	6,808			5,968			14.1
Common equity	42,358			46,994			(9.9)
Total U.S. Bancorp shareholders’ equity	49,166			52,962			(7.2)
Noncontrolling interests	467			631			(26.0)
Total equity	49,633			53,593			(7.4)
Total liabilities and equity	$579,911			$551,365			5.2
Net interest income		$3,464			$3,164
Gross interest margin			2.48%			2.45%
Gross interest margin without taxable-equivalent increments			2.46%			2.43%
Percent of Earning Assets
Interest income			2.88%			2.73%
Interest expense			.29			.20
Net interest margin			2.59%			2.53%
Net interest margin without taxable-equivalent increments			2.57%			2.51%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

7 4	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30
		2022			2021
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$173,019	$1,561	1.80%	$153,109	$1,169	1.53%	13.0%
Loans held for sale	4,579	114	5.00	8,922	122	2.73	(48.7)
Loans (b)
Commercial	116,761	1,423	2.46	102,535	1,349	2.65	13.9
Commercial real estate	39,302	625	3.21	38,675	611	3.18	1.6
Residential mortgages	78,847	1,250	3.17	74,271	1,266	3.41	6.2
Credit card	22,297	1,151	10.41	21,130	1,132	10.81	5.5
Other retail	61,401	1,037	3.41	57,527	1,062	3.72	6.7
Total loans	318,608	5,486	3.47	294,138	5,420	3.71	8.3
Interest-bearing deposits with banks	30,487	71	.47	36,542	15	.08	(16.6)
Other earning assets	6,625	67	2.02	6,528	50	1.57	1.5
Total earning assets	533,318	7,299	2.75	499,239	6,776	2.73	6.8
Allowance for loan losses	(5,706)			(6,788)			15.9
Unrealized gain (loss) on investment securities	(5,907)			1,342			*
Other assets	56,958			56,264			1.2
Total assets	$578,663			$550,057			5.2
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$124,375			$121,844			2.1%
Interest-bearing deposits
Interest checking	115,975	29	.05	100,387	13	.03	15.5
Money market savings	121,700	173	.29	119,218	100	.17	2.1
Savings accounts	67,555	4	.01	60,484	3	.01	11.7
Time deposits	25,747	51	.40	25,862	51	.40	(.4)
Total interest-bearing deposits	330,977	257	.16	305,951	167	.11	8.2
Short-term borrowings
Federal funds purchased	937	1	.16	1,840	1	.04	(49.1)
Securities sold under agreements to repurchase	1,987	3	.14	1,665	1	.07	19.3
Commercial paper	6,381	4	.06	6,328	—	—	.8
Other short-term borrowings	11,873	70	.59	4,961	32	.65	*
Total short- term borrowings	21,178	78	.75	14,794	34	.47	43.2
Long-term debt	32,177	300	1.88	37,817	322	1.71	(14.9)
Total interest-bearing liabilities	384,332	635	.33	358,562	523	.29	7.2
Other liabilities	18,184			16,174			12.4
Shareholders’ equity
Preferred equity	6,714			6,090			10.2
Common equity	44,590			46,756			(4.6)
Total U.S. Bancorp shareholders’ equity	51,304			52,846			(2.9)
Noncontrolling interests	468			631			(25.8)
Total equity	51,772			53,477			(3.2)
Total liabilities and equity	$578,663			$550,057			5.2
Net interest income		$6,664			$6,253
Gross interest margin			2.42%			2.44%
Gross interest margin without taxable-equivalent increments			2.40%			2.42%
Percent of Earning Assets
Interest income			2.75%			2.73%
Interest expense			.24			.21
Net interest margin			2.51%			2.52%
Net interest margin without taxable-equivalent increments			2.49%			2.50%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	75

Part II — Other Information
Item 1. Legal Proceedings
— See the information set forth in “Litigation and Regulatory Matters” in Note 16 in the Notes to Consolidated Financial Statements on page 69 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors
— There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, for discussion of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
— See the information set forth in the “Capital Management” section on page 26 of this Report for information regarding shares repurchased by the Company during the second quarter of 2022, which is incorporated herein by reference.
Item 6. Exhibits

2.1	Amendment No. 1 to the Share Purchase Agreement, dated as of May 10, 2022. *
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed on April 20, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 20, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form
10-Q
for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

76	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ L ISA R. S TARK

Dated: August 4, 2022		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	77

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

(c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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
Dated: August 4, 2022

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

(c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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
Dated: August 4, 2022

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

(1)
The Quarterly Report on Form
10-Q
for the quarter ended June 30, 2022 (the “Form
10-Q”)
of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ S / A NDREW C ECERE	/ S / T ERRANCE R. D OLAN
Andrew Cecere Chief Executive Officer Dated: August 4, 2022	Terrance R. Dolan Chief Financial Officer

80	U.S. Bancorp

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