Form 10-Q
period 2022-09-30
US BANCORP \DE\
filed 2022-11-01
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2022
Common Stock, $0.01 Par Value	1,485,823,486 shares

Table of Contents and
Form 10-Q
Cross Reference Index

U.S. Bancorp	1

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This quarterly report on
Form 10-Q
contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future plans and prospects of U.S. Bancorp. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “projects,” “forecasts,” “intends,” “plans,” “goals,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” Forward-looking statements involve inherent risks and uncertainties, including the following risks and uncertainties and the risks and uncertainties more fully discussed in the section entitled “Risk Factors” of Exhibit 13 to U.S. Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2021, which could cause actual results to differ materially from those anticipated. Deterioration in general business and economic conditions or turbulence in domestic or global financial markets could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities, reduce the availability of funding to certain financial institutions, lead to a tightening of credit, and increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices, and U.S. Bancorp’s ability to address or satisfy those requirements and other requirements or conditions imposed by regulatory entities, could affect U.S. Bancorp in substantial and unpredictable ways. U.S. Bancorp’s results could also be adversely affected by changes in interest rates; the impacts of the
COVID-19
pandemic on its business, financial position, results of operations, liquidity and prospects; increases in unemployment rates; deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans; deterioration in the value of its investment securities; legal and regulatory developments; litigation; increased competition from both banks and non-banks;
civil unrest; the effects of climate change; changes in customer behavior and preferences; breaches in data security, including as a result of work-from-home arrangements; failures to safeguard personal information; the impacts of international hostilities or geopolitical events; impacts of supply chain disruptions and rising inflation; effects of mergers and acquisitions and related integration; effects of critical accounting policies and judgments; and management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputation risk. In addition, U.S. Bancorp’s proposed acquisition of MUFG Union Bank presents risks and uncertainties, including, among others: the risk that the cost savings, any revenue synergies and other anticipated benefits of the proposed acquisition may not be realized or may take longer than anticipated to be realized; the risk that U.S. Bancorp’s business could be disrupted as a result of the announcement and pendency of the proposed acquisition and diversion of management’s attention from ongoing business operations and opportunities; the possibility that the proposed acquisition, including the integration of MUFG Union Bank, may be more costly or difficult to complete than anticipated; delays in closing the proposed acquisition; and the failure of any closing conditions in the definitive purchase agreement to be satisfied.
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

2	U.S. Bancorp

Table 1	Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2022	2021	Percent Change	2022	2021	Percent Change
Condensed Income Statement
Net interest income	$3,827	$3,171	20.7%	$10,435	$9,371	11.4%
Taxable-equivalent adjustment (a)	30	26	15.4	86	79	8.9
Net interest income (taxable-equivalent basis) (b)	3,857	3,197	20.6	10,521	9,450	11.3
Noninterest income	2,469	2,693	(8.3)	7,413	7,693	(3.6)
Total net revenue	6,326	5,890	7.4	17,934	17,143	4.6
Noninterest expense	3,637	3,429	6.1	10,863	10,195	6.6
Provision for credit losses	362	(163)	*	785	(1,160)	*
Income before taxes	2,327	2,624	(11.3)	6,286	8,108	(22.5)
Income taxes and taxable-equivalent adjustment	511	590	(13.4)	1,378	1,801	(23.5)
Net income	1,816	2,034	(10.7)	4,908	6,307	(22.2)
Net (income) loss attributable to noncontrolling interests	(4)	(6)	33.3	(8)	(17)	52.9
Net income attributable to U.S. Bancorp	$1,812	$2,028	(10.7)	$4,900	$6,290	(22.1)
Net income applicable to U.S. Bancorp common shareholders	$1,718	$1,934	(11.2)	$4,648	$6,023	(22.8)
Per Common Share
Earnings per share	$1.16	$1.30	(10.8)%	$3.13	$4.04	(22.5)%
Diluted earnings per share	1.16	1.30	(10.8)	3.13	4.04	(22.5)
Dividends declared per share	.48	.46	4.3	1.40	1.30	7.7
Book value per share (c)	27.39	32.22	(15.0)
Market value per share	40.32	59.44	(32.2)
Average common shares outstanding	1,486	1,483	.2	1,485	1,491	(.4)
Average diluted common shares outstanding	1,486	1,484	.1	1,486	1,492	(.4)
Financial Ratios
Return on average assets	1.22%	1.45%		1.13%	1.53%
Return on average common equity	15.8	15.9		14.1	17.0
Net interest margin (taxable-equivalent basis) (a)	2.83	2.53		2.62	2.52
Efficiency ratio (b)	57.5	58.4		60.7	59.8
Net charge-offs as a percent of average loans outstanding	.19	.20		.20	.25
Average Balances
Loans	$336,778	$296,739	13.5%	$324,731	$295,014	10.1%
Loans held for sale	3,499	7,438	(53.0)	4,214	8,422	(50.0)
Investment securities (d)	164,851	151,755	8.6	170,267	152,653	11.5
Earning assets	541,666	503,325	7.6	536,131	500,616	7.1
Assets	588,764	553,446	6.4	582,067	551,199	5.6
Noninterest-bearing deposits	114,044	129,018	(11.6)	120,893	124,262	(2.7)
Deposits	456,769	431,487	5.9	455,829	429,039	6.2
Short-term borrowings	29,034	14,688	97.7	23,825	14,758	61.4
Long-term debt	31,814	35,972	(11.6)	32,055	37,196	(13.8)
Total U.S. Bancorp shareholders’ equity	49,820	54,273	(8.2)	50,804	53,327	(4.7)

	September 30, 2022	December 31, 2021
Period End Balances
Loans	$342,708	$312,028	9.8%
Investment securities	154,097	174,821	(11.9)
Assets	600,973	573,284	4.8
Deposits	471,148	456,083	3.3
Long-term debt	32,228	32,125	.3
Total U.S. Bancorp shareholders’ equity	47,513	54,918	(13.5)
Asset Quality
Nonperforming assets	$677	$878	(22.9)%
Allowance for credit losses	6,455	6,155	4.9
Allowance for credit losses as a percentage of period-end loans	1.88%	1.97%
Capital Ratios
Common equity tier 1 capital	9.7%	10.0%
Tier 1 capital	11.2	11.6
Total risk-based capital	13.3	13.4
Leverage	8.7	8.6
Total leverage exposure	7.1	6.9
Tangible common equity to tangible assets (b)	5.2	6.8
Tangible common equity to risk-weighted assets (b)	6.7	9.2
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (b)	9.4	9.6

*	Not meaningful
(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 32.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)
Excludes unrealized gains and losses on
available-for-sale
investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale
to
held-to-maturity.

U.S. Bancorp	3

Management’s Discussion and Analysis

OVERVIEW
Earnings Summary
U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.8 billion for the third quarter of 2022, or $1.16 per diluted common share, compared with $2.0 billion, or $1.30 per diluted common share, for the third quarter of 2021. Return on average assets and return on average common equity were 1.22 percent and 15.8 percent, respectively, for the third quarter of 2022, compared with 1.45 percent and 15.9 percent, respectively, for the third quarter of 2021. The results for the third quarter of 2022 included the impact of $42 million ($33 million net-of-tax)
of merger and integration-related charges associated with the planned acquisition of MUFG Union Bank’s core regional banking franchise from Mitsubishi UFJ Financial Group, Inc. (“MUFG”), which decreased diluted earnings per common share by $0.02.
Total net revenue for the third quarter of 2022 was $436 million (7.4 percent) higher than the third quarter of 2021, reflecting a 20.7 percent increase in net interest income (20.6 percent on a taxable-equivalent basis) and an 8.3 percent decrease in noninterest income. The increase in net interest income from the third quarter of 2021 was due to the impact of rising interest rates on earning assets and strong growth in average loan and investment securities balances, partially offset by deposit pricing, changes in funding mix and lower loan fees driven by the impact of loan forgiveness related to the Small Business Administration (“SBA”) Paycheck Protection Program in the third quarter of 2021. The reduction in noninterest income reflected lower mortgage banking revenue driven by a decline in refinancing activities, partially offset by higher trust and investment management fees and payment services revenue.
Noninterest expense in the third quarter of 2022 was $208 million (6.1 percent) higher than the third quarter of 2021, reflecting increases in compensation expense, employee benefits expense, marketing and business development expense, net occupancy and equipment expense and other noninterest expense, as well as the impact of merger and integration-related charges of $42 million.
The provision for credit losses for the third quarter of 2022 was $362 million, compared with a benefit of $163 million for the third quarter of 2021. The provision for credit losses in the third quarter of 2022 reflected the impact of strong loan growth and increasing economic uncertainty. The provision for credit losses for the third quarter of 2021 reflected a decrease in the allowance for credit losses as a result of improving economic conditions and credit quality. Net charge-offs in the third quarter of 2022 were $162 million, compared with $147 million in the third quarter of 2021. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Net income attributable to U.S. Bancorp for the first nine months of 2022 was $4.9 billion, or $3.13 per diluted common share, compared with $6.3 billion, or $4.04 per diluted common share, for the first nine months of 2021. Return on average assets and return on average common equity were 1.13 percent and 14.1 percent, respectively, for the first nine months of 2022, compared with 1.53 percent and 17.0 percent, respectively, for the first nine months of 2021. The results for the first nine months of 2022 included the impact of $239 million ($186 million net-of-tax)
of merger and integration-related charges, which decreased diluted earnings per common share by $0.12.
Total net revenue for the first nine months of 2022 was $791 million (4.6 percent) higher than the first nine months of 2021, reflecting an 11.4 percent increase in net interest income (11.3 percent on a taxable-equivalent basis) and a 3.6 percent decrease in noninterest income. The increase in net interest income from the first nine months of 2021 was due to the impact of rising interest rates on earning assets and strong growth in average loan and investment securities balances, partially offset by deposit pricing, changes in funding mix and lower loan fees driven by the impact of loan forgiveness related to the SBA Paycheck Protection Program in the first nine months of 2021. The reduction in noninterest income reflected lower mortgage banking revenue and other noninterest income, partially offset by higher trust and investment management fees and payment services revenue.
Noninterest expense in the first nine months of 2022 was $668 million (6.6 percent) higher than the first nine months of 2021, reflecting increases in

4	U.S. Bancorp

compensation expense, employee benefits expense, marketing and business development expense, net occupancy and equipment expense and other noninterest expense, as well as the impact of merger and integration-related charges of $239 million.
The provision for credit losses for the first nine months of 2022 was $785 million, compared with a benefit of $1.2 billion for the first nine months of 2021. The provision for credit losses for the first nine months of 2022 reflected the impact of strong loan growth and increasing economic uncertainty. The provision for credit losses for the first nine months of 2021 reflected a decrease in the allowance for credit losses as a result of improving economic conditions and credit quality. Net charge-offs in the first nine months of 2022 were $485 million, compared with $550 million in the first nine months of 2021. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Pending Acquisition
In September 2021, the Company announced that it entered into a definitive agreement to acquire MUFG Union Bank’s core regional banking franchise, for an expected purchase price of approximately $8.0 billion, including $5.5 billion in cash and approximately 44 million shares of the Company’s common stock. The transaction excludes the purchase of substantially all of MUFG Union Bank’s Global Corporate & Investment Bank (other than certain deposits), certain middle and back office functions, and other assets. MUFG Union Bank has approximately 300 branches in California, Washington and Oregon and is expected to add approximately $105 billion in total assets, $58 billion of loans and $90 billion of deposits to the Company’s consolidated balance sheet. On October 19, 2022, the Company announced that all required regulatory approvals to complete the transaction have been received. The transaction is expected to close on December 1, 2022, pending satisfaction of customary closing conditions.
STATEMENT OF INCOME ANALYSIS
Net Interest Income
Net interest income, on a taxable-equivalent basis, was $3.9 billion in the third quarter and $10.5 billion in the first nine months of 2022, representing increases of $660 million (20.6 percent) and $1.1 billion (11.3 percent), respectively, compared with the same periods of 2021. The increases were primarily due to the impact of rising interest rates on earning assets and strong growth in loan and investment securities balances, partially offset by deposit pricing, changes in funding mix, and lower loan fees driven by the impact of loan forgiveness related to the SBA Paycheck Protection Program in the first nine months of 2021. Average earning assets for the third quarter and first nine months of 2022 were $38.3 billion (7.6 percent) and $35.5 billion (7.1 percent) higher, respectively, than the same periods of the prior year, reflecting increases in loans and investment securities, partially offset by decreases in interest-bearing deposits with banks. The net interest margin, on a taxable-equivalent basis, in the third quarter and first nine months of 2022 was 2.83 percent and 2.62 percent, respectively, compared with 2.53 percent and 2.52 percent in the third quarter and first nine months of 2021, respectively. The increase in net interest margin from the prior year was primarily due to the impact of higher rates on earning assets, partially offset by deposit pricing and short-term borrowing costs given the rise in short-term interest rates. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average total loans in the third quarter and first nine months of 2022 were $40.0 billion (13.5 percent) and $29.7 billion (10.1 percent) higher, respectively, than the same periods of 2021. The increases were primarily due to growth in commercial loans, residential mortgages and credit card loans. The increase in commercial loans was primarily due to higher utilization driven by working capital needs of corporate customers, slower payoffs given higher volatility in the capital markets, as well as core growth, partially offset by expected reductions related to the forgiveness of loans in the SBA Paycheck Protection Program. The increase in residential mortgages was driven by stronger on-balance
sheet loan activities and slower refinance activity, while the increase in credit cards loans was primarily due to increased consumer spending and account growth. In addition, other retail loans increased in the first nine months of 2022, compared with the first nine months of 2021, driven by higher auto and recreational vehicle loans, partially offset by lower retail leasing balances.
Average investment securities in the third quarter and first nine months of 2022 were $13.1 billion (8.6 percent) and $17.6 billion (11.5 percent) higher, respectively, than the same periods of 2021, primarily due to purchases of mortgage-backed and U.S. Treasury securities, net of prepayments, sales and maturities.
Average total deposits for the third quarter and first nine months of 2022 were $25.3 billion (5.9 percent) and $26.8 billion (6.2 percent) higher, respectively, than the same periods of 2021. Average total savings deposits for

U.S. Bancorp	5

the third quarter and first nine months of 2022 were $27.6 billion (9.9 percent) and $26.0 billion (9.3 percent) higher, respectively, than the same periods of the prior year, driven by increases in Corporate and Commercial Banking, and Consumer and Business Banking balances. The increase in total savings deposits for the first nine months of 2022, compared with the first nine months of 2021, was partially offset by a decrease in Wealth Management and Investment Services balances. Average time deposits for the third quarter and first nine months of 2022 were $12.7 billion (54.0 percent) and $4.2 billion (16.8 percent) higher, respectively, than the same periods of the prior year, primarily driven by increases in Corporate and Commercial Banking balances, partially offset by decreases in Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Average noninterest-bearing deposits for the third quarter and first nine months of 2022 were $15.0 billion (11.6 percent) and $3.4 billion (2.7 percent) lower, respectively, than the same periods of the prior year, driven by decreases in Corporate and Commercial Banking, Consumer and Business Banking, and Payment Services balances. The decrease in average noninterest-bearing deposits in the first nine months of 2022, compared with the first nine months of 2021, was partially offset by an increase in Wealth Management and Investment Services balances.
Provision for Credit Losses
The provision for credit losses was $362 million in the third quarter and $785 million in the first nine months of 2022, compared with a benefit of $163 million and $1.2 billion, respectively, for the same periods of 2021. The provision for credit losses in the third quarter and first nine months of 2022 reflected the impact of strong loan growth and increasing economic uncertainty. The provision for credit losses in the third quarter and first nine months of 2021 reflected the enactment of additional government stimulus programs and widespread
COVID-19
vaccine availability, contributing to economic improvement during the period, which resulted in significant decreases in the allowance for credit losses. Net charge-offs increased $15 million (10.2 percent) in the third quarter of 2022, compared with the third quarter of 2021, reflecting higher commercial, credit card and other retail loan net charge-offs, partially offset by a decrease in commercial real estate loan charge-offs. Net charge-offs decreased $65 million (11.8 percent) in the first nine months of 2022, compared with the first nine months of 2021, primarily driven by lower credit card net charge-offs in the first nine months of 2022. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income
Noninterest income was $2.5 billion in the third quarter and $7.4 billion in the first nine months of 2022, representing decreases of $224 million (8.3 percent) and $280 million (3.6 percent), respectively, compared with the same periods of 2021. The decreases from the prior year reflected lower mortgage banking revenue, lower deposit service charges and lower gains on the sale of securities, partially offset by higher trust and investment management fees and payment services revenue. Mortgage banking revenue decreased primarily due to lower application volume, given declining refinance activities experienced in the mortgage industry, lower related gain on sale margins and lower performing loan sales. The decrease in mortgage banking revenue in the first nine months of 2022, compared with the first nine months of 2021, was partially offset by increases in mortgage servicing rights (“MSRs”) valuations, net of hedging activities. Deposit service charges decreased primarily due to the impact of the elimination of certain consumer non-sufficient
funds fees beginning in the first quarter of 2022. Trust and investment management fees increased primarily due to lower money market fee waivers, activity related to the fourth quarter of 2021 acquisition of PFM Asset Management LLC (“PFM”) and core business growth, partially offset by unfavorable market conditions. Payment services revenue increased as a result of higher corporate payment products revenue due to improving business spending across all product groups, as well as increases in merchant processing services revenue driven by higher sales volume and merchant fees. The increases in merchant processing services revenue were partially offset by the impact of foreign currency rate changes, as the U.S. dollar has strengthened considerably compared to European currencies given recent uncertainties in Europe. Other noninterest income decreased in the first nine months of 2022, compared with the first nine months of 2021, primarily due to lower retail leasing end-of-term
residual gains.

6	U.S. Bancorp

Table 2	Noninterest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2022	2021	Percent Change	2022	2021	Percent Change
Credit and debit card revenue	$391	$393	(.5)%	$1,128	$1,125	.3%
Corporate payment products revenue	190	156	21.8	520	420	23.8
Merchant processing services	406	392	3.6	1,194	1,084	10.1
Trust and investment management fees	572	459	24.6	1,638	1,349	21.4
Deposit service charges	166	194	(14.4)	508	531	(4.3)
Treasury management fees	151	155	(2.6)	476	462	3.0
Commercial products revenue	285	277	2.9	841	837	.5
Mortgage banking revenue	81	418	(80.6)	423	1,063	(60.2)
Investment products fees	56	62	(9.7)	177	177	—
Securities gains (losses), net	1	20	(95.0)	38	88	(56.8)
Other	170	167	1.8	470	557	(15.6)
Total noninterest income	$2,469	$2,693	(8.3)%	$7,413	$7,693	(3.6)%

Noninterest Expense
Noninterest expense was $3.6 billion in the third quarter and $10.9 billion in the first nine months of 2022, representing increases of $208 million (6.1 percent) and $668 million (6.6 percent), respectively, over the same periods of 2021. The increases from the prior year reflected higher compensation expense, employee benefits expense, marketing and business development expense, net occupancy and equipment expense, other noninterest expense and the impact of merger and integration-related charges associated with the planned acquisition of MUFG Union Bank. Compensation expense increased primarily due to merit increases and hiring to support business growth, partially offset by lower performance-based incentives and variable compensation. Employee benefits expense increased primarily driven by higher post-pandemic medical expenses. Marketing and business development expense increased due to the timing of marketing campaigns as well as increased travel and entertainment, while net occupancy and equipment expense increased to support business growth. Other noninterest expense increased due to accruals related to future delivery exposures for merchant and airline processing as processing volumes recover, higher Federal Deposit Insurance Corporation (“FDIC”) insurance expense driven by an increase in the assessment base and rate, and higher other accruals, partially offset by lower other expenses related to the decline in mortgage production.
Income Tax Expense
The provision for income taxes was $481 million (an effective rate of 20.9 percent) for the third quarter and $1.3 billion (an effective rate of 20.8 percent) for the first nine months of 2022, compared with $564 million (an effective rate of 21.7 percent) and $1.7 billion (an effective rate of 21.4 percent) for the same periods of 2021, respectively. For further information on income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.

Table 3	Noninterest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2022	2021	Percent Change	2022	2021	Percent Change
Compensation	$1,891	$1,847	2.4%	$5,616	$5,448	3.1%
Employee benefits	369	336	9.8	1,139	1,057	7.8
Net occupancy and equipment	272	259	5.0	806	780	3.3
Professional services	131	126	4.0	356	332	7.2
Marketing and business development	126	99	27.3	312	237	31.6
Technology and communications	355	361	(1.7)	1,054	1,082	(2.6)
Postage, printing and supplies	72	69	4.3	213	203	4.9
Other intangibles	43	41	4.9	130	119	9.2
Other	336	291	15.5	998	937	6.5
Total before merger and integration charges	3,595	3,429	4.8	10,624	10,195	4.2
Merger and integration charges	42	—	*	239	—	*
Total noninterest expense	$3,637	$3,429	6.1%	$10,863	$10,195	6.6%
Efficiency ratio (a)	57.5%	58.4%		60.7%	59.8%

*	Not meaningful
a)	See Non-GAAP Financial Measures beginning on page 32.

U.S. Bancorp	7

BALANCE SHEET ANALYSIS
Loans
The Company’s loan portfolio was $342.7 billion at September 30, 2022, compared with $312.0 billion at December 31, 2021, an increase of $30.7 billion (9.8 percent). The increase was driven by higher commercial loans, residential mortgages, credit card loans and commercial real estate loans, partially offset by lower other retail loans.
Commercial loans increased $19.7 billion (17.6 percent) at September 30, 2022, compared with December 31, 2021, due to higher utilization driven by working capital needs of corporate customers and slower payoffs given higher volatility in the capital markets, as well as core growth.
Residential mortgages held in the loan portfolio increased $9.8 billion (12.8 percent) at September 30, 2022, compared with December 31, 2021, due to stronger on-balance
sheet loan activities and slower refinance activity. Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Credit card loans increased $2.0 billion (9.1 percent) at September 30, 2022, compared with December 31, 2021, reflecting increased consumer spending and account growth.
Commercial real estate loans increased $1.3 billion (3.3 percent) at September 30, 2022, compared with December 31, 2021, primarily the result of new originations.
Other retail loans decreased $2.1 billion (3.4 percent) at September 30, 2022, compared with December 31, 2021, due to decreases in auto loans and retail leasing balances, partially offset by an increase in home equity loans.
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
Loans Held for Sale
Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $3.6 billion at September 30, 2022, compared with $7.8 billion at December 31, 2021. The decrease in loans held for sale was principally due to a lower level of mortgage loan closings in the third quarter of 2022, compared with the fourth quarter of 2021. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

Table 4	Investment Securities

	September 30, 2022				December 31, 2021
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)
Held-to-maturity
U.S. Treasury and agencies	$1,344	$1,288	3.5	2.85%	$—	$—	—	—%
Mortgage-backed securities (a)	84,230	72,840	9.7	2.01	41,858	41,812	7.4	1.45
Total held-to-maturity	$85,574	$74,128	9.6	2.02%	$41,858	$41,812	7.4	1.45%
Available-for-sale
U.S. Treasury and agencies	$24,470	$21,586	6.8	2.18%	$36,648	$36,609	6.7	1.54%
Mortgage-backed securities (a)	42,144	37,748	6.7	2.44	85,394	85,564	4.9	1.58
Asset-backed securities (a)	25	25	6.1	5.52	62	66	5.2	1.53
Obligations of state and political subdivisions (b) (c)	11,105	9,158	15.8	3.66	10,130	10,717	6.6	3.67
Other	6	6	2.7	1.99	7	7	3.4	2.07
Total available-for-sale	$77,750	$68,523	8.0	2.53%	$132,241	$132,963	5.5	1.73%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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
available-for-sale
to
held-to-maturity.

8	U.S. Bancorp

Investment Securities
Investment securities totaled $154.1 billion at September 30, 2022, compared with $174.8 billion at December 31, 2021. The $20.7 billion (11.9 percent) decrease was primarily due to a $14.1 billion unfavorable change in net unrealized gains (losses) on available-for-sale
investment securities and $5.6 billion of net investment paydowns, maturities and sales. During the first nine months of 2022, the Company transferred $45.1 billion amortized cost ($40.7 billion fair value) of available-for-sale
investment securities to the
held-to-maturity
category to reflect its new intent for these securities.
The Company’s
available-for-sale
investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At September 30, 2022, the Company’s net unrealized losses on available-for-sale
investment securities were $9.2 billion, compared with $722 million of net unrealized gains at December 31, 2021. The unfavorable change in net unrealized gains (losses) was primarily due to decreases in the fair value of mortgage-backed, U.S. Treasury and state and political securities as a result of changes in interest rates, partially offset by the impact of the transfer of available-for-sale
investment securities to the
held-to-maturity
category. Gross unrealized losses on
available-for-sale
investment securities totaled $9.2 billion at September 30, 2022, compared with $812 million at December 31, 2021. At September 30, 2022, the Company had no plans to sell securities with unrealized losses, and believed it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 4 and 15 in the Notes to Consolidated Financial Statements for further information on investment securities.
Deposits
Total deposits were $471.1 billion at September 30, 2022, compared with $456.1 billion at December 31, 2021. The $15.0 billion (3.3 percent) increase in total deposits reflected increases in time deposits and total savings deposits, partially offset by a decrease in noninterest-bearing deposits. Time deposits increased $19.8 billion (87.3 percent) at September 30, 2022, compared with December 31, 2021, driven by higher Corporate and Commercial Banking balances, partially offset by lower Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Money market deposit balances increased $11.6 billion (9.9 percent) at September 30, 2022, compared with December 31, 2021, primarily due to higher Wealth Management and Investment Services, and Corporate and Commercial Banking balances. Interest checking balances increased $2.1 billion (1.8 percent), primarily due to higher Corporate and Commercial Banking, and Consumer and Business Banking balances, partially offset by lower Wealth Management and Investment Services balances. Savings account balances increased $1.3 billion (1.9 percent), driven by higher Consumer and Business Banking balances. Noninterest-bearing deposits decreased $19.7 billion (14.6 percent) at September 30, 2022, compared with December 31, 2021, primarily due to lower Corporate and Commercial Banking, and Wealth Management and Investment Services balances.
Borrowings
The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $25.1 billion at September 30, 2022, compared with $11.8 billion at December 31, 2021. The $13.3 billion increase in short-term borrowings was primarily due to increases in short-term Federal Home Loan Bank (“FHLB”) advances and commercial paper balances. Long-term debt was $32.2 billion at September 30, 2022, compared with $32.1 billion at December 31, 2021. The $103 million (0.3 percent) increase was primarily due to $3.9 billion of medium-term note, $1.3 billion of subordinated note and $324 million of bank note issuances, partially offset by $2.6 billion of bank note repayments and maturities, $1.3 billion of subordinated note repayments and $1.0 billion of medium-term note repayments. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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

U.S. Bancorp	9

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

10	U.S. Bancorp

•	Capital ratios and projections, including regulatory measures and stressed scenarios; and
•	Strategic and reputation risk considerations, impacts and responses.
Credit Risk Management
The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), collateral values, trends in loan performance and macroeconomic factors, such as changes in unemployment rates, gross domestic product levels, inflation, interest rates and consumer bankruptcy filings. The Risk Management Committee oversees the Company’s credit risk management process.
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
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off
portfolio. Home equity or second mortgage loans are junior lien closed-end
accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a
10-
or
15-year
fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a
10-
or
15-year
draw period during which a minimum payment is equivalent to the monthly interest, followed by a
20-
or
10-year
amortization period, respectively. At September 30, 2022, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates, consumer bankruptcy filings and other macroeconomic factors, customer payment history

U.S. Bancorp	11

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
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at September 30, 2022:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$4,580	$72,204	$76,784	89.0%
Over 80% through 90%	2	2,193	2,195	2.5
Over 90% through 100%	—	130	130	.2
Over 100%	—	40	40	.1
No LTV available	—	16	16	—
Loans purchased from GNMA mortgage pools (a)	—	7,109	7,109	8.2
Total	$4,582	$81,692	$86,274	100.0%

(a)
Represents loans purchased and loans that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$9,755	$1,094	$10,849	95.4%
Over 80% through 90%	199	208	407	3.6
Over 90% through 100%	18	16	34	.3
Over 100%	31	3	34	.3
No LTV/CLTV available	42	1	43	.4
Total	$10,045	$1,322	$11,367	100.0%
Home equity and second mortgages were $11.4 billion at September 30, 2022, compared with $10.4 billion at December 31, 2021, and included $2.9 billion of home equity lines in a first lien position and $8.5 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at September 30, 2022, included approximately $2.8 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $5.7 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

12	U.S. Bancorp

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at September 30, 2022:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$2,846	$5,652	$8,498
Percent 30—89 days past due	.25%	.29%	.28%
Percent 90 days or more past due	.03%	.04%	.04%
Weighted-average CLTV	56%	55%	55%
Weighted-average credit score	785	786	785
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
The following table provides a summary of the Company’s credit card loan balances disaggregated based upon updated credit score at September 30, 2022:

Percent of Total (a)
Credit score > 660	88%
Credit score < 660	12
No credit score	—

(a)	Credit score distribution excludes loans serviced by others.

Loan Delinquencies
Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. Accruing loans 90 days or more past due totaled $393 million at September 30, 2022, compared with $472 million at December 31, 2021. These balances exclude loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off
timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.11 percent at September 30, 2022 compared with 0.15 percent at December 31, 2021.

U.S. Bancorp	13

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due excluding nonperforming loans	September 30, 2022	December 31, 2021
Commercial
Commercial	.03%	.05%
Lease financing	—	—
Total commercial	.03	.04
Commercial Real Estate
Commercial mortgages	—	—
Construction and development	.19	.10
Total commercial real estate	.05	.03
Residential Mortgages (a)	.10	.24
Credit Card	.74	.73
Other Retail
Retail leasing	.03	.04
Home equity and second mortgages	.33	.35
Other	.06	.06
Total other retail	.11	.11
Total loans	.11%	.15%

90 days or more past due including nonperforming loans	September 30, 2022	December 31, 2021
Commercial	.12%	.20%
Commercial real estate	.46	.76
Residential mortgages (a)	.35	.53
Credit card	.74	.73
Other retail	.32	.35
Total loans	.30%	.42%

(a)
Delinquent loan ratios exclude $1.9 billion at September 30, 2022, and $1.5 billion at December 31, 2021, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due including all nonperforming loans was 2.50 percent at September 30, 2022, and 2.43 percent at December 31, 2021.

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Residential Mortgages (a)
30-89 days	$87	$124	.10%	.15%
90 days or more	89	181	.10	.24
Nonperforming	211	226	.24	.30
Total	$387	$531	.45	.69
Credit Card
30-89 days	$237	$193	.97	.86
90 days or more	181	165	.74	.73
Nonperforming	—	—	—	—
Total	$418	$358	1.70	1.59
Other Retail
Retail Leasing
30-89 days	$24	$29	.40	.40
90 days or more	2	3	.03	.04
Nonperforming	8	10	.13	.14
Total	$34	$42	.56	.58
Home Equity and Second Mortgages
30-89 days	$38	$55	.33	.53
90 days or more	37	37	.33	.35
Nonperforming	102	116	.90	1.11
Total	$177	$208	1.56	1.99
Other (b)
30-89 days	$182	$191	.43	.43
90 days or more	24	26	.06	.06
Nonperforming	20	24	.05	.05
Total	$226	$241	.53	.54

(a)
Excludes $638 million of loans
30-89
days past due and $1.9 billion of loans 90 days or more past due at September 30, 2022, purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that continue to accrue interest, compared with $791 million and $1.5 billion at December 31, 2021, respectively.

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
Troubled Debt Restructurings
Concessionary modifications are classified as TDRs unless the modification results in only an insignificant delay in the payments to be received. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater. At September 30, 2022, performing TDRs were $3.2 billion, compared with $3.1 billion at December 31, 2021.
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

The following table provides a summary of TDRs by loan class, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets:

		As a Percent of Performing TDRs
At September 30, 2022 (Dollars in Millions)	Performing TDRs	30-89 Days Past Due	90 Days or More Past Due	Nonperforming TDRs		Total TDRs
Commercial	$149	9.0%	2.3%	$57	(a)	$206
Commercial real estate	100	.3	—	103	(b)	203
Residential mortgages	1,564	2.4	2.4	127		1,691	(d)
Credit card	260	14.4	7.1	—		260
Other retail	182	8.6	4.3	32	(c)	214	(e)
TDRs, excluding loans purchased from GNMA mortgage pools	2,255	4.6	3.0	319		2,574
Loans purchased from GNMA mortgage pools (g)	982	—	—	—		982	(f)
Total	$3,237	3.2%	2.1%	$319		$3,556

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
(d)
Includes $207 million of residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $19 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(e)
Includes $ 56 million of other retail loans to borrowers that have had debt discharged through bankruptcy and $ 14 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(f)
Includes $ 156 million of Federal Housing Administration and United States Department of Veterans Affairs residential mortgage loans to borrowers that have had debt discharged through bankruptcy and $ 116 million in trial period arrangements or previously placed in trial period arrangements but not successfully completed.

(g)
Approximately 7.6 percent and 33.8 percent of the total TDR loans purchased from GNMA mortgage pools are
30-89
days past due and 90 days or more past due, respectively, but are not classified as delinquent as their repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

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
At September 30, 2022, total nonperforming assets were $677 million, compared to $878 million at December 31, 2021. The $201 million (22.9 percent) decrease in nonperforming assets was driven by a decrease in nonperforming commercial real estate and commercial loans. The ratio of total nonperforming assets to total loans and other real estate was 0.20 percent at September 30, 2022, compared with 0.28 percent at December 31, 2021.
OREO was $24 million at September 30, 2022, compared with $22 million at December 31, 2021, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

16	U.S. Bancorp

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	September 30, 2022	December 31, 2021
Commercial
Commercial	$92	$139
Lease financing	30	35
Total commercial	122	174
Commercial Real Estate
Commercial mortgages	110	213
Construction and development	57	71
Total commercial real estate	167	284
Residential Mortgages (b)	211	226
Credit Card	—	—
Other Retail
Retail leasing	8	10
Home equity and second mortgages	102	116
Other	20	24
Total other retail	130	150
Total nonperforming loans (1)	630	834
Other Real Estate (c)	24	22
Other Assets	23	22
Total nonperforming assets	$677	$878
Accruing loans 90 days or more past due (b)	$393	$472
Period-end loans (2)	$342,708	$312,028
Nonperforming loans to total loans (1)/(2)	.18%	.27%
Nonperforming assets to total loans plus other real estate (c)	.20%	.28%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2021	$461	$417	$878
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	222	159	381
Advances on loans	6	1	7
Total additions	228	160	388
Reductions in nonperforming assets
Paydowns, payoffs	(255)	(57)	(312)
Net sales	(6)	(16)	(22)
Return to performing status	(56)	(113)	(169)
Charge-offs (d)	(80)	(6)	(86)
Total reductions	(397)	(192)	(589)
Net additions to (reductions in) nonperforming assets	(169)	(32)	(201)
Balance September 30, 2022	$292	$385	$677

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)
Excludes $1.9 billion at September 30, 2022, and $1.5 billion at December 31, 2021, of loans purchased and loans that could be purchased from GNMA Mortgage pools under delinquent loan repurchase options that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)
Foreclosed GNMA loans of $46 million at September 30, 2022, and $22 million at December 31, 2021, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	17

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30
	2022			2021
	Average			Average
	Loan	Net		Loan	Net
(Dollars in Millions)	Balance	Charge-offs	Percent	Balance	Charge-offs	Percent
Commercial
Commercial	$123,745	$24	.08%	$96,673	$13	.05%
Lease financing	4,774	3	.25	5,159	1	.08
Total commercial	128,519	27	.08	101,832	14	.05
Commercial real estate
Commercial mortgages	30,002	(6)	(.08)	28,080	1	.01
Construction	10,008	—	—	10,841	12	.44
Total commercial real estate	40,010	(6)	(.06)	38,921	13	.13
Residential mortgages	84,018	(5)	(.02)	74,104	(10)	(.05)
Credit card	24,105	119	1.96	21,905	111	2.01
Other retail
Retail leasing	6,259	1	.06	7,643	1	.05
Home equity and second mortgages	11,142	(2)	(.07)	10,936	(3)	(.11)
Other	42,725	28	.26	41,398	21	.20
Total other retail	60,126	27	.18	59,977	19	.13
Total loans	$336,778	$162	.19%	$296,739	$147	.20%

	Nine Months Ended September 30
	2022			2021
	Average			Average
	Loan	Net		Loan	Net
(Dollars in Millions)	Balance	Charge-offs	Percent	Balance	Charge-offs	Percent
Commercial
Commercial	$115,832	$78	.09%	$97,047	$91	.13%
Lease financing	4,891	11	.30	5,251	6	.15
Total commercial	120,723	89	.10	102,298	97	.13
Commercial real estate
Commercial mortgages	29,506	(8)	(.04)	27,923	(11)	(.05)
Construction	10,035	3	.04	10,834	17	.21
Total commercial real estate	39,541	(5)	(.02)	38,757	6	.02
Residential mortgages	80,589	(20)	(.03)	74,215	(25)	(.05)
Credit card	22,907	349	2.04	21,391	403	2.52
Other retail
Retail leasing	6,689	2	.04	7,829	1	.02
Home equity and second mortgages	10,757	(7)	(.09)	11,451	(8)	(.09)
Other	43,525	77	.24	39,073	76	.26
Total other retail	60,971	72	.16	58,353	69	.16
Total loans	$324,731	$485	.20%	$295,014	$550	.25%

Analysis of Loan Net Charge-Offs
 Total loan net charge-offs were $162 million for the third quarter of 2022, compared with $147 million in the third quarter of 2021. The increase reflected higher commercial, credit card and other retail loan net charge-offs, partially offset by a decrease in commercial real estate loan charge-offs. Total loan net charge-offs were $485 million for the first nine months of 2022, compared with $550 million in the first nine months of 2021. The decrease was driven by lower credit card net charge-offs in the first nine months of 2022. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2022 was 0.19 percent and 0.20 percent, respectively, compared with 0.20 percent and 0.25 percent, respectively, for the same periods of 2021.
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

18	U.S. Bancorp

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
The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include, but are not limited to, macroeconomic variables such as unemployment rates, real estate prices, gross domestic product levels, inflation, interest rates, and corporate bond spreads, as well as loan and borrower characteristics, such as internal risk ratings on commercial loans and consumer credit scores, delinquency status, collateral type and available valuation information, consideration of end-of-term
losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. For each loan portfolio, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices, economic conditions or other factors that may affect the accuracy of the model. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off
or expected recoveries on collateral-dependent loans where recovery is expected through sale of the collateral. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses.
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
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At September 30, 2022, the Company serviced the first lien on 34 percent of the home equity loans and lines in a junior lien position. The Company also considers the status of first lien mortgage accounts reported on customer credit bureau files when the first lien is not serviced by the Company. Regardless of whether the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $187 million or 1.6 percent of its total home equity portfolio at September 30, 2022, represented non-delinquent
junior liens where the first lien was delinquent or modified.
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

U.S. Bancorp	19

portfolio each quarter. In its evaluation of the allowance for credit losses, the Company also considers the increased risk of loss associated with home equity lines that are contractually scheduled to convert from a revolving status to a fully amortizing payment.
When a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered PCD. An allowance is established for each population and considers product mix, risk characteristics of the portfolio, bankruptcy experience, delinquency status and refreshed LTV ratios when possible. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company did not have a material amount of PCD loans included in its loan portfolio at September 30, 2022.
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
At September 30, 2022, the allowance for credit losses was $6.5 billion (1.88 percent of period-end
loans), compared with an allowance of $6.2 billion (1.97 percent of period-end
loans) at December 31, 2021. The ratio of the allowance for credit losses to nonperforming loans was 1,025 percent at September 30, 2022, compared with 738 percent at December 31, 2021. The ratio of the allowance for credit losses to annualized loan net charge-offs was 1,004 percent at September 30, 2022, compared with 902 percent of full year 2021 net charge-offs at December 31, 2021.
The increase in the allowance for credit losses of $300 million (4.9 percent) at September 30, 2022, compared with December 31, 2021, was driven by strong loan growth and increased economic uncertainty. Economic uncertainty and recession risk has been increasing due to ongoing supply chain challenges, rising interest rates and inflationary concerns, market volatility, rising energy prices resulting from the Russia-Ukraine conflict and related pressure on corporate earnings. In addition to these broad economic factors, expected loss estimates consider various factors including customer specific information impacting changes in risk ratings, projected delinquencies, potential effects of inflationary pressures and the impact of rising interest rates on selected borrowers’ liquidity and ability to repay.
Economic conditions considered in estimating the allowance for credit losses at September 30, 2022 included changes in projected gross domestic product and unemployment levels. These factors are evaluated through a combination of quantitative calculations using economic scenarios and qualitative assessments that consider the high degree of economic uncertainty in the current environment.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
United States unemployment rate for the three months ending (a)
September 30, 2022	3.7%	3.5%
December 31, 2022	3.7	3.5
United States real gross domestic product for the three months ending (b)
September 30, 2022	1.5%	4.5%
December 31, 2022	(.1)	3.4

(a)	Reflects quarterly average of forecasted reported United States unemployment rate.
(b)	Reflects year-over-year growth rates.
The allowance for credit losses related to commercial lending segment loans decreased $34 million during the first nine months of 2022, reflecting select commercial portfolios continuing to recover from the effects of the
COVID-19
pandemic, partially offset by the impacts of loan growth and increasing economic uncertainty.
The allowance for credit losses related to consumer lending segment loans increased $334 million during the first nine months of 2022, mainly due to loan growth and increasing economic uncertainty, along with the effects of higher interest rates on the life of the residential mortgage portfolios.

20	U.S. Bancorp

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in Millions)	2022	2021	2022	2021
Balance at beginning of period	$6,255	$6,610	$6,155	$8,010
Charge-Offs
Commercial
Commercial	51	37	146	171
Lease financing	5	3	18	13
Total commercial	56	40	164	184
Commercial real estate
Commercial mortgages	—	1	1	9
Construction and development	—	13	9	19
Total commercial real estate	—	14	10	28
Residential mortgages	2	3	9	13
Credit card	161	154	481	536
Other retail
Retail leasing	5	5	14	20
Home equity and second mortgages	2	3	7	9
Other	49	47	146	164
Total other retail	56	55	167	193
Total charge-offs	275	266	831	954
Recoveries
Commercial
Commercial	27	24	68	80
Lease financing	2	2	7	7
Total commercial	29	26	75	87
Commercial real estate
Commercial mortgages	6	—	9	20
Construction and development	—	1	6	2
Total commercial real estate	6	1	15	22
Residential mortgages	7	13	29	38
Credit card	42	43	132	133
Other retail
Retail leasing	4	4	12	19
Home equity and second mortgages	4	6	14	17
Other	21	26	69	88
Total other retail	29	36	95	124
Total recoveries	113	119	346	404
Net Charge-Offs
Commercial
Commercial	24	13	78	91
Lease financing	3	1	11	6
Total commercial	27	14	89	97
Commercial real estate
Commercial mortgages	(6)	1	(8)	(11)
Construction and development	—	12	3	17
Total commercial real estate	(6)	13	(5)	6
Residential mortgages	(5)	(10)	(20)	(25)
Credit card	119	111	349	403
Other retail
Retail leasing	1	1	2	1
Home equity and second mortgages	(2)	(3)	(7)	(8)
Other	28	21	77	76
Total other retail	27	19	72	69
Total net charge-offs	162	147	485	550
Provision for credit losses	362	(163)	785	(1,160)
Balance at end of period	$6,455	$6,300	$6,455	$6,300
Components
Allowance for loan losses	$6,017	$5,792
Liability for unfunded credit commitments	438	508
Total allowance for credit losses (1)	$6,455	$6,300
Period-end loans (2)	$342,708	$297,608
Nonperforming loans (3)	630	906
Allowance for Credit Losses as a Percentage of
Period-end loans (1)/(2)	1.88%	2.12%
Nonperforming loans (1)/(3)	1,025	695
Nonperforming and accruing loans 90 days or more past due	631	488
Nonperforming assets	953	667
Annualized net charge-offs	1,004	1,080

U.S. Bancorp	21

Residual Value Risk Management
 The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2022, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2021. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021, for further discussion on residual value risk management.
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

22	U.S. Bancorp

Table 9	Sensitivity of Net Interest Income

	September 30, 2022				December 31, 2021
	Down 50 bps	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(.51)%	.52%	(1.86)%	.61%	(3.77)%	3.09%	*	5.39%
*	Given the level of interest rates, downward rate scenario is not computed.

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
Additionally, the Company uses forward commitments to sell TBAs and other commitments to sell residential mortgage loans at specified prices to economically hedge the interest rate risk in its residential mortgage loan production activities. At September 30, 2022, the Company had $5.3 billion of forward commitments to sell, hedging $2.7 billion of MLHFS and $3.0 billion of unfunded mortgage loan commitments. The forward commitments to sell and the unfunded mortgage loan commitments on loans intended to be sold are considered derivatives under the accounting guidance related to accounting for derivative instruments and hedging activities. The Company has elected the fair value option for the MLHFS.
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

U.S. Bancorp	23

including certain loans, investment securities, derivatives, borrowings and other financial instruments that use LIBOR as the benchmark rate. The Company also provides various services to customers in its capacities as trustee and servicer, which involve financial instruments that will be similarly impacted by the discontinuance of LIBOR.
The Company has transitioned financial instruments associated to LIBOR currencies and tenors that ceased or became nonrepresentative on December 31, 2021 to alternative reference rates, with limited exceptions. The Company also anticipates that additional financial instruments associated to the remaining United States Dollar LIBOR tenors will require transition to a new reference rate by June 30, 2023. The Company is currently assessing the applicability and scope of the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), which was enacted on March 15, 2022. The LIBOR Act establishes a process for replacing LIBOR on existing LIBOR contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate by providing that a benchmark replacement identified by the Federal Reserve Board that is based on the Secured Overnight Financing Rate (“SOFR”) will replace LIBOR as the benchmark for such contracts. The final implementation of the LIBOR Act currently remains uncertain, as the Federal Reserve has not yet issued final regulations that are necessary for its administration.
In order to facilitate the transition process, the Company has instituted a LIBOR Transition Office and commenced an enterprise-wide project to identify, assess, monitor and mitigate risks associated with the expected discontinuance or unavailability of LIBOR, actively engage with industry working groups and regulators, achieve operational readiness for the use of alternative reference rates and engage impacted customers to remediate and transition impacted instruments. The Company has also invested in updating its systems, models, procedures and internal infrastructure as part of the transition program. Additionally, in alignment with guidance from United States banking agencies and the FCA, the Company has ceased the use of LIBOR as a reference rate in new contracts, with limited exceptions, and continues to increase the usage of alternative reference rates such as SOFR. The Company has been undergoing an enterprise-wide effort to proactively reprice LIBOR loans with customers to an alternative reference rate. The Company has also adopted industry best practice guidelines for fallback language for new transactions, converted its cleared interest rate swaps discounting to SOFR discounting, and distributed communications related to the transition to certain impacted parties, both inside and outside the Company. Refer to “Risk Factors” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021, for further discussion on potential risks that could adversely affect the Company’s financial results as a result of the LIBOR transition.
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

24	U.S. Bancorp

The average, high, low and
period-end
one-day
VaR amounts for the Company’s Covered Positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2022	2021
Average	$2	$2
High	4	4
Low	1	1
Period-end	3	2
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the nine months ended September 30, 2022 and 2021. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year
look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and
period-end
one-day
Stressed VaR amounts for the Company’s Covered Positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2022	2021
Average	$9	$7
High	18	9
Low	6	5
Period-end	17	7
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
one-year
look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2022	2021
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$2	$10
High	5	19
Low	1	5
Mortgage Servicing Rights and Related Hedges
Average	$8	$4
High	20	11
Low	3	1
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
The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance
sheet and
off-balance
sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at the Federal Reserve Bank’s Discount Window. At September 30, 2022, the fair value of unencumbered investment securities totaled $128.4 billion, compared with $144.0 billion at December 31, 2021. Refer to Note 4 of the Notes to Consolidated Financial Statements and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank. At September 30, 2022, the

U.S. Bancorp	25

Company could have borrowed a total of an additional $101.2 billion from the FHLB and Federal Reserve Bank based on collateral available for additional borrowings.
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost
funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $471.1 billion at September 30, 2022, compared with $456.1 billion at December 31, 2021. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $32.2 billion at September 30, 2022, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $25.1 billion at September 30, 2022, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At September 30, 2022, parent company long-term debt outstanding was $20.9 billion, compared with $18.9 billion at December 31, 2021. The increase was primarily due to $3.9 billion of medium-term note and $1.3 billion of subordinated note issuances, partially offset by $1.3 billion of subordinated note and $1.0 billion of medium-term note repayments. As of September 30, 2022, there was no parent company debt scheduled to mature in the remainder of 2022.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a
30-day
stressed period. At September 30, 2022, the Company was compliant with this requirement.
The Company is also subject to a regulatory Net Stable Funding Ratio (“NSFR”) requirement which requires banks to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year
time horizon. At September 30, 2022, the Company was compliant with this requirement.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021, for further discussion on liquidity risk management.
European Exposures
The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for both the three and nine months ended September 30, 2022. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2022, the Company had an aggregate amount on deposit with European banks of approximately $6.5 billion, predominately with the Central Bank of Ireland and Bank of England.
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

26	U.S. Bancorp

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2022	December 31, 2021
Basel III standardized approach:
Common equity tier 1 capital	$44,094	$41,701
Tier 1 capital	51,346	48,516
Total risk-based capital	60,738	56,250
Risk-weighted assets	456,928	418,571

Common equity tier 1 capital as a percent of risk-weighted assets	9.7%	10.0%
Tier 1 capital as a percent of risk-weighted assets	11.2	11.6
Total risk-based capital as a percent of risk-weighted assets	13.3	13.4
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.7	8.6
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.1	6.9

Capital Management
 The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2022, the Company began to phase into its regulatory capital requirements the cumulative deferred impact of its 2020 adoption of the accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology plus 25 percent of its quarterly credit reserve increases over the past two years. This cumulative deferred impact will be phased into the Company’s regulatory capital over the next three years, culminating with a fully phased in regulatory capital calculation beginning in 2025. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at September 30, 2022 and December 31, 2021. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the CECL methodology under the standardized approach, was 5.2 percent and 6.7 percent, respectively, at September 30, 2022, compared with 6.8 percent and 9.2 percent, respectively, at December 31, 2021. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology was 9.4 percent at September 30, 2022, compared with 9.6 percent at December 31, 2021. Refer to
“Non-GAAP
Financial Measures” beginning on page 32 for further information on these other capital ratios.
Total U.S. Bancorp shareholders’ equity was $47.5 billion at September 30, 2022, compared with $54.9 billion at December 31, 2021. The decrease was primarily the result of changes in unrealized gains and losses on available-for-sale
investment securities included in other comprehensive income (loss) and dividends paid, partially offset by corporate earnings and the issuance of preferred stock.
The Company announced on December 22, 2020 that its Board of Directors had approved an authorization to repurchase $3.0 billion of its common stock beginning January 1, 2021, and repurchased $1.5 billion of its common stock during the first six months of 2021 under this program. The Company suspended all common stock repurchases at the beginning of the third quarter of 2021, except for those done exclusively in connection with its stock-based compensation programs, due to its pending acquisition of MUFG Union Bank’s core regional banking franchise. The Company’s target common equity tier 1 capital ratio is 8.5 percent and it expects to operate at a common equity tier 1 capital ratio of approximately 8.3 percent at the time of closing the acquisition, given interest rates at the time of the Company’s third quarter 2022 earnings release of October 13, 2022. The Company’s common equity tier 1 capital ratio is expected to increase toward 9.0 percent subsequent to the acquisition as a result of corporate earnings, which will include the impact of accretion of the purchase accounting valuation adjustments. The Company does not expect to commence repurchasing its common stock until after the acquisition closes and its common equity tier 1 capital ratio approximates 9.0 percent.
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company or any affiliated purchaser during the third quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
July	105,455	(a)	$46.89	5,455	$1,389
August	2,311		47.88	2,311	1,389
September	3,107		45.78	3,107	1,389
Total	110,873	(a)	$46.87	10,873	$1,389

(a)
Includes 100,000 shares of common stock purchased, at an average price per share of $46.86, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

U.S. Bancorp	27

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
Corporate and Commercial Banking
Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit
and public sector clients. Corporate and Commercial Banking contributed $502 million of the Company’s net income in the third quarter and $1.3 billion in the first nine months of 2022, or increases of $121 million (31.8 percent) and $39 million (3.1 percent), respectively, compared with the same periods of 2021.
Net revenue increased $235 million (24.6 percent) in the third quarter and $303 million (10.3 percent) in the first nine months of 2022, compared with the same periods of 2021. Net interest income, on a taxable-equivalent basis, increased $233 million (33.2 percent) in the third quarter and $317 million (14.7 percent) in the first nine months of 2022, compared with the same periods of 2021. The increases were primarily due to higher loan and interest-bearing deposit balances and the impact of higher rates on the margin benefit from deposits, partially offset by lower spreads on loans and lower noninterest-bearing deposits. Noninterest income increased $2 million (0.8 percent) in the third quarter of 2022, compared with the third quarter of 2021, primarily due to stronger trust and investment management fees driven by lower money market fee waivers and core growth, and higher commercial products revenue due to higher capital markets revenue, partially offset by lower treasury management fees driven by the impact of rising interest rates on earnings credits. Noninterest income decreased $14 million (1.8 percent) in the first nine months of 2022, compared with the first nine months of 2021, primarily due to lower corporate bond fees within the capital markets business, partially offset by higher treasury management fees.
Noninterest expense increased $17 million (3.9 percent) in the third quarter and $47 million (3.6 percent) in the first nine months of 2022, compared with the same periods of 2021, primarily due to higher FDIC insurance expense and higher compensation expense primarily due to merit increases and hiring to support business growth. The increase in noninterest expense for the first nine months of 2022, compared with the first nine months of 2021, was partially offset by lower performance-based incentives related to capital markets activity. The provision for credit losses increased $56 million in the third quarter and $204 million in the first nine months of 2022, compared with the same periods of 2021, primarily due to loan loss provisions supporting growth in loan balances.
Consumer and Business Banking
 Consumer and Business Banking comprises consumer banking, small business banking and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, on-line
services, direct mail, ATM processing, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic partners. Consumer and Business Banking contributed $467 million of the Company’s net income in the third quarter and $1.3 billion in the first nine months of 2022, or decreases of $198 million (29.8 percent) and $527 million (28.1 percent), respectively, compared with the same periods of 2021.

28	U.S. Bancorp

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking			Wealth Management and Investment Services
Three Months Ended September 30 (Dollars in Millions)	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$934	$701	33.2%	$1,726	$1,558	10.8%	$477	$236	*	%
Noninterest income	256	254	.8	336	714	(52.9)	652	558	16.8
Total net revenue	1,190	955	24.6	2,062	2,272	(9.2)	1,129	794	42.2
Noninterest expense	452	435	3.9	1,399	1,412	(.9)	592	520	13.8
Income (loss) before provision and income taxes	738	520	41.9	663	860	(22.9)	537	274	96.0
Provision for credit losses	68	12	*	40	(27)	*	3	2	50.0
Income (loss) before income taxes	670	508	31.9	623	887	(29.8)	534	272	96.3
Income taxes and taxable-equivalent adjustment	168	127	32.3	156	222	(29.7)	134	68	97.1
Net income (loss)	502	381	31.8	467	665	(29.8)	400	204	96.1
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$502	$381	31.8	$467	$665	(29.8)	$400	$204	96.1
Average Balance Sheet
Loans	$131,614	$102,800	28.0	$142,986	$140,468	1.8	$22,871	$18,452	23.9
Goodwill	1,912	1,650	15.9	3,241	3,506	(7.6)	1,700	1,618	5.1
Other intangible assets	3	5	(40.0)	3,726	2,755	35.2	311	80	*
Assets	147,671	115,033	28.4	158,439	160,515	(1.3)	26,439	21,633	22.2
Noninterest-bearing deposits	53,388	63,565	(16.0)	31,083	33,401	(6.9)	23,852	24,542	(2.8)
Interest-bearing deposits	100,433	69,304	44.9	166,196	159,475	4.2	73,229	72,255	1.3
Total deposits	153,821	132,869	15.8	197,279	192,876	2.3	97,081	96,797	.3
Total U.S. Bancorp shareholders’ equity	14,609	13,766	6.1	12,466	12,247	1.8	3,726	3,171	17.5

	Payment Services			Treasury and Corporate Support			Consolidated Company
Three Months Ended September 30 (Dollars in Millions)	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$627	$616	1.8%	$93	$86	8.1%	$3,857	$3,197	20.6%
Noninterest income	995	946	5.2	230	221	4.1	2,469	2,693	(8.3)
Total net revenue	1,622	1,562	3.8	323	307	5.2	6,326	5,890	7.4
Noninterest expense	897	862	4.1	297	200	48.5	3,637	3,429	6.1
Income (loss) before provision and income taxes	725	700	3.6	26	107	(75.7)	2,689	2,461	9.3
Provision for credit losses	285	166	71.7	(34)	(316)	89.2	362	(163)	*
Income (loss) before income taxes	440	534	(17.6)	60	423	(85.8)	2,327	2,624	(11.3)
Income taxes and taxable-equivalent adjustment	110	134	(17.9)	(57)	39	*	511	590	(13.4)
Net income (loss)	330	400	(17.5)	117	384	(69.5)	1,816	2,034	(10.7)
Net (income) loss attributable to noncontrolling interests	—	—	—	(4)	(6)	33.3	(4)	(6)	33.3
Net income (loss) attributable to U.S. Bancorp	$330	$400	(17.5)	$113	$378	(70.1)	$1,812	$2,028	(10.7)
Average Balance Sheet
Loans	$35,819	$31,378	14.2	$3,488	$3,641	(4.2)	$336,778	$296,739	13.5
Goodwill	3,292	3,168	3.9	—	—	—	10,145	9,942	2.0
Other intangible assets	405	495	(18.2)	—	—	—	4,445	3,335	33.3
Assets	42,090	37,170	13.2	214,125	219,095	(2.3)	588,764	553,446	6.4
Noninterest-bearing deposits	3,312	4,913	(32.6)	2,409	2,597	(7.2)	114,044	129,018	(11.6)
Interest-bearing deposits	171	150	14.0	2,696	1,285	*	342,725	302,469	13.3
Total deposits	3,483	5,063	(31.2)	5,105	3,882	31.5	456,769	431,487	5.9
Total U.S. Bancorp shareholders’ equity	8,257	7,561	9.2	10,762	17,528	(38.6)	49,820	54,273	(8.2)

*	Not meaningful

U.S. Bancorp	29

	Corporate and Commercial Banking			Consumer and Business Banking			Wealth Management and Investment Services
Nine Months Ended September 30 (Dollars in Millions)	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$2,475	$2,158	14.7%	$4,835	$4,580	5.6%	$1,107	$752	47.2%
Noninterest income	774	788	(1.8)	1,191	1,915	(37.8)	1,900	1,639	15.9
Total net revenue	3,249	2,946	10.3	6,026	6,495	(7.2)	3,007	2,391	25.8
Noninterest expense	1,352	1,305	3.6	4,215	4,129	2.1	1,768	1,539	14.9
Income (loss) before provision and income taxes	1,897	1,641	15.6	1,811	2,366	(23.5)	1,239	852	45.4
Provision for credit losses	172	(32)	*	12	(136)	*	7	2	*
Income (loss) before income taxes	1,725	1,673	3.1	1,799	2,502	(28.1)	1,232	850	44.9
Income taxes and taxable-equivalent adjustment	432	419	3.1	450	626	(28.1)	309	213	45.1
Net income (loss)	1,293	1,254	3.1	1,349	1,876	(28.1)	923	637	44.9
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$1,293	$1,254	3.1	$1,349	$1,876	(28.1)	$923	$637	44.9
Average Balance Sheet
Loans	$123,644	$102,427	20.7	$141,637	$140,914	.5	$21,972	$17,582	25.0
Goodwill	1,912	1,648	16.0	3,248	3,487	(6.9)	1,726	1,618	6.7
Other intangible assets	4	5	(20.0)	3,514	2,693	30.5	292	69	*
Assets	137,874	114,525	20.4	157,311	162,013	(2.9)	25,563	20,743	23.2
Noninterest-bearing deposits	58,517	60,648	(3.5)	30,990	32,857	(5.7)	25,437	23,096	10.1
Interest-bearing deposits	93,762	70,406	33.2	166,806	156,052	6.9	71,852	76,464	(6.0)
Total deposits	152,279	131,054	16.2	197,796	188,909	4.7	97,289	99,560	(2.3)
Total U.S. Bancorp shareholders’ equity	14,114	13,984	.9	12,361	12,352	.1	3,647	3,099	17.7

	Payment Services			Treasury and Corporate Support			Consolidated Company
Nine Months Ended September 30 (Dollars in Millions)	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,868	$1,840	1.5%	$236	$120	96.7%	$10,521	$9,450	11.3%
Noninterest income	2,847	2,644	7.7	701	707	(.8)	7,413	7,693	(3.6)
Total net revenue	4,715	4,484	5.2	937	827	13.3	17,934	17,143	4.6
Noninterest expense	2,626	2,488	5.5	902	734	22.9	10,863	10,195	6.6
Income (loss) before provision and income taxes	2,089	1,996	4.7	35	93	(62.4)	7,071	6,948	1.8
Provision for credit losses	636	216	*	(42)	(1,210)	96.5	785	(1,160)	*
Income (loss) before income taxes	1,453	1,780	(18.4)	77	1,303	(94.1)	6,286	8,108	(22.5)
Income taxes and taxable-equivalent adjustment	364	446	(18.4)	(177)	97	*	1,378	1,801	(23.5)
Net income (loss)	1,089	1,334	(18.4)	254	1,206	(78.9)	4,908	6,307	(22.2)
Net (income) loss attributable to noncontrolling interests	—	—	—	(8)	(17)	52.9	(8)	(17)	52.9
Net income (loss) attributable to U.S. Bancorp	$1,089	$1,334	(18.4)	$246	$1,189	(79.3)	$4,900	$6,290	(22.1)
Average Balance Sheet
Loans	$33,820	$30,353	11.4	$3,658	$3,738	(2.1)	$324,731	$295,014	10.1
Goodwill	3,312	3,172	4.4	—	—	—	10,198	9,925	2.8
Other intangible assets	435	518	(16.0)	—	—	—	4,245	3,285	29.2
Assets	40,573	35,966	12.8	220,746	217,952	1.3	582,067	551,199	5.6
Noninterest-bearing deposits	3,459	5,068	(31.7)	2,490	2,593	(4.0)	120,893	124,262	(2.7)
Interest-bearing deposits	166	141	17.7	2,350	1,714	37.1	334,936	304,777	9.9
Total deposits	3,625	5,209	(30.4)	4,840	4,307	12.4	455,829	429,039	6.2
Total U.S. Bancorp shareholders’ equity	8,131	7,543	7.8	12,551	16,349	(23.2)	50,804	53,327	(4.7)

*	Not meaningful

30	U.S. Bancorp

Net revenue decreased $210 million (9.2 percent) in the third quarter and $469 million (7.2 percent) in the first nine months of 2022, compared with the same periods of 2021. Noninterest income decreased $378 million (52.9 percent) in the third quarter and $724 million (37.8 percent) in the first nine months of 2022, compared with the same periods of 2021, primarily due to lower mortgage banking revenue reflecting lower application volume, given declining refinance activities experienced in the mortgage industry, lower related gain on sale margins and lower performing loan sales. The decrease in mortgage banking revenue in the first nine months of 2022, compared with the first nine months of 2021, was partially offset by an increase in the fair value of MSRs, net of hedging activities. Net interest income, on a taxable-equivalent basis, increased $168 million (10.8 percent) in the third quarter and $255 million (5.6 percent) in the first nine months of 2022, compared with the same periods of 2021, reflecting the favorable impact of higher rates on the margin benefit from deposits and higher deposit balances, partially offset by lower spreads on loans and lower loan fees driven by the impact of loan forgiveness related to the SBA Paycheck Protection Program.
Noninterest expense decreased $13 million (0.9 percent) in the third quarter of 2022, compared with the third quarter of 2021, due to lower compensation expense reflecting lower revenue-related compensation due to mortgage production and lower mortgage related loan expense, partially offset by increases in net shared services expense due to investments in digital capabilities. Noninterest expense increased $86 million (2.1 percent) in the first nine months of 2022, compared with the first nine months of 2021, primarily due to increases in net shared services expense, partially offset by lower compensation expense and mortgage related loan expense. The provision for credit losses increased $67 million in the third quarter and $148 million in the first nine months of 2022, compared with the same periods of 2021, due to loan balance growth and more favorable credit trends in the prior year.
Wealth Management and Investment Services
 Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management and Fund Services. Wealth Management and Investment Services contributed $400 million of the Company’s net income in the third quarter and $923 million in the first nine months of 2022, or increases of $196 million (96.1 percent) and $286 million (44.9 percent), respectively, compared with the same periods of 2021.
Net revenue increased $335 million (42.2 percent) in the third quarter and $616 million (25.8 percent) in the first nine months of 2022, compared with the same periods of 2021. Net interest income, on a taxable-equivalent basis, increased $241 million in the third quarter and $355 million (47.2 percent) in the first nine months of 2022, compared with the same periods of 2021, primarily due to the favorable impact of higher rates on the margin benefit from deposits. Noninterest income increased $94 million (16.8 percent) in the third quarter and $261 million (15.9 percent) in the first nine months of 2022, compared with the same periods of 2021, primarily driven by higher trust and investment management fees reflecting lower money market fund fee waivers, the impact of the PFM acquisition and core business growth, partially offset by the impact of unfavorable market conditions.
Noninterest expense increased $72 million (13.8 percent) in the third quarter and $229 million (14.9 percent) in the first nine months of 2022, compared with the same periods of 2021, reflecting higher compensation expense as a result of merit increases, the PFM acquisition, core business growth and performance-based incentives, as well as higher net shared services expense driven by investment in support of business growth. The provision for credit losses increased $1 million (50.0 percent) in the third quarter and $5 million in the first nine months of 2022, compared with the same periods of 2021.
Payment Services
 Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services, consumer lines of credit and merchant processing. Payment Services contributed $330 million of the Company’s net income in the third quarter and $1.1 billion in the first nine months of 2022, or decreases of $70 million (17.5 percent) and $245 million (18.4 percent), respectively, compared with the same periods of 2021.
Net revenue increased $60 million (3.8 percent) in the third quarter and $231 million (5.2 percent) in the first nine months of 2022, compared with the same periods of 2021. Noninterest income increased $49 million (5.2 percent) in the third quarter and $203 million (7.7 percent) in the first nine months of 2022, compared with the same periods of 2021, mainly due to continued strengthening of consumer and business spending across most sectors. As a result, there was strong growth in corporate payment products revenue driven by improving business spending across all product

U.S. Bancorp	31

groups. In addition, merchant processing services revenue increased due to higher sales volume and higher merchant fees, partially offset by the impact of foreign currency rate changes in Europe. Credit and debit card revenue was negatively impacted by declining prepaid processing fees as the beneficial impact of government stimulus programs dissipated year-over-year, offset by strong sales. Net interest income, on a taxable-equivalent basis, increased $11 million (1.8 percent) in the third quarter and $28 million (1.5 percent) in the first nine months of 2022, compared with the same periods of 2021, primarily due to higher loan balances and loan fees, partially offset by higher funding costs. Net interest income further increased in the third quarter of 2022, compared with the third quarter of 2021, due to higher loan yields driven by higher interest rates net of lower customer revolve rates.
Noninterest expense increased $35 million (4.1 percent) in the third quarter and $138 million (5.5 percent) in the first nine months of 2022, compared with the same periods of 2021, reflecting higher net shared services expense driven by investment in infrastructure and technology development, in addition to higher compensation expense as a result of merit increases, core business growth and variable compensation. The provision for credit losses increased $119 million (71.7 percent) in the third quarter and $420 million in the first nine months of 2022, compared with the same periods of 2021, primarily due to the impacts of increasing delinquency rates, along with stronger growth in loan balances.
Treasury and Corporate Support
 Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $113 million in the third quarter and $246 million in the first nine months of 2022, compared with net income of $378 million and $1.2 billion in the same periods of 2021, respectively.
Net revenue increased $16 million (5.2 percent) in the third quarter and $110 million (13.3 percent) in the first nine months of 2022, compared with the same periods of 2021. Net interest income, on a taxable-equivalent basis, increased $7 million (8.1 percent) in the third quarter and $116 million (96.7 percent) in the first nine months of 2022, compared with the same periods of 2021, primarily due to higher yields on the investment securities portfolio and interest-bearing deposits with banks, mostly offset by higher funding costs. Noninterest income increased $9 million (4.1 percent) in the third quarter of 2022, compared with the third quarter of 2021, primarily due to higher tax-advantaged
investment syndication revenue and gains on the sale of certain assets, partially offset by lower securities gains. Noninterest income decreased $6 million (0.8 percent) in the first nine months of 2022, compared with the first nine months of 2021, primarily due to lower securities gains, partially offset by higher tax-advantaged
investment syndication revenue, gains on the sale of certain assets, and higher commercial products revenue.
Noninterest expense increased $97 million (48.5 percent) in the third quarter and $168 million (22.9 percent) in the first nine months of 2022, compared with the same periods of 2021, primarily due to merger and integration-related charges associated with the planned acquisition of MUFG Union Bank and higher compensation expense reflecting merit increases, hiring to support business growth and core business growth net of lower variable compensation, partially offset by lower net shared services expense. The provision for credit losses increased $282 million (89.2 percent) in the third quarter and $1.2 billion (96.5 percent) in the first nine months of 2022, compared with the same periods of 2021, reflecting the increase in the allowance for credit losses due to increasing economic uncertainty in the current year, compared to the reduction in the allowance for credit losses associated with improving economic conditions in the prior year.
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

32	U.S. Bancorp

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
non-GAAP
financial measures:

(Dollars in Millions)	September 30, 2022	December 31, 2021
Total equity	$47,978	$55,387
Preferred stock	(6,808)	(6,371)
Noncontrolling interests	(465)	(469)
Goodwill (net of deferred tax liability) (1)	(9,165)	(9,323)
Intangible assets, other than mortgage servicing rights	(735)	(785)
Tangible common equity (a)	30,805	38,439
Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation	44,094	41,701
Adjustments (2)	(1,300)	(1,733)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology (b)	42,794	39,968
Total assets	600,973	573,284
Goodwill (net of deferred tax liability) (1)	(9,165)	(9,323)
Intangible assets, other than mortgage servicing rights	(735)	(785)
Tangible assets (c)	591,073	563,176
Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company (d)	456,928	418,571
Adjustments (3)	(337)	(357)
Risk-weighted assets, reflecting the full implementation of the CECL methodology (e)	456,591	418,214

Ratios
Tangible common equity to tangible assets (a)/(c)	5.2%	6.8%
Tangible common equity to risk-weighted assets (a)/(d)	6.7	9.2
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology (b)/(e)	9.4	9.6

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net interest income	$3,827	$3,171	$10,435	$9,371
Taxable-equivalent adjustment (4)	30	26	86	79
Net interest income, on a taxable-equivalent basis	3,857	3,197	10,521	9,450
Net interest income, on a taxable-equivalent basis (as calculated above)	3,857	3,197	10,521	9,450
Noninterest income	2,469	2,693	7,413	7,693
Less: Securities gains (losses), net	1	20	38	88
Total net revenue, excluding net securities gains (losses) (f)	6,325	5,870	17,896	17,055

Noninterest expense (g)	3,637	3,429	10,863	10,195

Efficiency ratio (g)/(f)	57.5%	58.4%	60.7%	59.8%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(3)	Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.
(4)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

U.S. Bancorp	33

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

34	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	September 30, 2022	December 31, 2021
	(Unaudited)

Assets
Cash and due from banks	$41,652	$28,905
Investment securities
Held-to-maturity (fair value $74,128 and $41,812, respectively)	85,574	41,858
Available-for-sale ($858 and $557 pledged as collateral, respectively) (a)	68,523	132,963
Loans held for sale (including $3,483 and $6,623 of mortgage loans carried at fair value, respectively)	3,647	7,775
Loans
Commercial	131,687	112,023
Commercial real estate	40,329	39,053
Residential mortgages	86,274	76,493
Credit card	24,538	22,500
Other retail	59,880	61,959
Total loans	342,708	312,028
Less allowance for loan losses	(6,017)	(5,724)
Net loans	336,691	306,304
Premises and equipment	3,155	3,305
Goodwill	10,125	10,262
Other intangible assets	4,604	3,738
Other assets (including $1,235 and $1,193 of trading securities at fair value pledged as collateral, respectively) (a)	47,002	38,174
Total assets	$600,973	$573,284

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$115,206	$134,901
Interest-bearing	355,942	321,182
Total deposits	471,148	456,083
Short-term borrowings	25,066	11,796
Long-term debt	32,228	32,125
Other liabilities	24,553	17,893
Total liabilities	552,995	517,897
Shareholders’ equity
Preferred stock	6,808	6,371
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 9/30/22 and 12/31/21—2,125,725,742 shares	21	21
Capital surplus	8,590	8,539
Retained earnings	71,782	69,201
Less cost of common stock in treasury: 9/30/22—639,921,995 shares; 12/31/21—642,223,571 shares	(27,188)	(27,271)
Accumulated other comprehensive income (loss)	(12,500)	(1,943)
Total U.S. Bancorp shareholders’ equity	47,513	54,918
Noncontrolling interests	465	469
Total equity	47,978	55,387
Total liabilities and equity	$600,973	$573,284

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Interest Income
Loans	$3,603	$2,711	$9,071	$8,112
Loans held for sale	49	54	163	176
Investment securities	867	606	2,390	1,741
Other interest income	209	38	347	103
Total interest income	4,728	3,409	11,971	10,132
Interest Expense
Deposits	534	78	791	245
Short-term borrowings	169	18	247	52
Long-term debt	198	142	498	464
Total interest expense	901	238	1,536	761
Net interest income	3,827	3,171	10,435	9,371
Provision for credit losses	362	(163)	785	(1,160)
Net interest income after provision for credit losses	3,465	3,334	9,650	10,531
Noninterest Income
Credit and debit card revenue	391	393	1,128	1,125
Corporate payment products revenue	190	156	520	420
Merchant processing services	406	392	1,194	1,084
Trust and investment management fees	572	459	1,638	1,349
Deposit service charges	166	194	508	531
Treasury management fees	151	155	476	462
Commercial products revenue	285	277	841	837
Mortgage banking revenue	81	418	423	1,063
Investment products fees	56	62	177	177
Securities gains (losses), net	1	20	38	88
Other	170	167	470	557
Total noninterest income	2,469	2,693	7,413	7,693
Noninterest Expense
Compensation	1,891	1,847	5,616	5,448
Employee benefits	369	336	1,139	1,057
Net occupancy and equipment	272	259	806	780
Professional services	131	126	356	332
Marketing and business development	126	99	312	237
Technology and communications	355	361	1,054	1,082
Postage, printing and supplies	72	69	213	203
Other intangibles	43	41	130	119
Merger and integration charges	42	—	239	—
Other	336	291	998	937
Total noninterest expense	3,637	3,429	10,863	10,195
Income before income taxes	2,297	2,598	6,200	8,029
Applicable income taxes	481	564	1,292	1,722
Net income	1,816	2,034	4,908	6,307
Net (income) loss attributable to noncontrolling interests	(4)	(6)	(8)	(17)
Net income attributable to U.S. Bancorp	$1,812	$2,028	$4,900	$6,290
Net income applicable to U.S. Bancorp common shareholders	$1,718	$1,934	$4,648	$6,023
Earnings per common share	$1.16	$1.30	$3.13	$4.04
Diluted earnings per common share	$1.16	$1.30	$3.13	$4.04
Average common shares outstanding	1,486	1,483	1,485	1,491
Average diluted common shares outstanding	1,486	1,484	1,486	1,492
See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net income	$1,816	$2,034	$4,908	$6,307
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	(2,810)	(825)	(14,325)	(3,008)
Changes in unrealized gains (losses) on derivative hedges	(232)	8	(134)	121
Foreign currency translation	(8)	(1)	(11)	23
Reclassification to earnings of realized (gains) losses	186	27	337	34
Income taxes related to other comprehensive income (loss)	725	201	3,576	716
Total other comprehensive income (loss)	(2,139)	(590)	(10,557)	(2,114)
Comprehensive income (loss)	(323)	1,444	(5,649)	4,193
Comprehensive (income) loss attributable to noncontrolling interests	(4)	(6)	(8)	(17)

Comprehensive income (loss) attributable to U.S. Bancorp	$(327)	$1,438	$(5,657)	$4,176
See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance June 30, 2021	1,483	$5,968	$21	$8,518	$67,039	$(27,305)	$(1,202)	$53,039	$635	$53,674
Net income (loss)					2,028			2,028	6	2,034
Other comprehensive income (loss)							(590)	(590)		(590)
Preferred stock dividends (a)					(84)			(84)		(84)
Common stock dividends ($.46 per share)					(686)			(686)		(686)
Issuance of common and treasury stock				(1)		4		3		3
Distributions to noncontrolling interests								—	(5)	(5)
Net other changes in noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				33				33		33

Balance September 30, 2021	1,483	$5,968	$21	$8,550	$68,297	$(27,301)	$(1,792)	$53,743	$635	$54,378

Balance June 30, 2022	1,486	$6,808	$21	$8,555	$70,772	$(27,190)	$(10,361)	$48,605	$464	$49,069
Net income (loss)					1,812			1,812	4	1,816
Other comprehensive income (loss)							(2,139)	(2,139)		(2,139)
Preferred stock dividends (b)					(85)			(85)		(85)
Common stock dividends ($.48 per share)					(717)			(717)		(717)
Issuance of common and treasury stock				(1)		2		1		1
Distributions to noncontrolling interests								—	(4)	(4)
Net other changes in noncontrolling interests								—	1	1
Stock option and restricted stock grants				36				36		36

Balance September 30, 2022	1,486	$6,808	$21	$8,590	$71,782	$(27,188)	$(12,500)	$47,513	$465	$47,978

Balance December 31, 2020	1,507	$5,983	$21	$8,511	$64,188	$(25,930)	$322	$53,095	$630	$53,725
Net income (loss)					6,290			6,290	17	6,307
Other comprehensive income (loss)							(2,114)	(2,114)		(2,114)
Preferred stock dividends (c)					(232)			(232)		(232)
Common stock dividends ($1.30 per share)					(1,944)			(1,944)		(1,944)
Issuance of preferred stock		730						730		730
Redemption of preferred stock		(745)			(5)			(750)		(750)
Issuance of common and treasury stock	4			(127)		166		39		39
Purchase of treasury stock	(28)					(1,537)		(1,537)		(1,537)
Distributions to noncontrolling interests								—	(16)	(16)
Net other changes in noncontrolling interests								—	4	4
Stock option and restricted stock grants				166				166		166

Balance September 30, 2021	1,483	$5,968	$21	$8,550	$68,297	$(27,301)	$(1,792)	$53,743	$635	$54,378

Balance December 31, 2021	1,484	$6,371	$21	$8,539	$69,201	$(27,271)	$(1,943)	$54,918	$469	$55,387
Net income (loss)					4,900			4,900	8	4,908
Other comprehensive income (loss)							(10,557)	(10,557)		(10,557)
Preferred stock dividends (d)					(228)			(228)		(228)
Common stock dividends ($1.40 per share)					(2,091)			(2,091)		(2,091)
Issuance of preferred stock		437						437		437
Issuance of common and treasury stock	3			(120)		138		18		18
Purchase of treasury stock	(1)					(55)		(55)		(55)
Distributions to noncontrolling interests								—	(8)	(8)
Net other changes in noncontrolling interests								—	(4)	(4)
Stock option and restricted stock grants				171				171		171

Balance September 30, 2022	1,486	$6,808	$21	$8,590	$71,782	$(27,188)	$(12,500)	$47,513	$465	$47,978

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
Non-Cumulative
Perpetual Preferred Stock of $894.444, $223.611, $406.25, $662.50, $343.75, $234.375 and $250.00, respectively.

(b)
Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O
Non-Cumulative
Perpetual Preferred Stock of $902.622, $223.611, $662.50, $343.75, $234.375, $250.00, $231.25 and $281.25 respectively.

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
Non-Cumulative
Perpetual Preferred Stock of $2,654.166, $663.542, $1,218.75, $232.953, $1,325.00, $1,031.25, $703.125 and $702.778, respectively.

(d)
Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O
Non-Cumulative
Perpetual Preferred Stock of $2,662.344, $663.542, $1,325.00, $1,031.25, $703.125, $750.00, $693.75 and $768.75 respectively.

See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30
	2022	2021
Operating Activities
Net income attributable to U.S. Bancorp	$4,900	$6,290
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	785	(1,160)
Depreciation and amortization of premises and equipment	255	253
Amortization of intangibles	130	119
(Gain) loss on sale of loans held for sale	136	(950)
(Gain) loss on sale of securities and other assets	(173)	(297)
Loans originated for sale, net of repayments	(26,357)	(56,256)
Proceeds from sales of loans held for sale	28,701	58,517
Other, net	5,854	2,651
Net cash provided by operating activities	14,231	9,167
Investing Activities
Proceeds from sales of available-for-sale investment securities	15,392	13,383
Proceeds from maturities of held-to-maturity investment securities	4,148	—
Proceeds from maturities of available-for-sale investment securities	12,407	33,740
Purchases of held-to-maturity investment securities	(6,941)	—
Purchases of available-for-sale investment securities	(19,377)	(62,764)
Net increase in loans outstanding	(30,380)	(1,157)
Proceeds from sales of loans	3,050	4,228
Purchases of loans	(1,932)	(3,278)
Net increase in securities purchased under agreements to resell	(37)	(41)
Other, net	(3,407)	120
Net cash used in investing activities	(27,077)	(15,769)
Financing Activities
Net increase in deposits	15,065	13,132
Net increase in short-term borrowings	13,270	4,322
Proceeds from issuance of long-term debt	5,631	1,211
Principal payments or redemption of long-term debt	(5,398)	(6,603)
Proceeds from issuance of preferred stock	437	730
Proceeds from issuance of common stock	16	38
Repurchase of preferred stock	(1,100)	(1,250)
Repurchase of common stock	(55)	(1,537)
Cash dividends paid on preferred stock	(213)	(223)
Cash dividends paid on common stock	(2,060)	(1,894)
Net cash provided by financing activities	25,593	7,926
Change in cash and due from banks	12,747	1,324
Cash and due from banks at beginning of period	28,905	62,580
Cash and due from banks at end of period	$41,652	$63,904
See Notes to Consolidated Financial Statements.

U.S. Bancorp	39

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
Financial Instruments – Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued accounting guidance, effective for the Company no later than January 1, 2023, related to the recognition and measurement of troubled debt restructurings (“TDRs”) by creditors. This guidance removes the separate recognition and measurement requirements for TDRs by replacing them with a requirement for a company to apply existing accounting guidance to determine whether a modification results in a new loan or a continuation of an existing loan. This guidance also replaces existing TDR disclosures with similar but more expansive disclosures for certain modifications of receivables made to borrowers experiencing financial difficulty. Further, this guidance also requires companies to disclose current-period gross write-offs by year of origination for financing receivables. The guidance can be adopted on a prospective or modified retrospective basis. The Company expects the adoption of this guidance will not be material to its financial sta tements.

40	U.S. Bancorp

Note 3	Business Combinations
In September 2021, the Company announced that it entered into a definitive agreement to acquire MUFG Union Bank’s core regional banking franchise from Mitsubishi UFJ Financial Group, Inc. (“MUFG”), for an expected purchase price of approximately $8.0 billion, including $5.5 billion in cash and approximately 44 million shares of the Company’s common stock. The transaction excludes the purchase of substantially all of MUFG Union Bank’s Global Corporate & Investment Bank (other than certain deposits), certain middle and back office functions, and other assets. MUFG Union Bank has approximately 300 branches in California, Washington and Oregon and is expected to add approximately $105 billion in total assets, $58 billion of loans and $90 billion of deposits to the Company’s consolidated balance sheet. On October 19, 2022, the Company announced that all required regulatory approvals to complete the transaction have been received. The transaction is expected to close on December 1, 2022, pending satisfaction of customary closing conditions.

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
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity
and
available-for-sale
investment securities were as follows:

	September 30, 2022				December 31, 2021
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity

U.S. Treasury and agencies	$1,344	$–	$(56)	$1,288	$–	$–	$–	$–
Residential agency mortgage-backed securities	84,230	–	(11,390)	72,840	41,858	2	(48)	41,812
Total held-to-maturity	$85,574	$–	$(11,446)	$74,128	$41,858	$2	$(48)	$41,812
Available-for-sale
U.S. Treasury and agencies	$24,470	$–	$(2,884)	$21,586	$36,648	$205	$(244)	$36,609
Mortgage-backed securities
Residential agency	33,398	12	(2,753)	30,657	76,761	665	(347)	77,079
Commercial agency	8,746	–	(1,655)	7,091	8,633	53	(201)	8,485
Asset-backed securities	25	–	–	25	62	4	–	66
Obligations of state and political subdivisions	11,105	2	(1,949)	9,158	10,130	607	(20)	10,717
Other	6	–	–	6	7	–	–	7
Total available-for-sale	$77,750	$14	$(9,241)	$68,523	$132,241	$1,534	$(812)	$132,963
During the first nine months of 2022, the Company transferred $45.1 billion amortized cost ($40.7 billion fair value) of available-for-sale
investment securities to the
held-to-maturity
category to reflect its new intent for these securities.
Investment securities with a fair value of $14.3 billion at September 30, 2022, and $30.7 billion at December 31, 2021, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $858 million at September 30, 2022, and $557 million at December 31, 2021.
The following table provides information about the amount of interest income from taxable and non-taxable
investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2022	2021	2022	2021
Taxable	$793	$539	$2,171	$1,548
Non-taxable	74	67	219	193
Total interest income from investment securities	$867	$606	$2,390	$1,741

U.S. Bancorp	41

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale
investment
securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2022	2021	2022	2021
Realized gains	$1	$39	$78	$107
Realized losses	–	(19)	(40)	(19)
Net realized gains	$1	$20	$38	$88
Income tax on net realized gains	$–	$5	$9	$22
The Company conducts a regular assessment of its
available-for-sale
investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale
investment securities was immaterial at September 30, 2022 and December 31, 2021.
At September 30, 2022, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale
investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2022:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and agencies	$16,648	$(1,870)	$4,831	$(1,014)	$21,479	$(2,884)
Residential agency mortgage-backed securities	24,355	(1,787)	5,377	(966)	29,732	(2,753)
Commercial agency mortgage-backed securities	2,992	(559)	4,100	(1,096)	7,092	(1,655)
Obligations of state and political subdivisions	8,006	(1,481)	960	(468)	8,966	(1,949)
Other	2	–	4	–	6	–
Total investment securities	$52,003	$(5,697)	$15,272	$(3,544)	$67,275	$(9,241)
These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale
investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2022, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the nine months ended September 30, 2022 and 2021, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
All of the Company’s
held-to-maturity
investment securities are
 U.S. Treasury and agencies securities and
highly rated agency mortgage-backed securities that are guaranteed or otherwise supported by the United States government and have no history of credit losses. Accordingly the Company does not expect to incur any credit losses on held-to-maturity
investment securities and has no allowance for credit losses recorded for these securities.

42	U.S. Bancorp

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at September 30, 2022:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
Held-to-maturity
U.S. Treasury and Agencies
Maturing in one year or less	$–	$–	–	–%
Maturing after one year through five years	1,344	1,288	3.5	2.85
Maturing after five years through ten years	–	–	–	–
Maturing after ten years	–	–	–	–
Total	$1,344	$1,288	3.5	2.85%
Mortgage-Backed Securities (a)
Maturing in one year or less	$–	$–	–	–%
Maturing after one year through five years	–	–	–	–
Maturing after five years through ten years	50,750	44,735	9.3	2.06
Maturing after ten years	33,480	28,105	10.3	1.92
Total	$84,230	$72,840	9.7	2.01%
Total held-to-maturity ( b )	$85,574	$74,128	9.6	2.02%
Available-for-sale
U.S. Treasury and Agencies
Maturing in one year or less	$1,172	$1,170	.2	2.05%
Maturing after one year through five years	3,697	3,382	4.1	1.95
Maturing after five years through ten years	16,944	15,024	7.1	2.27
Maturing after ten years	2,657	2,010	11.6	1.99
Total	$24,470	$21,586	6.8	2.18%
Mortgage-Backed Securities (a)
Maturing in one year or less	$34	$33	.8	2.84%
Maturing after one year through five years	11,601	10,724	3.2	2.19
Maturing after five years through ten years	28,896	25,569	7.8	2.52
Maturing after ten years	1,613	1,422	11.3	2.77
Total	$42,144	$37,748	6.7	2.44%
Asset-Backed Securities
Maturing in one year or less	$–	$–	–	–%
Maturing after one year through five years	–	–	–	–
Maturing after five years through ten years	25	25	6.1	5.52
Maturing after ten years	–	–	–	–
Total	$25	$25	6.1	5.52%
Obligations of State and Political
Subdivisions (c) (d)
Maturing in one year or less	$102	$102	.3	4.73%
Maturing after one year through five years	402	398	3.5	4.54
Maturing after five years through ten years	442	411	8.4	4.01
Maturing after ten years	10,159	8,247	16.7	3.60
Total	$11,105	$9,158	15.8	3.66%
Other
Maturing in one year or less	$–	$–	–	–%
Maturing after one year through five years	6	6	2.7	1.99
Maturing after five years through ten years	–	–	–	–
Maturing after ten years	–	–	–	–
Total	$6	$6	2.7	1.99%
Total available-for-sale ( b )	$77,750	$68,523	8.0	2.53%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
(b)
The weighted-average maturity of total
held-to-maturity
investment securities was 7.4 years at December 31, 2021, with a corresponding weighted-average yield of 1.45 percent. The weighted-average maturity of total available-for-sale
investment securities was 5.5 years at December 31, 2021, with a corresponding weighted-average yield of 1.73 percent.

(c)
Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, and yield to maturity if the security is purchased at par or a discount.

(d)
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
available-for-sale
to
held-to-maturity.

U.S. Bancorp	43

Note 5	Loans and Allowance for Credit Losses
The composition of the loan portfolio, disaggregated by class and underlying specific portfolio type, was as follows:

	September 30, 2022		December 31, 2021
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$126,930	37.0%	$106,912	34.3%
Lease financing	4,757	1.4	5,111	1.6
Total commercial	131,687	38.4	112,023	35.9
Commercial Real Estate
Commercial mortgages	30,223	8.8	28,757	9.2
Construction and development	10,106	2.9	10,296	3.3
Total commercial real estate	40,329	11.7	39,053	12.5
Residential Mortgages
Residential mortgages	78,006	22.8	67,546	21.6
Home equity loans, first liens	8,268	2.4	8,947	2.9
Total residential mortgages	86,274	25.2	76,493	24.5
Credit Card	24,538	7.2	22,500	7.2
Other Retail
Retail leasing	6,037	1.8	7,256	2.3
Home equity and second mortgages	11,367	3.3	10,446	3.4
Revolving credit	2,721	.8	2,750	.9
Installment	16,417	4.8	16,514	5.3
Automobile	23,236	6.8	24,866	8.0
Student	102	–	127	–
Total other retail	59,880	17.5	61,959	19.9
Total loans	$342,708	100.0%	$312,028	100.0%
The Company had loans of $98.2 billion at September 30, 2022, and $92.1 billion at December 31, 2021, pledged at the Federal Home Loan Bank, and loans of $84.0 billion at September 30, 2022, and $76.9 billion at December 31, 2021, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Net unearned interest and deferred fees and costs amounted to $331 million at September 30, 2022 and $475 million at December 31, 2021. All purchased loans are recorded at fair value at the date of purchase. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased
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

44	U.S. Bancorp

unemployment rates, real estate prices, gross domestic product levels
, inflation, interest rates
and corporate bonds spreads, as well as loan and borrower characteristics, such as internal risk ratings on commercial loans and consumer credit scores, delinquency status, collateral type and available valuation information, consideration of end-of-term
losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. For each loan portfolio, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices, economic conditions or other factors that would affect the accuracy of the model. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off
or expected recoveries on collateral dependent loans where recovery is expected through sale of the collateral. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses. The allowance recorded for individually evaluated loans greater than $5 million in the commercial lending segment is based on an analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans as appropriate.
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

U.S. Bancorp	45

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2022
Balance at beginning of period	$1,896	$ 973	$658	$1,746	$ 982	$6,255
Add
Provision for credit losses	97	(7)	38	222	12	362
Deduct
Loans charged-off	56	–	2	161	56	275
Less recoveries of loans charged-off	(29)	(6)	(7)	(42)	(29)	(113)
Net loan charge-offs (recoveries)	27	(6)	(5)	119	27	162
Balance at end of period	$1,966	$ 972	$701	$1,849	$967	$6,455
2021
Balance at beginning of period	$1,838	$1,409	$478	$1,891	$994	$6,610
Add
Provision for credit losses	(75)	(104)	3	(23)	36	(163)
Deduct
Loans charged-off	40	14	3	154	55	266
Less recoveries of loans charged-off	(26)	(1)	(13)	(43)	(36)	(119)
Net loan charge-offs (recoveries)	14	13	(10)	111	19	147
Balance at end of period	$1,749	$1,292	$491	$1,757	$1,011	$6,300

Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2022
Balance at beginning of period	$1,849	$1,123	$565	$1,673	$ 945	$6,155
Add
Provision for credit losses	206	(156)	116	525	94	785
Deduct
Loans charged-off	164	10	9	481	167	831
Less recoveries of loans charged-off	(75)	(15)	(29)	(132)	(95)	(346)
Net loan charge-offs (recoveries)	89	(5)	(20)	349	72	485
Balance at end of period	$1,966	$ 972	$701	$1,849	$967	$6,455
2021
Balance at beginning of period	$2,423	$1,544	$573	$2,355	$1,115	$8,010
Add
Provision for credit losses	(577)	(246)	(107)	(195)	(35)	(1,160)
Deduct
Loans charged-off	184	28	13	536	193	954
Less recoveries of loans charged-off	(87)	(22)	(38)	(133)	(124)	(404)
Net loan charge-offs (recoveries)	97	6	(25)	403	69	550
Balance at end of period	$1,749	$1,292	$491	$1,757	$1,011	$6,300
The increase in the allowance for credit losses from December 31, 2021 to September 30, 2022 reflected strong loan growth and increased economic uncertainty.
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
charge-off
occurs unless the loan is well

46	U.S. Bancorp

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
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming (b)	Total
September 30, 2022
Commercial	$131,189	$ 335	$ 41	$122	$131,687
Commercial real estate	40,135	8	19	167	40,329
Residential mortgages (a)	85,887	87	89	211	86,274
Credit card	24,120	237	181	–	24,538
Other retail	59,443	244	63	130	59,880
Total loans	$340,774	$ 911	$393	$630	$342,708
December 31, 2021
Commercial	$111,270	$ 530	$ 49	$174	$112,023
Commercial real estate	38,678	80	11	284	39,053
Residential mortgages (a)	75,962	124	181	226	76,493
Credit card	22,142	193	165	–	22,500
Other retail	61,468	275	66	150	61,959
Total loans	$309,520	$1,202	$472	$834	$312,028

(a)
At September 30, 2022, $638 million of loans 30–89 days past due and $1.9 billion of loans 90 days or more past due purchased and that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $791 million and $1.5 billion at December 31, 2021, respectively.

(b)
Substantially all nonperforming loans at September 30, 2022 and December 31, 2021, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of
$4
million for both the three months ended September 30, 2022 and 2021, and $12 million and $11 million for the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $24 million, compared with $22 million at December 31, 2021. These amounts excluded $46 million and $22 million at September 30, 2022 and December 31, 2021, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at September 30, 2022 and December 31, 2021, was $1.1 billion and $696 million, respectively, of which $841 million and $555 million, respectively, related to loans purchased and that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
The Company classifies its loan portfolio classes using internal credit quality ratings on a quarterly basis. These ratings include pass, special mention and classified, and are an important part of the Company’s overall credit risk

U.S. Bancorp	47

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
The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	September 30, 2022					December 31, 2021
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total	Pass	Special Mention	Classified (a)	Total Criticized	Total
Commercial
Originated in 2022	$ 51,614	$ 166	$ 209	$ 375	$ 51,989	$ –	$ –	$ –	$ –	$ –
Originated in 2021	32,393	179	27	206	32,599	51,155	387	287	674	51,829
Originated in 2020	7,634	35	81	116	7,750	14,091	304	133	437	14,528
Originated in 2019	5,057	67	67	134	5,191	10,159	151	54	205	10,364
Originated in 2018	2,569	5	20	25	2,594	5,122	3	36	39	5,161
Originated prior to 2018	3,571	4	42	46	3,617	4,923	30	81	111	5,034
Revolving (b)	27,263	397	287	684	27,947	24,722	268	117	385	25,107
Total commercial	130,101	853	733	1,586	131,687	110,172	1,143	708	1,851	112,023

Commercial real estate
Originated in 2022	9,925	70	511	581	10,506	–	–	–	–	–
Originated in 2021	11,746	44	256	300	12,046	13,364	6	990	996	14,360
Originated in 2020	5,818	63	119	182	6,000	7,459	198	263	461	7,920
Originated in 2019	4,469	110	182	292	4,761	6,368	251	610	861	7,229
Originated in 2018	2,069	28	135	163	2,232	2,996	29	229	258	3,254
Originated prior to 2018	3,122	23	82	105	3,227	4,473	55	224	279	4,752
Revolving	1,553	–	4	4	1,557	1,494	1	43	44	1,538
Total commercial real estate	38,702	338	1,289	1,627	40,329	36,154	540	2,359	2,899	39,053

Residential mortgages (c)
Originated in 2022	17,964	–	–	–	17,964	–	–	–	–	–
Originated in 2021	29,224	–	2	2	29,226	29,882	–	3	3	29,885
Originated in 2020	14,230	–	5	5	14,235	15,948	1	8	9	15,957
Originated in 2019	5,649	–	18	18	5,667	6,938	–	36	36	6,974
Originated in 2018	2,300	–	18	18	2,318	2,889	–	30	30	2,919
Originated prior to 2018	16,580	–	257	257	16,837	20,415	–	342	342	20,757
Revolving	24	–	3	3	27	1	–	–	–	1
Total residential mortgages	85,971	–	303	303	86,274	76,073	1	419	420	76,493

Credit card (d)	24,358	–	180	180	24,538	22,335	–	165	165	22,500

Other retail
Originated in 2022	10,211	–	3	3	10,214	–	–	–	–	–
Originated in 2021	17,403	–	9	9	17,412	22,455	–	6	6	22,461
Originated in 2020	9,133	–	10	10	9,143	12,071	–	9	9	12,080
Originated in 2019	4,663	–	13	13	4,676	7,223	–	17	17	7,240
Originated in 2018	1,887	–	9	9	1,896	3,285	–	14	14	3,299
Originated prior to 2018	2,315	–	17	17	2,332	3,699	–	24	24	3,723
Revolving	13,610	–	97	97	13,707	12,532	–	112	112	12,644
Revolving converted to term	457	–	43	43	500	472	–	40	40	512
Total other retail	59,679	–	201	201	59,880	61,737	–	222	222	61,959
Total loans	$338,811	$1,191	$2,706	$3,897	$342,708	$306,471	$1,684	$3,873	$5,557	$312,028
Total outstanding commitments	$713,989	$1,947	$4,034	$5,981	$719,970	$662,363	$3,372	$5,684	$9,056	$671,419

Note:	Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended.
(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	Includes an immaterial amount of revolving converted to term loans.
(c)
At September 30, 2022, $1.9 billion of GNMA loans 90 days or more past due and $982 million of restructured GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $1.5 billion and $1.1 billion at December 31, 2021, respectively.

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

48	U.S. Bancorp

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
The following table provides a summary of loans modified as TDRs for the periods presented by portfolio class:

	2022			2021
(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended September 30
Commercial	552	$ 34	$ 35	506	$ 46	$ 47
Commercial real estate	24	23	23	14	12	13
Residential mortgages	283	84	85	171	54	54
Credit card	11,632	63	64	6,656	38	38
Other retail	479	14	13	382	9	9
Total loans, excluding loans purchased from GNMA mortgage pools	12,970	218	220	7,729	159	161
Loans purchased from GNMA mortgage pools	421	61	62	802	113	118
Total loans	13,391	$ 279	$282	8,531	$ 272	$ 279

Nine Months Ended September 30
Commercial	1,567	$ 122	$108	1,736	$ 133	$ 120
Commercial real estate	61	45	42	100	136	125
Residential mortgages	1,489	418	417	867	299	298
Credit card	29,667	161	163	17,492	102	103
Other retail	1,963	75	70	2,175	64	58
Total loans, excluding loans purchased from GNMA mortgage pools	34,747	821	800	22,370	734	704
Loans purchased from GNMA mortgage pools	1,164	163	167	1,839	267	276
Total loans	35,911	$ 984	$967	24,209	$1,001	$ 980

Residential mortgages, home equity and second mortgages, and loans purchased from GNMA mortgage pools in the table above include trial period arrangements offered to customers during the periods presented. The post-modification balances for these loans reflect the current outstanding balance until a permanent modification is made. In addition, the post-modification balances typically include capitalization of unpaid accrued interest and/or fees under the various modification programs. At September 30, 2022, 9 residential mortgages, 7 home equity and second mortgage loans and 64 loans purchased from GNMA mortgage pools with outstanding balances of less than $1 million, less than $1 million and $8 million, respectively, were in a trial period and have estimated post-modification balances of $1 million, less than $1 million and $8 million, respectively, assuming permanent modification occurs at the end of the trial period.
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

U.S. Bancorp	49

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
The following table provides a summary of TDR loans that defaulted (fully or partially charged-off
or became 90 days or more past due) for the periods presented, that were modified as TDRs within 12 months previous to default:

	2022		2021
(Dollars in Millions)	Number of Loans	Amount Defaulted	Number of Loans	Amount Defaulted
Three Months Ended September 30
Commercial	186	$ 15	244	$ 5
Commercial real estate	5	6	4	1
Residential mortgages	67	8	20	2
Credit card	2,117	11	2,069	12
Other retail	73	1	124	2
Total loans, excluding loans purchased from GNMA mortgage pools	2,448	41	2,461	22
Loans purchased from GNMA mortgage pools	113	17	29	5
Total loans	2,561	$ 58	2,490	$ 27

Nine Months Ended September 30
Commercial	575	$ 21	856	$ 29
Commercial real estate	10	8	16	7
Residential mortgages	180	18	47	5
Credit card	5,478	29	5,638	32
Other retail	216	3	595	10
Total loans, excluding loans purchased from GNMA mortgage pools	6,459	79	7,152	83
Loans purchased from GNMA mortgage pools	282	42	102	15
Total loans	6,741	$121	7,254	$ 98

In addition to the defaults in the table above, the Company had a total of 17 and 45 residential mortgage loans, home equity and second mortgage loans and loans purchased from GNMA mortgage pools for the three months and nine months ended September 30, 2022, respectively, where borrowers did not successfully complete the trial period arrangement and, therefore, are no longer eligible for a permanent modification under the applicable modification program. These loans had aggregate outstanding balances of $3 million and $7 million for the three months and nine months ended September 30, 2022, respectively.
As of September 30, 2022, the Company had $40 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified in TDRs.

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

50	U.S. Bancorp

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
off-balance
sheet.
The Company previously provided financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company discontinued providing this support beginning in the third quarter of 2022 due to rising interest rates in the current year. The Company provided $67 million of support to the funds during the three months ended September 30, 2021, and $65 million and $184 million during the nine months ended September 30, 2022 and 2021, respectively.
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged
investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged
investments in tax expense of $111 million and $113 million for the three months ended September 30, 2022 and 2021, respectively, and $336 million and $356 million for the nine months ended September 30, 2022 and 2021, respectively. The Company also recognized $117 million and $75 million of investment tax credits for the three months ended September 30, 2022 and 2021, respectively, and $292 million and $235 million for the nine months ended September 30, 2022 and 2021, respectively. The Company recognized $102 million and $101 million of expenses related to all of these investments for the three months ended September 30, 2022 and 2021, respectively, of which $87 million and $83 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense. The Company recognized $310 million and $333 million of expenses related to all of these investments for the nine months ended September 30, 2022 and 2021, respectively, of which $270 million and $262 million, respectively, were included in tax expense and the remaining amounts were included in noninterest expense.
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
The following table provides a summary of investments in community development and tax-advantaged
VIEs that the Company has not consolidated:

(Dollars in Millions)	September 30, 2022	December 31, 2021
Investment carrying amount	$5,617	$4,484
Unfunded capital and other commitments	2,842	1,890
Maximum exposure to loss	9,922	9,899
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in

U.S. Bancorp	51

other assets on the Consolidated Balance Sheet, was approximately $48 million at September 30, 2022 and $40 million at December 31, 2021. The maximum exposure to loss related to these VIEs was $87 million at September 30, 2022 and $84 million at December 31, 2021, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $123 million at September 30, 2022, compared with less than $1 million to $75 million at December 31, 2021.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged
investments to third parties. At September 30, 2022, approximately $5.2 billion of the Company’s assets and $3.7 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged
investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $5.0 billion and $3.4 billion, respectively, at December 31, 2021. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At September 30, 2022, $1.4 billion of available-for-sale
investment securities and $1.5 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $1.7 billion of available-for-sale
investment securities and $1.2 billion of short-term borrowings at December 31, 2021.

Note 7	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $229.0 billion of residential mortgage loans for others at September 30, 2022, and $222.4 billion at December 31, 2021, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net losses of $19 million and $21 million for the three months ended September 30, 2022 and 2021, respectively, and net losses of $35 million and $168 million for the nine months ended September 30, 2022 and 2021, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $190 million and $183 million for the three months ended September 30, 2022 and 2021 respectively, and $561 million and $536 million for the nine months ended September 30, 2022 and 2021, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2022	2021	2022	2021
Balance at beginning of period	$3,707	$2,713	$2,953	$2,210
Rights purchased	1	9	7	36
Rights capitalized	134	284	473	896
Rights sold (a)	—	—	1	1
Changes in fair value of MSRs
Due to fluctuations in market interest rates (b)	153	53	810	307
Due to revised assumptions or models (c)	(5)	(30)	(26)	(169)
Other changes in fair value (d)	(121)	(119)	(349)	(371)
Balance at end of period	$3,869	$2,910	$3,869	$2,910

(a)	MSRs sold include those having a negative fair value, resulting from the loans being severely delinquent.
(b)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
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

52	U.S. Bancorp

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	September 30, 2022						December 31, 2021
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(289)	$(131)	$(62)	$55	$104	$184	$(636)	$(324)	$(160)	$150	$287	$511
Derivative instrument hedges	303	131	61	(53)	(100)	(179)	614	309	152	(142)	(278)	(536)
Net sensitivity	$14	$—	$(1)	$2	$4	$5	$(22)	$(15)	$(8)	$8	$9	$(25)
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
A summary of the Company’s MSRs and related characteristics by portfolio was as follows:

	September 30, 2022				December 31, 2021
(Dollars in Millions)	HFA	Government	Conventional (d)	Total	HFA	Government	Conventional (d)	Total
Servicing portfolio (a)	$42,952	$21,800	$160,433	$225,185	$40,652	$21,919	$156,382	$218,953
Fair value	$731	$440	$2,698	$3,869	$527	$308	$2,118	$2,953
Value (bps) (b)	170	202	168	172	130	141	135	135
Weighted-average servicing fees (bps)	36	42	31	33	36	41	30	32
Multiple (value/servicing fees)	4.73	4.80	5.51	5.26	3.63	3.43	4.50	4.18
Weighted-average note rate	4.08%	3.73%	3.45%	3.60%	4.07%	3.70%	3.41%	3.56%
Weighted-average age (in years)	4.0	6.0	3.5	3.8	3.8	5.9	3.3	3.7
Weighted-average expected prepayment (constant prepayment rate)	7.1%	8.0%	6.5%	6.8%	11.5%	13.2%	9.6%	10.3%
Weighted-average expected life (in years)	8.9	7.7	8.2	8.3	6.5	5.6	6.9	6.7
Weighted-average option adjusted spread (c)	6.9%	6.5%	5.6%	5.9%	7.3%	7.3%	6.3%	6.6%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)	Represents loans sold primarily to GSEs.

Note 8	Preferred Stock
At September 30, 2022 and December 31, 2021, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	September 30, 2022				December 31, 2021
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	—	—	—	—
Total preferred stock (a)	243,510	$7,026	$218	$6,808	225,510	$6,576	$205	$6,371

(a)	The par value of all shares issued and outstanding at September 30, 2022 and December 31, 2021, was $1.00 per share.
During the first nine months of 2022, the Company issued depositary shares representing an ownership interest in 18,000 shares of Series O
Non-Cumulative
Perpetual Preferred Stock with a liquidation preference of $25,000 per

U.S. Bancorp	53

share (the “Series O Preferred Stock”). The Series O Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends, if declared, will accrue and be payable quarterly, in arrears, at a rate per annum equal to 4.50 percent. The Series O Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after April 15, 2027. The Series O Preferred Stock is redeemable at the Company’s option, in whole, but not in part, prior to April 15, 2027 within 90 days following an official administrative or judicial decision, amendment to, or change in the laws or regulations that would not a llo
w the Company to treat the full liquidation value of the Series O Preferred Stock as Tier 1 capital for purposes of the capital adequacy guidelines of the Federal Reserve Board.

Note 9	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2022
Balance at beginning of period	$(7,058)	$(1,890)	$4	$(1,378)	$(39)	$(10,361)
Changes in unrealized gains (losses)	(2,810)	—	(232)	—	—	(3,042)
Transfer of securities from available-for-sale to held-to-maturity	3,032	(3,032)	—	—	—	—
Foreign currency translation adjustment (a)	—	—	—	—	(8)	(8)
Reclassification to earnings of realized (gains) losses	(1)	147	8	32	—	186
Applicable income taxes	(56)	730	57	(8)	2	725
Balance at end of period	$(6,893)	$(4,045)	$(163)	$(1,354)	$(45)	$(12,500)
2021
Balance at beginning of period	$735	$—	$(107)	$(1,783)	$(47)	$(1,202)
Changes in unrealized gains (losses)	(825)	—	8	—	—	(817)
Foreign currency translation adjustment (a)	—	—	—	—	(1)	(1)
Reclassification to earnings of realized (gains) losses	(20)	—	8	39	—	27
Applicable income taxes	215	—	(4)	(10)	—	201
Balance at end of period	$105	$—	$(95)	$(1,754)	$(48)	$(1,792)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Nine Months Ende d September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2022
Balance at beginning of period	$540	$(935)	$(85)	$(1,426)	$(37)	$(1,943)
Changes in unrealized gains (losses)	(14,325)	—	(134)	—	—	(14,459)
Transfer of securities from available-for-sale to held-to-maturity	4,413	(4,413)	—	—	—	—
Foreign currency translation adjustment (a)	—	—	—	—	(11)	(11)
Reclassification to earnings of realized (gains) losses	(38)	250	29	96	—	337
Applicable income taxes	2,517	1,053	27	(24)	3	3,576
Balance at end of period	$(6,893)	$(4,045)	$(163)	$(1,354)	$(45)	$(12,500)
2021
Balance at beginning of period	$2,417	$—	$(189)	$(1,842)	$(64)	$322
Changes in unrealized gains (losses)	(3,008)	—	121	—	—	(2,887)
Foreign currency translation adjustment (a)	—	—	—	—	23	23
Reclassification to earnings of realized (gains) losses	(88)	—	4	118	—	34
Applicable income taxes	784	—	(31)	(30)	(7)	716
Balance at end of period	$105	$—	$(95)	$(1,754)	$(48)	$(1,792)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

54	U.S. Bancorp

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income				Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2022	2021	2022	2021
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$1	$20	$38	$88	Securities gains (losses), net
	—	(5)	(9)	(22)	Applicable income taxes
	1	15	29	66	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains	(147)	—	(250)	—	Interest income
	37	—	63	—	Applicable income taxes
	(110)	—	(187)	—	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(8)	(8)	(29)	(4)	Interest expense
	2	2	7	1	Applicable income taxes
	(6)	(6)	(22)	(3)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	(32)	(39)	(96)	(118)	Other noninterest expense
	8	10	24	30	Applicable income taxes
	(24)	(29)	(72)	(88)	Net-of-tax
Total impact to net income	$(139)	$(20)	$(252)	$(25)

Note 10	Earnings Per Share
The components of earnings per share were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2022	2021	2022	2021
Net income attributable to U.S. Bancorp	$1,812	$2,028	$4,900	$6,290
Preferred dividends	(85)	(84)	(228)	(232)
Impact of preferred stock call (a)	—	—	—	(5)
Earnings allocated to participating stock awards	(9)	(10)	(24)	(30)
Net income applicable to U.S. Bancorp common shareholders	$1,718	$1,934	$4,648	$6,023
Average common shares outstanding	1,486	1,483	1,485	1,491
Net effect of the exercise and assumed purchase of stock awards	—	1	1	1
Average diluted common shares outstanding	1,486	1,484	1,486	1,492
Earnings per common share	$1.16	$1.30	$3.13	$4.04
Diluted earnings per common share	$1.16	$1.30	$3.13	$4.04

(a)
Represents stock issuance costs originally recorded in preferred stock upon issuance of the Company’s Series I Preferred Stock that were reclassified to retained earnings on the date the Company announced its intent to redeem the outstanding shares.

Options outstanding at September 30, 2022, to purchase 1 million common shares for the three months and nine months ended September 30, 2022, were not included in the computation of diluted earnings per share because they were antidilutive.

Note 11	Employee Benefits
The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plans		Postretirement Welfare Plan		Pension Plans		Postretirement Welfare Plan
(Dollars in Millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$69	$66	$—	$—	$206	$198	$—	$—
Interest cost	62	54	—	1	185	164	—	1
Expected return on plan assets	(119)	(112)	—	—	(358)	(337)	—	—
Prior service cost (credit) amortization	(1)	—	—	(1)	(2)	(1)	(2)	(3)
Actuarial loss (gain) amortization	35	42	(2)	(2)	105	127	(5)	(5)
Net periodic benefit cost (a)	$46	$50	$(2)	$(2)	$136	$151	$(7)	$(7)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

U.S. Bancorp	55

Note 12	Income Taxes
The components of income tax expense were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2022	2021	2022	2021
Federal
Current	$427	$354	$1,052	$1,057

Deferred	(51)	99	(46)	305
Federal income tax	376	453	1,006	1,362
State
Current	150	94	328	297

Deferred	(45)	17	(42)	63

State income tax	105	111	286	360
Total income tax provision	$481	$564	$1,292	$1,722
A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2022	2021	2022	2021
Tax at statutory rate	$482	$546	$1,302	$1,686
State income tax, at statutory rates, net of federal tax benefit	91	108	259	327
Tax effect of
Tax credits and benefits, net of related expenses	(79)	(91)	(231)	(267)
Tax-exempt income	(30)	(28)	(87)	(85)
Other items	17	29	49	61
Applicable income taxes	$481	$564	$1,292	$1,722
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2022, federal tax examinations for all years ending through December 31, 2014 are completed and resolved. The Company’s tax returns for the years ended December 31, 2015 through December 31, 2020 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $4.4 billion at September 30, 2022 and $785 million at December 31, 2021.

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

56	U.S. Bancorp

amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At September 30, 2022, the Company had $163 million
(net-of-tax)
of realized and unrealized
losses
on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $85 million
(net-of-tax)
of realized and unrealized losses at December 31, 2021. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $11 million
(net-of-tax).
All cash flow hedges were highly effective for the three months ended September 30, 2022. There were no derivatives held as cash flow hedges at December 31, 2021.
Net Investment Hedges
 The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative
debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative
debt instruments designated as net investment hedges was $1.1 billion at September 30, 2022, compared with $1.3 billion at December 31, 2021.
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
The following table summarizes the asset and liability management derivative positions of the Company:

	September 30, 2022			December 31, 2021
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$17,400	$—	$—	$12,350	$—	$—
Pay fixed/receive floating swaps	3,820	—	—	16,650	—	—
Cash flow hedges
Interest rate contracts
Receive fixed/pay floating swaps	10,800	—	24	—	—	—
Net investment hedges
Foreign exchange forward contracts	782	25	—	793	—	4
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	7,211	42	160	9,322	10	16
Sell	16,777	341	102	29,348	25	27
Options
Purchased	11,350	357	2	18,570	256	—
Written	9,443	4	127	9,662	52	231
Receive fixed/pay floating swaps	10,570	—	1	9,653	—	—
Pay fixed/receive floating swaps	12,154	—	—	7,033	—	—
Foreign exchange forward contracts	665	9	4	735	2	6
Equity contracts	181	—	14	209	5	—
Other (a)	2,289	13	188	1,792	—	125
Total	$103,442	$791	$622	$116,117	$350	$409

(a)
Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $1.8 billion and $186 million at September 30, 2022, respectively, compared to $1.8 billion and $125 million at December 31, 2021, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $465 million at September 30, 2022, and $8 million at December 31, 2021.

U.S. Bancorp	57

The following table summarizes the customer-related derivative positions of the Company:

	September 30, 2022			December 31, 2021
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts
Receive fixed/pay floating swaps	$225,353	$303	$5,251	$178,701	$2,007	$438
Pay fixed/receive floating swaps	211,261	2,219	131	174,176	134	670
Other (a)	23,258	1	4	16,267	1	2
Options
Purchased	98,660	1,648	—	89,679	194	36
Written	95,636	—	1,640	85,211	36	176
Futures
Buy	736	—	—	3,607	—	—
Sell	2,085	—	—	3,941	—	—
Foreign exchange rate contracts
Forwards, spots and swaps	96,952	3,883	3,874	89,321	1,145	1,143
Options
Purchased	746	54	—	805	19	—
Written	746	—	54	805	—	19
Credit contracts	9,068	2	7	9,331	1	5
Total	$764,501	$8,110	$10,961	$651,844	$3,537	$2,489

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.
The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings
(net-of-tax):

	Three Months Ended September 30				Nine Months Ended September 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2022	2021	2022	2021	2022	2021	2022	2021
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$(173)	$6	$(6)	$(6)	$(100)	$91	$(22)	$(3)
Net investment hedges
Foreign exchange forward contracts	37	17	—	—	63	16	—	—
Non-derivative debt instruments	56	27	—	—	139	61	—	—

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.
The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended September 30				Nine Months Ended September 30
	Interest Income		Interest Expense		Interest Income		Interest Expense
(Dollars in Millions)	2022	2021	2022	2021	2022	2021	2022	2021
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$4,728	$3,409	$901	$238	$11,971	$10,132	$1,536	$761

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	180	45	457	112	511	14	491	185
Hedged items	(179)	(45)	(460)	(113)	(510)	(15)	(495)	(185)
Cash flow hedges
Interest rate contract derivatives	—	—	8	8	—	—	29	4

Note:
The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $8 million and $29 million into earnings during the three and nine months ended September 30, 2022, respectively, as a result of realized cash flows on discontinued cash flow hedges, compared with $13 million and $40 million during the three and nine months ended September 30, 2021, respectively. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.

58	U.S. Bancorp

The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities	$2,902	$16,445	$(937)	$(26)
Long-term debt	16,831	12,278	(116)	585

(a)
The cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale
investment securities and long-term debt was $(406) million and $434 million, respectively, at September 30, 2022, compared with $(6) million and $640 million at December 31, 2021, respectively.

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)		2022	2021	2022	2021
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$142	$101	$439	$432
Purchased and written options	Mortgage banking revenue	(28)	171	(69)	436
Swaps	Mortgage banking revenue	(118)	(39)	(569)	(236)
Foreign exchange forward contracts	Other noninterest income	12	9	13	(1)
Equity contracts	Compensation expense	(1)	1	(4)	6
Other	Other noninterest income	(154)	2	(154)	3
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	26	26	73	78
Purchased and written options	Commercial products revenue	6	(1)	10	(4)
Futures	Commercial products revenue	7	—	31	—
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	40	23	75	69
Purchased and written options	Commercial products revenue	—	1	1	1
Credit contracts	Commercial products revenue	(1)	(1)	21	(3)
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at September 30, 2022, was $2.8 billion. At September 30, 2022, the Company had $2.1 billion of cash posted as collateral against this net liability position.

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

U.S. Bancorp	59

Company’s $867.9 billion total notional amount of derivative positions at September 30, 2022, $441.9 billion related to bilateral over-the-counter
trades, $420.0 billion related to those centrally cleared through clearinghouses and $6.0 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 13 for further discussion of the Company’s derivatives, including collateral arrangements.
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

60	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
September 30, 2022
Repurchase agreements
U.S. Treasury and agencies	$321	$–	$–	$–	$321
Residential agency mortgage-backed securities	849	–	–	–	849
Corporate debt securities	732	–	–	–	732
Total repurchase agreements	1,902	–	–	–	1,902
Securities loaned
Corporate debt securities	188	–	–	–	188
Total securities loaned	188	–	–	–	188
Gross amount of recognized liabilities	$2,090	$–	$–	$–	$2,090
December 31, 2021
Repurchase agreements
U.S. Treasury and agencies	$378	$–	$–	$–	$378
Residential agency mortgage-backed securities	551	–	–	–	551
Corporate debt securities	646	–	–	–	646
Total repurchase agreements	1,575	–	–	–	1,575
Securities loaned
Corporate debt securities	169	–	–	–	169
Total securities loaned	169	–	–	–	169
Gross amount of recognized liabilities	$1,744	$–	$–	$–	$1,744
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
The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

(Dollars in Millions)	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Received (c)
September 30, 2022
Derivative assets (d)	$8,884	$(6,174)	$2,710	$(101)	$(101)	$2,508
Reverse repurchase agreements	396	–	396	(305)	(89)	2
Securities borrowed	1,699	–	1,699	–	(1,642)	57
Total	$10,979	$(6,174)	$4,805	$(406)	$(1,832)	$2,567
December 31, 2021
Derivative assets (d)	$3,830	$(1,609)	$2,221	$(142)	$(106)	$1,973
Reverse repurchase agreements	359	–	359	(249)	(110)	–
Securities borrowed	1,868	–	1,868	–	(1,818)	50
Total	$6,057	$(1,609)	$4,448	$(391)	$(2,034)	$2,023

(a)	Includes $3.5 billion and $528 million of cash collateral related payables that were netted against derivative assets at September 30, 2022 and December 31, 2021, respectively.
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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $17 million and $57 million at September 30, 2022 and December 31, 2021, respectively, of derivative assets not subject to netting arrangements.

U.S. Bancorp	61

(Dollars in Millions)	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Pledged (c)
September 30, 2022
Derivative liabilities (d)	$11,313	$(4,768)	$6,545	$(101)	$–	$6,444
Repurchase agreements	1,902	–	1,902	(305)	(1,595)	2
Securities loaned	188	–	188	–	(185)	3
Total	$13,403	$(4,768)	$8,635	$(406)	$(1,780)	$6,449
December 31, 2021
Derivative liabilities (d)	$2,761	$(1,589)	$1,172	$(142)	$–	$1,030
Repurchase agreements	1,575	–	1,575	(249)	(1,326)	–
Securities loaned	169	–	169	–	(167)	2
Total	$4,505	$(1,589)	$2,916	$(391)	$(1,493)	$1,032

(a)	Includes $2.1 billion and $508 million of cash collateral related receivables that were netted against derivative liabilities at September 30, 2022 and December 31, 2021, respectively.
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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $270 million and $137 million at September 30, 2022 and December 31, 2021, respectively, of derivative liabilities not subject to netting arrangements.

Note 15	Fair Values of Assets and Liabilities
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

62	U.S. Bancorp

Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the nine months ended September 30, 2022 and 2021, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale
 MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net losses of $144 million and $18 million for the three months ended September 30, 2022 and 2021, respectively, and net losses of $442 million and $135 million for the nine months ended September 30, 2022 and 2021, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
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

U.S. Bancorp	63

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
The following table shows the significant valuation assumption ranges for MSRs at September 30, 2022:

	Minimum	Maximum	Weighted- Average (a)
Expected prepayment	5%	11%	7%
Option adjusted spread	5	11	6

(a)	Determined based on the relative fair value of the related mortgage loans serviced.
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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at September 30, 2022:

	Minimum	Maximum	Weighted- Average (a)
Expected loan close rate	19%	100%	84%
Inherent MSR value (basis points per loan)	41	194	112

(a)	Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance.

64	U.S. Bancorp

A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At September 30, 2022, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 234 percent and 1 percent, respectively.
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
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2022
Available-for-sale securities
U.S. Treasury and agencies	$16,737	$4,849	$–	$–	$21,586
Mortgage-backed securities
Residential agency	–	30,657	–	–	30,657
Commercial agency	–	7,091	–	–	7,091
Asset-backed securities	–	25	–	–	25
Obligations of state and political subdivisions	–	9,157	1	–	9,158
Other	–	6	–	–	6
Total available-for-sale	16,737	51,785	1	–	68,523
Mortgage loans held for sale	–	3,483	–	–	3,483
Mortgage servicing rights	–	–	3,869	–	3,869
Derivative assets	–	7,793	1,108	(6,174)	2,727
Other assets	322	1,990	–	–	2,312
Total	$17,059	$65,051	$4,978	$(6,174)	$80,914
Derivative liabilities	$–	$6,599	$4,984	$(4,768)	$6,815
Short-term borrowings and other liabilities (a)	245	1,661	–	–	1,906
Total	$245	$8,260	$4,984	$(4,768)	$8,721
December 31, 2021
Available-for-sale securities
U.S. Treasury and agencies	$30,917	$5,692	$–	$–	$36,609
Mortgage-backed securities
Residential agency	–	77,079	–	–	77,079
Commercial agency	–	8,485	–	–	8,485
Asset-backed securities	–	59	7	–	66
Obligations of state and political subdivisions	–	10,716	1	–	10,717
Other	–	7	–	–	7
Total available-for-sale	30,917	102,038	8	–	132,963
Mortgage loans held for sale	–	6,623	–	–	6,623
Mortgage servicing rights	–	–	2,953	–	2,953
Derivative assets	8	2,490	1,389	(1,609)	2,278
Other assets	278	1,921	–	–	2,199
Total	$31,203	$113,072	$4,350	$(1,609)	$147,016
Derivative liabilities	$–	$2,308	$590	$(1,589)	$1,309
Short-term borrowings and other liabilities (a)	209	1,837	–	–	2,046
Total	$209	$4,145	$590	$(1,589)	$3,355

Note:
Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $78 million and $79 million at September 30, 2022 and December 31, 2021, respectively. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first nine months of 2022 and 2021, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp	65

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2022
Available-for-sale securities
Obligations of state and political subdivisions	$1	$–		$–	$–	$–	$–		$–	$1	$–
Total available-for-sale	1	–		–	–	–	–		–	1	–
Mortgage servicing rights	3,707	27	(a)	–	1	–	134	(c)	–	3,869	27	(a)
Net derivative assets and liabilities	(2,175)	(2,398	) (b)	–	259	(29)	11		456	(3,876)	(1,978	) (d)

2021
Available-for-sale securities
Asset-backed securities	$8	$–		$–	$–	$–	$–		$–	$8	$–
Obligations of state and political subdivisions	1	–		–	–	–	–		–	1	–
Total available-for-sale	9	–		–	–	–	–		–	9	–
Mortgage servicing rights	2,713	(96	) (a)	–	9	–	284	(c)	–	2,910	(96	) (a)
Net derivative assets and liabilities	1,500	(225	) (e)	–	106	(1)	–		(262)	1,118	(203	) (f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $(95) million, $(2.1) billion and $(154) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $(78) million, $(1.7) billion and $(154) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $208 million, $(434) million and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)	Approximately $57 million, $(261) million and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2022
Available-for-sale securities
Asset-backed securities	$7	$–		$(3)	$–	$(4)	$–		$–	$–	$–
Obligations of state and political subdivisions	1	–		–	–	–	–		–	1	–
Total available-for-sale	8	–		(3)	–	(4)	–		–	1	–
Mortgage servicing rights	2,953	435	(a)	–	7	1	473	(c)	–	3,869	435	(a)
Net derivative assets and liabilities	799	(5,759	) (b)	–	351	(30)	11		752	(3,876)	(4,240	) (d)

2021
Available-for-sale securities
Asset-backed securities	$7	$–		$1	$–	$–	$–		$–	$8	$1
Obligations of state and political subdivisions	1	–		–	–	–	–		–	1	–
Total available-for-sale	8	–		1	–	–	–		–	9	1
Mortgage servicing rights	2,210	(233	) (a)	–	36	1	896	(c)	–	2,910	(233	) (a)
Net derivative assets and liabilities	2,326	(604	) (e)	–	166	(2)	–		(768)	1,118	(761	) (f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $(198) million, $(5.4) billion and $(154) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $(78) million, $(4.0) billion and $(154) m illion included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $544 million, $(1.2) billion and $2 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)	Approximately $57 million, $(820) million and $2 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
The Company is also required periodically to measure certain other financial assets at fair value on a nonrecurring basis.
These
measurements
of
fair value usually result from the application of
lower-of-cost-or-fair
value accounting or write-downs of individual assets.

66	U.S. Bancorp

The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	September 30, 2022				December 31, 2021
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Loans (a)	$–	$–	$80	$80	$–	$–	$59	$59

Other assets (b)	–	–	30	30	–	–	77	77

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2022	2021	2022	2021

Loans (a)	$2	$15	$35	$58

Other assets (b)	1	1	12	7

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.
Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	September 30, 2022			December 31, 2021
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$3,483	$3,584	$(101)	$6,623	$6,453	$170
Nonaccrual loans	1	1	–	1	1	–
Loans 90 days or more past due	1	1	–	2	2	–
Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of September 30, 2022 and December 31, 2021. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.

U.S. Bancorp	67

The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2022					December 31, 2021
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$41,652	$41,652	$–	$–	$41,652	$28,905	$28,905	$–	$–	$28,905
Federal funds sold and securities purchased under resale agreements	440	–	440	–	440	359	–	359	–	359
Investment securities held-to-maturity	85,574	1,288	72,840	–	74,128	41,858	–	41,812	–	$41,812
Loans held for sale (a)	164	–	–	164	164	1,152	–	–	1,152	1,152
Loans	336,691	–	–	326,896	326,896	306,304	–	–	312,724	312,724
Other (b)	2,199	–	1,491	708	2,199	1,521	–	630	891	1,521
Financial Liabilities
Time deposits	42,459	–	41,643	–	41,643	22,665	–	22,644	–	22,644
Short-term borrowings (c)	23,160	–	22,662	–	22,662	9,750	–	9,646	–	9,646
Long-term debt	32,228	–	30,624	–	30,624	32,125	–	32,547	–	32,547
Other (d)	4,219	–	1,132	3,087	4,219	3,862	–	1,170	2,692	3,862

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Includes investments in Federal Reserve Bank and Federal Home Loan Bank stock and tax-advantaged investments.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.
(d)	Includes operating lease liabilities and liabilities related to tax-advantaged investments.
The fair value of unfunded commitments, deferred
non-yield
related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield
related loan fees and standby letters of credit was $499 million and $495 million at September 30, 2022 and December 31, 2021, respectively. The carrying value of other guarantees was $233 million and $245 million at September 30, 2022 and December 31, 2021, respectively.

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

68	U.S. Bancorp

Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2022:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$53	$9,974
Third party borrowing arrangements	—	—	10
Securities lending indemnifications	6,869	—	6,625
Asset sales	—	89	7,616	(a)
Merchant processing	727	123	139,808
Tender option bond program guarantee	1,418	—	1,497
Other	—	21	2,081

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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2022, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $9.3 billion. The Company held collateral of $536 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At September 30, 2022, the liability was $105 million primarily related to these airline processing arrangements.
Asset Sales
The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At September 30, 2022, the Company had reserved $13 million for potential losses from representation and warranty obligations, compared with $18 million at December 31, 2021. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of September 30, 2022 and December 31, 2021, the Company had $39 million and $19 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.

U.S. Bancorp	69

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
Residential Mortgage-Backed Securities Litigation
Starting in 2011, the Company and other large financial institutions have been sued in their capacity as trustee for residential mortgage–backed securities trusts. In the lawsuits brought against the Company, the investors and a monoline insurer allege that the Company’s banking subsidiary, U.S. Bank National Association (“U.S. Bank”), as trustee caused them to incur substantial losses by failing to enforce loan repurchase obligations and failing to abide by appropriate standards of care after events of default allegedly occurred. The plaintiffs in these matters seek monetary damages in unspecified amounts and most also seek equitable relief.
Regulatory Matters
The Company is continually subject to examinations, inquiries and investigations in areas of heightened regulatory scrutiny, such as compliance, risk management, third-party risk management and consumer protection. For example, the Consumer Financial Protection Bureau is investigating the Company’s administration of unemployment insurance benefit prepaid debit cards during the pandemic timeframe. The Company is cooperating fully with all pending examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).
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
non-profit
and public sector clients.
Consumer and Business Banking
Consumer and Business Banking comprises consumer banking, small business banking and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, on-line
services, direct mail, ATM processing, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners.

70	U.S. Bancorp

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

U.S. Bancorp	71

Business segment results for the three months ended September 30 were as follows:

	Corporate and Commercial Banking				Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2022		2021		2022	2021	2022		2021
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$934		$701		$1,726	$1,558	$477		$236
Noninterest income	256		254		336	714	652		558
Total net revenue	1,190		955		2,062	2,272	1,129		794
Nointerest expense	452		435		1,399	1,412	592		520
Income (loss) before provision and income taxes	738		520		663	860	537		274
Provision for credit losses	68		12		40	(27)	3		2
Income (loss) before income taxes	670		508		623	887	534		272
Income taxes and taxable-equivalent adjustment	168		127		156	222	134		68
Net income (loss)	502		381		467	665	400		204
Net (income) loss attributable to noncontrolling interests	—		—		—	—	—		—
Net income (loss) attributable to U.S. Bancorp	$502		$381		$467	$665	$400		$204

Average Balance Sheet
Loans	$131,614		$102,800		$142,986	$140,468	$22,871		$18,452
Other earning assets	4,506		4,722		3,043	7,645	249		225
Goodwill	1,912		1,650		3,241	3,506	1,700		1,618
Other intangible assets	3		5		3,726	2,755	311		80
Assets	147,671		115,033		158,439	160,515	26,439		21,633

Noninterest-bearing deposits	53,388		63,565		31,083	33,401	23,852		24,542
Interest-bearing deposits	100,433		69,304		166,196	159,475	73,229		72,255
Total deposits	153,821		132,869		197,279	192,876	97,081		96,797

Total U.S. Bancorp shareholders’ equity	14,609		13,766		12,466	12,247	3,726		3,171

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2022		2021		2022	2021	2022		2021
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$627		$616		$93	$86	$3,857		$3,197
Noninterest income	995	(a)	946	(a)	230	221	2,469	(b)	2,693	(b)
Total net revenue	1,622		1,562		323	307	6,326	(c)	5,890	(c)
Noninterest expense	897		862		297	200	3,637		3,429
Income (loss) before provision and income taxes	725		700		26	107	2,689		2,461
Provision for credit losses	285		166		(34)	(316)	362		(163)
Income (loss) before income taxes	440		534		60	423	2,327		2,624
Income taxes and taxable-equivalent adjustment	110		134		(57)	39	511		590
Net income (loss)	330		400		117	384	1,816		2,034
Net (income) loss attributable to noncontrolling interests	—		—		(4)	(6)	(4)		(6)
Net income (loss) attributable to U.S. Bancorp	$330		$400		$113	$378	$1,812		$2,028

Average Balance Sheet
Loans	$35,819		$31,378		$3,488	$3,641	$336,778		$296,739
Other earning assets	392		5		196,698	193,989	204,888		206,586
Goodwill	3,292		3,168		—	—	10,145		9,942
Other intangible assets	405		495		—	—	4,445		3,335
Assets	42,090		37,170		214,125	219,095	588,764		553,446

Noninterest-bearing deposits	3,312		4,913		2,409	2,597	114,044		129,018
Interest-bearing deposits	171		150		2,696	1,285	342,725		302,469
Total deposits	3,483		5,063		5,105	3,882	456,769		431,487

Total U.S. Bancorp shareholders’ equity	8,257		7,561		10,762	17,528	49,820		54,273

(a)	Presented net of related rewards and rebate costs and certain partner payments of $754 million and $652 million for the three months ended September 30, 2022 and 2021, respectively.
(b)	Includes revenue generated from certain contracts with customers of $2.1 billion and $2.0 billion for the three months ended September 30, 2022 and 2021, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangments, the Company recorded $190 million and $220 million of revenue for the three months ended September 30, 2022 and 2021, respectively, primarily consisting of interest income on sales-type and direct financing leases.

72	U.S. Bancorp

Business segment results for the nine months ended September 30 were as follows:

	Corporate and Commercial Banking				Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2022		2021		2022	2021	2022		2021
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$2,475		$2,158		$4,835	$4,580	$1,107		$752
Noninterest income	774		788		1,191	1,915	1,900		1,639
Total net revenue	3,249		2,946		6,026	6,495	3,007		2,391
Nointerest expense	1,352		1,305		4,215	4,129	1,768		1,539
Income (loss) before provision and income taxes	1,897		1,641		1,811	2,366	1,239		852
Provision for credit losses	172		(32)		12	(136)	7		2
Income (loss) before income taxes	1,725		1,673		1,799	2,502	1,232		850
Income taxes and taxable-equivalent adjustment	432		419		450	626	309		213
Net income (loss)	1,293		1,254		1,349	1,876	923		637
Net (income) loss attributable to noncontrolling interests	—		—		—	—	—		—
Net income (loss) attributable to U.S. Bancorp	$1,293		$1,254		$1,349	$1,876	$923		$637

Average Balance Sheet
Loans	$123,644		$102,427		$141,637	$140,914	$21,972		$17,582
Other earning assets	4,447		4,485		3,330	8,606	253		247
Goodwill	1,912		1,648		3,248	3,487	1,726		1,618
Other intangible assets	4		5		3,514	2,693	292		69
Assets	137,874		114,525		157,311	162,013	25,563		20,743

Noninterest-bearing deposits	58,517		60,648		30,990	32,857	25,437		23,096
Interest-bearing deposits	93,762		70,406		166,806	156,052	71,852		76,464
Total deposits	152,279		131,054		197,796	188,909	97,289		99,560

Total U.S. Bancorp shareholders’ equity	14,114		13,984		12,361	12,352	3,647		3,099

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2022		2021		2022	2021	2022		2021
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,868		$1,840		$236	$120	$10,521		$9,450
Noninterest income	2,847	(a)	2,644	(a)	701	707	7,413	(b)	7,693	(b)
Total net revenue	4,715		4,484		937	827	17,934	(c)	17,143	(c)
Noninterest expense	2,626		2,488		902	734	10,863		10,195
Income (loss) before provision and income taxes	2,089		1,996		35	93	7,071		6,948
Provision for credit losses	636		216		(42)	(1,210)	785		(1,160)
Income (loss) before income taxes	1,453		1,780		77	1,303	6,286		8,108
Income taxes and taxable-equivalent adjustment	364		446		(177)	97	1,378		1,801
Net income (loss)	1,089		1,334		254	1,206	4,908		6,307
Net (income) loss attributable to noncontrolling interests	—		—		(8)	(17)	(8)		(17)
Net income (loss) attributable to U.S. Bancorp	$1,089		$1,334		$246	$1,189	$4,900		$6,290

Average Balance Sheet
Loans	$33,820		$30,353		$3,658	$3,738	$324,731		$295,014
Other earning assets	810		5		202,560	192,259	211,400		205,602
Goodwill	3,312		3,172		—	—	10,198		9,925
Other intangible assets	435		518		—	—	4,245		3,285
Assets	40,573		35,966		220,746	217,952	582,067		551,199

Noninterest-bearing deposits	3,459		5,068		2,490	2,593	120,893		124,262
Interest-bearing deposits	166		141		2,350	1,714	334,936		304,777
Total deposits	3,625		5,209		4,840	4,307	455,829		429,039

Total U.S. Bancorp shareholders’ equity	8,131		7,543		12,551	16,349	50,804		53,327

(a)	Presented net of related rewards and rebate costs and certain partner payments of $2.2 billion and $1.8 billion for the nine months ended September 30, 2022 and 2021, respectively.
(b)	Includes revenue generated from certain contracts with customers of $6.0 billion and $5.6 billion for the nine months ended September 30, 2022 and 2021, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangments, the Company recorded $582 million and $686 million of revenue for the nine months ended September 30, 2022 and 2021, respectively, primarily consisting of interest income on sales-type and direct financing leases.

U.S. Bancorp	73

Note 18	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to September 30, 2022 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

74	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30
		2022			2021
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$164,851	$888	2.15%	$151,755	$624	1.64%	8.6%
Loans held for sale	3,499	49	5.61	7,438	54	2.92	(53.0)
Loans (b)
Commercial	128,519	1,230	3.80	101,832	711	2.77	26.2
Commercial real estate	40,010	428	4.25	38,921	303	3.09	2.8
Residential mortgages	84,018	687	3.27	74,104	604	3.25	13.4
Credit card	24,105	676	11.13	21,905	569	10.30	10.0
Other retail	60,126	592	3.91	59,977	532	3.52	.2
Total loans	336,778	3,613	4.26	296,739	2,719	3.64	13.5
Interest-bearing deposits with banks	29,130	151	2.05	40,710	12	.12	(28.4)
Other earning assets	7,408	58	3.16	6,683	26	1.50	10.8
Total earning assets	541,666	4,759	3.50	503,325	3,435	2.72	7.6
Allowance for loan losses	(5,885)			(5,972)			1.5
Unrealized gain (loss) on investment securities	(6,862)			1,231			*
Other assets	59,845			54,862			9.1
Total assets	$588,764			$553,446			6.4
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$114,044			$129,018			(11.6)%
Interest-bearing deposits
Interest checking	113,364	54	.19	103,036	5	.02	10.0
Money market savings	125,389	350	1.11	112,543	50	.17	11.4
Savings accounts	67,782	2	.01	63,387	2	.01	6.9
Time deposits	36,190	128	1.41	23,503	21	.35	54.0
Total interest-bearing deposits	342,725	534	.62	302,469	78	.10	13.3
Short-term borrowings
Federal funds purchased	442	2	2.01	1,198	—	.13	(63.1)
Securities sold under agreements to repurchase	2,130	7	1.25	1,877	1	.10	13.5
Commercial paper	7,301	18	.99	8,008	—	.01	(8.8)
Other short-term borrowings	19,161	143	2.96	3,605	17	1.86	*
Total short- term borrowings	29,034	170	2.33	14,688	18	.49	97.7
Long-term debt	31,814	198	2.47	35,972	142	1.57	(11.6)
Total interest-bearing liabilities	403,573	902	.89	353,129	238	.27	14.3
Other liabilities	20,863			16,391			27.3
Shareholders’ equity
Preferred equity	6,808			5,968			14.1
Common equity	43,012			48,305			(11.0)
Total U.S. Bancorp shareholders’ equity	49,820			54,273			(8.2)
Noncontrolling interests	464			635			(26.9)
Total equity	50,284			54,908			(8.4)
Total liabilities and equity	$588,764			$553,446			6.4
Net interest income		$3,857			$3,197
Gross interest margin			2.61%			2.45%
Gross interest margin without taxable-equivalent increments			2.59%			2.43%
Percent of Earning Assets
Interest income			3.50%			2.72%
Interest expense			.67			.19
Net interest margin			2.83%			2.53%
Net interest margin without taxable-equivalent increments			2.81%			2.51%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	75

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30
		2022			2021
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$170,267	$2,449	1.92%	$152,653	$1,793	1.57%	11.5%
Loans held for sale	4,214	163	5.17	8,422	176	2.79	(50.0)
Loans (b)
Commercial	120,723	2,653	2.94	102,298	2,060	2.69	18.0
Commercial real estate	39,541	1,053	3.56	38,757	914	3.15	2.0
Residential mortgages	80,589	1,937	3.21	74,215	1,870	3.36	8.6
Credit card	22,907	1,827	10.66	21,391	1,701	10.63	7.1
Other retail	60,971	1,629	3.57	58,353	1,594	3.65	4.5
Total loans	324,731	9,099	3.74	295,014	8,139	3.69	10.1
Interest-bearing deposits with banks	30,030	222	.99	37,947	27	.09	(20.9)
Other earning assets	6,889	125	2.43	6,580	76	1.55	4.7
Total earning assets	536,131	12,058	3.00	500,616	10,211	2.72	7.1
Allowance for loan losses	(5,766)			(6,513)			11.5
Unrealized gain (loss) on investment securities	(6,229)			1,304			*
Other assets	57,931			55,792			3.8
Total assets	$582,067			$551,199			5.6
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$120,893			$124,262			(2.7)%
Interest-bearing deposits
Interest checking	115,095	83	.10	101,280	18	.02	13.6
Money market savings	122,943	523	.57	116,968	150	.17	5.1
Savings accounts	67,632	6	.01	61,462	5	.01	10.0
Time deposits	29,266	179	.82	25,067	72	.38	16.8
Total interest-bearing deposits	334,936	791	.32	304,777	245	.11	9.9
Short-term borrowings
Federal funds purchased	770	4	.65	1,623	1	.10	(52.6)
Securities sold under agreements to repurchase	2,035	10	.62	1,737	2	.13	17.2
Commercial paper	6,691	22	.44	6,894	—	.01	(2.9)
Other short-term borrowings	14,329	213	1.99	4,504	49	1.45	*
Total short- term borrowings	23,825	249	1.40	14,758	52	.47	61.4
Long-term debt	32,055	498	2.07	37,196	464	1.67	(13.8)
Total interest-bearing liabilities	390,816	1,538	.53	356,731	761	.28	9.6
Other liabilities	19,088			16,247			17.5
Shareholders’ equity
Preferred equity	6,746			6,049			11.5
Common equity	44,058			47,278			(6.8)
Total U.S. Bancorp shareholders’ equity	50,804			53,327			(4.7)
Noncontrolling interests	466			632			(26.3)
Total equity	51,270			53,959			(5.0)
Total liabilities and equity	$582,067			$551,199			5.6
Net interest income		$10,520			$9,450
Gross interest margin			2.47%			2.44%
Gross interest margin without taxable-equivalent increments			2.45%			2.42%
Percent of Earning Assets
Interest income			3.00%			2.72%
Interest expense			.38			.20
Net interest margin			2.62%			2.52%
Net interest margin without taxable-equivalent increments			2.60%			2.50%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

76	U.S. Bancorp

Part II — Other Information
Item 1. Legal Proceedings
— See the information set forth in “Litigation and Regulatory Matters” in Note 16 in the Notes to Consolidated Financial Statements on page 70 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors
— There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, for discussion of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
— See the information set forth in the “Capital Management” section on page 27 of this Report for information regarding shares repurchased by the Company during the third quarter of 2022, which is incorporated herein by reference.
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
10-Q
for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

U.S. Bancorp	77

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ L ISA R. S TARK

Dated: November 1, 2022		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

78	U.S. Bancorp

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

/s/ A NDREW C ECERE
Andrew Cecere
Chief Executive Officer
Dated: November 1, 2022

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
Dated: November 1, 2022

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

(1)
The Quarterly Report on Form
10-Q
for the quarter ended September 30, 2022 (the “Form
10-Q”)
of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ A NDREW C ECERE	/s/ T ERRANCE R. D OLAN
Andrew Cecere Chief Executive Officer Dated: November 1, 2022	Terrance R. Dolan Chief Financial Officer

U.S. Bancorp	81

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
Investor Relations Contact
George Andersen
Senior Vice President, Investor Relations
george.andersen@usbank.com
Phone: 612-303-4288 or 866-775-9668
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