Form 10-Q
period 2023-03-31
US BANCORP \DE\
filed 2023-05-08
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2023
Common Stock, $0.01 Par Value	1,532,920,691 shares

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

•
Turmoil and volatility in the financial services industry, including failures or rumors of failures of other depository institutions, which could affect the ability of depository institutions, including U.S. Bank National Association and MUFG Union Bank, N.A. (“MUB”), to attract and retain depositors, and could affect the ability of financial services providers, including U.S. Bancorp, to borrow or raise capital;

•	Increases in Federal Deposit Insurance Corporation (“FDIC”) assessments due to bank failures;

•	Actions taken by governmental agencies to stabilize the financial system and the effectiveness of such actions;

•	Changes to regulatory capital, liquidity and resolution-related requirements applicable to large banking organizations in response to recent developments affecting the banking sector;

•
Changes to statutes, regulations, or regulatory policies or practices, including capital and liquidity requirements, and the enforcement and interpretation of such laws and regulations, and U.S. Bancorp’s ability to address or satisfy those requirements and other requirements or conditions imposed by regulatory entities;

•	Changes in interest rates;

•	Increases in unemployment rates;

U.S. Bancorp	1

•	Deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans;

•	Risks related to originating and selling mortgages, including repurchase and indemnity demands, and related to U.S. Bancorp’s role as a loan servicer;

•	Impacts of current, pending or future litigation and governmental proceedings;

•	Increased competition from both banks and non-banks;

•	Effects of climate change and related physical and transition risks;

•	Changes in customer behavior and preferences and the ability to implement technological changes to respond to customer needs and meet competitive demands;

•	Breaches in data security;

•	Failures or disruptions in or breaches of U.S. Bancorp’s operational, technology or security systems or infrastructure, or those of third parties;

•	Failures to safeguard personal information;

•	Impacts of pandemics, including the COVID-19 pandemic, natural disasters, terrorist activities, civil unrest, international hostilities and geopolitical events;

•	Impacts of supply chain disruptions, rising inflation, slower growth or a recession;

•	Failure to execute on strategic or operational plans;

•	Effects of mergers and acquisitions and related integration;

•	Effects of critical accounting policies and judgments;

•	Effects of changes in or interpretations of tax laws and regulations;

•	Management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputation risk; and

•
The risks and uncertainties more fully discussed in the section entitled “Risk Factors” of U.S. Bancorp’s Form 10-K for the year ended December 31, 2022, and subsequent filings with the Securities and Exchange Commission.

In addition, U.S. Bancorp’s acquisition of MUB presents risks and uncertainties, including, among others: the risk that the cost savings, any revenue synergies and other anticipated benefits of the acquisition may not be realized or may take longer than anticipated to be realized; and the possibility that the combination of MUB with U.S. Bancorp, including the integration of MUB, may be more costly or difficult to complete than anticipated or have unanticipated adverse results.
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

2	U.S. Bancorp

Table 1	Selected Financial Data

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2023	2022	Percent Change
Condensed Income Statement
Net interest income	$4,634	$3,173	46.0%
Taxable-equivalent adjustment (a)	34	27	25.9
Net interest income (taxable-equivalent basis) (b)	4,668	3,200	45.9
Noninterest income	2,507	2,396	4.6
Total net revenue	7,175	5,596	28.2
Noninterest expense	4,555	3,502	30.1
Provision for credit losses	427	112	*
Income before taxes	2,193	1,982	10.6
Income taxes and taxable-equivalent adjustment	489	424	15.3
Net income	1,704	1,558	9.4
Net (income) loss attributable to noncontrolling interests	(6)	(1)	*
Net income attributable to U.S. Bancorp	$1,698	$1,557	9.1
Net income applicable to U.S. Bancorp common shareholders	$1,592	$1,466	8.6
Per Common Share
Earnings per share	$1.04	$.99	5.1%
Diluted earnings per share	1.04	.99	5.1
Dividends declared per share	.48	.46	4.3
Book value per share (c)	30.12	29.87	.8
Market value per share	36.05	53.15	(32.2)
Average common shares outstanding	1,532	1,485	3.2
Average diluted common shares outstanding	1,532	1,486	3.1
Financial Ratios
Return on average assets	1.03%	1.09%
Return on average common equity	14.1	12.7
Net interest margin (taxable-equivalent basis) (a)	3.10	2.44
Efficiency ratio (b)	63.2	62.8
Net charge-offs as a percent of average loans outstanding	.39	.21
Average Balances
Loans	$386,750	$312,966	23.6%
Loans held for sale	2,461	5,479	(55.1)
Investment securities (d)	166,125	174,762	(4.9)
Earning assets	607,614	529,837	14.7
Assets	665,447	577,402	15.2
Noninterest-bearing deposits	129,741	127,963	1.4
Deposits	510,324	454,176	12.4
Short-term borrowings	36,467	19,038	91.5
Long-term debt	41,024	32,972	24.4
Total U.S. Bancorp shareholders’ equity	52,667	53,466	(1.5)

	March 31, 2023	December 31, 2022
Period End Balances
Loans	$387,866	$388,213	(.1)%
Investment securities	153,953	161,650	(4.8)
Assets	682,377	674,805	1.1
Deposits	505,339	524,976	(3.7)
Long-term debt	42,045	39,829	5.6
Total U.S. Bancorp shareholders’ equity	52,989	50,766	4.4
Asset Quality
Nonperforming assets	$1,181	$1,016	10.2%
Allowance for credit losses	7,523	7,404	1.6
Allowance for credit losses as a percentage of period-end loans	1.94%	1.91%
Capital Ratios
Common equity tier 1 capital	8.5%	8.4%
Tier 1 capital	10.0	9.8
Total risk-based capital	12.1	11.9
Leverage	7.5	7.9
Total leverage exposure	6.1	6.4
Tangible common equity to tangible assets (b)	4.8	4.5
Tangible common equity to risk-weighted assets (b)	6.5	6.0
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (b)	8.3	8.1

*	Not meaningful
(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 31.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)
Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.

U.S. Bancorp	3

Management’s Discussion and Analysis

OVERVIEW
Earnings Summary
U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.7 billion for the first quarter of 2023, or $1.04 per diluted common share, compared with $1.6 billion, or $0.99 per diluted common share, for the first quarter of 2022. Return on average assets and return on average common equity were 1.03 percent and 14.1 percent, respectively, for the first quarter of 2023, compared with 1.09 percent and 12.7 percent, respectively, for the first quarter of 2022. The results for the first quarter of 2023 included the impact of $244 million ($183 million net-of-tax) of merger and integration-related charges associated with the acquisition of MUFG Union Bank, N.A. (“MUB”), which decreased diluted earnings per common share by $0.12.
Total net revenue for the first quarter of 2023 was $1.6 billion (28.2 percent) higher than the first quarter of 2022, reflecting a 46.0 percent increase in net interest income (45.9 percent on a taxable-equivalent basis) and a 4.6 percent increase in noninterest income. The increase in net interest income from the first quarter of 2022 was due to the impact of rising interest rates on earning assets and the impacts of the MUB acquisition. The increase in noninterest income reflected higher payment services revenue, trust and investment management fees, and commercial products revenue, partially offset by lower mortgage banking revenue and losses on securities.
Noninterest expense in the first quarter of 2023 was $1.1 billion (30.1 percent) higher than the first quarter of 2022, reflecting merger and integration charges and operating expenses related to the MUB acquisition, including core deposit intangible amortization expense, as well as increases in legacy compensation and employee benefits expense to support business growth.
The provision for credit losses for the first quarter of 2023 of $427 million was $315 million higher than the first quarter of 2022, driven by the acquisition of MUB, normalizing credit losses and continued economic uncertainty. Net charge-offs in the first quarter of 2023 were $373 million, compared with $162 million in the first quarter of 2022. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Recent Industry Events
Disruption in the banking industry in early March of 2023 resulted in significant deposit run-off at certain banking institutions and reinforced the importance of maintaining a well-diversified business with an appropriate risk profile. The Company’s resilient and diversified deposit base, ample liquidity levels and strong credit quality, supported by disciplined underwriting standards, are all aspects of the Company’s approach to strong risk management. Key highlights included:
•	From the beginning of the industry disruption on March 8, 2023, through the end of the first quarter, total deposit balances were relatively stable, decreasing only 0.6 percent.
•
Subsequent to March 31, 2023 and through April 30, 2023, total deposit balances decreased approximately $17 billion, of which $10 billion was related to seasonal corporate trust fluctuations, and $3 billion was related to transitional MUB deposits.

•
At March 31, 2023, the Company’s percent of insured deposits to total deposits was approximately 51 percent, with approximately 80 percent of uninsured deposits comprised of operational wholesale trust and retail deposits, which tend to be more stable as customers are contractually bound or tied to treasury management services and trust activities provided to corporate and institutional clients.

•	At March 31, 2023, the Company’s total available liquidity was approximately $315 billion, representing approximately 126 percent of uninsured deposits.
•
Over the last five quarters, and well ahead of the recent banking industry disruption, the Company reduced its investment securities portfolio from approximately 30 percent to 25 percent of total assets, while increasing cash levels.

MUFG Union Bank Acquisition
 On December 1, 2022, the Company acquired MUB’s core regional banking franchise from Mitsubishi UFJ Financial Group, Inc. Pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of common stock of MUB for a purchase price consisting of $5.5 billion in cash and approximately 44 million shares of the Company’s common stock. The Company also received additional MUB cash of $3.5 billion upon completion of the acquisition. The additional cash received is held at the MUB subsidiary and required to be repaid to Mitsubishi UFJ Financial

4	U.S. Bancorp

Group, Inc. on or prior to the fifth anniversary date of the completion of the purchase. As such, it is recognized as debt at the parent company. The transaction excluded the purchase of substantially all of MUB’s Global Corporate & Investment Bank (other than certain deposits), certain middle and back-office functions, and other assets. MUB operates approximately 300 branches in California, Washington and Oregon. The Company’s first quarter of 2023 results reflect the full benefit of the acquisition into the reported results. As of the date of acquisition, MUB is a wholly-owned subsidiary of the Company and an affiliate of U.S. Bank National Association (“USBNA”), the Company’s primary banking subsidiary. The Company expects to merge MUB into USBNA in connection with the conversion of MUB customers and systems to the USBNA platform over Memorial Day weekend in 2023.
STATEMENT OF INCOME ANALYSIS
Net Interest Income
Net interest income, on a taxable-equivalent basis, was $4.7 billion in the first quarter of 2023, representing an increase of $1.5 billion (45.9 percent) compared with the first quarter of 2022. The increase was primarily due to the impact of rising interest rates on earning assets and the acquisition of MUB. Average earning assets were $77.8 billion (14.7 percent) higher than the first quarter of 2022, reflecting increases in loans and interest-bearing deposits with banks, partially offset by a decrease in investment securities. The net interest margin, on a taxable-equivalent basis, in the first quarter of 2023 was 3.10 percent, compared with 2.44 percent in the first quarter of 2022. The increase in net interest margin from the first quarter of 2022 was primarily due to the impact of higher rates on earning assets and the acquisition of MUB. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average total loans in the first quarter of 2023 were $73.8 billion (23.6 percent) higher than the first quarter of 2022. The increase was driven by growth in the Company’s legacy loan portfolio as well as $52.8 billion in average loan balances from the MUB acquisition. Increases in residential mortgages (50.1 percent), commercial loans (21.7 percent), commercial real estate loans (42.2 percent) and credit card loans (17.1 percent) were partially offset by lower other retail loans (13.2 percent). The increase in residential mortgages was driven by the impact related to the MUB acquisition, along with on-balance sheet loan activities and slower refinancing activity. The increase in commercial loans was due to higher utilization driven by working capital needs of corporate customers, slower payoffs given higher volatility in the capital markets, as well as core growth and the impact related to the MUB acquisition. The increase in commercial real estate loans was driven by the impact of the MUB acquisition, while the increase in credit cards loans was primarily driven by higher spend volumes, account growth and lower payment rates. The decrease in other retail loans was driven by lower auto and installment loans and lower retail leasing balances, partially offset by higher home equity and second mortgages.
Average investment securities in the first quarter of 2023 were $8.6 billion (4.9 percent) lower than the first quarter of 2022, driven by balance sheet repositioning and liquidity management in connection with the acquisition of MUB. The decrease from the first quarter of 2022 reflected sales of investments securities, partially offset by the impact of acquired MUB investment securities.
Average total deposits for the first quarter of 2023 were $56.1 billion (12.4 percent) higher than the first quarter of 2022. Average total savings deposits for the first quarter of 2023 were $43.5 billion (14.4 percent) higher than the first quarter of 2022, driven by the acquisition of MUB and increases in Corporate and Commercial Banking, and Wealth Management and Investment Services balances, partially offset by a decrease in Consumer and Business Banking balances. Average time deposits were $10.9 billion (44.1 percent) higher than the prior year, mainly due to the acquisition of MUB and an increase in Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Average noninterest-bearing deposits were $1.8 billion (1.4 percent) higher than the prior year, driven by the impact of the MUB acquisition, partially offset by a decrease across all legacy business lines.
Provision for Credit Losses
The provision for credit losses was $427 million in the first quarter of 2023, compared with $112 million in the first quarter of 2022. The increase of $315 million was driven by the acquisition of MUB, normalizing credit losses and continued economic uncertainty. Net charge-offs increased $211 million in the first quarter of 2023, compared with the first quarter of 2022, reflecting $91 million of charge-offs related to the uncollectible amount of acquired loans, which were considered purchased credit deteriorated as of the date of the MUB acquisition, as well as higher charge-offs in most loan categories consistent with normalizing credit conditions. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge- offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U.S. Bancorp	5

Table 2	Noninterest Income

	Three Months Ended March 31
(Dollars in Millions)	2023	2022	Percent Change
Card revenue	$360	$338	6.5%
Corporate payment products revenue	189	158	19.6
Merchant processing services	387	363	6.6
Trust and investment management fees	590	500	18.0
Service charges	324	333	(2.7)
Commercial products revenue	334	266	25.6
Mortgage banking revenue	128	200	(36.0)
Investment products fees	68	62	9.7
Securities gains (losses), net	(32)	18	*
Other	159	158	.6
Total noninterest income	$2,507	$2,396	4.6%

*	Not meaningful

Noninterest Income
Noninterest income was $2.5 billion in the first quarter of 2023, representing an increase of $111 million (4.6 percent) compared with the first quarter of 2022. The increase over the prior year reflected stronger trust and investment management fees, payment services revenue and commercial products revenue, partially offset by lower mortgage banking revenue and losses on the sale of securities. Trust and investment management fees increased $90 million (18.0 percent) driven by lower money market fee waivers and core business growth, partially offset by unfavorable market conditions. Payment services revenue increased $77 million (9.0 percent), as card revenue increased $22 million (6.5 percent) driven by higher sales volume and the acquisition of MUB, corporate payment products revenue increased $31 million (19.6 percent) due to higher business spending across all product groups and merchant processing services revenue increased $24 million (6.6 percent) driven by higher sales volume and merchant fees. Commercial products revenue increased $68 million (25.6 percent) driven by higher trading revenue and the acquisition of MUB. Mortgage banking revenue decreased $72 million (36.0 percent) reflecting lower application volume, given declining refinancing activities experienced in the mortgage industry, lower related gain on sale margins and fewer sales of performing loans, partially offset by increases in mortgage servicing rights (“MSRs”) valuations, net of hedging activities.
Noninterest Expense
Noninterest expense was $4.6 billion in the first quarter 2023, representing an increase of $1.1 billion (30.1 percent) over the first quarter of 2022. The increase from the prior year reflected the impact of $244 million of merger and integration charges, as well as operating expenses related to the MUB acquisition, higher compensation and employee benefits expense, higher other intangibles expense and higher other noninterest expense. Compensation and employee benefits expense increased $397 million (17.7 percent) primarily due to MUB expense as well as merit increases and hiring to support business growth and lower capitalized loan costs driven by lower mortgage production, partially offset by lower performance-based incentives. Other intangibles expense increased $113 million driven by the core deposit intangible created as a result of the MUB acquisition. Other noninterest expense increased $103 million (32.0 percent) due to lower prior year accruals related to future delivery exposures for merchant and airline processing and other liabilities, higher Federal Deposit Insurance Corporation (“FDIC”) insurance expense driven by an increase in the assessment base and rate, and MUB expense. Although the timing is unknown, the Company expects that FDIC insurance assessments in future periods may be elevated due to recent failures by other banking institutions.
Income Tax Expense
The provision for income taxes was $455 million (an effective rate of 21.1 percent) for the first quarter of 2023, compared with $397 million (an effective rate of 20.3 percent) for the first quarter of 2022. For further information on income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.

6	U.S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended March 31
(Dollars in Millions)	2023	2022	Percent Change
Compensation and employee benefits	$2,646	$2,249	17.7%
Net occupancy and equipment	321	269	19.3
Professional services	134	114	17.5
Marketing and business development	122	80	52.5
Technology and communications	503	421	19.5
Other intangibles	160	47	*
Other	425	322	32.0
Total before merger and integration charges	4,311	3,502	23.1
Merger and integration charges	244	—	*
Total noninterest expense	$4,555	$3,502	30.1%
Efficiency ratio (a)	63.2%	62.8%

*	Not meaningful
(a)	See Non-GAAP Financial Measures beginning on page 31.

BALANCE SHEET ANALYSIS
Loans
The Company’s loan portfolio was $387.9 billion at March 31, 2023, compared with $388.2 billion at December 31, 2022, a decrease of $347 million (0.1 percent). The decrease was driven by lower other retail loans, credit card loans and commercial real estate loans, partially offset by higher commercial loans and residential mortgages.
Other retail loans decreased $2.0 billion (3.6 percent) at March 31, 2023, compared with December 31, 2022, primarily due to decreases in auto loans, retail leasing balances, revolving credit balances and installment loans.
Credit card loans decreased $806 million (3.1 percent) at March 31, 2023, compared with December 31, 2022, primarily the result of customers seasonally paying down balances.
Commercial real estate loans decreased $329 million (0.6 percent) at March 31, 2023, compared with December 31, 2022, due to payoffs exceeding a reduced level of new originations.
Commercial loans increased $1.6 billion (1.2 percent) at March 31, 2023, compared with December 31, 2022, due to higher utilization driven by working capital needs of corporate customers and slower payoffs given higher volatility in the capital markets, as well as core growth.
Residential mortgages held in the loan portfolio increased $1.1 billion (1.0 percent) at March 31, 2023, compared with December 31, 2022, due to stronger on-balance sheet loan activities and slower refinance activity. Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
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
Loans Held for Sale
Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $2.4 billion at March 31, 2023, compared with $2.2 billion at December 31, 2022. The increase in loans held for sale was principally due to a higher level of mortgage loan closings in the first quarter of 2023, compared with the fourth quarter of 2022. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).

U.S. Bancorp	7

Table 4	Investment Securities

	March 31, 2023				December 31, 2022
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (d)
Held-to-maturity
U.S. Treasury and agencies	$1,344	$1,307	3.0	2.85%	$1,344	$1,293	3.3	2.85%
Mortgage-backed securities (a)	87,118	77,569	9.0	2.23	87,396	76,581	9.3	2.17
Total held-to-maturity	$88,462	$78,876	8.9	2.24%	$88,740	$77,874	9.2	2.18%
Available-for-sale
U.S. Treasury and agencies	$20,421	$18,054	6.7	1.92%	$24,801	$22,033	7.1	2.43%
Mortgage-backed securities (a)	37,201	33,452	6.5	2.83	40,803	36,423	6.6	2.83
Asset-backed securities (a)	3,836	3,807	1.2	4.72	4,356	4,323	1.3	4.59
Obligations of state and political subdivisions (b) (c)	11,234	10,174	10.8	3.74	11,484	10,125	13.6	3.76
Other	4	4	2.2	1.89	6	6	.1	1.99
Total available-for-sale	$72,696	$65,491	7.0	2.82%	$81,450	$72,910	7.4	2.94%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

Investment Securities
Investment securities totaled $154.0 billion at March 31, 2023, compared with $161.7 billion at December 31, 2022. The $7.7 billion (4.8 percent) decrease was primarily due to $9.3 billion of net investment sales and maturities, partially offset by a $1.3 billion favorable change in net unrealized gains (losses) on available-for-sale investment securities.
The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At March 31, 2023, the Company’s net unrealized losses on available-for-sale investment securities were $7.2 billion ($5.4 billion net-of-tax), compared with $8.5 billion ($6.4 billion net-of-tax) at December 31, 2022. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of mortgage-backed, U.S. Treasury and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $7.2 billion at March 31, 2023, compared with $8.6 billion at December 31, 2022. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of the underlying collateral, the existence of any government or agency guarantees, and market conditions. At March 31, 2023, the Company had no plans to sell securities with unrealized losses, and believed it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 4 and 15 in the Notes to Consolidated Financial Statements for further information on investment securities.
Deposits
Total deposits were $505.3 billion at March 31, 2023, compared with $525.0 billion at December 31, 2022. The first quarter of 2023 banking industry disruption, beginning on March 8, did not meaningfully impact the Company’s overall deposit balances or composition. The Company’s total deposits were approximately $508 billion on March 8, 2023, compared with $505 billion on March 31, 2023. The Company maintains a diverse and stable funding base that includes a mix of both consumer and operational wholesale deposits. Consumer deposits account for more than 50 percent of total deposits. A significant portion of the wholesale and trust deposits are collateralized, contractual or relationship based. At March 31, 2023, approximately 51 percent of deposits were insured through the FDIC insurance fund and an additional 3 percent of deposits were fully collateralized. Of the uninsured deposits, approximately 80 percent of these deposits were retail customers or operational in nature, creating greater stability to these deposits. In addition, at March 31, 2023 the Company had total available liquidity representing 126 percent of uninsured balances.
The $19.6 billion (3.7 percent) decrease in total deposits reflected decreases in noninterest-bearing deposits and total savings deposits, partially offset by an increase in time deposits. Noninterest-bearing deposits decreased $13.1 billion (9.5 percent) at March 31, 2023, compared with December 31, 2022, primarily due to lower Corporate and Commercial Banking, Wealth Management and

8	U.S. Bancorp

Investment Services, and Consumer and Business Banking balances. Savings account balances decreased $6.8 billion (9.4 percent), driven by lower Consumer and Business Banking balances. Interest checking balances decreased $5.4 billion (4.0 percent), primarily due to lower Wealth Management and Investment Services, Consumer and Business Banking, and Corporate and Commercial Banking balances. Money market deposit balances increased $1.1 billion (0.7 percent), primarily due to higher Corporate and Commercial Banking balances, partially offset by lower Wealth Management and Investment Services balances. Time deposits increased $4.6 billion (13.9 percent) at March 31, 2023, compared with December 31, 2022, driven by higher Consumer and Business Banking balances, partially offset by lower Corporate and Commercial Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Borrowings
The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $56.9 billion at March 31, 2023, compared with $31.2 billion at December 31, 2022. The $25.7 billion (82.2 percent) increase in short-term borrowings was primarily due to increases in short-term Federal Home Loan Bank (“FHLB”) advances. Long-term debt was $42.0 billion at March 31, 2023, compared with $39.8 billion at December 31, 2022. The $2.2 billion (5.6 percent) increase was primarily due to $3.7 billion of medium-term note issuances, partially offset by $1.6 billion of bank note repayments and maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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
Upon closing of the MUB acquisition, the Company’s risk management framework applies to the legal entities acquired from Mitsubishi UFJ Financial Group, Inc., including MUB. Prior to closing, the Company evaluated the frameworks, policies and procedures of the acquired entities as necessary. Updates were made to align the acquired entities with the Company’s risk appetite and connect the elements of their respective risk governance and reporting into the Company’s existing risk management framework. Connecting the existing MUB risk governance and reporting framework into the Company’s existing risk management framework allows separate risk profiles, governance, and reporting for the Company and the acquired entities, during the period from acquisition through bank merger, while also providing the ability to consolidate reporting for the Company. Upon completing the merger of MUB into USBNA, which is expected to occur in connection with the conversion of MUB customers and systems to the USBNA platform over Memorial Day weekend in 2023, the MUB risk governance and reporting framework will no longer be applicable.
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

U.S. Bancorp	9

complete manner in either normal or stressed conditions. Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, people (including human errors or misconduct), or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, financial losses, and reputational damage if it fails to adhere to compliance requirements and the Company’s compliance policies. Strategic risk is the risk to current or projected financial condition and resilience arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputation risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships or services, or continue serving existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for a detailed discussion of these factors.
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

10	U.S. Bancorp

allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal credit risk has been identified. Loans with a special mention or classified rating, including consumer lending and small business loans that are 90 days or more past due and still accruing, nonaccrual loans and loans in a junior lien position that are current but are behind a first lien position on nonaccrual, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status, except for a limited population of larger loans within those portfolios that are individually evaluated. For this limited population, the determination of the internal credit quality rating may also consider collateral value and customer cash flows. Refer to Note 5 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for a more detailed discussion on credit risk management processes.
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
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases, home equity loans and lines, and student loans, a run-off portfolio. Home equity or second mortgage loans are junior lien closed-end accounts fully disbursed at origination. These loans typically are fixed rate loans, secured by residential real estate, with a 10- or 15-year fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a 10-year draw period during which a minimum payment is equivalent to the monthly interest, followed by a 20-year amortization period, respectively. At March 31, 2023, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates, consumer bankruptcy filings and other macroeconomic factors, customer payment history and credit scores, and in some cases, updated loan-to-value (“LTV”) information reflecting current market conditions on real estate-based loans. These and other risk characteristics are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.
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

U.S. Bancorp	11

Residential mortgage originations are generally limited to prime borrowers and are performed through the Company’s branches, loan production offices, mobile and on-line services, and a wholesale network of originators. The Company may retain residential mortgage loans it originates on its balance sheet or sell the loans into the secondary market while retaining the servicing rights and customer relationships. Utilizing the secondary markets enables the Company to effectively reduce its credit and other asset/liability risks. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is managed by adherence to LTV and borrower credit criteria during the underwriting process.
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
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at March 31, 2023:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$14,674	$79,946	$94,620	80.9%
Over 80% through 90%	772	10,873	11,645	10.0
Over 90% through 100%	116	2,063	2,179	1.9
Over 100%	177	1,112	1,289	1.1
No LTV available	—	10	10	—
Loans purchased from GNMA mortgage pools (a)	—	7,205	7,205	6.1
Total	$15,739	$101,209	$116,948	100.0%

(a)
Represents loans purchased and loans that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$10,156	$1,420	$11,576	91.0%
Over 80% through 90%	796	114	910	7.2
Over 90% through 100%	108	18	126	1.0
Over 100%	50	13	63	.5
No LTV/CLTV available	43	2	45	.3
Total	$11,153	$1,567	$12,720	100.0%
Home equity and second mortgages were $12.7 billion at March 31, 2023, compared with $12.9 billion at December 31, 2022, and included $2.6 billion of home equity lines in a first lien position and $10.1 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at March 31, 2023, included approximately $3.3 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $6.8 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.
The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at March 31, 2023:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced` First Lien	Third Party First Lien	Total
Total	$3,305	$6,795	$10,100
Percent 30 — 89 days past due	.50%	.44%	.46%
Percent 90 days or more past due	.02%	.07%	.05%
Weighted-average CLTV	70%	68%	69%
Weighted-average credit score	781	782	781
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
The following table provides a summary of the Company’s credit card loan balances disaggregated based upon updated credit score at March 31, 2023:

Percent of Total (a)
Credit score > 660	86%
Credit score < 660	14
No credit score	—

(a)	Credit score distribution excludes loans serviced by others.

12	U.S. Bancorp

Loan Delinquencies
Trends in delinquency ratios are an indicator, among other considerations, of credit risk within the Company’s loan portfolios. The entire balance of a loan account is considered delinquent if the minimum payment contractually required to be made is not received by the date specified on the billing statement. Delinquent loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options, whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, are excluded from delinquency statistics.
Accruing loans 90 days or more past due totaled $494 million at March 31, 2023, compared with $491 million at December 31, 2022. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.13 percent at March 31, 2023 and December 31, 2022.

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due	March 31, 2023	December 31, 2022
Commercial
Commercial	.05%	.07%
Lease financing	—	—
Total commercial	.05	.07
Commercial Real Estate
Commercial mortgages	.01	—
Construction and development	.01	.03
Total commercial real estate	.01	.01
Residential Mortgages (a)	.08	.08
Credit Card	1.00	.88
Other Retail
Retail leasing	.04	.04
Home equity and second mortgages	.29	.28
Other	.07	.08
Total other retail	.12	.12
Total loans	.13%	.13%

90 days or more past due and nonperforming loans	March 31, 2023	December 31, 2022
Commercial	.18%	.19%
Commercial real estate	.98	.62
Residential mortgages (a)	.33	.36
Credit card	1.01	.88
Other retail	.37	.37
Total loans	.42%	.38%

(a)
Delinquent loan ratios exclude $2.2 billion at March 31, 2023, and at December 31, 2022, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due and nonperforming to total residential mortgages was 2.24 percent at March 31, 2023, and 2.28 percent at December 31, 2022.

U.S. Bancorp	13

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Residential Mortgages (a)
30-89 days	$148	$201	.13%	.17%
90 days or more	97	95	.08	.08
Nonperforming	292	325	.25	.28
Total	$537	$621	.46	.54
Credit Card
30-89 days	$280	$283	1.10	1.08
90 days or more	256	231	1.00	.88
Nonperforming	1	1	—	—
Total	$537	$515	2.11	1.96
Other Retail
Retail Leasing
30-89 days	$22	$27	.44	.49
90 days or more	2	2	.04	.04
Nonperforming	8	8	.16	.14
Total	$32	$37	.64	.67
Home Equity and Second Mortgages
30-89 days	$65	$65	.51	.51
90 days or more	37	36	.29	.28
Nonperforming	105	110	.83	.86
Total	$207	$211	1.63	1.64
Other (b)
30-89 days	$167	$217	.47	.59
90 days or more	25	28	.07	.08
Nonperforming	20	21	.06	.06
Total	$212	$266	.60	.73

(a)
Excludes $542 million of loans 30-89 days past due and $2.2 billion of loans 90 days or more past due at March 31, 2023, purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that continue to accrue interest, compared with $647 million and $2.2 billion at December 31, 2022, respectively.

(b)	Includes revolving credit, installment and automobile loans.

Modified Loans
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
Modified loans accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles, which is generally six months or greater.
The Company continues to work with customers to modify loans for borrowers who are experiencing financial difficulties. Many of the Company’s loan modifications are determined on a case-by-case basis in connection with ongoing loan collection processes. The modifications vary within each of the Company’s loan classes. Commercial lending segment modifications generally include extensions of the maturity date and may be accompanied by an increase or decrease to the interest rate. The Company may also work with the borrower to make other changes to the loan to mitigate losses, such as obtaining additional collateral and/or guarantees to support the loan.
The Company has also implemented certain residential mortgage loan modification programs. The Company modifies residential mortgage loans under Federal Housing Administration, United States Department of Veterans Affairs, and its own internal programs. Under these programs, the Company offers qualifying homeowners the opportunity to permanently modify their loan and achieve more affordable monthly payments. These modifications may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extensions of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In most instances, participation in residential mortgage loan modification programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement, and the loan documents are not modified until that time.
Credit card and other retail loan modifications are generally part of distinct modification programs providing customers modification solutions over a

14	U.S. Bancorp

specified time period, generally up to 60 months.
The Company also makes short-term modifications, in limited circumstances, to assist borrowers experiencing temporary hardships, including previously offering payment relief to borrowers that experienced financial hardship resulting directly from the effects of the COVID-19 pandemic. Short-term consumer lending modification programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed.
Nonperforming Assets
The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, modified loans not performing in accordance with modified terms and not accruing interest, modified loans that have not met the performance period required to return to accrual status, other real estate owned (“OREO”) and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are generally applied against the principal balance and not recorded as income. However, interest income may be recognized for interest payments if the remaining carrying amount of the loan is believed to be collectible.
At March 31, 2023, total nonperforming assets were $1.2 billion, compared to $1.0 billion at December 31, 2022. The $165 million (16.2 percent) increase in nonperforming assets was primarily due to higher nonperforming commercial real estate loans resulting from an internal review of the acquired MUB loan portfolio, completed once closing was achieved and access to loan documents and customer files was available. The ratio of total nonperforming assets to total loans and other real estate was 0.30 percent at March 31, 2023, compared with 0.26 percent at December 31, 2022.
OREO was $23 million at March 31, 2023 and December 31, 2022, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	March 31, 2023	December 31, 2022
Commercial
Commercial	$150	$139
Lease financing	28	30
Total commercial	178	169
Commercial Real Estate
Commercial mortgages	432	251
Construction and development	103	87
Total commercial real estate	535	338
Residential Mortgages (b)	292	325
Credit Card	1	1
Other Retail
Retail leasing	8	8
Home equity and second mortgages	105	110
Other	20	21
Total other retail	133	139
Total nonperforming loans (1)	1,139	972
Other Real Estate (c)	23	23
Other Assets	19	21
Total nonperforming assets	$1,181	$1,016
Accruing loans 90 days or more past due (b)	$494	$491
Period-end loans (2)	$387,866	$388,213
Nonperforming loans to total loans (1)/(2)	.29%	.25%
Nonperforming assets to total loans plus other real estate (c)	.30%	.26%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2022	$509	$507	$1,016
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	270	39	309
Advances on loans	6	—	6
Total additions	276	39	315
Reductions in nonperforming assets
Paydowns, payoffs	(30)	(25)	(55)
Net sales	—	(7)	(7)
Return to performing status	(9)	(45)	(54)
Charge-offs (d)	(32)	(2)	(34)
Total reductions	(71)	(79)	(150)
Net additions to (reductions in) nonperforming assets	205	(40)	165
Balance March 31, 2023	$714	$467	$1,181

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)
Excludes $2.2 billion at March 31, 2023, and at December 31, 2022, of loans purchased and loans that could be purchased from GNMA Mortgage pools under delinquent loan repurchase options that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)
Foreclosed GNMA loans of $57 million at March 31, 2023, and $53 million at December 31, 2022, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31
	2023			2022
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$131,227	$42	.13%	$107,819	$26	.10%
Lease financing	4,456	5	.46	5,003	6	.49
Total commercial	135,683	47	.14	112,822	32	.12
Commercial real estate
Commercial mortgages	43,627	115	1.07	28,826	—	—
Construction	11,968	2	.07	10,258	(5)	(.20)
Total commercial real estate	55,595	117	.85	39,084	(5)	(.05)
Residential mortgages	116,287	(1)	—	77,449	(6)	(.03)
Credit card	25,569	175	2.78	21,842	112	2.08
Other retail
Retail leasing	5,241	1	.08	7,110	1	.06
Home equity and second mortgages	12,774	(1)	(.03)	10,394	(2)	(.08)
Other	35,601	35	.40	44,265	30	.27
Total other retail	53,616	35	.26	61,769	29	.19
Total loans	$386,750	$373	.39%	$312,966	$162	.21%

Analysis of Loan Net Charge-offs
 Total loan net charge-offs were $373 million for the first quarter of 2023, compared with $162 million for the first quarter of 2022. The $211 million increase reflected $91 million of charge-offs related to the uncollectible amount of acquired loans, which were considered purchased credit deteriorated as of the date of the MUB acquisition, as well as higher charge-offs in most loan categories consistent with normalizing credit conditions. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2023 was 0.39 percent (0.30 percent excluding the impact of the MUB acquisition-related charge-offs), compared with 0.21 percent for the first quarter of 2022.
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

U.S. Bancorp	17

delinquency status, collateral type and available valuation information, consideration of end-of-term losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. For each loan portfolio, including those loans modified under various loan modification programs, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices, economic conditions or other factors that may affect the accuracy of the model. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off or expected recoveries on collateral-dependent loans where recovery is expected through sale of the collateral at fair value less selling costs. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses.
The allowance recorded for individually evaluated loans greater than $5 million in the commercial lending segment is based on an analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans as appropriate.
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At March 31, 2023, the Company serviced the first lien on 33 percent of the home equity loans and lines in a junior lien position. The Company also considers the status of first lien mortgage accounts reported on customer credit bureau files when the first lien is not serviced by the Company. Regardless of whether the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $178 million or 1.4 percent of its total home equity portfolio at March 31, 2023, represented non-delinquent junior liens where the first lien was delinquent or modified.
When a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered PCD. An allowance is established for each population and considers product mix, risk characteristics of the portfolio and delinquency status and refreshed LTV ratios when possible. PCD loans also consider whether the loan has experienced a charge-off, bankruptcy or significant deterioration since origination. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company had a total unpaid principal balance of $4.8 billion of PCD loans, primarily related to the MUB acquisition, included in its loan portfolio at March 31, 2023.
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
At March 31, 2023, the allowance for credit losses was $7.5 billion (1.94 percent of period-end loans), compared with an allowance of $7.4 billion (1.91 percent of period-end loans) at December 31, 2022. The allowance for credit losses at March 31, 2023 included a $62 million decrease due to a change in accounting principle related to discontinuing the separate recognition and measurement of troubled debt restructurings. The increase in the allowance for credit losses at March 31, 2023, compared with December 31, 2022, was primarily driven by increasing economic uncertainty and normalizing credit losses as well as adjustments made to the purchase accounting estimate for PCD loans. Economic uncertainty and recession risk have been increasing due to rising interest rates, inflationary concerns, market volatility and pressure on corporate earnings related to these factors. In addition to these broad economic factors, expected loss estimates consider various factors including customer specific information

18	U.S. Bancorp

impacting changes in risk ratings, projected delinquencies and the impact of economic deterioration on selected borrowers’ liquidity and ability to repay.
The ratio of the allowance for credit losses to nonperforming loans was 660 percent at March 31, 2023, compared with 762 percent at December 31, 2022. The ratio of the allowance for credit losses to annualized loan net charge-offs was 497 percent at March 31, 2023, compared with 697 percent of full year 2022 net charge- offs at December 31, 2022.
Economic conditions considered in estimating the allowance for credit losses at March 31, 2023 included changes in projected gross domestic product and unemployment levels. These factors are evaluated through a combination of quantitative calculations using multiple economic scenarios and additional qualitative assessments that consider the high degree of economic uncertainty in the current environment. The projected unemployment rates for 2023 considered in the estimate range from 3.0 percent to 7.5 percent.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
United States unemployment rate for the three months ending (a)
March 31, 2023	3.4%	3.8%
December 31, 2023	3.7	4.2
United States real gross domestic product for the three months ending (b)
March 31, 2023	1.3%	1.8%
December 31, 2023	1.1	1.0

(a)	Reflects quarterly average of forecasted reported United States unemployment rate.
(b)	Reflects year-over-year growth rates.
The allowance for credit losses related to commercial lending segment loans increased $51 million during the first quarter of 2023, reflecting the impact of increasing economic uncertainty, normalizing credit conditions and select commercial real estate loan deterioration.
The allowance for credit losses related to consumer lending segment loans increased $68 million during the first quarter of 2023, due to the impact of economic uncertainty, normalizing credit performance and the effects of higher interest rates on the life of the residential mortgage portfolios, partially offset by a decrease related to a change in accounting principle.

U.S. Bancorp	19

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended
	March 31
(Dollars in Millions)	2023	2022
Balance at beginning of period	$7,404	$6,155
Change in accounting principle (a)	(62)	—
Allowance for acquired credit losses (b)	127	—
Charge-Offs
Commercial
Commercial	56	47
Lease financing	7	8
Total commercial	63	55
Commercial real estate
Commercial mortgages	121	—
Construction and development	2	1
Total commercial real estate	123	1
Residential mortgages	4	5
Credit card	215	158
Other retail
Retail leasing	5	5
Home equity and second mortgages	2	3
Other	57	53
Total other retail	64	61
Total charge-offs	469	280
Recoveries
Commercial
Commercial	14	21
Lease financing	2	2
Total commercial	16	23
Commercial real estate
Commercial mortgages	6	—
Construction and development	—	6
Total commercial real estate	6	6
Residential mortgages	5	11
Credit card	40	46
Other retail
Retail leasing	4	4
Home equity and second mortgages	3	5
Other	22	23
Total other retail	29	32
Total recoveries	96	118
Net Charge-Offs
Commercial
Commercial	42	26
Lease financing	5	6
Total commercial	47	32
Commercial real estate
Commercial mortgages	115	—
Construction and development	2	(5)
Total commercial real estate	117	(5)
Residential mortgages	(1)	(6)
Credit card	175	112
Other retail
Retail leasing	1	1
Home equity and second mortgages	(1)	(2)
Other	35	30
Total other retail	35	29
Total net charge-offs	373	162
Provision for credit losses	427	112
Balance at end of period	$7,523	$6,105
Components
Allowance for loan losses	$7,020	$5,664
Liability for unfunded credit commitments	503	441
Total allowance for credit losses (1)	$7,523	$6,105
Period-end loans (2)	$387,866	$318,934
Nonperforming loans (3)	1,139	765
Allowance for Credit Losses as a Percentage of
Period-end loans (1)/(2)	1.94%	1.91%
Nonperforming loans (1)/(3)	660	798
Nonperforming and accruing loans 90 days or more past due	461	502
Nonperforming assets	637	753
Net charge-offs	497	929

(a)	Effective January 1, 2023, the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings.
(b)	Allowance for purchased credit deteriorated and charged-off loans acquired from MUB.

20	U.S. Bancorp

Residual Value Risk Management
 The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2023, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2022. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for further discussion on residual value risk management.
Operational Risk Management
 The Company operates in many different businesses in diverse markets and relies on the ability of its employees and systems to process a high number of transactions. Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. Business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities, including those additional or increased risks created by economic and financial disruptions. The Company maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom it does business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for further discussion on operational risk management.
Compliance Risk Management
 The Company may suffer legal or regulatory sanctions, material financial loss, or damage to its reputation through failure to comply with laws, regulations, rules, standards of good practice, and codes of conduct, including those related to compliance with Bank Secrecy Act/anti-money laundering requirements, sanctions compliance requirements as administered by the Office of Foreign Assets Control, consumer protection and other requirements. The Company has controls and processes in place for the assessment, identification, monitoring, management and reporting of compliance risks and issues, including those created or increased by economic and financial disruptions. Refer to “Management’s Discussion and Analysis — Compliance Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for further discussion on compliance risk management.
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
The Company manages its interest rate risk position by holding assets with desired interest rate risk characteristics on its balance sheet, implementing certain pricing strategies for loans and deposits and selecting derivatives and various funding and investment portfolio strategies. The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market values due to interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve.
The Company continues to actively monitor markets and proactively manage its balance sheet and heightened its focus on its interest rate risk management governance process during the first quarter of 2023 banking industry disruption. Over the last five quarters, in advance of the recent industry disruption and in connection with the preparation and completion of the MUB acquisition, the Company reduced its investment securities portfolio from

U.S. Bancorp	21

Table 9	Sensitivity of Net Interest Income

	March 31, 2023				December 31, 2022
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(.83)%	1.10%	(2.01)%	2.54%	(.58)%	.95%	(2.02)%	1.44%

30 percent to 25 percent of total assets, sold fixed rate loans, reduced outstanding borrowings, increased cash balances and entered into additional fair value hedges on available-for-sale investment securities in response to economic uncertainty, industry dynamics, rising interest rates and increased market volatility.
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
Derivatives are subject to credit risk associated with counterparties to the contracts. Credit risk associated with derivatives is measured by the Company based on the probability of counterparty default. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into master netting arrangements, and, where possible, by requiring collateral arrangements. The Company may also transfer counterparty credit risk related to interest rate swaps to third parties through the use of risk participation agreements. In addition, certain interest rate swaps, interest rate forwards and credit contracts are required to be centrally cleared through clearinghouses to further mitigate counterparty credit risk. The Company may mitigate credit risk on loans or lending portfolios through the use of credit contracts.

22	U.S. Bancorp

For additional information on derivatives and hedging activities, refer to Notes 13 and 14 in the Notes to Consolidated Financial Statements.
LIBOR Transition
 In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. In March 2021, the FCA and the administrator of LIBOR announced that, with respect to the most commonly used tenors of United States Dollar LIBOR, LIBOR will no longer be published on a representative basis after June 30, 2023. The publication of all other tenors of United States Dollar LIBOR, as well as all non-United States Dollar LIBOR tenors, ceased to be provided or ceased to be representative after December 31, 2021. The Company holds financial instruments impacted by the discontinuance of LIBOR, including certain loans, investment securities, derivatives, borrowings and other financial instruments that use LIBOR as the benchmark rate. The Company also provides various services to customers in its capacities as trustee, servicer, and asset manager, which involve financial instruments that will be similarly impacted by the discontinuance of LIBOR.
In order to facilitate the transition process, the Company has instituted a LIBOR Transition Office and commenced an enterprise-wide project to (1) identify, assess, monitor and mitigate risks associated with the expected discontinuance or unavailability of LIBOR, (2) actively engage with industry working groups and regulators, (3) develop and implement training and education materials with respect to LIBOR and its discontinuance for the Company and for customers, (4) achieve operational readiness for the use of alternative reference rates (“ARRs”) in new financial instruments and transition existing LIBOR financial instruments to ARRs, (5) develop and implement customer notification programs across the Company and engage impacted customers to remediate and transition impacted instruments, and (6) develop reporting on remediation of LIBOR instruments across the Company for both internal and external stakeholders. The Company has also invested in updating its systems, models, procedures and internal infrastructure as part of the transition program.
The Company transitioned its financial instruments associated to LIBOR currencies and tenors that ceased or became nonrepresentative on December 31, 2021, to ARRs, with limited exceptions. Additionally, in alignment with guidance from United States banking agencies and the FCA, the Company has ceased the use of LIBOR as a reference rate in new contracts, with limited exceptions, and continues to increase the usage of ARRs such as the Secured Overnight Financing Rate (“SOFR”). The Company also anticipates that additional financial instruments associated with the remaining United States Dollar LIBOR tenors will require transition to a new reference rate by June 30, 2023. The Company has been undergoing an enterprise-wide effort to proactively reprice LIBOR loans and derivatives that mature after June 30, 2023, with customers to an ARR. The Company has also adopted industry best practice guidelines for fallback language for new transactions, converted its cleared interest rate swaps discounting to SOFR discounting, and distributed communications related to the transition to certain impacted parties, both inside and outside the Company.
The Company’s MUB acquisition impacts the execution of the Company’s LIBOR transition strategies and execution plans. The Company is currently assessing MUB’s LIBOR transition program, remediation strategies, and preparedness to execute on remediation strategies. In certain instances, the Company and MUB have different remediation strategies. As a result, the Company is updating its LIBOR transition plans to ensure that the Company can execute remediation plans across all products and business units, including with respect to MUB.
The Company is currently assessing the applicability and scope of the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), which was enacted on March 15, 2022, and the Regulations Implementing the Adjustable Interest Rate (LIBOR) Act (Regulation ZZ) (the “Final Rules”), which were implemented on December 16, 2022. The LIBOR Act and Final Rules establish a process for replacing LIBOR in existing LIBOR contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate by providing that a benchmark replacement identified by the Federal Reserve Board that is based on SOFR will replace LIBOR as the benchmark for those contracts as a matter of law, without the need to be amended by the parties. The Company is currently assessing its outstanding LIBOR portfolio to determine the eligibility of certain financial instruments for the LIBOR Act and will incorporate the LIBOR Act as a remediation strategy where prudent. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for further discussion on potential risks that could adversely affect the Company’s financial results as a result of the LIBOR transition.
Market Risk Management
 In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risk and funding activities. For

U.S. Bancorp	23

purposes of its internal capital adequacy assessment process, the Company considers risk arising from its trading activities, as well as the remeasurement volatility of foreign currency denominated balances included on its Consolidated Balance Sheet (collectively, “Covered Positions”), employing methodologies consistent with the requirements of regulatory rules for market risk. The Company’s Market Risk Committee (“MRC”), within the framework of the ALCO, oversees market risk management. The MRC monitors and reviews the Company’s Covered Positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company uses a VaR approach to measure general market risk. Theoretically, VaR represents the statistical risk of loss the Company has to adverse market movements over a one-day time horizon. The Company uses the Historical Simulation method to calculate VaR for its Covered Positions measured at the ninety-ninth percentile using a one-year look-back period for distributions derived from past market data. The market factors used in the calculations include those pertinent to market risks inherent in the underlying trading portfolios, principally those that affect the Company’s corporate bond trading business, foreign currency transaction business, client derivatives business, loan trading business and municipal securities business, as well as those inherent in the Company’s foreign denominated balances and the derivatives used to mitigate the related measurement volatility. On average, the Company expects the one-day VaR to be exceeded by actual losses two to three times per year related to these positions. The Company monitors the accuracy of internal VaR models and modeling processes by back-testing model performance, regularly updating the historical data used by the VaR models and regular model validations to assess the accuracy of the models’ input, processing, and reporting components. All models are required to be independently reviewed and approved prior to being placed in use. If the Company were to experience market losses in excess of the estimated VaR more often than expected, the VaR models and associated assumptions would be analyzed and adjusted. VaR amounts reflect MUB beginning December 1, 2022, the day the acquisition transaction closed.
The average, high, low and period-end one-day VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2023	2022
Average	$5	$2
High	6	2
Low	4	1
Period-end	5	2
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the three months ended March 31, 2023 and 2022. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and period-end one-day Stressed VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2023	2022
Average	$12	$7
High	16	8
Low	10	6
Period-end	14	7
Valuations of positions in client derivatives and foreign currency activities are based on discounted cash flow or other valuation techniques using market-based assumptions. These valuations are compared to third-party quotes or other market prices to determine if there are significant variances. Significant variances are approved by senior management in the Company’s corporate functions. Valuation of positions in the corporate bond trading, loan trading and municipal securities businesses are based on trader marks. These trader marks are evaluated against third-party prices, with significant variances approved by senior management in the Company’s corporate functions.
The Company also measures the market risk of its hedging activities related to residential MLHFS and MSRs using the Historical Simulation method. The VaRs are measured at the ninety-ninth percentile and employ factors pertinent to the market risks inherent in the

24	U.S. Bancorp

valuation of the assets and hedges. A one-year look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Three Months Ended March 31 (Dollars in Millions)	2023	2022
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$2
High	1	5
Low	—	1
Mortgage Servicing Rights and Related Hedges
Average	$8	$6
High	12	13
Low	4	3
Liquidity Risk Management
 The Company’s liquidity risk management process is designed to identify, measure, and manage the Company’s funding and liquidity risk to meet its daily funding needs and to address expected and unexpected changes in its funding requirements. The Company engages in various activities to manage its liquidity risk. These activities include diversifying its funding sources, stress testing, and holding readily-marketable assets which can be used as a source of liquidity if needed. In addition, the Company’s profitable operations, sound credit quality and strong credit ratings and capital position have enabled it to develop a large and reliable base of core deposit funding within its market areas and in domestic and global capital markets.
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
The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at the Federal Reserve Bank’s Discount Window and new Bank Term Funding Program, created in 2023. Unencumbered liquid assets in the Company’s investment securities portfolio provides asset liquidity through the Company’s ability to sell the securities or pledge and borrow against them. At March 31, 2023, the fair value of unencumbered investment securities totaled $130.5 billion, compared with $135.5 billion at December 31, 2022. Refer to Note 4 of the Notes to Consolidated Financial Statements and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank.

The following table summarizes the Company’s total available liquidity from on-balance sheet and off-balance sheet funding sources:

(Dollars in millions)	March 31, 2023	December 31, 2022
Cash held at the Federal Reserve Bank and other central banks	$58,137	$45,171
Available investment securities	45,464	132,052
Borrowing capacity from the Federal Reserve Bank and FHLB	211,399	125,682
Total available liquidity	$315,000	$302,905
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $505.3 billion at March 31, 2023, compared with $525.0 billion at December 31, 2022. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $42.0 billion at March 31, 2023, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $56.9 billion at March 31, 2023, and supplement the Company’s other funding sources. Depositors and investors often consider the credit rating of a Company. The Company receives various credit ratings from four separate credit rating agencies and has strong investment grade ratings from all agencies. After the first quarter of 2023, one credit rating agency, Moody’s Investors Service, downgraded its credit rating of the Company which is now in line with other large regional banks. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
In addition to assessing liquidity risk on a consolidated basis, the Company monitors the parent company’s liquidity. The parent company’s routine funding requirements consist primarily of operating expenses, dividends paid to shareholders, debt service, repurchases of common stock and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt and capital securities. The Company establishes limits for the

U.S. Bancorp	25

minimal number of months into the future where the parent company can meet existing and forecasted obligations with cash and securities held that can be readily monetized. The Company measures and manages this limit in both normal and adverse conditions. The Company maintains sufficient funding to meet expected capital and debt service obligations for 24 months without the support of dividends from subsidiaries and assuming access to the wholesale markets is maintained. The Company maintains sufficient liquidity to meet its capital and debt service obligations for 12 months under adverse conditions without the support of dividends from subsidiaries or access to the wholesale markets. The parent company is currently in excess of required liquidity minimums.
At March 31, 2023, parent company long-term debt outstanding was $30.8 billion, compared with $27.0 billion at December 31, 2022. The increase was primarily due to $3.7 billion of medium-term note issuances. As of March 31, 2023, there was no parent company debt scheduled to mature in the remainder of 2023. Future debt maturities may be met through medium-term note and capital security issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. At March 31, 2023, the Company was compliant with this requirement.
The Company is also subject to a regulatory Net Stable Funding Ratio (“NSFR”) requirement which requires banks to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year time horizon. At March 31, 2023, the Company was compliant with this requirement.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for further discussion on liquidity risk management.
European Exposures
The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for the three months ended March 31, 2023. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At March 31, 2023, the Company had an aggregate amount on deposit with European banks of approximately $7.5 billion, predominately with the Central Bank of Ireland and Bank of England.
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

26	U.S. Bancorp

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2023	December 31, 2022
Basel III standardized approach:
Common equity tier 1 capital	$42,027	$41,560
Tier 1 capital	49,278	48,813
Total risk-based capital	59,920	59,015
Risk-weighted assets	494,048	496,500

Common equity tier 1 capital as a percent of risk-weighted assets (a)	8.5%	8.4%
Tier 1 capital as a percent of risk-weighted assets	10.0	9.8
Total risk-based capital as a percent of risk-weighted assets	12.1	11.9
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	7.5	7.9
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	6.1	6.4
(a)
The Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology, was 8.3 percent at March 31, 2023, compared with 8.1 percent at December 31, 2022.

Capital Management
 The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. To achieve its capital goals, the Company employs a variety of capital management tools, including dividends, common share repurchases, and the issuance of subordinated debt, non-cumulative perpetual preferred stock, common stock and other capital instruments. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2022, the Company began to phase into its regulatory capital requirements the cumulative deferred impact of its 2020 adoption of the accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology plus 25 percent of its quarterly credit reserve increases during 2020 and 2021. This cumulative deferred impact will continue to be phased into the Company’s regulatory capital over the next two years, culminating with a fully phased in regulatory capital calculation beginning in 2025. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at March 31, 2023 and December 31, 2022. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the CECL methodology under the standardized approach, was 4.8 percent and 6.5 percent, respectively, at March 31, 2023, compared with 4.5 percent and 6.0 percent, respectively, at December 31, 2022. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology was 8.3 percent at March 31, 2023, compared with 8.1 percent at December 31, 2022. Refer to “Non-GAAP Financial Measures” beginning on page 31 for further information on these other capital ratios.
Total U.S. Bancorp shareholders’ equity was $53.0 billion at March 31, 2023, compared with $50.8 billion at December 31, 2022. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss), partially offset by dividends paid.
The Company announced on December 22, 2020 that its Board of Directors had approved an authorization to repurchase $3.0 billion of its common stock beginning January 1, 2021. The Company suspended all common stock repurchases at the beginning of the third quarter of 2021, except for those done exclusively in connection with its stock-based compensation programs, due to its acquisition of MUB. The Company does not expect to evaluate potential repurchases until its common equity tier 1 capital ratio is 9.0 percent, at which time the Company will evaluate the potential capital requirements given the regulatory landscape. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with regulatory requirements.

U.S. Bancorp	27

The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company or any affiliated purchaser during the first quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
January	159,106	(a)	$48.30	9,106	$1,375
February	372,464		48.76	372,464	1,357
March	1,462,568	(b)	40.31	552,568	1,331
Total	1,994,138	(c)	$42.53	934,138	$1,331

(a)
Includes 150,000 shares of common stock purchased, at an average price per share of $48.35, in open-market transactions by U.S. Bank National Association, the Company’s primary banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

(b)
Includes
910,000
shares of common stock purchased, at an average price per share of $36.43, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

(c)
Includes 1,060,000 shares of common stock purchased, at an average price per share of $38.12, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for further discussion on capital management.
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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2023, certain organization and methodology changes were made and, accordingly, 2022 results were restated and presented on a comparable basis.
Corporate and Commercial Banking
Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit and public sector clients. Corporate and Commercial Banking contributed $580 million of the Company’s net income in the first quarter of 2023, or an increase of $172 million (42.2 percent) compared with the first quarter of 2022.
Net revenue increased $397 million (40.0 percent) in the first quarter of 2023, compared with the first quarter of 2022. Net interest income, on a taxable-equivalent basis, increased $335 million (44.9 percent) in the first quarter of 2023, compared with the first quarter of 2022. The increase was primarily due to the impacts of the MUB acquisition, higher loan balances and the impact of higher rates on the margin benefit from deposits, partially offset by lower spreads on loans and lower noninterest-bearing deposits. Noninterest income increased $62 million (25.1 percent) in the first quarter of 2023, compared with the first quarter of 2022, primarily due to the MUB acquisition and higher commercial products revenue mainly due to higher trading revenue.
Noninterest expense increased $169 million (38.1 percent) in the first quarter of 2023, compared with the first quarter of 2022, primarily due to higher FDIC insurance expense, higher net shared services expense driven by investment in support of business growth and the impacts of the MUB acquisition, including intangible amortization driven by the core deposit intangible. The provision for credit losses decreased $2 million (40.0 percent) in the first quarter of 2023, compared with the first quarter of 2022, primarily due to slower ending loan balance growth in the current year.

28	U.S. Bancorp

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking			Wealth Management and Investment Services
Three Months Ended March 31 (Dollars in Millions)	2023	2022	Percent Change	2023	2022	Percent Change	2023	2022	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,081	$746	44.9%	$2,315	$1,500	54.3%	$488	$276	76.8%
Noninterest income	309	247	25.1	397	454	(12.6)	700	595	17.6
Total net revenue	1,390	993	40.0	2,712	1,954	38.8	1,188	871	36.4
Noninterest expense	613	444	38.1	1,776	1,398	27.0	668	558	19.7
Income (loss) before provision and income taxes	777	549	41.5	936	556	68.3	520	313	66.1
Provision for credit losses	3	5	(40.0)	13	48	(72.9)	(12)	8	*
Income (loss) before income taxes	774	544	42.3	923	508	81.7	532	305	74.4
Income taxes and taxable-equivalent adjustment	194	136	42.6	231	126	83.3	133	76	75.0
Net income (loss)	580	408	42.2	692	382	81.2	399	229	74.2
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$580	$408	42.2	$692	$382	81.2	$399	$229	74.2
Average Balance Sheet
Loans	$150,436	$115,867	29.8	$170,132	$140,429	21.2	$24,335	$20,707	17.5
Goodwill	2,824	1,912	47.7	4,491	3,261	37.7	1,787	1,761	1.5
Other intangible assets	592	4	*	5,594	3,176	76.1	442	265	66.8
Assets	170,976	127,891	33.7	187,860	156,953	19.7	28,625	24,421	17.2
Noninterest-bearing deposits	58,447	63,010	(7.2)	43,496	31,265	39.1	21,896	27,429	(20.2)
Interest-bearing deposits	105,011	87,010	20.7	185,400	165,885	11.8	83,619	70,402	18.8
Total deposits	163,458	150,020	9.0	228,896	197,150	16.1	105,515	97,831	7.9
Total U.S. Bancorp shareholders’ equity	17,350	13,729	26.4	16,704	12,214	36.8	4,106	3,593	14.3

	Payment Services			Treasury and Corporate Support			Consolidated Company
Three Months Ended March 31 (Dollars in Millions)	2023	2022	Percent Change	2023	2022	Percent Change	2023	2022	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$651	$622	4.7%	$133	$56	* %	$4,668	$3,200	45.9%
Noninterest income	937	857	9.3	164	243	(32.5)	2,507	2,396	4.6
Total net revenue	1,588	1,479	7.4	297	299	(.7)	7,175	5,596	28.2
Noninterest expense	915	849	7.8	583	253	*	4,555	3,502	30.1
Income (loss) before provision and income taxes	673	630	6.8	(286)	46	*	2,620	2,094	25.1
Provision for credit losses	226	130	73.8	197	(79)	*	427	112	*
Income (loss) before income taxes	447	500	(10.6)	(483)	125	*	2,193	1,982	10.6
Income taxes and taxable-equivalent adjustment	112	125	(10.4)	(181)	(39)	*	489	424	15.3
Net income (loss)	335	375	(10.7)	(302)	164	*	1,704	1,558	9.4
Net (income) loss attributable to noncontrolling interests	—	—	—	(6)	(1)	*	(6)	(1)	*
Net income (loss) attributable to U.S. Bancorp	$335	$375	(10.7)	$(308)	$163	*	$1,698	$1,557	9.1
Average Balance Sheet
Loans	$36,935	$31,740	16.4	$4,912	$4,223	16.3	$386,750	$312,966	23.6
Goodwill	3,320	3,325	(.2)	—	—	—	12,422	10,259	21.1
Other intangible assets	385	464	(17.0)	36	—	*	7,049	3,909	80.3
Assets	42,860	38,499	11.3	235,126	229,638	2.4	665,447	577,402	15.2
Noninterest-bearing deposits	3,184	3,673	(13.3)	2,718	2,586	5.1	129,741	127,963	1.4
Interest-bearing deposits	108	160	(32.5)	6,445	2,756	*	380,583	326,213	16.7
Total deposits	3,292	3,833	(14.1)	9,163	5,342	71.5	510,324	454,176	12.4
Total U.S. Bancorp shareholders’ equity	8,968	8,017	11.9	5,539	15,913	(65.2)	52,667	53,466	(1.5)

*	Not meaningful

U.S. Bancorp	29

Consumer and Business Banking
 Consumer and Business Banking comprises consumer banking, small business banking and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, on-line services, direct mail, ATM processing, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners. Consumer and Business Banking contributed $692 million of the Company’s net income in the first quarter of 2023, or an increase of $310 million (81.2 percent) compared with the first quarter of 2022.
Net revenue increased $758 million (38.8 percent) in the first quarter of 2023, compared with the first quarter of 2022. Net interest income, on a taxable-equivalent basis, increased $815 million (54.3 percent) in the first quarter of 2023, compared with the first quarter of 2022, due to the impacts of the MUB acquisition and the favorable impact of higher rates on the margin benefit from deposits, partially offset by lower spreads on loans and lower loan fees. Noninterest income decreased $57 million (12.6 percent) in the first quarter of 2023, compared with the first quarter of 2022, primarily due to lower mortgage banking revenue reflecting lower application volume, lower related gain on sale margins and fewer performing loan sales, partially offset by an increase in the fair value of MSRs, net of hedging activities. Noninterest income further decreased due to lower residual gains on vehicle sales and the impact of pricing changes on deposit service charges, partially offset by the impact of the MUB acquisition.
Noninterest expense increased $378 million (27.0 percent) in the first quarter of 2023, compared with the first quarter of 2022, primarily due to increases in net shared services expense due to investments in digital capabilities and the impact of the MUB acquisition, including intangible amortization driven by the core deposit intangible, as well as lower capitalized loan costs driven by lower mortgage production. The provision for credit losses decreased $35 million (72.9 percent) in the first quarter of 2023, compared with the first quarter of 2022, due to a more favorable product mix in the current year.
Wealth Management and Investment Services
 Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management and Fund Services. Wealth Management and Investment Services contributed $399 million of the Company’s net income in the first quarter of 2023, or an increase of $170 million (74.2 percent) compared with the first quarter of 2022.
Net revenue increased $317 million (36.4 percent) in the first quarter of 2023, compared with the first quarter of 2022. Net interest income, on a taxable-equivalent basis, increased $212 million (76.8 percent) in the first quarter of 2023, compared with the first quarter of 2022, primarily due to the favorable impact of higher rates on the margin benefit from deposits. Noninterest income increased $105 million (17.6 percent) in the first quarter of 2023, compared with the first quarter of 2022, primarily driven by higher trust and investment management fees reflecting lower money market fund fee waivers and the impacts of the MUB acquisition, partially offset by the impact of unfavorable market conditions.
Noninterest expense increased $110 million (19.7 percent) in the first quarter of 2023, compared with the first quarter of 2022, reflecting higher compensation and employee benefits expense as a result of merit increases and core business growth, higher net shared services expense driven by investment in support of business growth and the impact of the MUB acquisition. The provision for credit losses decreased $20 million in the first quarter of 2023, compared with the first quarter of 2022, primarily due to slower ending loan balance growth in the current year.
Payment Services
 Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services and merchant processing. Payment Services contributed $335 million of the Company’s net income in the first quarter of 2023, or a decrease of $40 million (10.7 percent) compared with the first quarter of 2022.
Net revenue increased $109 million (7.4 percent) in the first quarter of 2023, compared with the first quarter of 2022. Net interest income, on a taxable-equivalent basis, increased $29 million (4.7 percent) in the first quarter of 2023, compared with the first quarter of 2022, primarily due to higher loan yields driven by higher interest rates and customer revolve rates, higher loan balances and higher loan fees, mostly offset by higher funding costs. Noninterest income increased $80 million (9.3 percent) in the first quarter of 2023, compared with the first quarter of 2022, mainly due to continued strengthening of consumer and business spending across most sectors. As a result, there was strong growth in corporate payment products revenue driven by improving business spending across all product groups. In addition, merchant processing services revenue increased due to higher sales volume and higher merchant fees, partially offset by the impact of foreign currency rate changes in Europe.

30	U.S. Bancorp

Noninterest expense increased $66 million (7.8 percent) in the first quarter of 2023, compared with the first quarter of 2022, reflecting higher net shared services expense driven by investment in infrastructure and technology development, in addition to higher compensation and employee benefits expense due to merit increases and core business growth. The provision for credit losses increased $96 million (73.8 percent) in the first quarter of 2023, compared with the first quarter of 2022, primarily due to the impacts of increasing delinquency rates and lower consumer liquidity.
Treasury and Corporate Support
 Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded a net loss of $308 million in the first quarter of 2023, compared with net income of $163 million in the first quarter of 2022.
Net revenue decreased $2 million (0.7 percent) in the first quarter of 2023, compared with the first quarter of 2022. Noninterest income decreased $79 million (32.5 percent) in the first quarter of 2023, compared with the first quarter of 2022, primarily due to lower tax-advantaged investment syndication revenue and securities losses. Net interest income, on a taxable-equivalent basis, increased $77 million in the first quarter of 2023, compared with the first quarter of 2022, primarily due to the acquisition of MUB, partially offset by higher funding costs.
Noninterest expense increased $330 million in the first quarter of 2023, compared with the first quarter of 2022, primarily due to merger and integration charges and operating expenses related to the acquisition of MUB, higher compensation and employee benefits expense reflecting merit increases, hiring to support business growth, core business growth and higher production incentives, partially offset by lower net shared services expense. The provision for credit losses increased $276 million in the first quarter of 2023, compared with the first quarter of 2022, primarily due to increased economic uncertainty in the current year compared to the reduction in the allowance for credit losses associated with improving economic conditions in the first quarter of 2022.
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

U.S. Bancorp	31

The following table shows the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	March 31, 2023	December 31, 2022
Total equity	$53,454	$51,232
Preferred stock	(6,808)	(6,808)
Noncontrolling interests	(465)	(466)
Goodwill (net of deferred tax liability) (1)	(11,575)	(11,395)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(2,611)	(2,792)
Tangible common equity (a)	31,995	29,771
Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation	42,027	41,560
Adjustments (2)	(866)	(1,299)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology (b)	41,161	40,261
Total assets	682,377	674,805
Goodwill (net of deferred tax liability) (1)	(11,575)	(11,395)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(2,611)	(2,792)
Tangible assets (c)	668,191	660,618
Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company (d)	494,048	496,500
Adjustments (3)	(735)	(620)
Risk-weighted assets, reflecting the full implementation of the CECL methodology (e)	493,313	495,880

Ratios
Tangible common equity to tangible assets (a)/(c)	4.8%	4.5%
Tangible common equity to risk-weighted assets (a)/(d)	6.5	6.0
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology (b)/(e)	8.3	8.1

	Three Months Ended March 31
	2023	2022
Net interest income	$4,634	$3,173
Taxable-equivalent adjustment (4)	34	27
Net interest income, on a taxable-equivalent basis	4,668	3,200

Net interest income, on a taxable-equivalent basis (as calculated above)	4,668	3,200
Noninterest income	2,507	2,396
Less: Securities gains (losses), net	(32)	18
Total net revenue, excluding net securities gains (losses) (f)	7,207	5,578

Noninterest expense (g)	4,555	3,502

Efficiency ratio (g)/(f)	63.2%	62.8%

Net charge-offs	$373
Less: Notable items (5)	91
Net charge-offs, excluding notable items	282
Annualized net charge-offs, excluding notable items (h)	1,144

Average loan balances (i)	386,750

Net charge-off ratio, excluding notable items (h)/(i)	.30%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(3)	Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.
(4)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(5)
Notable items for the three months ended March 31, 2023 included $91 million of net charge-offs related to the uncollectible amount of acquired MUB loans, which were considered purchased credit deteriorated as of the date of acquisition.

32	U.S. Bancorp

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, MSRs, and income taxes. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
The Company continues to integrate MUB into its overall internal control over financial reporting processes. During the most recently completed fiscal quarter, there were no other changes made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	March 31, 2023	December 31, 2022
	(Unaudited)

Assets
Cash and due from banks	$67,228	$53,542
Investment securities
Held-to-maturity (fair value $78,876 and $77,874, respectively)	88,462	88,740
Available-for-sale ($600 and $858 pledged as collateral, respectively) (a)	65,491	72,910
Loans held for sale (including $1,990 and $1,849 of mortgage loans carried at fair value, respectively)	2,381	2,200
Loans
Commercial	137,326	135,690
Commercial real estate	55,158	55,487
Residential mortgages	116,948	115,845
Credit card	25,489	26,295
Other retail	52,945	54,896
Total loans	387,866	388,213
Less allowance for loan losses	(7,020)	(6,936)
Net loans	380,846	381,277
Premises and equipment	3,735	3,858
Goodwill	12,560	12,373
Other intangible assets	6,883	7,155
Other assets (including $2,773 and $702 of trading securities at fair value pledged as collateral, respectively) (a)	54,791	52,750
Total assets	$682,377	$674,805

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$124,595	$137,743
Interest-bearing	380,744	387,233
Total deposits	505,339	524,976
Short-term borrowings	56,875	31,216
Long-term debt	42,045	39,829
Other liabilities	24,664	27,552
Total liabilities	628,923	623,573
Shareholders’ equity
Preferred stock	6,808	6,808
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 3/31/23 and 12/31/22— 2,125,725,742 shares	21	21
Capital surplus	8,699	8,712
Retained earnings	72,807	71,901
Less cost of common stock in treasury: 3/31/23—592,852,310 shares; 12/31/22 — 594,747,484 shares	(25,193)	(25,269)
Accumulated other comprehensive income (loss)	(10,153)	(11,407)
Total U.S. Bancorp shareholders’ equity	52,989	50,766
Noncontrolling interests	465	466
Total equity	53,454	51,232
Total liabilities and equity	$682,377	$674,805

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended March 31
	2023	2022
Interest Income
Loans	$5,277	$2,599
Loans held for sale	31	60
Investment securities	1,074	717
Other interest income	582	42
Total interest income	6,964	3,418
Interest Expense
Deposits	1,505	80
Short-term borrowings	449	21
Long-term debt	376	144
Total interest expense	2,330	245
Net interest income	4,634	3,173
Provision for credit losses	427	112
Net interest income after provision for credit losses	4,207	3,061
Noninterest Income
Card revenue	360	338
Corporate payment products revenue	189	158
Merchant processing services	387	363
Trust and investment management fees	590	500
Service charges	324	333
Commercial products revenue	334	266
Mortgage banking revenue	128	200
Investment products fees	68	62
Securities gains (losses), net	(32)	18
Other	159	158
Total noninterest income	2,507	2,396
Noninterest Expense
Compensation and employee benefits	2,646	2,249
Net occupancy and equipment	321	269
Professional services	134	114
Marketing and business development	122	80
Technology and communications	503	421
Other intangibles	160	47
Merger and integration charges	244	—
Other	425	322
Total noninterest expense	4,555	3,502
Income before income taxes	2,159	1,955
Applicable income taxes	455	397
Net income	1,704	1,558
Net (income) loss attributable to noncontrolling interests	(6)	(1)
Net income attributable to U.S. Bancorp	$1,698	$1,557
Net income applicable to U.S. Bancorp common shareholders	$1,592	$1,466
Earnings per common share	$1.04	$.99
Diluted earnings per common share	$1.04	$.99
Average common shares outstanding	1,532	1,485
Average diluted common shares outstanding	1,532	1,486
See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2023	2022
Net income	$1,704	$1,558
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	1,305	(6,754)
Changes in unrealized gains (losses) on derivative hedges	204	—
Foreign currency translation	(1)	—
Changes in unrealized gains (losses) on retirement plans	1	—
Reclassification to earnings of realized (gains) losses	158	67
Income taxes related to other comprehensive income (loss)	(413)	1,692
Total other comprehensive income (loss)	1,254	(4,995)
Comprehensive income (loss)	2,958	(3,437)
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(1)

Comprehensive income (loss) attributable to U.S. Bancorp	$2,952	$(3,438)
See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2021	1,484	$6,371	$21	$8,539	$69,201	$(27,271)	$(1,943)	$54,918	$469	$55,387
Net income (loss)					1,557			1,557	1	1,558
Other comprehensive income (loss)							(4,995)	(4,995)		(4,995)
Preferred stock dividends (a)					(84)			(84)		(84)
Common stock dividends ($.46 per share)					(687)			(687)		(687)
Issuance of preferred stock		437						437		437
Issuance of common and treasury stock	3			(116)		132		16		16
Purchase of treasury stock	(1)					(54)		(54)		(54)
Distributions to noncontrolling interests								—	(2)	(2)
Stock option and restricted stock grants				92				92		92

Balance March 31, 2022	1,486	$6,808	$21	$8,515	$69,987	$(27,193)	$(6,938)	$51,200	$468	$51,668

Balance December 31, 2022	1,531	$6,808	$21	$8,712	$71,901	$(25,269)	$(11,407)	$50,766	$466	$51,232
Change in accounting principle (b)					46			46		46
Net income (loss)					1,698			1,698	6	1,704
Other comprehensive income (loss)							1,254	1,254		1,254
Preferred stock dividends (c)					(98)			(98)		(98)
Common stock dividends ($.48 per share)					(740)			(740)		(740)
Issuance of common and treasury stock	3			(114)		120		6		6
Purchase of treasury stock	(1)					(44)		(44)		(44)
Distributions to noncontrolling interests								—	(7)	(7)
Stock option and restricted stock grants				101				101		101

Balance March 31, 2023	1,533	$6,808	$21	$8,699	$72,807	$(25,193)	$(10,153)	$52,989	$465	$53,454

(a)
Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $875.00, $218.75, $662.50, $343.75, $234.375, $250.00, $231.25 and $206.25 respectively.

(b)
Effective January 1, 2023, the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings. Upon adoption, the Company reduced its allowance for credit losses and increased retained earnings net of deferred taxes through a cumulative-effect adjustment.

(c)
Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,462.428, $339.357, $662.50, $343.750, $234.375, $250.00, $231.25 and $281.25 respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2023	2022
Operating Activities
Net income attributable to U.S. Bancorp	$1,698	$1,557
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	427	112
Depreciation and amortization of premises and equipment	97	85
Amortization of intangibles	160	47
(Gain) loss on sale of loans held for sale	7	62
(Gain) loss on sale of securities and other assets	32	(42)
Loans originated for sale, net of repayments	(7,024)	(9,827)
Proceeds from sales of loans held for sale	6,728	13,874
Other, net	(1,283)	2,609
Net cash provided by operating activities	842	8,477
Investing Activities
Proceeds from sales of available-for-sale investment securities	7,720	12,527
Proceeds from maturities of held-to-maturity investment securities	1,317	1,173
Proceeds from maturities of available-for-sale investment securities	1,407	5,498
Purchases of held-to-maturity investment securities	(924)	(2,932)
Purchases of available-for-sale investment securities	(217)	(15,989)
Net decrease (increase) in loans outstanding	165	(7,278)
Proceeds from sales of loans	257	1,309
Purchases of loans	(339)	(1,073)
Net increase in securities purchased under agreements to resell	(1,531)	(147)
Other, net	(2,912)	(452)
Net cash provided by (used in) investing activities	4,943	(7,364)
Financing Activities
Net (decrease) increase in deposits	(19,237)	5,463
Net increase in short-term borrowings	24,876	9,246
Proceeds from issuance of long-term debt	3,701	2,153
Principal payments or redemption of long-term debt	(1,594)	(1,118)
Proceeds from issuance of preferred stock	—	437
Proceeds from issuance of common stock	6	15
Repurchase of preferred stock	—	(1,100)
Repurchase of common stock	(44)	(54)
Cash dividends paid on preferred stock	(67)	(70)
Cash dividends paid on common stock	(740)	(687)
Net cash provided by financing activities	6,901	14,285
Change in cash and due from banks	12,686	15,398
Cash and due from banks at beginning of period	53,542	28,905
Cash and due from banks at end of period (a)	$66,228	$44,303

(a)	Excludes a $1.0 billion interest-bearing due from bank balance with a term greater than 90 days.
See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in
accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Note 2	Accounting Changes
Reference Interest Rate Transition
In March 2020, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, providing temporary optional expedients and exceptions to the guidance in United States generally accepted accounting principles on contract modifications and hedge accounting, to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. Under the guidance, a company can elect not to apply certain modification accounting requirements to contracts affected by reference rate transition, if certain criteria are met. A company that makes this election would not be required to remeasure the contracts at the modification date or reassess a previous accounting determination. This guidance also permits a company to elect various optional expedients that would allow it to continue applying hedge accounting for hedging relationships affected by reference rate transition, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2024. The Company is applying certain optional expedients and exceptions for cash flow hedges and will continue to evaluate these for eligible contract modifications and hedging relationships.
Fair Value Hedging – Portfolio Layer Method
Effective January 1, 2023, the Company adopted accounting guidance, issued by the FASB in March 2022, related to fair value hedge accounting of portfolios of financial assets. This guidance permits a company to designate multiple hedging relationships on a single closed portfolio, resulting in a larger portion of the interest rate risk associated with such a portfolio being eligible to be hedged. The guidance also expands the scope of the method to include non-prepayable financial assets and clarifies other technical questions from the original accounting guidance. The adoption of this guidance was not material to the Company’s financial statements.
Financial Instruments – Troubled Debt Restructurings and Vintage Disclosures
Effective January 1, 2023, the Company adopted accounting guidance on a modified retrospective basis, issued by the FASB in March 2022, related to the recognition and measurement of troubled debt restructurings (“TDRs”) by creditors. This guidance removes the separate recognition and measurement requirements for TDRs by replacing them with a requirement for a company to apply existing accounting guidance to determine whether a modification results in a new loan or a continuation of an existing loan. This guidance also replaces existing TDR disclosures with similar but more expansive disclosures for certain modifications of receivables made to borrowers experiencing financial difficulty. Further, this guidance also requires companies to disclose current-period gross write-offs by year of origination for financing receivables. The adoption of this guidance was not material to the Company’s financial statements.
Accounting for Tax Credit Investments Using the Proportional Amortization Method
Effective January 1, 2023, the Company adopted accounting guidance on a modified retrospective basis, issued by the FASB in March 2023, related to the accounting for tax credit investments. This guidance allows the Company to elect to account for tax credit investments using the proportional amortization method on a program-by-program basis if certain conditions are met, regardless of the program from which the income tax credits are received. The adoption of this guidance was not material to the Company’s financial statements.

U.S. Bancorp	39

Note 3	Business Combinations
MUFG Union Bank Acquisition
On December 1, 2022, the Company acquired MUB’s core regional banking franchise from Mitsubishi UFJ Financial Group, Inc. (“MUFG”). Pursuant to the terms of the
Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of common stock of MUB for a purchase price consisting of $5.5 billion in cash and approximately 44 million shares of common stock of the Company. Under the terms of the Share Purchase Agreement, the purchase price was based on MUB having a tangible book value of $6.25 billion at the closing of the acquisition. At the closing of the acquisition, MUB had $3.5 billion of tangible book value over the $
6.25
billion target, consisting of additional cash. The additional cash received is held at the MUB subsidiary and is required to be repaid to MUFG on or prior to the fifth anniversary date of the completion of the purchase, in accordance with the terms of the Share Purchase Agreement. As such, it is recognized as debt at the parent company. The transaction excludes the purchase of substantially all of MUB’s Global Corporate & Investment Bank (other than certain deposits), certain middle and back office functions, and other assets that were transferred by MUB to MUFG prior to the acquisition. This transaction has been accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed from MUB were recorded at fair value as of the acquisition date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the assets and liabilities from MUB are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include, but are not limited to, loans, certain deposits, certain other assets, customer relationships and the core deposit benefits intangible.
In connection with the transaction, the Company incurred $244 million of nonrecurring merger and integration charges during the three months ended March 31, 2023 recorded within noninterest expense. These expenses are primarily comprised of personnel, legal, advisory and technology related costs.
The following table includes the fair value of consideration transferred and the preliminary fair value of the identifiable tangible and intangible assets and liabilities from MUB:

December 1, 2022 (Dollars in Millions)
Acquisition consideration
Cash	$5,500
Market value of shares of common stock	2,014

Total consideration transferred at acquisition close date	7,514
Discounted liability to MUFG (a)	2,944

Total	$10,458

Fair Value of MUB assets and liabilities
Assets
Cash and due from banks	$17,754
Investment securities	22,725
Loans held for sale	2,220
Loans	53,395
Less allowance for loan losses	(463)

Net loans	52,932
Premises and equipment	646
Other intangible assets (excluding goodwill)	2,808
Other assets	4,700

Total assets	$103,785

Liabilities
Deposits	$86,110
Short-term borrowings	4,773
Long-term debt	2,584
Other liabilities	2,267

Total liabilities	95,734

Less: Net assets	$8,051

Goodwill	$2,407

(a)
Represents $3.5 billion of noninterest-bearing additional
cash
held by MUB upon close of the acquisition to be delivered to MUFG on or prior to December 1, 2027, discounted at the Company’s 5-year unsecured borrowing rate as of the acquisition date, per authoritative accounting guidance.

40	U.S. Bancorp

Preliminary goodwill of $2.4 billion recorded in connection with the transaction resulted from the reputation, operating model and expertise of MUB. The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the estimated fair value of the net assets from MUB. The goodwill was allocated to the Company’s business segments on a preliminary basis and is not deductible for income tax purposes. Refer to Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for the amount of goodwill allocated to each business segment in connection with the transaction.
For further information on the fair value and unpaid principal balance of loans from the MUB acquisition, as well as the methods used to determine the fair values of the significant assets acquired and liabilities assumed, refer to Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
During the first quarter of 2023, the Company completed the divestiture of three MUB branches to HomeStreet Bank, a wholly owned subsidiary of HomeStreet, Inc., to satisfy regulatory requirements related to the acquisition. There were approximately $400 million in deposits and $22 million in loans divested as part of this transaction.

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
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	March 31, 2023				December 31, 2022
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity
U.S. Treasury and agencies	$1,344	$—	$(37)	$1,307	$1,344	$—	$(51)	$1,293
Mortgage-backed securities
Residential agency	85,419	23	(9,589)	75,853	85,693	2	(10,810)	74,885
Commercial agency	1,699	18	(1)	1,716	1,703	1	(8)	1,696
Total held-to-maturity	$88,462	$41	$(9,627)	$78,876	$88,740	$3	$(10,869)	$77,874
Available-for-sale
U.S. Treasury and agencies	$20,421	$3	$(2,370)	$18,054	$24,801	$1	$(2,769)	$22,033
Mortgage-backed securities
Residential agency	28,467	7	(2,329)	26,145	32,060	8	(2,797)	29,271
Commercial
Agency	8,727	—	(1,427)	7,300	8,736	—	(1,591)	7,145
Non-agency	7	—	—	7	7	—	—	7
Asset-backed securities	3,836	4	(33)	3,807	4,356	5	(38)	4,323
Obligations of state and political subdivisions	11,234	16	(1,076)	10,174	11,484	12	(1,371)	10,125
Other	4	—	—	4	6	—	—	6
Total available-for-sale	$72,696	$30	$(7,235)	$65,491	$81,450	$26	$(8,566)	$72,910
Investment securities with a fair value of $13.9 billion at March 31, 2023, and $15.3 billion at December 31, 2022, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $600 million at March 31, 2023, and $858 million at December 31, 2022.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended March 31
(Dollars in Millions)	2023	2022
Taxable	$994	$646
Non-taxable	80	71
Total interest income from investment securities	$1,074	$717

U.S. Bancorp	41

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended March 31
(Dollars in Millions)	2023	2022
Realized gains	$60	$242
Realized losses	(92)	(224)
Net realized gains (losses)	$(32)	$18
Income tax on net realized gains (losses)	$(8)	$4
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at March 31, 2023 and December 31, 2022.
At March 31, 2023, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2023:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$359	$(11)	$17,134	$(2,359)	$17,493	$(2,370)
Mortgage-backed securities
Residential agency	6,121	(252)	19,435	(2,077)	25,556	(2,329)
Commercial
Agency	—	—	7,300	(1,427)	7,300	(1,427)
Non-agency	7	—	—	—	7	—
Asset-backed securities	3,140	(33)	—	—	3,140	(33)
Obligations of state and political subdivisions	4,550	(126)	4,198	(950)	8,748	(1,076)
Other	—	—	4	—	4	—
Total investment securities	$14,177	$(422)	$48,071	$(6,813)	$62,248	$(7,235)
These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2023, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the three months ended March 31, 2023 and 2022, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
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

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at March 31, 2023:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
Held-to-maturity
U.S. Treasury and Agencies
Maturing in one year or less	$—	$—	—	—%
Maturing after one year through five years	1,344	1,307	3.0	2.85
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$1,344	$1,307	3.0	2.85%
Mortgage-Backed Securities (a)
Maturing in one year or less	$22	$21	.8	5.09%
Maturing after one year through five years	1,531	1,536	2.7	4.58
Maturing after five years through ten years	79,376	70,881	9.0	2.20
Maturing after ten years	6,189	5,131	10.2	1.93
Total	$87,118	$77,569	9.0	2.23%
Total held-to-maturity (b)	$88,462	$78,876	8.9	2.24%
Available-for-sale
U.S. Treasury and Agencies
Maturing in one year or less	$261	$261	.2	4.75%
Maturing after one year through five years	4,452	4,114	3.9	1.70
Maturing after five years through ten years	13,339	11,829	7.0	1.93
Maturing after ten years	2,369	1,850	11.2	2.00
Total	$20,421	$18,054	6.7	1.92%
Mortgage-Backed Securities (a)
Maturing in one year or less	$71	$70	.8	2.44%
Maturing after one year through five years	9,603	9,020	3.1	2.44
Maturing after five years through ten years	26,252	23,248	7.5	2.94
Maturing after ten years	1,275	1,114	11.1	3.55
Total	$37,201	$33,452	6.5	2.83%
Asset-Backed Securities
Maturing in one year or less	$3,054	$3,021	.4	4.25%
Maturing after one year through five years	506	509	3.2	6.94
Maturing after five years through ten years	276	277	5.7	5.77
Maturing after ten years	—	—	—	—
Total	$3,836	$3,807	1.2	4.72%
Obligations of State and Political
Subdivisions (c) (d)
Maturing in one year or less	$152	$153	.3	5.12%
Maturing after one year through five years	3,579	3,550	3.7	4.51
Maturing after five years through ten years	1,556	1,488	7.8	3.89
Maturing after ten years	5,947	4,983	16.2	3.21
Total	$11,234	$10,174	10.8	3.74%
Other
Maturing in one year or less	$—	$—	—	—%
Maturing after one year through five years	4	4	2.2	1.89
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$4	$4	2.2	1.89%
Total available-for-sale (b)	$72,696	$65,491	7.0	2.82%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
(b)
The weighted-average maturity of total held-to-maturity investment securities was 9.2 years at December 31, 2022, with a corresponding weighted-average yield of 2.18 percent. The weighted-average maturity of total available-for-sale investment securities was 7.4 years at December 31, 2022, with a corresponding weighted-average yield of 2.94 percent.

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

U.S. Bancorp	43

Note 5	Loans and Allowance for Credit Losses
The composition of the loan portfolio, by class and underlying specific portfolio type, was as follows:

	March 31, 2023		December 31, 2022
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$132,894	34.3%	$131,128	33.8%
Lease financing	4,432	1.1	4,562	1.2
Total commercial	137,326	35.4	135,690	35.0
Commercial Real Estate
Commercial mortgages	43,549	11.2	43,765	11.3
Construction and development	11,609	3.0	11,722	3.0
Total commercial real estate	55,158	14.2	55,487	14.3
Residential Mortgages
Residential mortgages	109,246	28.2	107,858	27.8
Home equity loans, first liens	7,702	2.0	7,987	2.0
Total residential mortgages	116,948	30.2	115,845	29.8
Credit Card	25,489	6.6	26,295	6.8
Other Retail
Retail leasing	5,017	1.3	5,519	1.4
Home equity and second mortgages	12,720	3.3	12,863	3.3
Revolving credit	3,720	.9	3,983	1.0
Installment	14,357	3.7	14,592	3.8
Automobile	17,131	4.4	17,939	4.6
Total other retail	52,945	13.6	54,896	14.1
Total loans	$387,866	100.0%	$388,213	100.0%
The Company had loans of $134.8 billion at March 31, 2023, and $134.6 billion at December 31, 2022, pledged at the Federal Home Loan Bank, and loans of $81.2 billion at March 31, 2023, and $85.8 billion at December 31, 2022, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. Net unearned interest and deferred fees and costs on originated loans and unamortized premiums and discounts on purchased loans amounted to $2.5 billion at March 31, 2023 and $3.1 billion at December 31, 2022. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased credit deteriorated loans.
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

44	U.S. Bancorp

The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include, but are not limited to, macroeconomic variables such as unemployment rates, real estate prices, gross domestic product levels, inflation, interest rates and corporate bonds spreads, as well as loan and borrower characteristics, such as internal risk ratings on commercial loans and consumer credit scores, delinquency status, collateral type and available valuation information, consideration of end-of-term losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. For each loan portfolio, including those loans modified under various loan modification programs, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices, economic conditions or other factors that would affect the accuracy of the model. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off or expected recoveries on collateral dependent loans where recovery is expected through sale of the collateral at fair value less selling costs. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses. The allowance recorded for individually evaluated loans greater than $
5
million in the commercial lending segment is based on an analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans as appropriate. For smaller commercial loans collectively evaluated for impairment, historical loss experience is also incorporated into the allowance methodology applied to this category of loans.
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
Activity in the allowance for credit losses by portfolio class was as follows:

(Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
Balance at December 31, 2022	$2,163	$1,325	$926	$2,020	$ 970	$7,404
Add
Change in accounting principle (a)	—	—	(31)	(27)	(4)	(62)
Allowance for acquired credit losses (b)	—	127	—	—	—	127
Provision for credit losses	64	24	51	294	(6)	427
Deduct
Loans charged-off	63	123	4	215	64	469
Less recoveries of loans charged-off	(16)	(6)	(5)	(40)	(29)	(96)
Net loan charge-offs (recoveries)	47	117	(1)	175	35	373
Balance at March 31, 2023	$2,180	$1,359	$947	$2,112	$925	$7,523
Balance at December 31, 2021	$1,849	$1,123	$565	$1,673	$945	$6,155
Add
Provision for credit losses	19	(54)	29	78	40	112
Deduct
Loans charged-off	55	1	5	158	61	280
Less recoveries of loans charged-off	(23)	(6)	(11)	(46)	(32)	(118)
Net loan charge-offs (recoveries)	32	(5)	(6)	112	29	162
Balance at March 31, 2022	$1,836	$1,074	$600	$1,639	$956	$6,105
(a)	Effective January 1, 2023, the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings.
(b)	Represents allowance for credit deteriorated and charged-off loans acquired from MUB.

U.S. Bancorp	45

The increase in the allowance for credit losses at March 31, 2023, compared with December 31, 2022, was primarily driven by increasing economic uncertainty and normalizing credit losses.
The following table provides a summary of loans charged-off by portfolio class and year of origination:

Three Months Ended March 31, 2023 (Dollars in Millions)	Commercial	Commercial Real Estate (a)	Residential Mortgages	Credit Card	Other Retail	Total Loans

Originated in 2023	$—	$—	$—	$—	$—	$—
Originated in 2022	6	88	—	—	10	104
Originated in 2021	4	—	—	—	11	15
Originated in 2020	4	—	—	—	6	10
Originated in 2019	5	3	1	—	7	16
Originated prior to 2019	11	32	3	—	8	54
Revolving	33	—	—	215	22	270
Total charge-offs	$63	$123	$4	$215	$64	$469
Note: Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended.
(a)	Primarily related to uncollectible amounts on acquired loans.
Credit Quality
The credit quality of the Company’s loan portfolios is assessed as a function of net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by the Company
.
For all loan portfolio classes, loans are considered past due based on the number of days delinquent except for monthly amortizing loans which are classified delinquent based upon the number of contractually required payments not made (for example, two missed payments is considered 30 days delinquent). When a loan is placed on nonaccrual status, unpaid accrued interest is reversed, reducing interest income in the current period.
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

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming (b)	Total
March 31, 2023
Commercial	$136,619	$ 457	$ 72	$ 178	$137,326
Commercial real estate	54,544	74	5	535	55,158
Residential mortgages (a)	116,411	148	97	292	116,948
Credit card	24,952	280	256	1	25,489
Other retail	52,494	254	64	133	52,945
Total loans	$385,020	$1,213	$494	$1,139	$387,866
December 31, 2022
Commercial	$135,077	$350	$94	$ 169	$135,690
Commercial real estate	55,057	87	5	338	55,487
Residential mortgages (a)	115,224	201	95	325	115,845
Credit card	25,780	283	231	1	26,295
Other retail	54,382	309	66	139	54,896
Total loans	$385,520	$1,230	$491	$ 972	$388,213

(a)
At March 31, 2023, $542 million of loans 30–89 days past due and $2.2 billion of loans 90 days or more past due purchased and that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $647 million and $2.2 billion at December 31, 2022, respectively.

(b)
Substantially all nonperforming loans at March 31, 2023 and December 31, 2022, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $4 million and $3 million for the three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023 and December 31, 2022, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $23 million. These amounts excluded $57 million and $54 million at March 31, 2023 and December 31, 2022, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at March 31, 2023 and December 31, 2022, was $1.1 billion, of which $861 million and $830 million, respectively, related to loans purchased and that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

U.S. Bancorp	47

The following table provides a summary of the Company’s internal credit quality rating of loans by portfolio class and year of origination:

	March 31, 2023					December 31, 2022
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total	Pass	Special Mention	Classified (a)	Total Criticized	Total
Commercial
Originated in 2023	$ 14,029	$ 74	$ 135	$ 209	$ 14,238	$ —	$ —	$ —	$ —	$ —
Originated in 2022	58,723	334	433	767	59,490	61,229	245	315	560	61,789
Originated in 2021	21,541	480	254	734	22,275	26,411	159	78	237	26,648
Originated in 2020	5,226	66	123	189	5,415	7,049	68	138	206	7,255
Originated in 2019	2,859	26	203	229	3,088	3,962	51	210	261	4,223
Originated prior to 2019	5,201	44	48	92	5,293	8,986	64	129	193	9,179
Revolving (b)	26,919	147	461	608	27,527	25,888	344	364	708	26,596
Total commercial	134,498	1,171	1,657	2,828	137,326	133,525	931	1,234	2,165	135,690

Commercial real estate
Originated in 2023	2,868	131	160	291	3,159	—	—	—	—	—
Originated in 2022	15,229	261	640	901	16,130	14,527	206	519	725	15,252
Originated in 2021	12,809	358	186	544	13,353	13,565	171	99	270	13,835
Originated in 2020	5,441	49	131	180	5,621	6,489	97	117	214	6,703
Originated in 2019	6,317	220	282	502	6,819	6,991	251	304	555	7,546
Originated prior to 2019	7.959	130	566	696	8,655	9,639	138	875	1,013	10,652
Revolving	1,405	—	16	16	1,421	1,489	—	10	10	1,499
Total commercial real estate	52,028	1,149	1,981	3,130	55,158	52,700	863	1,924	2,787	55,487

Residential mortgages (c)
Originated in 2023	2,581	—	—	—	2,581	—	—	—	—	—
Originated in 2022	29,297	—	6	6	29,303	28,452	—	—	—	28,452
Originated in 2021	37,494	—	10	10	37,504	39,527	—	7	7	39,534
Originated in 2020	15,832	—	10	10	15,842	16,556	—	8	8	16,564
Originated in 2019	6,832	—	16	16	6,848	7,222	—	18	18	7,240
Originated prior to 2019	24,522	—	348	348	24,870	23,658	—	397	397	24,055
Total residential mortgages	116,558	—	390	390	116,948	115,415	—	430	430	115,845

Credit card (d)	25,232	—	257	257	25,489	26,063	—	232	232	26,295

Other retail
Originated in 2023	1,958	—	—	—	1,958	—	—	—	—	—
Originated in 2022	8,903	—	6	6	8,909	9,563	—	6	6	9,569
Originated in 2021	14,208	—	12	12	14,220	15,352	—	12	12	15,364
Originated in 2020	7,083	—	10	10	7,093	7,828	—	11	11	7,839
Originated in 2019	2,886	—	10	10	2,896	3,418	—	13	13	3,431
Originated prior to 2019	3,063	—	18	18	3,081	3,689	—	31	31	3,720
Revolving	13,846	—	99	99	13,945	14,029	—	98	98	14,127
Revolving converted to term	788	—	55	55	843	800	—	46	46	846
Total other retail	52,735	—	210	210	52,945	54,679	—	217	217	54,896
Total loans	$381,051	$2,320	$4,495	$6,815	$387,866	$382,382	$ 1,794	$4,037	$5,831	$388,213
Total outstanding commitments	$778,269	$3,209	$6,240	$9,449	$787,718	$772,804	$ 2,825	$5,041	$7,866	$780,670
Note: Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended.

(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	Includes an immaterial amount of revolving converted to term loans.
(c)
At March 31, 2023, $2.2 billion of GNMA loans 90 days or more past due and $268 million of modified GNMA loans whose repayments are
 insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $2.2 billion and $1.0 billion at December 31, 2022, respectively.

(d)	Predominately all credit card loans are considered revolving loans. Includes an immaterial amount of revolving converted to term loans.
Loan Modifications
In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. The Company recognizes interest on modified loans if full collection of contractual principal and interest is expected. The effects of modifications on credit loss expectations, such as improved payment capacity, longer expected lives and other factors, are considered when measuring the allowance for credit losses. Modification performance, including redefault rates and how these compare to historical losses, are also considered. Modifications generally do not result in significant changes to the Company’s allowance for credit losses.

48	U.S. Bancorp

The following table provides a summary of loan balances at March 31, 2023, which were modified during the three months ended March 31, 2023, by portfolio class and modification granted:

(Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications (a)	Total Modifications	Percent of Class Total
Commercial	$114	$—	$68	$—	$182	.1%
Commercial real estate	—	—	12	28	40	.1
Residential mortgages (b)	—	130	10	12	152	.1
Credit card	94	—	—	—	94	.4
Other retail	2	11	63	2	78	.1
Total loans, excluding loans purchased from GNMA mortgage pools	210	141	153	42	546	.1
Loans purchased from GNMA mortgage pools (b)	—	243	63	47	353	.3

Total loans	$210	$384	$216	$89	$899	.2%

(a)
Includes $52 million of total loans receiving a payment delay and term extension, $32 million of total loans receiving an interest rate reduction and term extension and $5 million of total loans receiving an interest rate reduction, payment delay and term extension.

(b)	Percent of class total amounts expressed as a percent of total residential mortgage loan balances.
Loan modifications included in the table above exclude trial period arrangements offered to customers and secured loans to consumer borrowers that have had debt discharged through bankruptcy where the borrower has not reaffirmed the debt during the periods presented. At March 31, 2023, the balance of loans modified in trial period arrangements during the three months ended March 31, 2023, was $183 million, while the balance of secured loans to consumer borrowers that have had debt discharged through bankruptcy during this same period was not material.
The following table summarizes the effects of loan modifications made to borrowers on loans modified during the three months ended March 31, 2023:

(Dollars in Millions)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension

Commercial	2.4%	5
Commercial real estate	5.0	6
Residential mortgages	1.2	120
Credit card	16.0	—
Other retail	6.6	151
Loans purchased from GNMA mortgage pools	.7	66
Note: The weighted-average payment deferral for all portfolio classes was less than $1 million.
Forbearance payments are required to be paid at the end of the original term loan.
For the commercial lending segment, modifications generally result in the Company working with borrowers on a case-by-case basis. Commercial and commercial real estate modifications generally include extensions of the maturity date and may be accompanied by an increase or decrease to the interest rate. In addition, the Company may work with the borrower in identifying other changes that mitigate loss to the Company, which may include additional collateral or guarantees to support the loan. To a lesser extent, the Company may provide an interest rate reduction.
Modifications for the consumer lending segment are generally part of programs the Company has initiated. The Company modifies residential mortgage loans under Federal Housing Administration, United States Department of Veterans Affairs, or its own internal programs. Under these programs, the Company offers qualifying homeowners the opportunity to permanently modify their loan and achieve more affordable monthly payments. These modifications may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extension of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In most instances, participation in residential mortgage loan modification programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement, and the loan documents are not modified until that time.
Credit card and other retail loan modifications are generally part of distinct modification programs providing customers experiencing financial difficulty with modifications whereby balances may be amortized up to 60 months, and generally include waiver of fees and reduced interest rates.

U.S. Bancorp	49

Loans that receive a forbearance plan generally remain in default until they are no longer delinquent as the result of the payment of all past due amounts or the borrower receiving a term extension or modification. Therefore, loans only receiving forbearance plans are not included in the table below.
The following table provides a summary of loan balances at March 31, 2023, which were modified during the three months ended March 31, 2023, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial	$146	$6	$30	$182
Commercial real estate	6	—	34	40
Residential mortgages (a)	319	3	10	332
Credit card	56	28	10	94
Other retail	64	3	2	69

Total loans	$591	$40	$86	$717

(a)
At March 31, 2023, $32 million of loans 30-89 days past due and $1 mi
llion of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing administration or guaranteed by the United States Department of Veterans Affairs, were classified as current.

As of March 31, 2023 there were no loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified within the first three months of 2023.
As of March 31, 2023, the Company had $133 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified.
Prior Period Troubled Debt Restructuring Information
The following table provides a summary of loans modified as troubled debt restructurings for the period presented by portfolio class:

Three Months Ended March 31, 2022 (Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Commercial	509	$38	$32
Commercial real estate	9	11	10
Residential mortgages	840	228	226
Credit card	9,339	50	50
Other retail	728	37	37
Total loans, excluding loans purchased from GNMA mortgage pools	11,425	364	355
Loans purchased from GNMA mortgage pools	390	55	55

Total loans	11,815	$419	$410
The following table provides a summary of troubled debt restructured loans that defaulted (fully or partially charged-off or became 90 days or more past due) for the period presented, that were modified as troubled debt restructurings within 12 months previous to default:

Three Months Ended March 31, 2022 (Dollars in Millions)	Number of Loans	Amount Defaulted
Commercial	214	$3
Commercial real estate	3	1
Residential mortgages	34	3
Credit card	1,634	9
Other retail	83	1
Total loans, excluding loans purchased from GNMA mortgage pools	1,968	17
Loans purchased from GNMA mortgage pools	49	8

Total loans	2,017	$25

Note 6	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities
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

50	U.S. Bancorp

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
The Company previously provided financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company discontinued providing this support beginning in the third quarter of 2022 due to rising interest rates. The Company provided
$
58
 million of support to the funds during the three months ended March 31, 2022.
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $138 million and $113 million for the three months ended March 31, 2023 and 2022, respectively. The Company also recognized $164 million and $13 million of investment tax credits for the three months ended March 31, 2023 and 2022, respectively. The Company recognized $130 million and $102 million of expenses related to all of these investments for the three months ended March 31, 2023 and 2022, respectively, which were primarily included in tax expense.
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
The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	March 31, 2023	December 31, 2022
Investment carrying amount	$5,667	$5,452
Unfunded capital and other commitments	2,680	2,416
Maximum exposure to loss	9,662	9,761
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in

U.S. Bancorp	51

other
assets on the Consolidated Balance Sheet, was approximately $186 million at March 31, 2023 and $177 million at December 31, 2022. The maximum exposure to loss related to these VIEs was $309 million at March 31, 2023 and $310 million at December 31, 2022, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The
Company also held senior notes of $3.0 billion as available-for-sale investment securities at March 31, 2023, compared with $3.4 billion at December 31, 2022. These senior notes were issued by third-party securitization vehicles that held $3.5 billion at March 31, 2023 and $4.0 billion at December 31, 2022 of indirect auto loans that collateralize the senior notes. These VIEs are not consolidated by the Company.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $96 million at March 31, 2023, compared with less than $1 million to $116 million at December 31, 2022.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At March 31, 2023, approximately $6.0 billion of the Company’s assets and $4.4 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $5.9 billion and $4.2 billion, respectively, at December 31, 2022. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At March 31, 2023, $1.3 billion of available-for-sale investment securities and $1.0 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $1.5 billion of available-for-sale investment securities and $1.0 billion of short-term borrowings at December 31, 2022.

Note 7	Mortgage Servicing Rights
The Company
capitalizes
MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $245.6 billion of residential mortgage loans for others at March 31, 2023, and $243.6 billion at December 31, 2022, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net losses of $11 million and $29 million for the three months ended March 31, 2023 and 2022, respectively. Loan servicing and ancillary fees, not including valuation
changes,

included in mortgage banking revenue were $190 million and $185 million for the three months ended March 31, 2023 and 2022, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended March 31
(Dollars in Millions)	2023	2022
Balance at beginning of period	$3,755	$2,953
Rights purchased	1	3
Rights capitalized	96	237
Rights sold (a)	1	1
Changes in fair value of MSRs
Due to fluctuations in market interest rates (b)	(38)	368
Due to revised assumptions or models (c)	5	(27)
Other changes in fair value (d)	(96)	(103)
Balance at end of period	$3,724	$3,432

(a)	MSRs sold include those having a negative fair value, resulting from the loans being severely delinquent.
(b)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
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

52	U.S. Bancorp

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	March 31, 2023						December 31, 2022
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(865)	$(386)	$(178)	$78	$149	$266	$(334)	$(153)	$(73)	$66	$125	$224
Derivative instrument hedges	913	395	178	(79)	(152)	(277)	337	153	73	(67)	(127)	(236)
Net sensitivity	$48	$9	$—	$(1)	$(3)	$(11)	$3	$—	$—	$(1)	$(2)	$(12)
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
The following table provides a summary of the Company’s MSRs and related characteristics by portfolio:

	March 31, 2023				December 31, 2022
(Dollars in Millions)	HFA	Government	Conventional (d)	Total	HFA	Government	Conventional (d)	Total
Servicing portfolio (a)	$44,746	$23,695	$173,277	$241,718	$44,071	$23,141	$172,541	$239,753
Fair value	$716	$454	$2,554	$3,724	$725	$454	$2,576	$3,755
Value (bps) (b)	160	192	147	154	165	196	149	157
Weighted-average servicing fees (bps)	36	43	27	30	36	42	27	30
Multiple (value/servicing fees)	4.44	4.50	5.42	5.08	4.56	4.69	5.52	5.20
Weighted-average note rate	4.24%	3.92%	3.59%	3.74%	4.16%	3.81%	3.52%	3.67%
Weighted-average age (in years)	4.1	5.5	3.9	4.1	4.0	5.7	3.7	3.9
Weighted-average expected prepayment (constant prepayment rate)	8.0%	9.5%	8.4%	8.4%	7.4%	8.5%	7.8%	7.8%
Weighted-average expected life (in years)	8.5	7.3	7.3	7.5	8.8	7.6	7.5	7.7
Weighted-average option adjusted spread (c)	7.6%	6.9%	4.9%	5.7%	7.6%	6.9%	5.1%	5.8%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)	Represents loans sold primarily to GSEs.

Note 8	Preferred Stock
At March 31, 2023 and December 31, 2022, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	March 31, 2023				December 31, 2022
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	18,000	450	13	437
Total preferred stock (a)	243,510	$7,026	$218	$6,808	243,510	$7,026	$218	$6,808

(a)	The par value of all shares issued and outstanding at March 31, 2023 and December 31, 2022, was $1.00 per share.

U.S. Bancorp	53

Note 9	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity for the three months ended March 31, is as follows:

(Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2023
Balance at beginning of period	$(6,378)	$(3,933)	$(114)	$(939)	$(43)	$(11,407)
Changes in unrealized gains (losses)	1,305	—	204	1	—	1,510
Foreign currency translation adjustment (a)	—	—	—	—	(1)	(1)
Reclassification to earnings of realized (gains) losses	32	121	7	(2)	—	158
Applicable income taxes	(328)	(31)	(54)	—	—	(413)
Balance at end of period	$(5,369)	$(3,843)	$43	$(940)	$(44)	$(10,153)
2022
Balance at beginning of period	$540	$(935)	$(85)	$(1,426)	$(37)	$(1,943)
Changes in unrealized gains (losses)	(6,754)	—	—	—	—	(6,754)
Foreign currency translation adjustment (a)	—	—	—	—	—	—
Reclassification to earnings of realized (gains) losses	(18)	42	11	32	—	67
Applicable income taxes	1,714	(11)	(3)	(8)	—	1,692
Balance at end of period	$(4,518)	$(904)	$(77)	$(1,402)	$(37)	$(6,938)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.
Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings for the three months ended March 31, is as follows:

	Impact to Net Income		Affected Line Item in the
(Dollars in Millions)	2023	2022	Consolidated Statement of Income
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$(32)	$18	Securities gains (losses), net
	8	(5)	Applicable income taxes
	(24)	13	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains (losses)	(121)	(42)	Interest income
	31	11	Applicable income taxes
	(90)	(31)	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(7)	(11)	Interest expense
	1	3	Applicable income taxes
	(6)	(8)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	2	(32)	Other noninterest expense
	—	8	Applicable income taxes
	2	(24)	Net-of-tax
Total impact to net income	$(118)	$(50)

54	U.S. Bancorp

Note 10	Earnings Per Share
The components of earnings per share were:

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2023	2022
Net income attributable to U.S. Bancorp	$1,698	$1,557
Preferred dividends	(98)	(84)
Earnings allocated to participating stock awards	(8)	(7)
Net income applicable to U.S. Bancorp common shareholders	$1,592	$1,466
Average common shares outstanding	1,532	1,485
Net effect of the exercise and assumed purchase of stock awards	—	1
Average diluted common shares outstanding	1,532	1,486
Earnings per common share	$1.04	$.99
Diluted earnings per common share	$1.04	$.99

Options outstanding at March 31, 2023 to purchase 1
million common shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2023 because they were antidilutive.

Note 11	Employee Benefits
The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended March 31
	Pension Plans		Postretirement Welfare Plans
(Dollars in Millions)	2023	2022	2023	2022
Service cost	$56	$69	$—	$—
Interest cost	93	61	1	—
Expected return on plan assets	(137)	(119)	(1)	—
Prior service cost (credit) amortization	—	(1)	(1)	—
Actuarial loss (gain) amortization	1	35	(2)	(2)
Net periodic benefit cost (a)	$13	$45	$(3)	$(2)

(a)
Service cost is included in compensation and employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

Note 12	Income Taxes
The components of income tax expense were:

	Three Months Ended March 31
(Dollars in Millions)	2023	2022
Federal
Current	$397	$404

Deferred	(32)	(102)
Federal income tax	365	302
State
Current	96	89

Deferred	(6)	6

State income tax	90	95
Total income tax provision	$455	$397

U.S. Bancorp	55

A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended March 31
(Dollars in Millions)	2023	2022
Tax at statutory rate	$453	$411
State income tax, at statutory rates, net of federal tax benefit	102	84
Tax effect of
Tax credits and benefits, net of related expenses	(77)	(106)
Tax-exempt income	(34)	(28)
Other items	11	36
Applicable income taxes	$455	$397
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2023, federal tax examinations for all years ending through December 31, 2014 are completed and resolved. The Company’s tax returns for the years ended December 31, 2015 through December 31, 2020 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $6.0 billion at March 31, 2023 and $6.3 billion at December 31, 2022.

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
Cash Flow Hedges
These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At March 31, 2023, the Company had $43 million (net-of-tax) of realized and unrealized gains on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $114 million (net-of-tax) of realized and unrealized losses at December 31, 2022. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a gain
 of $31 million (net-of-tax). All cash flow hedges were highly effective for the three months ended March 31, 2023.
Net Investment Hedges
 The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.3 billion at March 31, 2023 and December 31, 2022.

56	U.S. Bancorp

Other Derivative Positions
 The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to mortgage loans held for sale (“MLHFS”) and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, swaptions, forward commitments to buy TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate derivatives and foreign exchange contracts for its customers. The Company mitigates the market and liquidity risk associated with these customer derivatives by entering into similar offsetting positions with broker-dealers, or on a portfolio basis by entering into other derivative or non-derivative financial instruments that partially or fully offset the exposure to earnings from these customer-related positions. The Company’s customer derivatives and related hedges are monitored and reviewed by the Company’s Market Risk Committee, which establishes policies for market risk management, including exposure limits for each portfolio. The Company also has derivative contracts that are created through its operations, including certain unfunded mortgage loan commitments and swap agreements related to the sale of a portion of its Class B common and preferred shares of Visa Inc. Refer to Note 15 for further information on these swap agreements. The Company may use credit derivatives economically to hedge credit risk.
The following table summarizes the asset and liability management derivative positions of the Company:

	March 31, 2023			December 31, 2022
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$17,400	$—	$—	$17,400	$—	$9
Pay fixed/receive floating swaps	13,564	—	—	5,542	—	—
Cash flow hedges
Interest rate contracts
Receive fixed/pay floating swaps	18,800	—	—	14,300	—	—
Net investment hedges
Foreign exchange forward contracts	784	—	9	778	—	—
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	8,120	29	15	3,546	10	18
Sell	6,891	12	32	7,522	20	38
Options
Purchased	14,109	344	—	11,434	346	—
Written	10,295	20	159	7,849	7	148
Receive fixed/pay floating swaps	8,504	1	—	9,215	—	3
Pay fixed/receive floating swaps	9,190	—	—	9,616	—	—
Foreign exchange forward contracts	1,124	2	7	962	2	6
Equity contracts	361	6	7	361	—	10
Credit contracts	375	1	—	330	—	—
Other (a)	2,140	12	158	1,908	11	190
Total	$111,657	$427	$387	$90,763	$396	$422

(a)
Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $1.8 billion and $157 million at March 31, 2023, respectively, compared to $1.8 billion and $190 million at December 31, 2022, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $250 million at March 31, 2023, and $13 million at December 31, 2022.

U.S. Bancorp	57

The following table summarizes the customer-related derivative positions of the Company:

	March 31, 2023			December 31, 2022
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts
Receive fixed/pay floating swaps	$314,593	$576	$4,527	$301,690	$309	$5,689
Pay fixed/receive floating swaps	325,360	2,005	329	316,133	2,323	206
Other (a)	53,267	3	32	40,261	3	16
Options
Purchased	113,374	1,551	9	103,489	1,794	5
Written	111,689	12	1,545	99,923	6	1,779
Futures
Buy	417	—	—	3,623	—	4
Sell	—	—	—	2,376	8	—
Foreign exchange rate contracts
Forwards, spots and swaps	129,301	2,638	2,196	134,666	3,010	2,548
Options
Purchased	1,211	28	—	954	22	—
Written	1,211	—	28	954	—	22
Credit contracts	11,066	1	8	10,765	1	8
Total	$1,061,489	$6,814	$8,674	$1,014,834	$7,476	$10,277

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.
The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax) for the three months ended March 31:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2023	2022	2023	2022
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$151	$—	$(6)	$(8)
Net investment hedges
Foreign exchange forward contracts	(3)	(1)	—	—
Non-derivative debt instruments	(18)	20	—	—

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.
The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income for the three months ended March 31:

	Interest Income		Interest Expense
(Dollars in Millions)	2023	2022	2023	2022
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$6,964	$3,418	$2,330	$245

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	(178)	517	(114)	72
Hedged items	174	(518)	114	(71)
Cash flow hedges
Interest rate contract derivatives	—	—	7	11

Note:
The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $7 million and $11 million into earnings during the three months ended March 31, 2023 and 2022, respectively, as a result of realized cash flows on discontinued cash flow hedges. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.

58	U.S. Bancorp

The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities	$13,065	$4,937	$(365)	$(552)
Long-term debt	16,644	17,190	(61)	(142)

(a)
The cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale investment securities and long-term debt was $(379
)
million and $366 million, respectively, at March 31, 2023, compared with $(392) million and $399 million at December 31, 2022, respectively.

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions for the three months ended March 31:

	Location of Gains (Losses) Recognized in Earnings
(Dollars in Millions)		2023	2022
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$7	$223
Purchased and written options	Mortgage banking revenue	(2)	(47)
Swaps	Mortgage banking revenue	58	(204)
Foreign exchange forward contracts	Other noninterest income	(5)	(3)
Equity contracts	Compensation expense	(3)	(2)
Other	Other noninterest income	(2)	(1)
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	52	17
Purchased and written options	Commercial products revenue	—	4
Futures	Commercial products revenue	(1)	16
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	28	15
Credit contracts	Commercial products revenue	—	5
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at March 31, 2023, was $2.2 billion. At March 31, 2023, the Company had $1.8 billion of cash posted as collateral against this net liability position.

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

Company’s $
1.2
trillion total notional amount of derivative positions at March 31, 2023, $
575.6
 billion related to bilateral over-the-counter trades, $
595.8
 billion related to those centrally cleared through clearinghouses and $
1.8
 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 13 for further discussion of the Company’s derivatives, including collateral arrangements.
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
levels.

60	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
March 31, 2023
Repurchase agreements
U.S. Treasury and agencies	$1,538	$—	$—	$—	$1,538
Residential agency mortgage-backed securities	593	—	—	—	593
Corporate debt securities	1,011	—	—	—	1,011
Total repurchase agreements	3,142	—	—	—	3,142
Securities loaned
Corporate debt securities	203	—	—	—	203
Total securities loaned	203	—	—	—	203
Gross amount of recognized liabilities	$3,345	$—	$—	$—	$3,345
December 31, 2022
Repurchase agreements
U.S. Treasury and agencies	$147	$—	$ —	$—	$147
Residential agency mortgage-backed securities	846	—	—	—	846
Corporate debt securities	439	—	—	—	439
Total repurchase agreements	1,432	—	—	—	1,432
Securities loaned
Corporate debt securities	120	—	—	—	120
Total securities loaned	120	—	—	—	120
Gross amount of recognized liabilities	$1,552	$—	$—	$—	$1,552
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
The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

(Dollars in Millions)	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Received (c)
March 31, 2023
Derivative assets (d)	$7,204	$(4,261)	$2,943	$(182)	$(1)	$2,760
Reverse repurchase agreements	1,639	—	1,639	(473)	(1,166)	—
Securities borrowed	1,760	—	1,760	—	(1,712)	48
Total	$10,603	$(4,261)	$6,342	$(655)	$(2,879)	$2,808
December 31, 2022
Derivative assets (d)	$7,852	$(5,427)	$2,425	$(231)	$(80)	$2,114
Reverse repurchase agreements	107	—	107	(102)	(5)	—
Securities borrowed	1,606	—	1,606	—	(1,548)	58
Total	$9,565	$(5,427)	$4,138	$(333)	$(1,633)	$2,172

(a)	Includes $2.2 billion and $3.0 billion of cash collateral related payables that were netted against derivative assets at March 31, 2023 and December 31, 2022, respectively.
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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $37 million and $20 million at March 31, 2023 and December 31, 2022, respectively, of derivative assets not subject to netting arrangements.

U.S. Bancorp	61

(Dollars in Millions)	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Pledged (c)
March 31, 2023
Derivative liabilities (d)	$8,902	$(3,810)	$5,092	$(182)	$—	$4,910
Repurchase agreements	3,142	—	3,142	(473)	(2,669)	—
Securities loaned	203	—	203	—	(200)	3
Total	$12,247	$(3,810)	$8,437	$(655)	$(2,869)	$4,913
December 31, 2022
Derivative liabilities (d)	$10,506	$(4,551)	$5,955	$(231)	$—	$5,724
Repurchase agreements	1,432	—	1,432	(102)	(1,325)	5
Securities loaned	120	—	120	—	(118)	2
Total	$12,058	$(4,551)	$7,507	$(333)	$(1,443)	$5,731

(a)	Includes $1.8 billion and $2.1 billion of cash collateral related receivables that were netted against derivative liabilities at March 31, 2023 and December 31, 2022, respectively.
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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $159 million and $193 million at March 31, 2023 and December 31, 2022, respectively, of derivative liabilities not subject to netting arrangements.

Note 15	Fair Values of Assets and Liabilities
The Company uses fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures. Derivatives, trading and available-for-sale investment securities, MSRs and substantially all MLHFS are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. Other financial instruments, such as held-to-maturity investment securities, loans, time deposits, short-term borrowings and long-term debt, are accounted for at amortized cost. See “Fair Value of Financial Instruments” in this Note for further information on the estimated fair value of these other financial instruments. In accordance with disclosure guidance, certain financial instruments, such as deposits with no defined or contractual maturity, receivables and payables due in one year or less, insurance contracts and equity investments not accounted for at fair value, are excluded from this Note.
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

Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the three months ended March 31, 2023 and 2022, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale
 MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net losses of $3 million and $234 million for the three months ended March 31, 2023 and 2022, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
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

The Visa swaps require payments by either the Company or the purchaser of the Visa Inc. Class B common and preferred shares when there are changes in the conversion rate of the Visa Inc. Class B common and preferred shares to Visa Inc. Class A common and preferred shares, respectively, as well as quarterly payments to the purchaser based on specified terms of the agreements. Management reviews and updates the Visa swaps fair value in conjunction with its review of Visa Inc. related litigation contingencies, and the associated escrow funding. The expected litigation resolution impacts the Visa Inc. Class B common share to Visa Inc. Class A common share conversion rate, as well as the ultimate termination date for the Visa swaps. Accordingly, the Visa swaps are classified within Level
3
. Refer to Note
16
for further information on the Visa Inc. restructuring and related card association litigation.
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
The following table shows the significant valuation assumption ranges for MSRs at March 31, 2023:

	Minimum	Maximum	Weighted- Average (a)
Expected prepayment	6%	20%	9%
Option adjusted spread	5	11	6

(a)	Determined based on the relative fair value of the related mortgage loans serviced.
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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at March 31, 2023:

	Minimum	Maximum	Weighted- Average (a)
Expected loan close rate	1%	100%	76%
Inherent MSR value (basis points per loan)	21	178	100

(a)	Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance.

64	U.S. Bancorp

A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At March 31, 2023, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 1,210 percent and 2 percent, respectively.
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
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2023
Available-for-sale securities
U.S. Treasury and agencies	$12,539	$5,515	$—	$—	$18,054
Mortgage-backed securities
Residential agency	—	26,145	—	—	26,145
Commercial
Agency	—	7,300	—	—	7,300
Non-agency	—	7	—	—	7
Asset-backed securities	—	3,807	—	—	3,807
Obligations of state and political subdivisions	—	10,173	1	—	10,174
Other	—	4	—	—	4
Total available-for-sale	12,539	52,951	1	—	65,491
Mortgage loans held for sale	—	1,990	—	—	1,990
Mortgage servicing rights	—	—	3,724	—	3,724
Derivative assets	3	5,954	1,284	(4,261)	2,980
Other assets	296	2,087	—	—	2,383
Total	$12,838	$62,982	$5,009	$(4,261)	$76,568
Derivative liabilities	$—	$5,512	$3,549	$(3,810)	$5,251
Short-term borrowings and other liabilities (a)	334	1,723	—	—	2,057
Total	$334	$7,235	$3,549	$(3,810)	$7,308
December 31, 2022
Available-for-sale securities
U.S. Treasury and agencies	$13,723	$8,310	$—	$—	$22,033
Mortgage-backed securities
Residential agency	—	29,271	—	—	29,271
Commercial
Agency	—	7,145	—	—	7,145
Non-agency	—	7	—	—	7
Asset-backed securities	—	4,323	—	—	4,323
Obligations of state and political subdivisions	—	10,124	1	—	10,125
Other	—	6	—	—	6
Total available-for-sale	13,723	59,186	1	—	72,910
Mortgage loans held for sale	—	1,849	—	—	1,849
Mortgage servicing rights	—	—	3,755	—	3,755
Derivative assets	9	6,608	1,255	(5,427)	2,445
Other assets	248	1,756	—	—	2,004
Total	$13,980	$69,399	$5,011	$(5,427)	$82,963
Derivative liabilities	$4	$6,241	$4,454	$(4,551)	$6,148
Short-term borrowings and other liabilities (a)	125	1,564	—	—	1,689
Total	$129	$7,805	$4,454	$(4,551)	$7,837

Note:
Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $106 million and $104 million at March 31, 2023 and December 31, 2022, respectively. The Company has not recorded impairments or adjustments for observable price changes on these equity investments during the first three months of 2023 and 2022, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp	65

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2023
Available-for-sale securities
Obligations of state and political subdivisions	$1	$—		$—	$—	$—		$—	$1	$—
Total available-for-sale	1	—		—	—	—		—	1	—
Mortgage servicing rights	3,755	(129	) (a)	1	1	96	(c)	—	3,724	(129	) (a)
Net derivative assets and liabilities	(3,199)	(316	) (b)	423	(12)	—		839	(2,265)	529	(d)

2022
Available-for-sale securities
Asset-backed securities	$7	$—		$—	$—	$—		$—	$7	$—
Obligations of state and political subdivisions	1	—		—	—	—		—	1	—
Total available-for-sale	8	—		—	—	—		—	8	—
Mortgage servicing rights	2,953	238	(a)	3	1	237	(c)	—	3,432	238	(a)

Net derivative assets and liabilities	799	(1,867	) (e)	11	(1)	—		47	(1,011)	(1,697	) (f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $ 51 million, $ (365) million and $ (2) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $ 22 million, $ 509 m illion and $ (2) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $(83) million, $(1.8) billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)	Approximately $(24) million, $(1.7) billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	March 31, 2023				December 31, 2022
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Loans (a)	$—	$—	$107	$107	$—	$—	$97	$97

Other assets (b)	—	—	2	2	—	—	21	21

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios for the three months ended March 31:

(Dollars in Millions)	2023	2022

Loans (a)	$142	$11

Other assets (b)	1	1

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

66	U.S. Bancorp

Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	March 31, 2023			December 31, 2022
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$1,990	$1,988	$2	$1,849	$1,848	$1
Nonaccrual loans	1	1	—	1	1	—
Loans 90 days or more past due	2	2	—	1	1	—
Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of March 31, 2023 and December 31, 2022. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2023					December 31, 2022
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$67,228	$67,228	$—	$—	$67,228	$53,542	$53,542	$—	$—	$53,542
Federal funds sold and securities purchased under resale agreements	1,698	—	1,698	—	1,698	356	—	356	—	356
Investment securities held-to-maturity	88,462	1,307	77,569	—	78,876	88,740	1,293	76,581	—	77,874
Loans held for sale (a)	391	—	—	391	391	351	—	—	351	351
Loans	380,846	—	—	372,857	372,857	381,277	—	—	368,874	368,874
Other (b)	3,894	—	3,143	751	3,894	2,962	—	2,224	738	2,962
Financial Liabilities
Time deposits	37,515	—	37,264	—	37,264	32,946	—	32,338	—	32,338
Short-term borrowings (c)	54,818	—	54,418	—	54,418	29,527	—	29,145	—	29,145
Long-term debt	42,045	—	39,960	—	39,960	39,829	—	37,622	—	37,622
Other (d)	5,351	—	1,461	3,890	5,351	5,137	—	1,500	3,637	5,137

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Includes investments in Federal Reserve Bank and Federal Home Loan Bank stock and tax-advantaged investments.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.
(d)	Includes operating lease liabilities and liabilities related to tax-advantaged investments.
The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $536 million and $498 million at March 31, 2023 and December 31, 2022, respectively. The carrying value of other guarantees was $255 million and $241 million at March 31, 2023 and December 31, 2022, respectively.

U.S. Bancorp	67

Note 16	Guarantees and Contingent Liabilities
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
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2023:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$21	$10,699
Third party borrowing arrangements	—	—	11
Securities lending indemnifications	9,778	—	9,679
Asset sales	—	100	8,221	(a)
Merchant processing	930	134	136,979
Tender option bond program guarantee	1,308	—	1,280
Other	—	21	2,005

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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2023, the value of airline

68	U.S. Bancorp

tickets purchased to be delivered at a future date through card transactions processed by the Company was $11.2 billion. The Company held collateral of $777 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At March 31, 2023, the liability was $116 million primarily related to these airline processing arrangements.
Asset Sales
The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At March 31, 2023, the Company had reserved $16 million for potential losses from representation and warranty obligations, compared with $17 million at December 31, 2022. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of March 31, 2023 and December 31, 2022, the Company had $36 million and $39 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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
Residential Mortgage-Backed Securities Litigatio
n
Starting in 2011, the Company and other large financial institutions have been sued in their capacity as trustee for residential mortgage–backed securities trusts for losses arising out of the 2008 financial crisis. In the lawsuits brought against the Company, the investors and a monoline insurer allege that the Company’s primary banking subsidiary, U.S. Bank National Association (“USBNA”), as trustee caused them to incur substantial losses by failing to enforce loan repurchase obligations and failing to abide by appropriate standards of care after events of default allegedly occurred. The plaintiffs in these matters seek monetary damages in unspecified amounts and most also seek equitable relief.
Regulatory Matters
The Company is continually subject to examinations, inquiries and investigations in areas of heightened regulatory scrutiny, such as compliance, risk management, third-party risk management and consumer protection. For example, as part of an industry-wide inquiry, the Company’s broker-dealer and registered investment advisor subsidiaries received from the Securities and Exchange Commission a request for information concerning compliance with record retention requirements relating to electronic business communications. Also, the Consumer Financial Protection Bureau (“CFPB”) has been investigating the Company’s administration of unemployment insurance benefit prepaid debit cards during the pandemic timeframe and is considering a potential enforcement action. The Company is cooperating fully with all pending examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).

U.S. Bancorp	69

MUFG Union Bank Consent Order
The Company acquired MUB on December 1, 2022. Prior to the acquisition, on September 20, 2021, MUB entered into a consent order with the Office of the Comptroller of the Currency (the “OCC”) relating to deficiencies in MUB’s technology and operational risk management (the “MUB Consent Order”). Under the MUB Consent Order, the OCC found MUB to be in noncompliance with the Interagency Guidelines Establishing Information Security Standards and to have engaged in unsafe and unsound practices regarding technology and operational risk management.
The OCC’s conditional approval to merge MUB with and into USBNA (the “Bank Merger”) requires USBNA to succeed to the terms and obligations of the MUB Consent Order and comply with the other conditions described therein. The Bank Merger is expected to occur in connection with the conversion of MUB customers and systems to the USBNA platform over Memorial Day weekend in 2023. The Company’s losses, costs, expenses and damages relating to or resulting from the MUB Consent Order are indemnifiable by the seller, subject to the terms of the Share Purchase Agreement for the MUB acquisition.
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

70	U.S. Bancorp

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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2023, certain organization and methodology changes were made and, accordingly, 2022 results were restated and presented on a comparable basis.

U.S. Bancorp	71

Business segment results for the three months ended March 31 were as follows:

	Corporate and Commercial Banking				Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2023		2022		2023	2022	2023		2022
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,081		$746		$2,315	$1,500	$488		$276
Noninterest income	309		247		397	454	700		595
Total net revenue	1,390		993		2,712	1,954	1,188		871
Noninterest expense	613		444		1,776	1,398	668		558
Income (loss) before provision and income taxes	777		549		936	556	520		313
Provision for credit losses	3		5		13	48	(12)		8
Income (loss) before income taxes	774		544		923	508	532		305
Income taxes and taxable-equivalent adjustment	194		136		231	126	133		76
Net income (loss)	580		408		692	382	399		229
Net (income) loss attributable to noncontrolling interests	–		–		–	–	–		–
Net income (loss) attributable to U.S. Bancorp	$580		$408		$692	$382	$399		$229

Average Balance Sheet
Loans	$150,436		$115,867		$170,132	$140,429	$24,335		$20,707
Other earning assets	5,768		4,676		2,179	4,383	380		241
Goodwill	2,824		1,912		4,491	3,261	1,787		1,761
Other intangible assets	592		4		5,594	3,176	442		265
Assets	170,976		127,891		187,860	156,953	28,625		24,421

Noninterest-bearing deposits	58,447		63,010		43,496	31,265	21,896		27,429
Interest-bearing deposits	105,011		87,010		185,400	165,885	83,619		70,402
Total deposits	163,458		150,020		228,896	197,150	105,515		97,831

Total U.S. Bancorp shareholders’ equity	17,350		13,729		16,704	12,214	4,106		3,593

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2023		2022		2023	2022	2023		2022
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$651		$622		$133	$56	$4,668		$3,200
Noninterest income	937	(a)	857	(a)	164	243	2,507	(b)	2,396	(b)
Total net revenue	1,588		1,479		297	299	7,175	(c)	5,596	(c)
Noninterest expense	915		849		583	253	4,555		3,502
Income (loss) before provision and income taxes	673		630		(286)	46	2,620		2,094
Provision for credit losses	226		130		197	(79)	427		112
Income (loss) before income taxes	447		500		(483)	125	2,193		1,982
Income taxes and taxable-equivalent adjustment	112		125		(181)	(39)	489		424
Net income (loss)	335		375		(302)	164	1,704		1,558
Net (income) loss attributable to noncontrolling interests	–		–		(6)	(1)	(6)		(1)
Net income (loss) attributable to U.S. Bancorp	$335		$375		$(308)	$163	$1,698		$1,557

Average Balance Sheet
Loans	$36,935		$31,740		$4,912	$4,223	$386,750		$312,966
Other earning assets	302		1,023		212,235	206,548	220,864		216,871
Goodwill	3,320		3,325		–	–	12,422		10,259
Other intangible assets	385		464		36	–	7,049		3,909
Assets	42,860		38,499		235,126	229,638	665,447		577,402

Noninterest-bearing deposits	3,184		3,673		2,718	2,586	129,741		127,963
Interest-bearing deposits	108		160		6,445	2,756	380,583		326,213
Total deposits	3,292		3,833		9,163	5,342	510,324		454,176

Total U.S. Bancorp shareholders’ equity	8,968		8,017		5,539	15,913	52,667		53,466

(a)	Presented net of related rewards and rebate costs and certain partner payments of $717 million and $671 million for the three months ended March 31, 2023 and 2022, respectively.
(b)	Includes revenue generated from certain contracts with customers of $2.1 billion and $1.9 billion for the three months ended March 31, 2023 and 2022, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $183 million and
$204 million of revenue for the three months ended March 31, 2023 and 2022, respectively, primarily consisting of interest income on sales-type and direct financing leases.

72	U.S. Bancorp

Note 18	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to March 31, 2023 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	73

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31
	2023			2022			2023 v 2022
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$166,125	$1,094	2.64%	$174,762	$736	1.68%	(4.9)%
Loans held for sale	2,461	31	5.10	5,479	60	4.40	(55.1)
Loans (b)
Commercial	135,683	1,997	5.96	112,822	629	2.26	20.3
Commercial real estate	55,595	803	5.86	39,084	295	3.06	42.2
Residential mortgages	116,287	1,050	3.62	77,449	612	3.17	50.1
Credit card	25,569	800	12.69	21,842	562	10.44	17.1
Other retail	53,616	642	4.86	61,769	509	3.34	(13.2)
Total loans	386,750	5,292	5.53	312,966	2,607	3.37	23.6
Interest-bearing deposits with banks	43,305	488	4.57	29,851	14	.19	45.1
Other earning assets	8,973	94	4.23	6,779	28	1.68	32.4
Total earning assets	607,614	6,999	4.65	529,837	3,445	2.62	14.7
Allowance for loan losses	(6,944)			(5,701)			(21.8)
Unrealized gain (loss) on investment securities	(7,519)			(2,551)			*
Other assets	72,296			55,817			29.5
Total assets	$665,447			$577,402			15.2
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$129,741			$127,963			1.4%
Interest-bearing deposits
Interest checking	129,350	283	.89	115,062	9	.03	12.4
Money market savings	146,970	979	2.70	119,588	52	.18	22.9
Savings accounts	68,827	13	.07	66,978	2	.01	2.8
Time deposits	35,436	230	2.64	24,585	17	.28	44.1
Total interest-bearing deposits	380,583	1,505	1.60	326,213	80	.10	16.7
Short-term borrowings
Federal funds purchased	904	10	4.44	1,236	—	.04	(26.9)
Securities sold under agreements to repurchase	2,481	19	3.11	1,895	1	.03	30.9
Commercial paper	8,251	54	2.67	6,473	—	.01	27.5
Other short-term borrowings	24,831	367	6.00	9,434	20	.21	*
Total short-term borrowings	36,467	450	5.01	19,038	21	.46	91.5
Long-term debt	41,024	376	3.71	32,972	144	1.77	24.4
Total interest-bearing liabilities	458,074	2,331	2.06	378,223	245	.26	21.1
Other liabilities	24,500			17,282			41.8
Shareholders’ equity
Preferred equity	6,808			6,619			2.9
Common equity	45,859			46,847			(2.1)
Total U.S. Bancorp shareholders’ equity	52,667			53,466			(1.5)
Noncontrolling interests	465			468			(.6)
Total equity	53,132			53,934			(1.5)
Total liabilities and equity	$665,447			$577,402			15.2
Net interest income		$4,668			$3,200
Gross interest margin			2.59%			2.36%
Gross interest margin without taxable-equivalent increments			2.57%			2.34%
Percent of Earning Assets
Interest income			4.65%			2.62%
Interest expense			1.55			.18
Net interest margin			3.10%			2.44%
Net interest margin without taxable-equivalent increments			3.08%			2.42%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

74	U.S. Bancorp

Part II — Other Information
Item 1. Legal Proceedings
— See the information set forth in “Litigation and Regulatory Matters” in Note 16 in the Notes to Consolidated Financial Statements on page 69 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors
— There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for discussion of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
— See the information se
t forth in the “Capital Management” section on
page 28 of this Report for information regarding shares repurchased by the Company duri ng the first quarter of 2023, which is incorporated herein by reference.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed on April 20, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 20, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

U.S. Bancorp	75

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ L ISA R. S TARK

Dated: May 8, 2023		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

76	U.S. Bancorp

EXHIBIT 31.1
CERTIFICATION PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934
I, Andrew Cecere, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of U.S. Bancorp;

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
Dated: May 8, 2023

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
Dated: May 8, 2023

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

(1)
The Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ A NDREW C ECERE	/s/ T ERRANCE R. D OLAN
Andrew Cecere Chief Executive Officer Dated: May 8, 2023	Terrance R. Dolan Chief Financial Officer

U.S. Bancorp	79

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
computershare.com/investor
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
Investor Relations Contact
George Andersen
Senior Vice President, Director of Investor Relations
george.andersen@usbank.com
Phone: 612-303-3620
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
Diversity, Equity and Inclusion
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