Form 10-Q
period 2023-06-30
US BANCORP \DE\
filed 2023-08-07
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2023
Common Stock, $0.01 Par Value	1,532,965,462 shares

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

•
Turmoil and volatility in the financial services industry, including failures or rumors of failures of other depository institutions, which could affect the ability of depository institutions, including U.S. Bank National Association, to attract and retain depositors, and could affect the ability of financial services providers, including U.S. Bancorp, to borrow or raise capital;

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

U.S. Bancorp	1

•	Changes in interest rates;

•	Increases in unemployment rates;

•	Deterioration in the credit quality of its loan portfolios or in the value of the collateral securing those loans;

•	Risks related to originating and selling mortgages, including repurchase and indemnity demands, and related to U.S. Bancorp’s role as a loan servicer;

•	Impacts of current, pending or future litigation and governmental proceedings;

•	Increased competition from both banks and non-banks;

•	Effects of climate change and related physical and transition risks;

•	Changes in customer behavior and preferences and the ability to implement technological changes to respond to customer needs and meet competitive demands;

•	Breaches in data security;

•	Failures or disruptions in or breaches of U.S. Bancorp’s operational, technology or security systems or infrastructure, or those of third parties;

•	Failures to safeguard personal information;

•	Impacts of pandemics, including the COVID-19 pandemic, natural disasters, terrorist activities, civil unrest, international hostilities and geopolitical events;

•	Impacts of supply chain disruptions, rising inflation, slower growth or a recession;

•	Failure to execute on strategic or operational plans;

•	Effects of mergers and acquisitions and related integration;

•	Effects of critical accounting policies and judgments;

•	Effects of changes in or interpretations of tax laws and regulations;

•	Management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputation risk; and

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

2	U.S. Bancorp

Table 1	Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2023	2022	Percent Change	2023	2022	Percent Change
Condensed Income Statement
Net interest income	$4,415	$3,435	28.5%	$9,049	$6,608	36.9%
Taxable-equivalent adjustment (a)	34	29	17.2	68	56	21.4
Net interest income (taxable-equivalent basis) (b)	4,449	3,464	28.4	9,117	6,664	36.8
Noninterest income	2,726	2,548	7.0	5,233	4,944	5.8
Total net revenue	7,175	6,012	19.3	14,350	11,608	23.6
Noninterest expense	4,569	3,724	22.7	9,124	7,226	26.3
Provision for credit losses	821	311	*	1,248	423	*
Income before taxes	1,785	1,977	(9.7)	3,978	3,959	.5
Income taxes and taxable-equivalent adjustment	416	443	(6.1)	905	867	4.4
Net income	1,369	1,534	(10.8)	3,073	3,092	(.6)
Net (income) loss attributable to noncontrolling interests	(8)	(3)	*	(14)	(4)	*
Net income attributable to U.S. Bancorp	$1,361	$1,531	(11.1)	$3,059	$3,088	(.9)
Net income applicable to U.S. Bancorp common shareholders	$1,281	$1,464	(12.5)	$2,873	$2,930	(1.9)
Per Common Share
Earnings per share	$.84	$.99	(15.2)%	$1.87	$1.97	(5.1)%
Diluted earnings per share	.84	.99	(15.2)	1.87	1.97	(5.1)
Dividends declared per share	.48	.46	4.3	.96	.92	4.3
Book value per share (c)	30.14	28.13	7.1
Market value per share	33.04	46.02	(28.2)
Average common shares outstanding	1,533	1,486	3.2	1,532	1,485	3.2
Average diluted common shares outstanding	1,533	1,487	3.1	1,533	1,486	3.2
Financial Ratios
Return on average assets	.81%	1.06%		.92%	1.08%
Return on average common equity	10.9	13.9		12.5	13.3
Net interest margin (taxable-equivalent basis) (a)	2.90	2.59		3.00	2.51
Efficiency ratio (b)	63.7	62.1		63.5	62.4
Net charge-offs as a percent of average loans outstanding	.67	.20		.53	.20
Average Balances
Loans	$388,817	$324,187	19.9%	$387,789	$318,608	21.7%
Loans held for sale	2,569	3,688	(30.3)	2,516	4,579	(45.1)
Investment securities (d)	159,824	171,296	(6.7)	162,957	173,019	(5.8)
Earning assets	613,839	536,761	14.4	610,744	533,318	14.5
Assets	673,012	579,911	16.1	669,251	578,663	15.7
Noninterest-bearing deposits	113,758	120,827	(5.9)	121,705	124,375	(2.1)
Deposits	497,265	456,516	8.9	503,758	455,352	10.6
Short-term borrowings	54,172	23,294	*	45,369	21,178	*
Long-term debt	42,771	31,390	36.3	41,902	32,177	30.2
Total U.S. Bancorp shareholders’ equity	53,822	49,166	9.5	53,248	51,304	3.8

	June 30, 2023	December 31, 2022
Period End Balances
Loans	$379,428	$388,213	(2.3)%
Investment securities	156,159	161,650	(3.4)
Assets	680,825	674,805	.9
Deposits	521,600	524,976	(.6)
Long-term debt	45,283	39,829	13.7
Total U.S. Bancorp shareholders’ equity	53,019	50,766	4.4
Asset Quality
Nonperforming assets	$1,085	$1,016	6.8%
Allowance for credit losses	7,695	7,404	3.9
Allowance for credit losses as a percentage of period-end loans	2.03%	1.91%
Capital Ratios
Common equity tier 1 capital	9.1%	8.4%
Tier 1 capital	10.6	9.8
Total risk-based capital	12.7	11.9
Leverage	7.5	7.9
Total leverage exposure	6.2	6.4
Tangible common equity to tangible assets (b)	4.8	4.5
Tangible common equity to risk-weighted assets (b)	6.8	6.0
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (b)	8.9	8.1

*	Not meaningful
(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 32.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)
Excludes unrealized gains and losses on
available-for-sale
investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale
to
held-to-maturity.

U.S. Bancorp	3

Management’s Discussion and Analysis

OVERVIEW
Earnings Summary
U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.4 billion for the second quarter of 2023, or $0.84 per diluted common share, compared with $1.5 billion, or $0.99 per diluted common share, for the second quarter of 2022. Return on average assets and return on average common equity were 0.81 percent and 10.9 percent, respectively, for the second quarter of 2023, compared with 1.06 percent and 13.9 percent, respectively, for the second quarter of 2022. The results for the second quarter of 2023 included the impact of $310 million of merger and integration-related charges associated with the acquisition of MUFG Union Bank, N.A. (“MUB”), $243 million of provision for credit losses and an additional $22 million of losses related to balance sheet repositioning and capital management actions. Combined, these items decreased diluted earnings per common share by $0.28.
Total net revenue for the second quarter of 2023 was $1.2 billion (19.3 percent) higher than the second quarter of 2022, reflecting a 28.5 percent increase in net interest income (28.4 percent on a taxable-equivalent basis) and a 7.0 percent increase in noninterest income. The increase in net interest income from the second quarter of 2022 was due to the impacts of rising interest rates on earning assets and the MUB acquisition. The increase in noninterest income reflected higher commercial products revenue, payment services revenue and trust and investment management fees.
Noninterest expense in the second quarter of 2023 was $845 million (22.7 percent) higher than the second quarter of 2022, reflecting merger and integration charges and operating expenses related to the MUB acquisition, including core deposit intangible amortization expense, as well as increases in compensation and employee benefits expense to support business growth.
The provision for credit losses for the second quarter of 2023 of $821 million was $510 million higher than the second quarter of 2022, driven by the impacts of balance sheet repositioning and capital management actions, the acquisition of MUB, normalizing credit losses and continued economic uncertainty. Net charge-offs in the second quarter of 2023 were $649 million, compared with $161 million in the second quarter of 2022. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Net income attributable to U.S. Bancorp for the first six months of 2023 was $3.1 billion, or $1.87 per diluted common share, compared with $3.1 billion, or $1.97 per diluted common share, for the first six months of 2022. Return on average assets and return on average common equity were 0.92 percent and 12.5 percent, respectively, for the first six months of 2023, compared with 1.08 percent and 13.3 percent, respectively, for the first six months of 2022. The results for the first six months of 2023 included the impact of $554 million of merger and integration-related charges, $243 million of provision for credit losses and an additional $22 million of losses related to balance sheet repositioning and capital management actions. Combined, these items decreased diluted earnings per common share by $0.40.
Total net revenue for the first six months of 2023 was $2.7 billion (23.6 percent) higher than the first six months of 2022, reflecting a 36.9 percent increase in net interest income (36.8 percent on a taxable-equivalent basis) and a 5.8 percent increase in noninterest income. The increase in net interest income from the first six months of 2022 was due to the impacts of rising interest rates on earning assets and the MUB acquisition. The increase in noninterest income reflected higher trust and investment management fees, commercial products revenue and payment services revenue, partially offset by lower mortgage banking revenue and losses on securities.
Noninterest expense in the first six months of 2023 was $1.9 billion (26.3 percent) higher than the first six months of 2022, reflecting merger and integration charges and operating expenses related to the MUB acquisition, including core deposit intangible amortization expense, as well as increases in compensation and employee benefits expense to support business growth.
The provision for credit losses for the first six months of 2023 of $1.2 billion was $825 million higher than the first six months of 2022, driven by the impacts of balance sheet repositioning and capital management actions, the acquisition of MUB, normalizing credit losses and continued economic uncertainty. Net charge-offs in the first six months of 2023 were $1.0 billion, compared

4	U.S. Bancorp

with $323 million in the first six months of 2022. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
MUFG Union Bank Acquisition
 On December 1, 2022, the Company acquired MUB’s core regional banking franchise from Mitsubishi UFJ Financial Group, Inc. (“MUFG”). Pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of common stock of MUB for a purchase price consisting of $5.5 billion in cash and approximately 44 million shares of the Company’s common stock. The Company also received additional MUB cash of $3.5 billion upon completion of the acquisition, which is required to be repaid to MUFG on or prior to the fifth anniversary date of the completion of the purchase. On August 3, 2023, the Company completed a debt/equity conversion with MUFG. As a result, the Company repaid $936 million of its debt obligation from the proceeds of the issuance of 24 million shares of common stock of the Company to an affiliate of MUFG (the “Debt/Equity Conversion”). After the Debt/Equity Conversion, the Company had a remaining repayment obligation of $2.6 billion. On May 26, 2023, the Company merged MUB into U.S. Bank National Association (“USBNA”), the Company’s primary banking subsidiary. The Company’s results for the second quarter and first six months of 2023 reflect the full financial results of the acquired business.
STATEMENT OF INCOME ANALYSIS
Net Interest Income
Net interest income, on a taxable-equivalent basis, was $4.4 billion in the second quarter and $9.1 billion in the first six months of 2023, representing increases of $985 million (28.4 percent) and $2.5 billion (36.8 percent), respectively, compared with the same periods of 2022. The increases were primarily due to the impact of rising interest rates on earning assets and the acquisition of MUB. Average earning assets for the second quarter and first six months of 2023 were $77.1 billion (14.4 percent) and $77.4 billion (14.5 percent) higher, respectively, than the same periods of 2022, reflecting increases in loans and interest-bearing deposits with banks, partially offset by a decrease in investment securities. The net interest margin, on a taxable-equivalent basis, in the second quarter and first six months of 2023 was 2.90 percent and 3.00 percent, respectively, compared with 2.59 percent and 2.51 percent in the second quarter and first six months of 2022, respectively. The increase in net interest margin from the prior year was primarily due to the impact of higher rates on earning assets and the acquisition of MUB. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average total loans in the second quarter and first six months of 2023 were $64.6 billion (19.9 percent) and $69.2 billion (21.7 percent) higher, respectively, than the same periods of 2022. The increases were driven by growth in the Company’s legacy loan portfolio as well as balances from the MUB acquisition. Increases in residential mortgages, commercial loans, commercial real estate loans and credit card loans were partially offset by lower other retail loans. The increase in residential mortgages was driven by the impact related to the MUB acquisition, along with on-balance
sheet loan activities and slower refinancing activity. The increase in commercial loans was due to higher utilization driven by working capital needs of corporate customers, slower payoffs given higher volatility in the capital markets, as well as core growth and the impact related to the MUB acquisition. The increase in commercial real estate loans was driven by the impact of the MUB acquisition, while the increase in credit cards loans was primarily driven by higher spend volumes, account growth and lower payment rates. The decrease in other retail loans was driven by lower auto loans primarily due to balance sheet repositioning and capital management actions, along with lower installment loans and lower retail leasing balances, partially offset by higher home equity and second mortgages.
Average investment securities in the second quarter and first six months of 2023 were $11.5 billion (6.7 percent) and $10.1 billion (5.8 percent) lower, respectively, than the same periods of 2022, driven by balance sheet repositioning and liquidity management in connection with the acquisition of MUB. The decrease from the prior year reflected sales of investments securities, partially offset by the impact of acquired MUB investment securities.
Average total deposits for the second quarter and first six months of 2023 were $40.7 billion (8.9 percent) and $48.4 billion (10.6 percent) higher, respectively, than the same periods of 2022. Average total savings deposits for the second quarter and first six months of 2023 were $31.1 billion (10.1 percent) and $37.3 billion (12.2 percent) higher, respectively, than the same periods of 2022, driven by increases in Corporate and Commercial Banking, and Consumer and Business Banking balances, including the impact of the MUB acquisition. Average time deposits for the second quarter and first six months of 2023 were $16.7 billion (62.2 percent) and $13.8 billion (53.6 percent) higher, respectively, than the same periods

U.S. Bancorp	5

Table 2	Noninterest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2023	2022	Percent Change	2023	2022	Percent Change
Card revenue	$422	$399	5.8%	$782	$737	6.1%
Corporate payment products revenue	190	172	10.5	379	330	14.8
Merchant processing services	436	425	2.6	823	788	4.4
Trust and investment management fees	621	566	9.7	1,211	1,066	13.6
Service charges	324	334	(3.0)	648	667	(2.8)
Commercial products revenue	358	290	23.4	692	556	24.5
Mortgage banking revenue	131	142	(7.7)	259	342	(24.3)
Investment products fees	68	59	15.3	136	121	12.4
Securities gains (losses), net	3	19	(84.2)	(29)	37	*
Other	173	142	21.8	332	300	10.7
Total noninterest income	$2,726	$2,548	7.0%	$5,233	$4,944	5.8%

*	Not meaningful

of the prior year, mainly due to the acquisition of MUB and increases in Consumer and Business Banking, and Wealth Management and Investment Services balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Average noninterest-bearing deposits for the second quarter and first six months of 2023 were $7.1 billion (5.9 percent) and $2.7 billion (2.1 percent) lower, respectively, than the same periods of 2022, driven by decreases in Corporate and Commercial Banking, and Wealth Management and Investment Services balances, partially offset by the impact of the MUB acquisition.
Provision for Credit Losses
The provision for credit losses was $821 million in the second quarter and $1.2 billion in the first six months of 2023, representing increases of $510 million and $825 million, respectively, from the same periods of 2022. The increases were driven by the impact of balance sheet repositioning and capital management actions taken in the second quarter of 2023, the acquisition of MUB, normalizing credit losses and continued economic uncertainty. Net charge-offs increased $488 million in the second quarter and $699 million in the first six months of 2023, compared with the same periods of 2022, reflecting charge-offs related to balance sheet repositioning and capital management actions, as well as higher charge-offs in most loan categories consistent with normalizing credit conditions. In addition, net charge-offs were higher in the first six months of 2023, compared with the first six months of the prior year, due to charge-offs in the first quarter of 2023 related to the uncollectible amount of acquired loans, which were considered purchased credit deteriorated as of the date of the MUB acquisition. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income
Noninterest income was $2.7 billion in the second quarter and $5.2 billion in the first six months of 2023, representing increases of $178 million (7.0 percent) and $289 million (5.8 percent), respectively, compared with the same periods of 2022. The increases over the prior year reflected stronger commercial products revenue, trust and investment management fees and payment services revenue, partially offset by losses on the sale of securities. Commercial products revenue increased due to higher trading revenue, corporate bond fees, commercial loan fees and the acquisition of MUB. Trust and investment management fees increased primarily due to the acquisition of MUB and core business growth. Payment services revenue increased due to higher card revenue and merchant processing services revenue driven by higher sales volume, as well as higher corporate payment products revenue due to increased spending. Mortgage banking revenue decreased in the first six months of 2023, compared with the first six months of 2022, primarily due to lower application volume, given declining refinancing activities experienced in the mortgage industry, and losses related to balance sheet repositioning and capital management actions taken in the second quarter of 2023.
Noninterest Expense
Noninterest expense was $4.6 billion in the second quarter and $9.1 billion in the first six months of 2023, representing increases of $845 million (22.7 percent) and $1.9 billion (26.3 percent), respectively, over the same periods of 2022. The increases from the prior year reflected the impact of merger and integration charges, as well as operating expenses related to the MUB acquisition, higher compensation and employee benefits expense, higher other intangibles expense and higher other noninterest expense. Compensation and employee benefits expense

6	U.S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2023	2022	Percent Change	2023	2022	Percent Change
Compensation and employee benefits	$2,646	$2,246	17.8%	$5,292	$4,495	17.7%
Net occupancy and equipment	316	265	19.2	637	534	19.3
Professional services	141	111	27.0	275	225	22.2
Marketing and business development	122	106	15.1	244	186	31.2
Technology and communications	522	419	24.6	1,025	840	22.0
Other intangibles	159	40	*	319	87	*
Other	353	340	3.8	778	662	17.5
Total before merger and integration charges	4,259	3,527	20.8	8,570	7,029	21.9
Merger and integration charges	310	197	57.4	554	197	*
Total noninterest expense	$4,569	$3,724	22.7%	$9,124	$7,226	26.3%
Efficiency ratio (a)	63.7%	62.1%		63.5%	62.4%

*	Not meaningful
(a)	See Non-GAAP Financial Measures beginning on page 32.

increased primarily due to MUB expense as well as merit increases and hiring to support business growth. Other intangibles expense increased primarily due to the core deposit intangible created as a result of the MUB acquisition. Other noninterest expense increased primarily due to higher Federal Deposit Insurance Corporation (“FDIC”) insurance expense driven by an increase in the assessment base and rate, and MUB expense. The increase in other noninterest expense in the second quarter of 2023, compared with the second quarter of 2022, was partially offset by lower accruals related to future delivery exposures for merchant and airline processing and other liabilities.
On May 11, 2023, the FDIC released a proposed rule that would impose special assessments to recover the losses to the deposit insurance fund resulting from the recent failures of other banking institutions. The Company expects the special assessments would be tax deductible. Although the proposal could change and the timing of accounting recognition is still under consideration, if the final rule is issued as proposed, the Company estimates it would recognize additional noninterest expense of approximately $650 million ($500 million net-of-tax), representing a potential 10 basis point reduction in the Company’s common equity tier 1 capital ratio, upon finalization of the rule.
Income Tax Expense
The provision for income taxes was $382 million (an effective rate of 21.8 percent) for the second quarter and $837 million (an effective rate of 21.4 percent) for the first six months of 2023, compared with $414 million (an effective rate of 21.3 percent) and $811 million (an effective rate of 20.8 percent) for the same periods of 2022, respectively. For further information on income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans
The Company’s loan portfolio was $379.4 billion at June 30, 2023, compared with $388.2 billion at December 31, 2022, a decrease of $8.8 billion (2.3 percent). The decrease was driven by lower other retail loans, residential mortgages and commercial real estate loans, partially offset by higher commercial loans and credit card loans.
Other retail loans decreased $7.7 billion (14.0 percent) at June 30, 2023, compared with December 31, 2022, primarily due to decreases in auto loans and retail leasing balances. The decrease in auto loans was primarily driven by a sale of indirect auto loans as part of balance sheet repositioning and capital management actions taken in the second quarter of 2023.
Residential mortgages held in the loan portfolio decreased $1.4 billion (1.2 percent) at June 30, 2023, compared with December 31, 2022, driven by a sale of residential mortgages as part of balance sheet repositioning and capital management actions, partially offset by originations. Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Commercial real estate loans decreased $1.1 billion (2.0 percent) at June 30, 2023, compared with December 31, 2022, due to payoffs exceeding a reduced level of new originations.
Commercial loans increased $1.1 billion (0.8 percent) at June 30, 2023, compared with December 31, 2022, due to higher utilization driven by corporate customers and slower payoffs given higher volatility in the capital markets, as well as core growth.
Credit card loans increased $331 million (1.3 percent) at June 30, 2023, compared with December 31, 2022, primarily driven by higher spend volumes and account growth.

U.S. Bancorp	7

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
Loans Held for Sale
Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $2.4 billion at June 30, 2023, compared with $2.2 billion at December 31, 2022. The increase in loans held for sale was principally due to a higher level of mortgage loan closings in the second quarter of 2023, compared with the fourth quarter of 2022. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).
Investment Securities
Investment securities totaled $156.2 billion at June 30, 2023, compared with $161.7 billion at December 31, 2022. The $5.5 billion (3.4 percent) decrease was primarily due to $6.5 billion of net investment sales and maturities, partially offset by a $873 million favorable change in net unrealized gains (losses) on available-for-sale
investment securities.
The Company’s
available-for-sale
investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At June 30, 2023, the Company’s net unrealized losses on available-for-sale
investment securities were $7.7 billion ($5.7 billion
net-of-tax),
compared with $8.5 billion ($6.4 billion
net-of-tax)
at December 31, 2022. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of mortgage-backed, U.S. Treasury and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale
investment securities totaled $7.7 billion at June 30, 2023, compared with $8.6 billion at December 31, 2022. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of the underlying collateral, the existence of any government or agency guarantees, and market conditions. At June 30, 2023, the Company had no plans to sell securities with

Table 4	Investment Securities

	June 30, 2023				December 31, 2022
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
Held-to-maturity
U.S. Treasury and agencies	$1,345	$1,287	2.8	2.85%	$1,344	$1,293	3.3	2.85%
Mortgage-backed securities (a)	85,593	74,998	9.2	2.20	87,396	76,581	9.3	2.17
Total held-to-maturity	$86,938	$76,285	9.1	2.21%	$88,740	$77,874	9.2	2.18%
Available-for-sale
U.S. Treasury and agencies	$21,328	$18,968	6.4	2.35%	$24,801	$22,033	7.1	2.43%
Mortgage-backed securities (a)	36,979	32,854	6.6	2.90	40,803	36,423	6.6	2.83
Asset-backed securities (a)	7,487	7,451	1.8	5.12	4,356	4,323	1.3	4.59
Obligations of state and political subdivisions (b) (c)	11,091	9,944	11.9	3.79	11,484	10,125	13.6	3.76
Other	4	4	1.9	1.89	6	6	.1	1.99
Total available-for-sale (d)	$76,889	$69,221	6.8	3.09%	$81,450	$72,910	7.4	2.94%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

(d)	Amortized cost excludes portfolio level basis adjustments of $(1) million.
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
Deposits
Total deposits were $521.6 billion at June 30, 2023, compared with $525.0 billion at December 31, 2022. The $3.4 billion (0.6 percent) decrease in total deposits reflected a decrease in noninterest-bearing deposits, partially offset by increases in time deposits and total savings deposits. Noninterest-bearing deposits decreased $32.7 billion (23.8 percent) at June 30, 2023, compared with December 31, 2022, primarily due to lower Consumer and Business Banking, and Corporate and Commercial Banking balances. The decrease in noninterest-bearing deposits was driven by a product change for certain MUB retail checking accounts at conversion to create a better customer experience and due to pricing pressures from rising interest rates. Time deposits increased $19.0 billion (57.7 percent) at June 30, 2023, compared with December 31, 2022, driven by higher Consumer and Business Banking balances, partially offset by lower Corporate and Commercial Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Money market deposit balances increased $26.1 billion (17.7 percent), primarily due to higher Corporate and Commercial Banking, Consumer and Business Banking, and Wealth Management and Investment Services balances. Interest checking balances increased $2.2 billion (1.6 percent), primarily due to higher Consumer and Business Banking, and Corporate and Commercial Banking balances, partially offset by lower Wealth Management and Investment Services balances. Savings account balances decreased $18.0 billion (25.1 percent), driven by lower Consumer and Business Banking, and Wealth Management and Investment Services balances.
The Company maintains a diverse and stable funding base that includes a mix of both consumer and operational wholesale deposits and continues to actively manage the composition in the current environment. Consumer deposits account for more than 50 percent of total deposits, and a significant portion of the operational wholesale deposits are contractual or relationship based, not yield-seeking. At June 30, 2023, approximately 50 percent of deposits were insured through the FDIC insurance fund. Of the uninsured deposits, approximately 80 percent of these deposits were retail customers or operational in nature, which are generally more stable. In addition, at June 30, 2023 the Company had total available liquidity representing 120 percent of uninsured deposit balances. Refer to the “Liquidity Risk Management” section for further information on the Company’s liquidity management.
Borrowings
The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $32.3 billion at June 30, 2023, compared with $31.2 billion at December 31, 2022. The $1.1 billion (3.6 percent) increase in short-term borrowings was primarily due to an increase in repurchase agreement balances. Long-term debt was $45.3 billion at June 30, 2023, compared with $39.8 billion at December 31, 2022. The $5.5 billion (13.7 percent) increase was primarily due to $7.2 billion of medium-term note issuances, partially offset by $1.6 billion of bank note repayments and maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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
Upon closing of the MUB acquisition, the Company’s risk management framework applied to the legal entities acquired from MUFG, including MUB, up

U.S. Bancorp	9

until its merger into USBNA. Updates were made to align the acquired entities with the Company’s risk appetite and connect the elements of their respective risk governance and reporting into the Company’s existing risk management framework. Upon completing the merger of MUB into USBNA, which occurred on May 26, 2023, the MUB risk governance and reporting framework is no longer applicable.
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
The Company’s Board and management-level governance committees are supported by a “three lines of defense” model for establishing effective checks and balances. The first line of defense, the business lines, manages risks in conformity with established limits and policy requirements. In turn, business line leaders and their risk officers establish programs to ensure conformity with these limits and policy requirements. The second line of defense, which includes the Chief Risk Officer’s organization as well as policy and oversight activities of corporate support functions, translates risk appetite and strategy into actionable risk limits and policies. The second line of defense monitors first line of defense conformity with limits and policies and provides reporting and escalation of emerging risks and other concerns to senior management and the Risk Management Committee of the Board of Directors. The third line of defense, internal audit, is responsible for providing the Audit Committee of the Board of Directors and senior management with independent assessment and assurance regarding the effectiveness of the Company’s governance, risk management and control processes.
Management regularly provides reports to the Risk Management Committee of the Board of Directors. The Risk Management Committee discusses with management the Company’s risk management performance and provides a summary of key risks to the entire Board of Directors, covering the status of existing matters, areas of potential future concern and specific information on certain types of loss events. The Risk Management Committee considers quarterly reports by management assessing the Company’s performance relative to the risk appetite statements and the associated risk limits, including:
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
or
15-year
fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a
10-year
draw period during which a minimum payment is equivalent to the monthly interest, followed by a
20-year
amortization period, respectively. At June 30, 2023, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment

U.S. Bancorp	11

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
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at June 30, 2023:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$13,402	$80,336	$93,738	81.9%
Over 80% through 90%	725	10,237	10,962	9.6
Over 90% through 100%	50	2,066	2,116	1.8
Over 100%	12	628	640	.6
No LTV available	1	13	14	—
Loans purchased from GNMA mortgage pools (a)	—	6,979	6,979	6.1
Total	$14,190	$100,259	$114,449	100.0%

(a)
Represents loans purchased and loans that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$10,213	$1,544	$11,757	91.9%
Over 80% through 90%	681	153	834	6.5
Over 90% through 100%	102	18	120	.9
Over 100%	44	9	53	.4
No LTV/CLTV available	34	1	35	.3
Total	$11,074	$1,725	$12,799	100.0%
Home equity and second mortgages were $12.8 billion at June 30, 2023, compared with $12.9 billion at December 31, 2022, and included $2.8 billion of home equity lines in a first lien position and $10.0 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at June 30, 2023, included approximately $3.0 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $7.0 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.

12	U.S. Bancorp

The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at June 30, 2023:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$3,023	$7,023	$10,046
Percent 30 – 89 days past due	.46%	.40%	.42%
Percent 90 days or more past due	.03%	.05%	.04%
Weighted-average CLTV	71%	68%	69%
Weighted-average credit score	785	786	785
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
The following table provides a summary of the Company’s credit card loan balances disaggregated based upon updated credit score at June 30, 2023:

Percent of Total (a)
Credit score > 660	87%
Credit score < 660	13
No credit score	—

(a)	Credit score distribution excludes loans serviced by others.
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
Accruing loans 90 days or more past due totaled $474 million at June 30, 2023, compared with $491 million at December 31, 2022. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off
timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.12 percent at June 30, 2023, compared with 0.13 percent at December 31, 2022.

U.S. Bancorp	13

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due	June 30, 2023	December 31, 2022
Commercial
Commercial	.05%	.07%
Lease financing	—	—
Total commercial	.04	.07
Commercial Real Estate
Commercial mortgages	—	—
Construction and development	.01	.03
Total commercial real estate	—	.01
Residential Mortgages (a)	.08	.08
Credit Card	1.02	.88
Other Retail
Retail leasing	.04	.04
Home equity and second mortgages	.23	.28
Other	.08	.08
Total other retail	.12	.12
Total loans	.12%	.13%

90 days or more past due and nonperforming loans	June 30, 2023	December 31, 2022
Commercial	.21%	.19%
Commercial real estate	.87	.62
Residential mortgages (a)	.26	.36
Credit card	1.02	.88
Other retail	.39	.37
Total loans	.40%	.38%

(a)
Delinquent loan ratios exclude $2.1 billion at June 30, 2023, and $2.2 billion at December 31, 2022, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due and nonperforming to total residential mortgages was 2.05 percent at June 30, 2023, and 2.28 percent at December 31, 2022.

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Residential Mortgages (a)
30-89 days	$128	$201	.11%	.17%
90 days or more	86	95	.08	.08
Nonperforming	207	325	.18	.28
Total	$421	$621	.37	.54
Credit Card
30-89 days	$307	$283	1.15	1.08
90 days or more	271	231	1.02	.88
Nonperforming	—	1	—	—
Total	$578	$515	2.17	1.96
Other Retail
Retail Leasing
30-89 days	$22	$27	.47	.49
90 days or more	2	2	.04	.04
Nonperforming	8	8	.17	.14
Total	$32	$37	.69	.67
Home Equity and Second Mortgages
30-89 days	$60	$65	.47	.51
90 days or more	29	36	.23	.28
Nonperforming	104	110	.81	.86
Total	$193	$211	1.51	1.64
Other (b)
30-89 days	$153	$217	.51	.59
90 days or more	24	28	.08	.08
Nonperforming	17	21	.06	.06
Total	$194	$266	.65	.73

(a)
Excludes $556 million of loans
30-89
days past due and $2.1 billion of loans 90 days or more past due at June 30, 2023, purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that continue to accrue interest, compared with $647 million and $2.2 billion at December 31, 2022, respectively.

(b)	Includes revolving credit, installment and automobile loans.

14	U.S. Bancorp

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
Credit card and other retail loan modifications are generally part of distinct modification programs providing customers modification solutions over a specified time period, generally up to 60 months.
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
At June 30, 2023, total nonperforming assets were $1.1 billion, compared to $1.0 billion at December 31, 2022. The $69 million (6.8 percent) increase in nonperforming assets was primarily due to higher nonperforming commercial real estate loans, partially offset by a decrease in nonperforming residential mortgages. The ratio of total nonperforming assets to total loans and other real estate was 0.29 percent at June 30, 2023, compared with 0.26 percent at December 31, 2022.
OREO was $25 million at June 30, 2023, compared with $23 million at December 31, 2022, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	June 30, 2023	December 31, 2022
Commercial
Commercial	$204	$139
Lease financing	27	30
Total commercial	231	169
Commercial Real Estate
Commercial mortgages	361	251
Construction and development	113	87
Total commercial real estate	474	338
Residential Mortgages (b)	207	325
Credit Card	—	1
Other Retail
Retail leasing	8	8
Home equity and second mortgages	104	110
Other	17	21
Total other retail	129	139
Total nonperforming loans (1)	1,041	972
Other Real Estate (c)	25	23
Other Assets	19	21
Total nonperforming assets	$1,085	$1,016
Accruing loans 90 days or more past due (b)	$474	$491
Period-end loans (2)	$379,428	$388,213
Nonperforming loans to total loans (1)/(2)	.27%	.25%
Nonperforming assets to total loans plus other real estate (c)	.29%	.26%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2022	$509	$507	$1,016
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	507	87	594
Advances on loans	38	1	39
Total additions	545	88	633
Reductions in nonperforming assets
Paydowns, payoffs	(229)	(80)	(309)
Net sales	(4)	(12)	(16)
Return to performing status	(17)	(119)	(136)
Charge-offs (d)	(98)	(5)	(103)
Total reductions	(348)	(216)	(564)
Net additions to (reductions in) nonperforming assets	197	(128)	69
Balance June 30, 2023	$706	$379	$1,085

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)
Excludes $2.1 billion at June 30, 2023, and $2.2 billion at December 31, 2022, of loans purchased and loans that could be purchased from GNMA Mortgage pools under delinquent loan repurchase options that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)
Foreclosed GNMA loans of $56 million at June 30, 2023, and $53 million at December 31, 2022, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30
	2023			2022
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$133,697	$87	.26%	$115,758	$28	.10%
Lease financing	4,388	3	.27	4,899	2	.16
Total commercial	138,085	90	.26	120,657	30	.10
Commercial real estate
Commercial mortgages	43,214	26	.24	29,676	(2)	(.03)
Construction and development	11,720	—	—	9,841	8	.33
Total commercial real estate	54,934	26	.19	39,517	6	.06
Residential mortgages	117,606	114	.39	80,228	(9)	(.04)
Credit card	26,046	199	3.06	22,748	118	2.08
Other retail
Retail leasing	4,829	1	.08	6,708	—	—
Home equity and second mortgages	12,753	(1)	(.03)	10,726	(3)	(.11)
Other	34,564	220	2.55	43,603	19	.17
Total other retail	52,146	220	1.69	61,037	16	.11
Total loans	$388,817	$649	.67%	$324,187	$161	.20%

	Six Months Ended June 30
	2023			2022
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$132,469	$129	.20%	$111,810	$54	.10%
Lease financing	4,422	8	.36	4,951	8	.33
Total commercial	136,891	137	.20	116,761	62	.11
Commercial real estate
Commercial mortgages	43,420	141	.65	29,253	(2)	(.01)
Construction and development	11,843	2	.03	10,049	3	.06
Total commercial real estate	55,263	143	.52	39,302	1	.01
Residential mortgages	116,950	113	.19	78,847	(15)	(.04)
Credit card	25,809	374	2.92	22,297	230	2.08
Other retail
Retail leasing	5,034	2	.08	6,908	1	.03
Home equity and second mortgages	12,763	(2)	(.03)	10,561	(5)	(.10)
Other	35,079	255	1.47	43,932	49	.22
Total other retail	52,876	255	.97	61,401	45	.15
Total loans	$387,789	$1,022	.53%	$318,608	$323	.20%

Analysis of Loan Net Charge-offs
 Total loan net charge-offs were $649 million for the second quarter and $1.0 billion for the first six months of 2023, compared with $161 million and $323 million, respectively, for the same periods of 2022. The year-over-year increases in net charge-offs reflected charge-offs related to balance sheet repositioning and capital management actions taken in the second quarter of 2023, as well as higher charge-offs in most loan categories consistent with normalizing credit conditions. In addition, net charge-offs were higher in the first six months of 2023, compared with the first six months of the prior year, due to charge-offs in the first quarter of 2023 related to the uncollectible amount of acquired loans, which were considered purchased credit deteriorated as of the date of the MUB acquisition. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2023 was 0.67 percent and 0.53 percent, respectively, compared with 0.20 percent for both the second quarter and first six months of 2022. Excluding the impact of charge-offs related to the MUB acquisition and balance sheet repositioning and capital management actions, the ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2023 was 0.35 percent and 0.32 percent, respectively.
Analysis and Determination of the Allowance for Credit Losses
 The allowance for credit losses is established for current expected credit losses on the Company’s loan and

U.S. Bancorp	17

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
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At June 30, 2023, the Company serviced the first lien on 30 percent of the home equity loans and lines in a junior lien position. The Company also considers the status of first lien mortgage accounts reported on customer credit bureau files when the first lien is not serviced by the Company. Regardless of whether the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $225 million or 1.8 percent of its total home equity portfolio at June 30, 2023, represented non-delinquent
junior liens where the first lien was delinquent or modified.
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

18	U.S. Bancorp

with charge-offs charged to the allowance. The Company had a total unpaid principal balance of $3.8 billion of PCD loans, primarily related to the MUB acquisition, included in its loan portfolio at June 30, 2023.
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
At June 30, 2023, the allowance for credit losses was $7.7 billion (2.03 percent of period-end
loans), compared with an allowance of $7.4 billion (1.91 percent of period-end
loans) at December 31, 2022. The allowance for credit losses at June 30, 2023 included a $62 million decrease due to a change in accounting principle related to discontinuing the separate recognition and measurement of troubled debt restructurings. The increase in the allowance for credit losses at June 30, 2023, compared with December 31, 2022, was primarily driven by increasing economic uncertainty and normalizing credit losses as well as adjustments made to the purchase accounting estimate for PCD loans. Economic uncertainty and recession risk have been increasing due to rising interest rates, inflationary concerns, market volatility and pressure on corporate earnings related to these factors. In addition to these broad economic factors, expected loss estimates consider various factors including customer specific information impacting changes in risk ratings, projected delinquencies and the impact of economic deterioration on selected borrowers’ liquidity and ability to repay.
The ratio of the allowance for credit losses to nonperforming loans was 739 percent at June 30, 2023, compared with 762 percent at December 31, 2022. The ratio of the allowance for credit losses to annualized loan net charge-offs was 296 percent at June 30, 2023, compared with 697 percent of full year 2022 net charge- offs at December 31, 2022.
Economic conditions considered in estimating the allowance for credit losses at June 30, 2023 included changes in projected gross domestic product and unemployment levels. These factors are evaluated through a combination of quantitative calculations using multiple economic scenarios and additional qualitative assessments that consider the high degree of economic uncertainty in the current environment. The projected unemployment rates for 2023 considered in the estimate range from 3.0 percent to 6.9 percent.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
United States unemployment rate for the three months ending (a)
June 30, 2023	3.4%	4.0%
December 31, 2023	3.8	4.2
December 31, 2024	4.2	3.9
United States real gross domestic product for the three months ending (b)
June 30, 2023	2.1%	1.1%
December 31, 2023	1.2	1.0
December 31, 2024	2.1	2.5

(a)	Reflects quarterly average of forecasted reported United States unemployment rate.
(b)	Reflects year-over-year growth rates.
The allowance for credit losses related to commercial lending segment loans increased $194 million during the first six months of 2023, reflecting the impact of increasing economic uncertainty, normalizing credit conditions and select commercial real estate loan deterioration.
The allowance for credit losses related to consumer lending segment loans increased $97 million during the first six months of 2023, due to the impact of economic uncertainty, normalizing credit performance and the effects of higher interest rates on the life of the residential mortgage portfolios, partially offset by a decrease related to a change in accounting principle.

U.S. Bancorp	19

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2023	2022	2023	2022
Balance at beginning of period	$7,523	$6,105	$7,404	$6,155
Change in accounting principle (a)	—	—	(62)	—
Allowance for acquired credit losses (b)	—	—	127	—
Charge-Offs
Commercial
Commercial	103	48	159	95
Lease financing	7	5	14	13
Total commercial	110	53	173	108
Commercial real estate
Commercial mortgages	31	1	152	1
Construction and development	—	8	2	9
Total commercial real estate	31	9	154	10
Residential mortgages	121	2	125	7
Credit card	242	162	457	320
Other retail
Retail leasing	3	4	8	9
Home equity and second mortgages	3	2	5	5
Other	245	44	302	97
Total other retail	251	50	315	111
Total charge-offs (c)	755	276	1,224	556
Recoveries
Commercial
Commercial	16	20	30	41
Lease financing	4	3	6	5
Total commercial	20	23	36	46
Commercial real estate
Commercial mortgages	5	3	11	3
Construction and development	—	—	—	6
Total commercial real estate	5	3	11	9
Residential mortgages	7	11	12	22
Credit card	43	44	83	90
Other retail
Retail leasing	2	4	6	8
Home equity and second mortgages	4	5	7	10
Other	25	25	47	48
Total other retail	31	34	60	66
Total recoveries	106	115	202	233
Net Charge-Offs
Commercial
Commercial	87	28	129	54
Lease financing	3	2	8	8
Total commercial	90	30	137	62
Commercial real estate
Commercial mortgages	26	(2)	141	(2)
Construction and development	—	8	2	3
Total commercial real estate	26	6	143	1
Residential mortgages	114	(9)	113	(15)
Credit card	199	118	374	230
Other retail
Retail leasing	1	—	2	1
Home equity and second mortgages	(1)	(3)	(2)	(5)
Other	220	19	255	49
Total other retail	220	16	255	45
Total net charge-offs	649	161	1,022	323
Provision for credit losses	821	311	1,248	423
Balance at end of period	$7,695	$6,255	$7,695	$6,255
Components
Allowance for loan losses	$7,164	$5,832
Liability for unfunded credit commitments	531	423
Total allowance for credit losses (1)	$7,695	$6,255
Period-end loans (2)	$379,428	$332,369
Nonperforming loans (3)	1,041	725
Allowance for Credit Losses as a Percentage of
Period-end loans (1)/(2)	2.03%	1.88%
Nonperforming loans (1)/(3)	739	863
Nonperforming and accruing loans 90 days or more past due	508	545
Nonperforming assets	709	812
Annualized net charge-offs	296	969

(a)	Effective January 1, 2023, the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings.
(b)	Allowance for purchased credit deteriorated and charged-off loans acquired from MUB.
(c)
Includes $91 million of commercial real estate charge-offs in the first quarter of 2023 related to uncollectible amounts on acquired loans. Includes $117 million of residential mortgage charge-offs and $192 million of other retail charge-offs in the second quarter of 2023 related to balance sheet repositioning and capital management actions.

20	U.S. Bancorp

Residual Value Risk Management
 The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2023, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2022. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2022, for further discussion on residual value risk management.
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

U.S. Bancorp	21

Table 9	Sensitivity of Net Interest Income

	June 30, 2023				December 31, 2022
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(.37)%	.50%	(.10)%	.90%	(.58)%	.95%	(2.02)%	1.44%

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

In addition, the Company enters into interest rate, foreign exchange and commodity derivative contracts to support the business requirements of its customers (customer-related positions). The Company minimizes the market and liquidity risks of customer-related positions by either entering into similar offsetting positions with broker-dealers, or on a portfolio basis by entering into other derivative or non-derivative
financial instruments that partially or fully offset the exposure from these customer-related positions. The Company may enter into derivative contracts that are either exchange-traded, centrally cleared through clearinghouses or over-the-counter.
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
For additional information on derivatives and hedging activities, refer to Notes 13 and 14 in the Notes to Consolidated Financial Statements.
LIBOR Transition
 In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it would no longer require banks to submit rates for

22	U.S. Bancorp

the London InterBank Offered Rate (“LIBOR”) after 2021. As of July 3, 2023, all tenors of LIBOR have ceased to be published or representative. The Company holds financial instruments impacted by the discontinuance of LIBOR, including certain loans, investment securities, derivatives, borrowings and other financial instruments that use LIBOR as the benchmark rate. The Company also provides various services to customers in its capacities as trustee, servicer, and asset manager, which involve financial instruments that are similarly impacted by the discontinuance of LIBOR.
The Company has implemented its remediation strategy for its financial instruments associated with all LIBOR currencies and tenors and has established processes and procedures to address inquiries from customers and other third-parties regarding the LIBOR transition. The Company has applied the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and the Regulations Implementing the Adjustable Interest Rate (LIBOR) Act (Regulation ZZ) (the “Final Rules”) to substantially all financial instruments that are eligible. The LIBOR Act and Final Rules established a process for replacing LIBOR in existing LIBOR contracts that did not provide for the use of a clearly defined or practicable replacement benchmark rate by providing that a benchmark replacement identified by the Federal Reserve Board that is based on the Secured Overnight Financing Rate (“SOFR”) replaces LIBOR as the benchmark for those contracts as a matter of law, without the need to be amended by the parties.
Because financial instruments will transition to an alternative reference rate (“ARR”) at the first reset date LIBOR is unavailable, many products will continue to accrue interest on LIBOR for a period of time after cessation, but these financial instruments all have a transition plan in place as of the cessation of LIBOR.
Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, for further discussion on potential risks that could adversely affect the Company’s financial results as a result of the LIBOR transition.
Market Risk Management
 In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risk, commodities risk and funding activities. For purposes of its internal capital adequacy assessment process, the Company considers risk arising from its trading activities, as well as the remeasurement volatility of foreign currency denominated balances included on its Consolidated Balance Sheet (collectively, “Covered Positions”), employing methodologies consistent with the requirements of regulatory rules for market risk. The Company’s Market Risk Committee (“MRC”), within the framework of the ALCO, oversees market risk management. The MRC monitors and reviews the Company’s Covered Positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company uses a VaR approach to measure general market risk. Theoretically, VaR represents the statistical risk of loss the Company has to adverse market movements over a one-day
time horizon. The Company uses the Historical Simulation method to calculate VaR for its Covered Positions measured at the ninety-ninth percentile using a one-year
look-back period for distributions derived from past market data. The market factors used in the calculations include those pertinent to market risks inherent in the underlying trading portfolios, principally those that affect the Company’s corporate bond trading business, foreign currency transaction business, client derivatives business, loan trading business and municipal securities business, as well as those inherent in the Company’s foreign denominated balances and the derivatives used to mitigate the related measurement volatility. On average, the Company expects the one-day
VaR to be exceeded by actual losses two to three times per year related to these positions. The Company monitors the accuracy of internal VaR models and modeling processes by back-testing model performance, regularly updating the historical data used by the VaR models and regular model validations to assess the accuracy of the models’ input, processing, and reporting components. All models are required to be independently reviewed and approved prior to being placed in use. If the Company were to experience market losses in excess of the estimated VaR more often than expected, the VaR models and associated assumptions would be analyzed and adjusted. VaR amounts reflect MUB beginning December 1, 2022, the day the acquisition transaction closed.
The average, high, low and
period-end
one-day
VaR amounts for the Company’s Covered Positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2023	2022
Average	$5	$1
High	7	2
Low	3	1
Period-end	4	2
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the six months ended June 30, 2023 and 2022. The Company stress tests its market risk measurements to provide management with perspectives on market

U.S. Bancorp	23

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
The average, high, low and
period-end
one-day
Stressed VaR amounts for the Company’s Covered Positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2023	2022
Average	$13	$5
High	16	9
Low	10	3
Period-end	11	9
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
one-year
look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Six Months Ended June 30 (Dollars in Millions)	2023	2022
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$2
High	2	5
Low	—	1
Mortgage Servicing Rights and Related Hedges
Average	$8	$7
High	12	13
Low	4	3
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
The following table summarizes the Company’s total available liquidity from on-balance
sheet and
off-balance
sheet funding sources:

(Dollars in millions)	June 30, 2023	December 31, 2022
Cash held at the Federal Reserve Bank and other central banks	$62,869	$45,171
Available investment securities	25,911	132,052
Borrowing capacity from the Federal Reserve Bank and FHLB	227,566	125,682
Total available liquidity	$316,346	$302,905

24	U.S. Bancorp

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost
funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $521.6 billion at June 30, 2023, compared with $525.0 billion at December 31, 2022. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $45.3 billion at June 30, 2023, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $32.3 billion at June 30, 2023, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At June 30, 2023, parent company long-term debt outstanding was $34.0 billion, compared with $27.0 billion at December 31, 2022. The increase was primarily due to $7.2 billion of medium-term note issuances. As of June 30, 2023, there was no parent company debt scheduled to mature in the remainder of 2023. Future debt maturities may be met through medium-term note and capital security issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a
30-day
stressed period. At June 30, 2023, the Company was compliant with this requirement.
The Company is also subject to a regulatory Net Stable Funding Ratio (“NSFR”) requirement which requires banks to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year
time horizon. At June 30, 2023, the Company was compliant with this requirement.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2022, for further discussion on liquidity risk management.
European Exposures
The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for both the three and six months ended June 30, 2023. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2023, the Company had an aggregate amount on deposit with European banks of approximately $7.0 billion, predominately with the Central Bank of Ireland and Bank of England.
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

U.S. Bancorp	25

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2023	December 31, 2022
Basel III standardized approach:
Common equity tier 1 capital	$42,944	$41,560
Tier 1 capital	50,187	48,813
Total risk-based capital	60,334	59,015
Risk-weighted assets	473,393	496,500

Common equity tier 1 capital as a percent of risk-weighted assets (a)	9.1%	8.4%
Tier 1 capital as a percent of risk-weighted assets	10.6	9.8
Total risk-based capital as a percent of risk-weighted assets	12.7	11.9
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	7.5	7.9
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	6.2	6.4
(a)
The Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology, was 8.9 percent at June 30, 2023, compared with 8.1 percent at December 31, 2022.

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

Capital Management
 The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. To achieve its capital goals, the Company employs a variety of capital management tools, including dividends, common share repurchases, and the issuance of subordinated debt, non-cumulative
perpetual preferred stock, common stock and other capital instruments. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2022, the Company began to phase into its regulatory capital requirements the cumulative deferred impact of its 2020 adoption of the accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology plus 25 percent of its quarterly credit reserve increases during 2020 and 2021. This cumulative deferred impact will continue to be phased into the Company’s regulatory capital over the next two years, culminating with a fully phased in regulatory capital calculation beginning in 2025. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at June 30, 2023 and December 31, 2022. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
In connection with the Company’s acquisition of MUB, the Company committed to meet the requirements applicable to Category II institutions by December 31, 2024, if the Federal Reserve notifies the Company by January 1, 2024, that the Company must comply with such rules.
In July 2023, the U.S. federal bank regulatory authorities proposed a rule implementing the Basel Committee’s finalization of the post-crisis regulatory capital reforms. The proposal provides for a July 1, 2025 effective date, subject to a three-year transition period. The proposal includes the Fundamental Review of the Trading Book, which replaces the market risk rule, and introduces new standardized approaches for credit risk, operational risk and credit valuation adjustment (CVA) risk, which would replace the current models-based approaches. The Company is currently evaluating the impact of the proposed rule and expects that any final rule would result in the Company being required to maintain increased levels of regulatory capital.
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the CECL methodology under the standardized approach, was 4.8 percent and 6.8 percent, respectively, at June 30, 2023, compared with 4.5 percent and 6.0 percent, respectively, at December 31, 2022. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology was 8.9 percent at June 30, 2023, compared with 8.1 percent at December 31, 2022. Refer to
“Non-GAAP
Financial Measures” beginning on page 32 for further information on these other capital ratios.

26	U.S. Bancorp

Total U.S. Bancorp shareholders’ equity was $53.0 billion at June 30, 2023, compared with $50.8 billion at December 31, 2022. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale
investment securities included in other comprehensive income (loss), partially offset by dividends paid.
The Company announced on December 22, 2020 that its Board of Directors had approved an authorization to repurchase $3.0 billion of its common stock beginning January 1, 2021. The Company suspended all common stock repurchases at the beginning of the third quarter of 2021, except for those done exclusively in connection with its stock-based compensation programs, due to its acquisition of MUB. The Company will evaluate potential repurchases in connection with the potential capital requirements given the regulatory landscape. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with regulatory requirements. On August 3, 2023, the Company issued 24 million shares of common stock of the Company to an affiliate of MUFG for a purchase price of $936 million. The proceeds of the issuance were used to repay a portion of the Company’s $3.5 billion debt obligation to MUFG. As a result, the Company’s common equity tier 1 capital ratio will increase by approximately 20 basis points. See “MUFG Union Bank Acquisition” on page 5 of this Report for further information.
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company or any affiliated purchaser during the second quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
April	371,038	(a)	$34.31	6,038	$1,331
May	370,829	(b)	30.17	829	1,331
June	70,173	(c)	33.08	173	1,331
Total	812,040	(d)	$32.31	7,040	$1,331

(a)
Includes 365,000 shares of common stock purchased, at an average price per share of $34.31, in open-market transactions by U.S. Bank National Association, the Company’s primary banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

(b)
Includes 370,000 shares of common stock purchased, at an average price per share of $30.15, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

(c)
Includes 70,000 shares of common stock purchased, at an average price per share of $33.08, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

(d)
Includes 805,000 shares of common stock purchased, at an average price per share of $32.29, in open-market transactions by U.S. Bank National Association in its capacity as trustee of the U.S. Bank 401(k) Savings Plan.

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
Corporate and Commercial Banking
Corporate and Commercial Banking offers lending, equipment finance and small-ticket leasing, depository services, treasury management, capital markets services, international trade services and other financial services to middle market, large corporate, commercial real estate, financial institution, non-profit
and public sector clients. Corporate and Commercial Banking contributed $435 million of the Company’s net income in the second quarter and $1.0 billion in the first six months of 2023, or increases of $59 million (15.7 percent) and $258 million (32.9 percent), respectively, compared with the same periods of 2022.
Net revenue increased $295 million (27.5 percent) in the second quarter and $700 million (33.9 percent) in the first six months of 2023, compared with the same periods of 2022. Net interest income, on a taxable-equivalent basis, increased $220 million (27.5 percent) in the second quarter and $553 million (35.8 percent) in the first six months of 2023, compared with the same periods of 2022. The increases were primarily due to the impact of

U.S. Bancorp	27

higher rates on the margin benefit from deposits and the acquisition of MUB. Noninterest income increased $75 million (27.6 percent) in the second quarter and $147 million (28.3 percent) in the first six months of 2023, compared with the same periods of 2022, primarily due to the MUB acquisition and higher commercial products revenue mainly due to higher trading revenue.
Noninterest expense increased $165 million (35.0 percent) in the second quarter and $334 million (36.5 percent) in the first six months of 2023, compared with the same periods of 2022, primarily due to higher FDIC insurance expense driven by an increase in the assessment base and rate along with the inclusion of MUB in the current year, higher net shared services expense driven by investment in support of business growth and the impact of the MUB acquisition, including intangible amortization driven by the core deposit intangible. The provision for credit losses increased $52 million (53.1 percent) in the second quarter and $22 million (21.2 percent) in the first six months of 2023, compared with the same periods of 2022, primarily due to credit downgrades in commercial real estate and select commercial portfolios in the current year.
Consumer and Business Banking
 Consumer and Business Banking comprises consumer banking, small business banking and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, on-line
services, direct mail, ATM processing, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners. Consumer and Business Banking contributed $598 million of the Company’s net income in the second quarter and $1.3 billion in the first six months of 2023, or increases of $115 million (23.8 percent) and $432 million (51.1 percent), respectively, compared with the same periods of 2022.
Net revenue increased $652 million (33.1 percent) in the second quarter and $1.4 million (35.7 percent) in the first six months of 2023, compared with the same periods of 2022. Net interest income, on a taxable-equivalent basis, increased $616 million (39.0 percent) in the second quarter and $1.4 billion (46.3 percent) in the first six months of 2023, compared with the same periods of 2022, due to the favorable impact of higher rates on the margin benefit from deposits and the acquisition of MUB. Noninterest income increased $36 million (9.2 percent) in the second quarter of 2023, compared with the second quarter of 2022, primarily due to the acquisition of MUB. Noninterest income decreased $21 million (2.5 percent) in the first six months of 2023, compared with the first six months of 2022, primarily due to lower mortgage banking revenue reflecting lower application volume, given declining refinancing activities experienced in the mortgage industry, partially offset by the impact of the MUB acquisition.
Noninterest expense increased $400 million (28.6 percent) in the second quarter and $761 million (27.1 percent) in the first six months of 2023, compared with the same periods of 2022, primarily due to increases in net shared services expense due to investments in digital capabilities and the impact of the MUB acquisition, including intangible amortization driven by the core deposit intangible. The provision for credit losses increased $98 million in the second quarter and $57 million in the first six months of 2023, compared with the same periods of 2022, due to normalizing credit conditions.
Wealth Management and Investment Services
 Wealth Management and Investment Services provides private banking, financial advisory services, investment management, retail brokerage services, insurance, trust, custody and fund servicing through four businesses: Wealth Management, Global Corporate Trust & Custody, U.S. Bancorp Asset Management and Fund Services. Wealth Management and Investment Services contributed $403 million of the Company’s net income in the second quarter and $820 million in the first six months of 2023, or increases of $38 million (10.4 percent) and $211 million (34.6 percent), respectively, compared with the same periods of 2022.
Net revenue increased $188 million (18.4 percent) in the second quarter and $519 million (27.2 percent) in the first six months of 2023, compared with the same periods of 2022. Net interest income, on a taxable-equivalent basis, increased $112 million (30.3 percent) in the second quarter and $337 million (50.9 percent) in the first six months of 2023, compared with the same periods of 2022, primarily due to the favorable impact of higher rates on the margin benefit from deposits and the acquisition of MUB. Noninterest income increased $76 million (11.7 percent) in the second quarter and $182 million (14.6 percent) in the first six months of 2023, compared with the same periods of 2022, primarily due to higher trust and investment management fees driven by the acquisition of MUB and core business growth.
Noninterest expense increased $131 million (24.3 percent) in the second quarter and $243 million (22.3 percent) in the first six months of 2023, compared with the same periods of 2022, reflecting higher compensation and employee benefits expense as a result of merit increases and core business growth, higher net shared services expense driven by investment in support

28	U.S. Bancorp

of business growth and the impact of the MUB acquisition. The provision for credit losses increased $7 million in the second quarter and decreased $4 million in the first six months of 2023, compared with the same periods of 2022. The changes from the prior year were driven by ending loan balance growth in the current year compared to the prior year.
Payment Services
 Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services and merchant processing. Payment Services contributed $350 million of the Company’s net income in the second quarter and $693 million in the first six months of 2023, or decreases of $44 million (11.2 percent) and $78 million (10.1 percent), respectively, compared with the same periods of 2022.
Net revenue increased $84 million (5.2 percent) in the second quarter and $196 million (6.3 percent) in the first six months of 2023, compared with the same periods of 2022. Net interest income, on a taxable-equivalent basis, increased $26 million (4.2 percent) in the second quarter and $58 million (4.7 percent) in the first six months of 2023, compared with the same periods of 2022, primarily due to higher loan yields driven by higher interest rates and customer revolve rates, higher loan balances and higher loan fees, mostly offset by higher funding costs. Noninterest income increased $58 million (5.8 percent) in the second quarter and $138 million (7.5 percent) in the first six months of 2023, compared with the same periods of 2022, mainly due to continued strengthening of consumer and business spending across most sectors. As a result, there was strong growth in card revenue and merchant processing services revenue driven by higher sales volume, as well as higher corporate payment products revenue due to increased spending.
Noninterest expense increased $50 million (5.8 percent) in the second quarter and $117 million (6.8 percent) in the first six months of 2023, compared with the same periods of 2022, reflecting higher net shared services expense driven by investment in infrastructure and technology development, in addition to higher compensation and employee benefits expense due to merit increases and core business growth. The provision for credit losses increased $93 million (42.1 percent) in the second quarter and $183 million (52.1 percent) in the first six months of 2023, compared with the same periods of 2022, primarily due to normalizing credit conditions exhibited through increasing delinquency rates and lower consumer liquidity.
Treasury and Corporate Support
 Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net losses of $425 million in the second quarter and $774 million in the first six months of 2023, compared with a net loss of $87 million and net income of $78 million in the same periods of 2022, respectively.
Net revenue decreased $56 million (16.6 percent) in the second quarter and $69 million (10.8 percent) in the first six months of 2023, compared with the same periods of 2022. Noninterest income decreased $67 million (27.8 percent) in the second quarter and $157 million (32.4 percent) in the first six months of 2023, compared with the same periods of 2022, primarily due to lower securities gains and commercial products revenue, along with the impact of balance sheet repositioning and capital management actions. Net interest income, on a taxable-equivalent basis, increased $11 million (11.5 percent) in the second quarter and $88 million (57.9 percent) in the first six months of 2023, compared with the same periods of 2022, primarily due to the acquisition of MUB, partially offset by higher funding costs.
Noninterest expense increased $99 million (22.1 percent) in the second quarter and $443 million (63.2 percent) in the first six months of 2023, compared with the same periods of 2022, primarily due to merger and integration charges and operating expenses related to the acquisition of MUB, higher compensation and employee benefits expense reflecting merit increases and hiring to support business growth, partially offset by lower net shared services expense. The provision for credit losses increased $260 million in the second quarter and $567 million in the first six months of 2023, compared with the same periods of 2022, primarily due to balance sheet repositioning and capital management actions and increased economic uncertainty.
Income taxes are assessed to each line of business at a managerial tax rate of 25.0 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

U.S. Bancorp	29

Table 11	Line of Business Financial Performance

	Corporate and Commercial Banking			Consumer and Business Banking			Wealth Management and Investment Services
Three Months Ended June 30 (Dollars in Millions)	2023	2022	Percent Change	2023	2022	Percent Change	2023	2022	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,019	$799	27.5%	$2,196	$1,580	39.0%	$482	$370	30.3%
Noninterest income	347	272	27.6	426	390	9.2	728	652	11.7
Total net revenue	1,366	1,071	27.5	2,622	1,970	33.1	1,210	1,022	18.4
Noninterest expense	636	471	35.0	1,801	1,401	28.6	670	539	24.3
Income (loss) before provision and income taxes	730	600	21.7	821	569	44.3	540	483	11.8
Provision for credit losses	150	98	53.1	24	(74)	*	3	(4)	*
Income (loss) before income taxes	580	502	15.5	797	643	24.0	537	487	10.3
Income taxes and taxable-equivalent adjustment	145	126	15.1	199	160	24.4	134	122	9.8
Net income (loss)	435	376	15.7	598	483	23.8	403	365	10.4
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$435	$376	15.7	$598	$483	23.8	$403	$365	10.4
Average Balance Sheet
Loans	$151,123	$123,245	22.6	$169,704	$140,747	20.6	$24,568	$22,285	10.2
Goodwill	2,859	1,912	49.5	4,531	3,244	39.7	1,792	1,718	4.3
Other intangible assets	537	4	*	5,393	3,635	48.4	426	300	42.0
Assets	173,101	137,809	25.6	187,507	155,700	20.4	29,008	25,728	12.7
Noninterest-bearing deposits	51,242	59,226	(13.5)	35,489	30,492	16.4	21,199	25,194	(15.9)
Interest-bearing deposits	107,724	93,830	14.8	187,793	164,269	14.3	80,061	75,824	5.6
Total deposits	158,966	153,056	3.9	223,282	194,761	14.6	101,260	101,018	.2
Total U.S. Bancorp shareholders’ equity	18,244	13,992	30.4	16,516	12,326	34.0	3,976	3,615	10.0

	Payment Services			Treasury and Corporate Support			Consolidated Company
Three Months Ended June 30 (Dollars in Millions)	2023	2022	Percent Change	2023	2022	Percent Change	2023	2022	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$645	$619	4.2%	$107	$96	11.5%	$4,449	$3,464	28.4%
Noninterest income	1,051	993	5.8	174	241	(27.8)	2,726	2,548	7.0
Total net revenue	1,696	1,612	5.2	281	337	(16.6)	7,175	6,012	19.3
Noninterest expense	915	865	5.8	547	448	22.1	4,569	3,724	22.7
Income (loss) before provision and income taxes	781	747	4.6	(266)	(111)	*	2,606	2,288	13.9
Provision for credit losses	314	221	42.1	330	70	*	821	311	*
Income (loss) before income taxes	467	526	(11.2)	(596)	(181)	*	1,785	1,977	(9.7)
Income taxes and taxable-equivalent adjustment	117	132	(11.4)	(179)	(97)	(84.5)	416	443	(6.1)
Net income (loss)	350	394	(11.2)	(417)	(84)	*	1,369	1,534	(10.8)
Net (income) loss attributable to noncontrolling interests	—	—	—	(8)	(3)	*	(8)	(3)	*
Net income (loss) attributable to U.S. Bancorp	$350	$394	(11.2)	$(425)	$(87)	*	$1,361	$1,531	(11.1)
Average Balance Sheet
Loans	$37,913	$33,854	12.0	$5,509	$4,056	35.8	$388,817	$324,187	19.9
Goodwill	3,330	3,318	.4	—	—	—	12,512	10,192	22.8
Other intangible assets	359	437	(17.8)	9	—	*	6,724	4,376	53.7
Assets	44,127	41,014	7.6	239,269	219,660	8.9	673,012	579,911	16.1
Noninterest-bearing deposits	3,179	3,396	(6.4)	2,649	2,519	5.2	113,758	120,827	(5.9)
Interest-bearing deposits	104	167	(37.7)	7,825	1,599	*	383,507	335,689	14.2
Total deposits	3,283	3,563	(7.9)	10,474	4,118	*	497,265	456,516	8.9
Total U.S. Bancorp shareholders’ equity	9,127	8,113	12.5	5,959	11,120	(46.4)	53,822	49,166	9.5

*	Not meaningful

30	U.S. Bancorp

	Corporate and Commercial Banking			Consumer and Business Banking			Wealth Management and Investment Services
Six Months Ended June 30 (Dollars in Millions)	2023	2022	Percent Change	2023	2022	Percent Change	2023	2022	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$2,099	$1,546	35.8%	$4,480	$3,063	46.3%	$999	$662	50.9%
Noninterest income	666	519	28.3	823	844	(2.5)	1,429	1,247	14.6
Total net revenue	2,765	2,065	33.9	5,303	3,907	35.7	2,428	1,909	27.2
Noninterest expense	1,249	915	36.5	3,568	2,807	27.1	1,335	1,092	22.3
Income (loss) before provision and income taxes	1,516	1,150	31.8	1,735	1,100	57.7	1,093	817	33.8
Provision for credit losses	126	104	21.2	31	(26)	*	—	4	*
Income (loss) before income taxes	1,390	1,046	32.9	1,704	1,126	51.3	1,093	813	34.4
Income taxes and taxable-equivalent adjustment	348	262	32.8	426	280	52.1	273	204	33.8
Net income (loss)	1,042	784	32.9	1,278	846	51.1	820	609	34.6
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$1,042	$784	32.9	$1,278	$846	51.1	$820	$609	34.6
Average Balance Sheet
Loans	$150,455	$119,598	25.8	$169,898	$140,586	20.8	$24,441	$21,483	13.8
Goodwill	2,842	1,912	48.6	4,511	3,253	38.7	1,790	1,739	2.9
Other intangible assets	564	4	*	5,493	3,406	61.3	434	283	53.4
Assets	171,389	132,899	29.0	187,715	156,320	20.1	28,808	25,062	14.9
Noninterest-bearing deposits	54,808	61,195	(10.4)	39,331	30,721	28.0	21,619	26,378	(18.0)
Interest-bearing deposits	106,326	90,509	17.5	184,632	163,123	13.2	83,656	75,007	11.5
Total deposits	161,134	151,704	6.2	223,963	193,844	15.5	105,275	101,385	3.8
Total U.S. Bancorp shareholders’ equity	17,776	13,862	28.2	16,608	12,270	35.4	4,040	3,604	12.1

	Payment Services			Treasury and Corporate Support			Consolidated Company
Six Months Ended June 30 (Dollars in Millions)	2023	2022	Percent Change	2023	2022	Percent Change	2023	2022	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,299	$1,241	4.7%	$240	$152	57.9%	$9,117	$6,664	36.8%
Noninterest income	1,988	1,850	7.5	327	484	(32.4)	5,233	4,944	5.8
Total net revenue	3,287	3,091	6.3	567	636	(10.8)	14,350	11,608	23.6
Noninterest expense	1,828	1,711	6.8	1,144	701	63.2	9,124	7,226	26.3
Income (loss) before provision and income taxes	1,459	1,380	5.7	(577)	(65)	*	5,226	4,382	19.3
Provision for credit losses	534	351	52.1	557	(10)	*	1,248	423	*
Income (loss) before income taxes	925	1,029	(10.1)	(1,134)	(55)	*	3,978	3,959	.5
Income taxes and taxable-equivalent adjustment	232	258	(10.1)	(374)	(137)	*	905	867	4.4
Net income (loss)	693	771	(10.1)	(760)	82	*	3,073	3,092	(.6)
Net (income) loss attributable to noncontrolling interests	—	—	—	(14)	(4)	*	(14)	(4)	*
Net income (loss) attributable to U.S. Bancorp	$693	$771	(10.1)	$(774)	$78	*	$3,059	$3,088	(.9)
Average Balance Sheet
Loans	$37,426	$32,802	14.1	$5,569	$4,139	34.5	$387,789	$318,608	21.7
Goodwill	3,325	3,321	.1	—	—	—	12,468	10,225	21.9
Other intangible assets	372	450	(17.3)	22	—	*	6,885	4,143	66.2
Assets	43,493	39,762	9.4	237,846	224,620	5.9	669,251	578,663	15.7
Noninterest-bearing deposits	3,181	3,534	(10.0)	2,766	2,547	8.6	121,705	124,375	(2.1)
Interest-bearing deposits	106	164	(35.4)	7,333	2,174	*	382,053	330,977	15.4
Total deposits	3,287	3,698	(11.1)	10,099	4,721	*	503,758	455,352	10.6
Total U.S. Bancorp shareholders’ equity	9,048	8,065	12.2	5,776	13,503	(57.2)	53,248	51,304	3.8

*	Not meaningful

U.S. Bancorp	31

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
non-GAAP
financial measures:

(Dollars in Millions)	June 30, 2023	December 31, 2022
Total equity	$53,484	$51,232
Preferred stock	(6,808)	(6,808)
Noncontrolling interests	(465)	(466)
Goodwill (net of deferred tax liability) (1)	(11,493)	(11,395)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(2,490)	(2,792)
Tangible common equity (a)	32,228	29,771
Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation	42,944	41,560
Adjustments (2)	(866)	(1,299)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology (b)	42,078	40,261
Total assets	680,825	674,805
Goodwill (net of deferred tax liability) (1)	(11,493)	(11,395)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(2,490)	(2,792)
Tangible assets (c)	666,842	660,618
Risk-weighted assets, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation (d)	473,393	496,500
Adjustments (3)	(735)	(620)
Risk-weighted assets, reflecting the full implementation of the CECL methodology (e)	472,658	495,880

Ratios
Tangible common equity to tangible assets (a)/(c)	4.8%	4.5%
Tangible common equity to risk-weighted assets (a)/(d)	6.8	6.0
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology (b)/(e)	8.9	8.1

32	U.S. Bancorp

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net interest income	$4,415	$3,435	$9,049	$6,608
Taxable-equivalent adjustment (4)	34	29	68	56
Net interest income, on a taxable-equivalent basis	4,449	3,464	9,117	6,664

Net interest income, on a taxable-equivalent basis (as calculated above)	4,449	3,464	9,117	6,664
Noninterest income	2,726	2,548	5,233	4,944
Less: Securities gains (losses), net	3	19	(29)	37
Total net revenue, excluding net securities gains (losses) (f)	7,172	5,993	14,379	11,571

Noninterest expense (g)	4,569	3,724	9,124	7,226

Efficiency ratio (g)/(f)	63.7%	62.1%	63.5%	62.4%

Net charge-offs	$649		$1,022
Less: Notable items (5)	309		400
Net charge-offs, excluding notable items	340		622
Annualized net charge-offs, excluding notable items (h)	1,364		1,254

Average loan balances (i)	388,817		387,789

Net charge-off ratio, excluding notable items (h)/(i)	.35%		.32%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(3)	Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.
(4)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(5)	Notable items for the three months ended June 30, 2023 included $309 million of net charge-offs related to balance sheet repositioning and capital management actions.

Notable items for the six months ended June 30, 2023 included $309 million of net charge-offs related to balance sheet repositioning and capital management actions and $91 million of net charge-offs related to the uncollectible amount of acquired MUB loans, which were considered purchased credit deteriorated as of the date of acquisition.

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
During the most recently completed fiscal quarter, the Company completed the conversion of MUB into its overall internal control over financial reporting processes. There were no other changes made in the Company’s internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial
reporting.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	June 30, 2023	December 31, 2022
	(Unaudited)

Assets
Cash and due from banks	$70,642	$53,542
Investment securities
Held-to-maturity (fair value $76,285 and $77,874, respectively)	86,938	88,740
Available-for-sale ($327 and $858 pledged as collateral, respectively) (a)	69,221	72,910
Loans held for sale (including $2,280 and $1,849 of mortgage loans carried at fair value, respectively)	2,361	2,200
Loans
Commercial	136,775	135,690
Commercial real estate	54,357	55,487
Residential mortgages	114,449	115,845
Credit card	26,626	26,295
Other retail	47,221	54,896
Total loans	379,428	388,213
Less allowance for loan losses	(7,164)	(6,936)
Net loans	372,264	381,277
Premises and equipment	3,695	3,858
Goodwill	12,486	12,373
Other intangible assets	6,634	7,155
Other assets (including $2,422 and $702 of trading securities at fair value pledged as collateral, respectively) (a)	56,584	52,750
Total assets	$680,825	$674,805

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$104,996	$137,743
Interest-bearing	416,604	387,233
Total deposits	521,600	524,976
Short-term borrowings	32,334	31,216
Long-term debt	45,283	39,829
Other liabilities	28,124	27,552
Total liabilities	627,341	623,573
Shareholders’ equity
Preferred stock	6,808	6,808
Common stock, par value $0.01 a share - authorized: 4,000,000,000 shares; issued: 6/30/23 and 12/31/22—2,125,725,742 shares	21	21
Capital surplus	8,742	8,712
Retained earnings	73,355	71,901
Less cost of common stock in treasury: 6/30/23 — 592,774,984 shares; 12/31/22—594,747,484 shares	(25,189)	(25,269)
Accumulated other comprehensive income (loss)	(10,718)	(11,407)
Total U.S. Bancorp shareholders’ equity	53,019	50,766
Noncontrolling interests	465	466
Total equity	53,484	51,232
Total liabilities and equity	$680,825	$674,805

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Interest Income
Loans	$5,605	$2,869	$10,882	$5,468
Loans held for sale	38	54	69	114
Investment securities	1,077	806	2,151	1,523
Other interest income	806	96	1,388	138
Total interest income	7,526	3,825	14,490	7,243
Interest Expense
Deposits	1,939	177	3,444	257
Short-term borrowings	740	57	1,189	78
Long-term debt	432	156	808	300
Total interest expense	3,111	390	5,441	635
Net interest income	4,415	3,435	9,049	6,608
Provision for credit losses	821	311	1,248	423
Net interest income after provision for credit losses	3,594	3,124	7,801	6,185
Noninterest Income
Card revenue	422	399	782	737
Corporate payment products revenue	190	172	379	330
Merchant processing services	436	425	823	788
Trust and investment management fees	621	566	1,211	1,066
Service charges	324	334	648	667
Commercial products revenue	358	290	692	556
Mortgage banking revenue	131	142	259	342
Investment products fees	68	59	136	121
Securities gains (losses), net	3	19	(29)	37
Other	173	142	332	300
Total noninterest income	2,726	2,548	5,233	4,944
Noninterest Expense
Compensation and employee benefits	2,646	2,246	5,292	4,495
Net occupancy and equipment	316	265	637	534
Professional services	141	111	275	225
Marketing and business development	122	106	244	186
Technology and communications	522	419	1,025	840
Other intangibles	159	40	319	87
Merger and integration charges	310	197	554	197
Other	353	340	778	662
Total noninterest expense	4,569	3,724	9,124	7,226
Income before income taxes	1,751	1,948	3,910	3,903
Applicable income taxes	382	414	837	811
Net income	1,369	1,534	3,073	3,092
Net (income) loss attributable to noncontrolling interests	(8)	(3)	(14)	(4)
Net income attributable to U.S. Bancorp	$1,361	$1,531	$3,059	$3,088
Net income applicable to U.S. Bancorp common shareholders	$1,281	$1,464	$2,873	$2,930
Earnings per common share	$.84	$.99	$1.87	$1.97
Diluted earnings per common share	$.84	$.99	$1.87	$1.97
Average common shares outstanding	1,533	1,486	1,532	1,485
Average diluted common shares outstanding	1,533	1,487	1,533	1,486
See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net income	$1,369	$1,534	$3,073	$3,092
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	(460)	(4,761)	845	(11,515)
Changes in unrealized gains (losses) on derivative hedges	(465)	98	(261)	98
Foreign currency translation	19	(3)	18	(3)
Changes in unrealized gains (losses) on retirement plans	—	—	1	—
Reclassification to earnings of realized (gains) losses	147	84	305	151
Income taxes related to other comprehensive income (loss)	194	1,159	(219)	2,851
Total other comprehensive income (loss)	(565)	(3,423)	689	(8,418)
Comprehensive income (loss)	804	(1,889)	3,762	(5,326)
Comprehensive (income) loss attributable to noncontrolling interests	(8)	(3)	(14)	(4)

Comprehensive income (loss) attributable to U.S. Bancorp	$796	$(1,892)	$3,748	$(5,330)
See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance March 31, 2022	1,486	$6,808	$21	$8,515	$69,987	$(27,193)	$(6,938)	$51,200	$468	$51,668
Net income (loss)					1,531			1,531	3	1,534
Other comprehensive income (loss)							(3,423)	(3,423)		(3,423)
Preferred stock dividends (a)					(59)			(59)		(59)
Common stock divid e nds ($.46 per share)					(687)			(687)		(687)
Issuance of common and treasury stock				(3)		4		1		1
Purchase of treasury stock						(1)		(1)		(1)
Distributions to noncontrolling interests								—	(2)	(2)
Net other changes in noncontrolling interests								—	(5)	(5)
Stock option and restricted stock grants				43				43		43

Balance June 30, 2022	1,486	$6,808	$21	$8,555	$70,772	$(27,190)	$(10,361)	$48,605	$464	$49,069
Balance March 31, 2023	1,533	$6,808	$21	$8,699	$72,807	$(25,193)	$(10,153)	$52,989	$465	$53,454
Net income (loss)					1,361			1,361	8	1,369
Other comprehensive income (loss)							(565)	(565)		(565)
Preferred stock dividends (b)					(73)			(73)		(73)
Common stock dividends ($.48 per share)					(740)			(740)		(740)
Issuance of common and treasury stock				(2)		4		2		2
Distributions to noncontrolling interests								—	(7)	(7)
Net other changes in noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				45				45		45

Balance June 30, 2023	1,533	$6,808	$21	$8,742	$73,355	$(25,189)	$(10,718)	$53,019	$465	$53,484
Balance December 31, 2021	1,484	$6,371	$21	$8,539	$69,201	$(27,271)	$(1,943)	$54,918	$469	$55,387
Net income (loss)					3,088			3,088	4	3,092
Other comprehensive income (loss)							(8,418)	(8,418)		(8,418)
Preferred stock dividends (c)					(143)			(143)		(143)
Common stock dividends ($.92 per share)					(1,374)			(1,374)		(1,374)
Issuance of preferred stock		437						437		437
Issuance of common and treasury stock	3			(119)		136		17		17
Purchase of treasury stock	(1)					(55)		(55)		(55)
Distributions to noncontrolling interests								—	(4)	(4)
Net other changes in noncontrolling interests								—	(5)	(5)
Stock option and restricted stock grants				135				135		135

Balance June 30, 2022	1,486	$6,808	$21	$8,555	$70,772	$(27,190)	$(10,361)	$48,605	$464	$49,069

Balance December 31, 2022	1,531	$6,808	$21	$8,712	$71,901	$(25,269)	$(11,407)	$50,766	$466	$51,232
Change in accounting principle (d)					46			46		46
Net income (loss)					3,059			3,059	14	3,073
Other comprehensive income (loss)							689	689		689
Preferred stock dividends (e)					(171)			(171)		(171)
Common stock dividends ($.96 per share)					(1,480)			(1,480)		(1,480)
Issuance of common and treasury stock	3			(116)		124		8		8
Purchase of treasury stock	(1)					(44)		(44)		(44)
Distributions to noncontrolling interests								—	(14)	(14)
Net other changes in noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				146				146		146

Balance June 30, 2023	1,533	$6,808	$21	$8,742	$73,355	$(25,189)	$(10,718)	$53,019	$465	$53,484

(a)
Reflects dividends declared per share on the Company’s Series A, Series B, Series K, Series L, Series M, Series N and Series O
Non-Cumulative
Perpetual Preferred Stock of $884.722, $221.181, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.

(b)
Reflects dividends declared per share on the Company’s Series A, Series B, Series K, Series L, Series M, Series N and Series O
Non-Cumulative
Perpetual Preferred Stock of $1,587.52, $370.338, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.

(c)
Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O
Non-Cumulative
Perpetual Preferred Stock of $1,759.722, $439.931, $662.50, $687.50, $468.75, $500.00, $462.50 and $487.50, respectively.

(d)
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

(e)
Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O
Non-Cumulative
Perpetual Preferred Stock of $3,049.948, $709.695, $662.50, $687.50, $468.75, $500.00, $462.50 and $562.50, respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Six Months Ended June 30
	2023	2022

Operating Activities
Net income attributable to U.S. Bancorp	$3,059	$3,088
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,248	423
Depreciation and amortization of premises and equipment	193	170
Amortization of intangibles	319	87
(Gain) loss on sale of loans held for sale	18	192
(Gain) loss on sale of securities and other assets	24	(67)
Loans originated for sale, net of repayments	(14,639)	(17,325)
Proceeds from sales of loans held for sale	14,244	20,564
Other, net	(308)	3,594
Net cash provided by operating activities	4,158	10,726
Investing Activities
Proceeds from sales of available-for-sale investment securities	8,135	14,797
Proceeds from maturities of held-to-maturity investment securities	2,995	2,407
Proceeds from maturities of available-for-sale investment securities	3,048	9,665
Purchases of held-to-maturity investment securities	(924)	(6,288)
Purchases of available-for-sale investment securities	(2,790)	(18,240)
Net increase in loans outstanding	(613)	(20,072)
Proceeds from sales of loans	5,105	1,671
Purchases of loans	(608)	(1,698)
Net increase in securities purchased under agreements to resell	(1,443)	(154)
Other, net	(1,416)	(1,604)
Net cash provided by (used in) investing activities	11,489	(19,516)
Financing Activities
Net (decrease) increase in deposits	(3,002)	11,019
Net increase in short-term borrowings	551	13,167
Proceeds from issuance of long-term debt	7,230	2,206
Principal payments or redemption of long-term debt	(1,644)	(5,154)
Proceeds from issuance of preferred stock	—	437
Proceeds from issuance of common stock	6	16
Repurchase of preferred stock	—	(1,100)
Repurchase of common stock	(44)	(55)
Cash dividends paid on preferred stock	(165)	(154)
Cash dividends paid on common stock	(1,479)	(1,373)
Net cash provided by financing activities	1,453	19,009
Change in cash and due from banks	17,100	10,219
Cash and due from banks at beginning of period	53,542	28,905
Cash and due from banks at end of period	$70,642	$39,124
See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
MUFG Union Bank Acquisition
On December 1, 2022, the Company acquired MUB’s core regional banking franchise from
MUFG.
Pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of common stock of MUB for a purchase price consisting of $5.5 billion in cash and approximately 44 million shares of common stock of the Company. Under the terms of the Share Purchase Agreement, the purchase price was based on MUB having a tangible book value of $6.25 billion at the closing of the acquisition. At the closing of the acquisition, MUB had $3.5 billion of tangible book value over the $6.25 billion target, consisting of additional cash. The additional cash received is required to be repaid to MUFG on or prior to the fifth anniversary date of the completion of the purchase, in accordance with the terms of the Share Purchase Agreement. As such, it is recognized as debt at the parent company.
On August 3, 2023, the
Company repaid $
936

million of
its debt obligation
from the proceeds of the issuance of 24 million shares of common stock of the Company to an affiliate of
MUFG.
The acquisition
has been accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed from MUB were recorded at fair value as of the acquisition date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the assets and liabilities from MUB are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include, but are not limited to, loans, certain deposits, certain other assets, customer relationships and the core deposit benefits intangible.
In connection with the transaction, the Company recorded within noninterest expense nonrecurring merger and integration charges of $310 million in the second quarter and $554 million in the first six months of 2023, compared with $197 million in both the second quarter and first six months of 2022. These expenses were primarily comprised of personnel, legal, advisory and technology related costs.
The following table includes the fair value of consideration transferred and the preliminary fair value of the identifiable tangible and intangible assets and liabilities from MUB:

December 1, 2022 (Dollars in Millions)
Acquisition consideration
Cash	$5,500
Market value of shares of common stock	2,014

Total consideration transferred at acquisition close date	7,514
Discounted liability to MUFG (a)	2,944

Total	$10,458

Fair Value of MUB assets and liabilities
Assets
Cash and due from banks	$17,754
Investment securities	22,725
Loans held for sale	2,220
Loans	53,395
Less allowance for loan losses	(463)

Net loans	52,932
Premises and equipment	646
Other intangible assets (excluding goodwill)	2,808
Other assets	4,764

Total assets	$103,849

Liabilities
Deposits	$86,110
Short-term borrowings	4,773
Long-term debt	2,584
Other liabilities	2,248

Total liabilities	95,715

Less: Net assets	$8,134

Goodwill	$2,324

(a)
Represents $3.5 billion of noninterest-bearing additional cash held by MUB upon close of the acquisition to be delivered to MUFG on or prior to December 1, 2027, discounted at the Company’s
5-year
unsecured borrowing rate as of the acquisition date, per authoritative accounting guidance.

Preliminary goodwill of $2.3 billion recorded in connection with the transaction resulted from the reputation, operating model and expertise of MUB. The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the excess purchase price over the

40	U.S. Bancorp

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
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity
and
available-for-sale
investment securities were as follows:

	June 30, 2023				December 31, 2022
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity
U.S. Treasury and agencies	$1,345	$—	$(58)	$1,287	$1,344	$—	$(51)	$1,293
Mortgage-backed securities
Residential agency	83,898	—	(10,578)	73,320	85,693	2	(10,810)	74,885
Commercial agency	1,695	—	(17)	1,678	1,703	1	(8)	1,696
Total held-to-maturity	$86,938	$—	$(10,653)	$76,285	$88,740	$3	$(10,869)	$77,874
Available-for-sale
U.S. Treasury and agencies	$21,328	$1	$(2,361)	$18,968	$24,801	$1	$(2,769)	$22,033
Mortgage-backed securities
Residential agency	28,253	3	(2,595)	25,661	32,060	8	(2,797)	29,271
Commercial
Agency	8,719	—	(1,532)	7,187	8,736	—	(1,591)	7,145
Non-agency	7	—	(1)	6	7	—	—	7
Asset-backed securities	7,487	5	(41)	7,451	4,356	5	(38)	4,323
Obligations of state and political subdivisions	11,091	6	(1,153)	9,944	11,484	12	(1,371)	10,125
Other	4	—	—	4	6	—	—	6
Total available-for-sale, excluding portfolio level basis adjustments	76,889	15	(7,683)	69,221	81,450	26	(8,566)	72,910
Portfolio level basis adjustments (a)	(1)	—	1	—	—	—	—	—
Total available-for-sale	$76,888	$15	$(7,682)	$69,221	$81,450	$26	$(8,566)	$72,910

(a)
Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale
investment securities, which are not allocated to individual securities in the portfolio. For additional information, refer to Note 13.

Investment securities with a fair value of $21.3 billion at June 30, 2023, and $15.3 billion at December 31, 2022, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $327 million at June 30, 2023, and $858 million at December 31, 2022.

U.S. Bancorp	41

The following table provides information about the amount of interest income from taxable and non-taxable
investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2023	2022	2023	2022
Taxable	$999	$732	$1,993	$1,378
Non-taxable	78	74	158	145
Total interest income from investment securities	$1,077	$806	$2,151	$1,523
The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale
investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2023	2022	2023	2022
Realized gains	$5	$144	$65	$386
Realized losses	(2)	(125)	(94)	(349)
Net realized gains (losses)	$3	$19	$(29)	$37
Income tax on net realized gains (losses)	$1	$5	$(7)	$9
The Company conducts a regular assessment of its
available-for-sale
investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale
investment securities was immaterial at June 30, 2023 and December 31, 2022.
At June 30, 2023, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale
investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2023:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$419	$(8)	$17,061	$(2,353)	$17,480	$(2,361)
Mortgage-backed securities
Residential agency	2,932	(83)	22,463	(2,512)	25,395	(2,595)
Commercial
Agency	—	—	7,186	(1,532)	7,186	(1,532)
Non-agency	6	(1)	—	—	6	(1)
Asset-backed securities	2,839	(41)	—	—	2,839	(41)
Obligations of state and political subdivisions	2,391	(34)	6,924	(1,119)	9,315	(1,153)
Other	—	—	4	—	4	—
Total investment securities	$8,587	$(167)	$53,638	$(7,516)	$62,225	$(7,683)

42	U.S. Bancorp

These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale
investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2023, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the six months ended June 30, 2023 and 2022, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
All of the Company’s
held-to-maturity
investment securities are U.S. Treasury and agencies securities and highly rated agency mortgage-backed securities that are guaranteed or otherwise supported by the United States government and have no history of credit losses. Accordingly
,
the Company does not expect to incur any credit losses on
held-to-maturity
investment securities and has no allowance for credit losses recorded for these securities.

U.S. Bancorp	43

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at June 30, 2023:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
Held-to-maturity
U.S. Treasury and Agencies
Maturing in one year or less	$50	$49	.8	2.67%
Maturing after one year through five years	1,295	1,238	2.9	2.85
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$1,345	$1,287	2.8	2.85%
Mortgage-Backed Securities (a)
Maturing in one year or less	$22	$22	.8	4.95%
Maturing after one year through five years	1,436	1,419	2.6	4.60
Maturing after five years through ten years	70,260	61,972	9.2	2.18
Maturing after ten years	13,875	11,585	10.2	2.05
Total	$85,593	$74,998	9.2	2.20%
Total held-to-maturity (b)	$86,938	$76,285	9.1	2.21%
Available-for-sale
U.S. Treasury and Agencies
Maturing in one year or less	$13	$13	.2	4.72%
Maturing after one year through five years	6,140	5,809	3.7	2.79
Maturing after five years through ten years	12,981	11,462	6.8	2.20
Maturing after ten years	2,194	1,684	11.1	2.00
Total	$21,328	$18,968	6.4	2.35%
Mortgage-Backed Securities (a)
Maturing in one year or less	$134	$130	.9	2.45%
Maturing after one year through five years	8,980	8,325	3.1	2.42
Maturing after five years through ten years	26,491	23,211	7.6	3.02
Maturing after ten years	1,374	1,188	11.1	3.65
Total	$36,979	$32,854	6.6	2.90%
Asset-Backed Securities (a)
Maturing in one year or less	$1	$1	.3	7.57%
Maturing after one year through five years	7,104	7,068	1.6	5.02
Maturing after five years through ten years	382	382	5.6	6.96
Maturing after ten years	—	—	—	—
Total	$7,487	$7,451	1.8	5.12%
Obligations of State and Political
Subdivisions (c) (d)
Maturing in one year or less	$149	$149	.3	5.76%
Maturing after one year through five years	2,539	2,510	3.5	4.68
Maturing after five years through ten years	1,542	1,470	7.8	3.99
Maturing after ten years	6,861	5,815	16.2	3.37
Total	$11,091	$9,944	11.9	3.79%
Other
Maturing in one year or less	$—	$—	—	—%
Maturing after one year through five years	4	4	1.9	1.89
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$4	$4	1.9	1.89%
Total available-for-sale (b) (f)	$76,889	$69,221	6.8	3.09%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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
available-for-sale
to
held-to-maturity.

(f)	Amortized cost excludes portfolio level basis adjustments of $(1) million.

44	U.S. Bancorp

Note 5	Loans and Allowance for Credit Losses
The composition of the loan portfolio, by class and underlying specific portfolio type, was as follows:

	June 30, 2023		December 31, 2022
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$132,374	34.9%	$131,128	33.8%
Lease financing	4,401	1.2	4,562	1.2
Total commercial	136,775	36.1	135,690	35.0
Commercial Real Estate
Commercial mortgages	42,775	11.3	43,765	11.3
Construction and development	11,582	3.0	11,722	3.0
Total commercial real estate	54,357	14.3	55,487	14.3
Residential Mortgages
Residential mortgages	107,017	28.2	107,858	27.8
Home equity loans, first liens	7,432	2.0	7,987	2.0
Total residential mortgages	114,449	30.2	115,845	29.8
Credit Card	26,626	7.0	26,295	6.8
Other Retail
Retail leasing	4,637	1.2	5,519	1.4
Home equity and second mortgages	12,799	3.4	12,863	3.3
Revolving credit	3,797	1.0	3,983	1.0
Installment	14,452	3.8	14,592	3.8
Automobile	11,536	3.0	17,939	4.6
Total other retail	47,221	12.4	54,896	14.1
Total loans	$379,428	100.0%	$388,213	100.0%
The Company had loans of $124.6 billion at June 30, 2023, and $134.6 billion at December 31, 2022, pledged at the Federal Home Loan Bank, and loans of $87.9 billion at June 30, 2023, and $85.8 billion at December 31, 2022, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. Net unearned interest and deferred fees and costs on originated loans and unamortized premiums and discounts on purchased loans amounted to $2.9 billion at June 30, 2023 and $3.1 billion at December 31, 2022. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased
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

46	U.S. Bancorp

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2023
Balance at beginning of period	$2,180	$1,359	$947	$2,112	$925	$7,523
Add
Provision for credit losses	119	140	66	272	224	821
Deduct
Loans charged-off	110	31	121	242	251	755
Less recoveries of loans charged-off	(20)	(5)	(7)	(43)	(31)	(106)
Net loan charge-offs (recoveries)	90	26	114	199	220	649
Balance at end of period	$2,209	$1,473	$899	$2,185	$929	$7,695
2022
Balance at beginning of period	$1,836	$1,074	$600	$1,639	$956	$6,105
Add
Provision for credit losses	90	(95)	49	225	42	311
Deduct
Loans charged-off	53	9	2	162	50	276
Less recoveries of loans charged-off	(23)	(3)	(11)	(44)	(34)	(115)
Net loan charge-offs (recoveries)	30	6	(9)	118	16	161
Balance at end of period	$1,896	$973	$658	$1,746	$982	$6,255

Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2023
Balance at beginning of period	$2,163	$1,325	$926	$2,020	$970	$7,404
Add
Change in accounting principle (a)	—	—	(31)	(27)	(4)	(62)
Allowance for acquired credit losses (b)	—	127	—	—	—	127
Provision for credit losses	183	164	117	566	218	1,248
Deduct
Loans charged-off	173	154	125	457	315	1,224
Less recoveries of loans charged-off	(36)	(11)	(12)	(83)	(60)	(202)
Net loan charge-offs (recoveries)	137	143	113	374	255	1,022
Balance at end of period	$2,209	$1,473	$899	$2,185	$929	$7,695
2022
Balance at beginning of period	$1,849	$1,123	$565	$1,673	$945	$6,155
Add
Provision for credit losses	109	(149)	78	303	82	423
Deduct
Loans charged-off	108	10	7	320	111	556
Less recoveries of loans charged-off	(46)	(9)	(22)	(90)	(66)	(233)
Net loan charge-offs (recoveries)	62	1	(15)	230	45	323
Balance at end of period	$1,896	$973	$658	$1,746	$982	$6,255
(a)	Effective January 1, 2023, the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings.
(b)	Represents allowance for credit deteriorated and charged-off loans acquired from MUB.
The increase in the allowance for credit losses at June 30, 2023, compared with December 31, 2022, was primarily driven by increasing economic uncertainty and normalizing credit losses as well as adjustments made to the purchase accounting estimate for certain acquired loans.

U.S. Bancorp	47

The following table provides a summary of loans
charged-off
by portfolio class and year of origination:

(Dollars in Millions)	Commercial	Commercial Real Estate (a)	Residential Mortgages (b)	Credit Card	Other Retail (c)	Total Loans

Three Months Ended June 30, 2023
Originated in 2023	$ 7	$—	$—	$—	$ 46	$ 53
Originated in 2022	34	—	—	—	89	123
Originated in 2021	4	17	5	—	46	72
Originated in 2020	6	—	8	—	19	33
Originated in 2019	2	—	15	—	13	30
Originated prior to 2019	17	14	93	—	5	129
Revolving	40	—	—	242	5	287
Revolving converted to term	—	—	—	—	28	28
Total charge-offs	$110	$31	$121	$242	$251	$755

Six Months Ended June 30, 2023
Originated in 2023	$7	$—	$—	$—	$46	$53
Originated in 2022	40	88	—	—	99	227
Originated in 2021	8	17	5	—	57	87
Originated in 2020	10	—	8	—	25	43
Originated in 2019	7	3	16	—	20	46
Originated prior to 2019	28	46	96	—	13	183
Revolving	73	—	—	457	27	557
Revolving converted to term	—	—	—	—	28	28
Total charge-offs	$173	$154	$125	$457	$315	$1,224
Note: Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended.
(a)	Includes $91 million of charge-offs in the first quarter of 2023 related to uncollectible amounts on acquired loans.
(b)	Includes $117 million of charge-offs related to balance sheet repositioning and capital management actions taken in the second quarter of 2023.
(c)	Includes $192 million of charge-offs related to balance sheet repositioning and capital management actions taken in the second quarter of 2023.
Credit Quality
The cr
e
dit quality of the Company’s loan portfolios is assessed as a function of net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by the Company.
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

48	U.S. Bancorp

has been a partial
charge-off
may be returned to accrual status if all principal and interest (including amounts previously charged-off)
is expected to be collected and the loan is current.
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming (b)	Total
June 30, 2023
Commercial	$136,136	$ 347	$ 61	$ 231	$136,775
Commercial real estate	53,810	72	1	474	54,357
Residential mortgages (a)	114,028	128	86	207	114,449
Credit card	26,048	307	271	—	26,626
Other retail	46,802	235	55	129	47,221
Total loans	$376,824	$1,089	$474	$1,041	$379,428
December 31, 2022
Commercial	$135,077	$ 350	$ 94	$ 169	$135,690
Commercial real estate	55,057	87	5	338	55,487
Residential mortgages (a)	115,224	201	95	325	115,845
Credit card	25,780	283	231	1	26,295
Other retail	54,382	309	66	139	54,896
Total loans	$385,520	$1,230	$491	$ 972	$388,213

(a)
At June 30, 2023, $556 million of loans 30–89 days past due and $2.1 billion of loans 90 days or more past due purchased and that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $647 million and $2.2 billion at December 31, 2022, respectively.

(b)
Substantially all nonperforming loans at June 30, 2023 and December 31, 2022, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $3 million and $5 million for the three months ended June 30, 2023 and 2022, respectively, and $7 million and $8 million for the six months ended June 30, 2023 and 2022, respectively.

At June 30, 2023, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $25 million, compared with $23 million at December 31, 2022. These amounts excluded $56 million and $54 million at June 30, 2023 and December 31, 2022, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at June 30, 2023 and December 31, 2022, was

$928 million and $1.1 billion, respectively, of which $683 million and $830 million, respectively, related to loans purchased and that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

U.S. Bancorp	49

The following table provides a summary of the Company’s internal credit quality rating of loans by portfolio class and year of origination:

	June 30, 2023					December 31, 2022
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total	Pass	Special Mention	Classified (a)	Total Criticized	Total
Commercial
Originated in 2023	$ 29,444	$ 441	$ 319	$ 760	$ 30,204	$ —	$ —	$ —	$ —	$ —
Originated in 2022	51,218	547	306	853	52,071	61,229	245	315	560	61,789
Originated in 2021	13,287	154	183	337	13,624	26,411	159	78	237	26,648
Originated in 2020	3,764	51	179	230	3,994	7,049	68	138	206	7,255
Originated in 2019	1,852	15	181	196	2,048	3,962	51	210	261	4,223
Originated prior to 2019	4,715	43	103	146	4,861	8,986	64	129	193	9,179
Revolving (b)	28,735	216	1,022	1,238	29,973	25,888	344	364	708	26,596
Total commercial	133,015	1,467	2,293	3,760	136,775	133,525	931	1,234	2,165	135,690

Commercial real estate
Originated in 2023	5,791	302	1,055	1,357	7,148	—	—	—	—	—
Originated in 2022	14,037	211	1,147	1,358	15,395	14,527	206	519	725	15,252
Originated in 2021	10,998	434	445	879	11,877	13,565	171	99	270	13,835
Originated in 2020	4,467	23	154	177	4,644	6,489	97	117	214	6,703
Originated in 2019	5,438	169	408	577	6,015	6,991	251	304	555	7,546
Originated prior to 2019	7,321	27	429	456	7,777	9,639	138	875	1,013	10,652
Revolving	1,467	—	34	34	1,501	1,489	—	10	10	1,499
Total commercial real estate	49,519	1,166	3,672	4,838	54,357	52,700	863	1,924	2,787	55,487

Residential mortgages (c)
Originated in 2023	6,040	—	—	—	6,040	—	—	—	—	—
Originated in 2022	29,081	—	7	7	29,088	28,452	—	—	—	28,452
Originated in 2021	37,015	—	9	9	37,024	39,527	—	7	7	39,534
Originated in 2020	15,276	—	10	10	15,286	16,556	—	8	8	16,564
Originated in 2019	6,106	—	18	18	6,124	7,222	—	18	18	7,240
Originated prior to 2019	20,626	—	261	261	20,887	23,658	—	397	397	24,055
Total residential mortgages	114,144	—	305	305	114,449	115,415	—	430	430	115,845

Credit card (d)	26,355	—	271	271	26,626	26,063	—	232	232	26,295

Other retail
Originated in 2023	2,700	—	1	1	2,701	—	—	—	—	—
Originated in 2022	6,419	—	8	8	6,427	9,563	—	6	6	9,569
Originated in 2021	12,281	—	11	11	12,292	15,352	—	12	12	15,364
Originated in 2020	5,999	—	9	9	6,008	7,828	—	11	11	7,839
Originated in 2019	2,300	—	8	8	2,308	3,418	—	13	13	3,431
Originated prior to 2019	2,689	—	14	14	2,703	3,689	—	31	31	3,720
Revolving	13,864	—	97	97	13,961	14,029	—	98	98	14,127
Revolving converted to term	773	—	48	48	821	800	—	46	46	846
Total other retail	47,025	—	196	196	47,221	54,679	—	217	217	54,896
Total loans	$370,058	$2,633	$6,737	$ 9,370	$379,428	$382,382	$1,794	$4,037	$5,831	$388,213
Total outstanding commitments	$768,418	$3,811	$8,265	$12,076	$780,494	$772,804	$2,825	$5,041	$7,866	$780,670
Note: Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended.
(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	Includes an immaterial amount of revolving converted to term loans.
(c)
At June 30, 2023, $2.1 billion of GNMA loans 90 days or more past due and $579 million of modified GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $2.2 billion and $1.0 billion at December 31, 2022, respectively.

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

50	U.S. Bancorp

The following table provides a summary of loan balances at June 30, 2023, which were modified during the three months and six months ended June 30, 2023, by portfolio class and modification granted:

(Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications (a)	Total Modifications	Percent of Class Total
Three Months Ended June 30, 2023
Commercial	$13	$—	$136	$—	$149	.1%
Commercial real estate	—	—	101	—	101	.2
Residential mortgages (b)	—	79	6	4	89	.1
Credit card	91	—	—	—	91	.3
Other retail	2	14	39	1	56	.1
Total loans, excluding loans purchased from GNMA mortgage pools	106	93	282	5	486	.1
Loans purchased from GNMA mortgage pools (b)	—	453	86	98	637	.6

Total loans	$106	$546	$368	$103	$1,123	.3%
Six Months Ended June 30, 2023
Commercial	$159	$—	$159	$—	$318	.2%
Commercial real estate	—	—	109	—	109	.2
Residential mortgages (b)	—	202	15	16	233	.2
Credit card	174	—	—	—	174	.7
Other retail	4	18	81	3	106	.2
Total loans, excluding loans purchased from GNMA mortgage pools	337	220	364	19	940	.2
Loans purchased from GNMA mortgage pools (b)	—	649	147	143	939	.8

Total loans	$337	$869	$511	$162	$1,879	.5%

(a)
Includes $100 million of total loans receiving a payment delay and term extension, $2 million of total loans receiving an interest rate reduction and term extension and $1 million of total loans receiving an interest rate reduction, payment delay and term extension for three months ended June 30, 2023. Includes $151 million of total loans receiving a payment delay and term extension, $5 million of total loans receiving an interest rate reduction and term extension and $6 million of total loans receiving an interest rate reduction, payment delay and term extension for six months ended June 30, 2023.

(b)	Percent of class total amounts expressed as a percent of total residential mortgage loan balances.
Loan modifications included in the table above exclude trial period arrangements offered to customers and secured loans to consumer borrowers that have had debt discharged through bankruptcy where the borrower has not reaffirmed the debt during the periods presented. At June 30, 2023, the balance of loans modified in trial period arrangements was $93 million, while the balance of secured loans to consumer borrowers that have had debt discharged through bankruptcy was not material.
The following table summarizes the effects of loan modifications made to borrowers on loans modified during the three months and six months ended June 30, 2023:

(Dollars in Millions)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
Three Months Ended June 30, 2023
Commercial	21.3%	8
Commercial real estate	—	10
Residential mortgages	1.4	89
Credit card	16.4	—
Other retail	8.6	108
Loans purchased from GNMA mortgage pools	.7	87
Six Months Ended June 30, 2023
Commercial	3.3%	7
Commercial real estate	—	10
Residential mortgages	1.4	111
Credit card	16.2	—
Other retail	7.3	134
Loans purchased from GNMA mortgage pools	.7	79
Note: The weighted-average payment deferral for all portfolio classes was less than $1 million for both the three months and six months ended June 30, 2023. Forbearance payments are required to be paid at the end of the original term loan.
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

U.S. Bancorp	51

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
The following table provides a summary of loan balances at June 30, 2023, which were modified during the six months ended June 30, 2023, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial	$287	$7	$24	$318
Commercial real estate	43	—	66	109
Residential mortgages (a)	668	11	13	692
Credit card	125	34	15	174
Other retail	68	3	4	75

Total loans	$1,191	$55	$122	$1,368

(a)
At June 30, 2023, $95 million of loans
30-89
days past due and $20 million of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing administration or guaranteed by the United States Department of Veterans Affairs, were classified as current.

The following table provides a summary of loans that defaulted (fully or partially charged-off
or became 90 days or more past due) that were modified during the six months ended June 30, 2023.

(Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications (a)
Three Months Ended June 30, 2023
Commercial	$1	$—	$—	$—
Residential mortgages	—	1	—	1
Credit card	5	—	—	—
Other retail	—	2	1	—
Total loans, excluding loans purchased from GNMA mortgage pools	6	3	1	1
Loans purchased from GNMA mortgage pools	—	6	1	2

Total loans	$6	$9	$2	$3
Six Months Ended June 30, 2023
Commercial	$1	$—	$—	$—
Residential mortgages	—	1	—	1
Credit card	5	—	—	—
Other retail	—	2	1	—
Total loans, excluding loans purchased from GNMA mortgage pools	6	3	1	1
Loans purchased from GNMA mortgage pools	—	6	1	2

Total loans	$6	$9	$2	$3

(a)
Includes $2 million of total loans receiving a payment delay and term extension and $1 million of total loans receiving an interest rate reduction, payment delay and term extension for three and six months ended June 30, 2023.

As of June 30, 2023, the Company had $144 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified.

52	U.S. Bancorp

Prior Period Troubled Debt Restructuring Information
The following table provides a summary of loans modified as troubled debt restructurings for the periods presented by portfolio class:

(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended June 30, 2022
Commercial	506	$50	$41
Commercial real estate	28	11	9
Residential mortgages	366	106	106
Credit card	8,696	48	49
Other retail	756	24	20
Total loans, excluding loans purchased from GNMA mortgage pools	10,352	239	225
Loans purchased from GNMA mortgage pools	353	47	50

Total loans	10,705	$286	$275
Six Months Ended June 30, 2022
Commercial	1,015	$88	$73
Commercial real estate	37	22	19
Residential mortgages	1,206	334	332
Credit card	18,035	98	99
Other retail	1,484	61	57
Total loans, excluding loans purchased from GNMA mortgage pools	21,777	603	580
Loans purchased from GNMA mortgage pools	743	102	105

Total loans	22,520	$705	$685
The following table provides a summary of troubled debt restructured loans that defaulted (fully or partially charged-off
or became 90 days or more past due) for the periods presented, that were modified as troubled debt restructurings within 12 months previous to default:

(Dollars in Millions)	Number of Loans	Amount Defaulted
Three Months Ended June 30, 2022
Commercial	175	$3
Commercial real estate	2	1
Residential mortgages	79	7
Credit card	1,727	9
Other retail	60	1
Total loans, excluding loans purchased from GNMA mortgage pools	2,043	21
Loans purchased from GNMA mortgage pools	120	17

Total loans	2,163	$38
Six Months Ended June 30, 2022
Commercial	389	$6
Commercial real estate	5	2
Residential mortgages	113	10
Credit card	3,361	18
Other retail	143	2
Total loans, excluding loans purchased from GNMA mortgage pools	4,011	38
Loans purchased from GNMA mortgage pools	169	25

Total loans	4,180	$63

U.S. Bancorp	53

Note 6	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities
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
For further information on MSRs, refer to Note 7. On a limited basis, the Company may acquire and package high-grade corporate bonds for select corporate customers, in which the Company generally has no continuing involvement with these transactions. Additionally, the Company is an authorized GNMA issuer and issues GNMA securities on a regular basis. The Company has no other asset securitizations or similar asset-backed financing arrangements that are off-balance
sheet.
The Company previously provided financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company discontinued providing this support beginning in the third quarter of 2022 due to rising interest rates. The Company provided $7 million and $65 million of support to the funds during the three months and six months ended June 30, 2022, respectively.
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged
investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged
investments in tax expense of $149 million and $112 million for the three months ended June 30, 2023 and 2022, respectively, and $287 million and $225 million for the six months ended June 30, 2023 and 2022, respectively. The Company also recognized $72 million and $162 million of investment tax credits for the three months ended June 30, 2023 and 2022, respectively, and $236 million and $175 million for the six months ended June 30, 2023 and 2022, respectively. The Company recognized $135 million and $106 million of expenses related to all of these investments for the three months ended June 30, 2023 and 2022, respectively, which were primarily included in tax expense. The Company recognized $265 million and $208 million of expenses related to all of these investments for the six months ended June 30, 2023 and 2022, respectively, which were primarily included in tax expense.
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

54	U.S. Bancorp

The following table provides a summary of investments in community development and tax-advantaged
VIEs that the Company has not consolidated:

(Dollars in Millions)	June 30, 2023	December 31, 2022
Investment carrying amount	$6,242	$5,452
Unfunded capital and other commitments	3,013	2,416
Maximum exposure to loss	9,830	9,761
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $198 million at June 30, 2023 and $177 million at December 31, 2022. The maximum exposure to loss related to these VIEs was $318 million at June 30, 2023 and $310 million at December 31, 2022, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company also held senior notes of $6.6 billion as
available-for-sale
investment securities at June 30, 2023, compared with $3.4 billion at December 31, 2022. These senior notes were issued by third-party securitization vehicles that held $7.7 billion at June 30, 2023 and $4.0 billion at December 31, 2022 of indirect auto loans that collateralize the senior notes. These VIEs are not consolidated by the Company.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $91 million at June 30, 2023, compared with less than $1 million to $116 million at December 31, 2022.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged
investments to third parties. At June 30, 2023, approximately $5.9 billion of the Company’s assets and $4.4 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged
investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $5.9 billion and $4.2 billion, respectively, at December 31, 2022. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At June 30, 2023, $1.0 billion of available-for-sale
investment securities and $1.0 billion of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $1.5 billion of available-for-sale
investment securities and $1.0 billion of short-term borrowings at December 31, 2022.

U.S. Bancorp	55

Note 7	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $251.6 billion of residential mortgage loans for others at June 30, 2023, and $243.6 billion at December 31, 2022, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net losses of $31 million and net gains of $13 million for the three months ended June 30, 2023 and 2022, respectively, and net losses of $42 million and $16 million for the six months ended June 30, 2023 and 2022, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $187 million and $186 million for the three months ended June 30, 2023 and 2022 respectively, and $377 million and $371 million for the six months ended June 30, 2023 and 2022, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2023	2022	2023	2022
Balance at beginning of period	$3,724	$3,432	$3,755	$2,953
Rights purchased	1	3	2	6
Rights capitalized	99	102	195	339
Rights sold (a)	(149)	—	(148)	1
Changes in fair value of MSRs
Due to fluctuations in market interest rates (b)	84	289	46	657
Due to revised assumptions or models (c)	(21)	6	(16)	(21)
Other changes in fair value (d)	(105)	(125)	(201)	(228)
Balance at end of period	$3,633	$3,707	$3,633	$3,707

(a)	MSRs sold include those having a negative fair value, resulting from the loans being severely delinquent.
(b)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
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

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	June 30, 2023						December 31, 2022
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(346)	$(161)	$(77)	$71	$136	$249	$(334)	$(153)	$(73)	$66	$125	$224
Derivative instrument hedges	361	164	78	(71)	(135)	(248)	337	153	73	(67)	(127)	(236)
Net sensitivity	$15	$3	$1	$—	$1	$1	$3	$—	$—	$(1)	$(2)	$(12)
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

56	U.S. Bancorp

The following table provides a summary of the Company’s MSRs and related characteristics by portfolio:

	June 30, 2023				December 31, 2022
(Dollars in Millions)	HFA	Government	Conventional (d)	Total	HFA	Government	Conventional (d)	Total
Servicing portfolio (a)	$45,368	$24,312	$173,746	$243,426	$44,071	$23,141	$172,541	$239,753
Fair value	$729	$476	$2,428	$3,633	$725	$454	$2,576	$3,755
Value (bps) (b)	161	196	140	149	165	196	149	157
Weighted-average servicing fees (bps)	36	43	26	29	36	42	27	30
Multiple (value/servicing fees)	4.46	4.53	5.47	5.10	4.56	4.69	5.52	5.20
Weighted-average note rate	4.32%	4.01%	3.65%	3.81%	4.16%	3.81%	3.52%	3.67%
Weighted-average age (in years)	4.2	5.5	4.0	4.2	4.0	5.7	3.7	3.9
Weighted-average expected prepayment (constant prepayment rate)	7.8%	9.4%	8.3%	8.3%	7.4%	8.5%	7.8%	7.8%
Weighted-average expected life (in years)	8.6	7.3	7.3	7.5	8.8	7.6	7.5	7.7
Weighted-average option adjusted spread (c)	7.6%	6.9%	4.9%	5.7%	7.6%	6.9%	5.1%	5.8%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)	Represents loans sold primarily to GSEs.

Note 8	Preferred Stock
At June 30, 2023 and December 31, 2022, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	June 30, 2023				December 31, 2022
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	18,000	450	13	437
Total preferred stock (a)	243,510	$7,026	$218	$6,808	243,510	$7,026	$218	$6,808

(a)	The par value of all shares issued and outstanding at June 30, 2023 and December 31, 2022, was $1.00 per share.

U.S. Bancorp	57

Note 9	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2023
Balance at beginning of period	$(5,369)	$(3,843)	$43	$(940)	$(44)	$(10,153)
Changes in unrealized gains (losses)	(460)	—	(465)	—	—	(925)
Foreign currency translation adjustment (a)	—	—	—	—	19	19
Reclassification to earnings of realized (gains) losses	(3)	141	11	(2)	—	147
Applicable income taxes	116	(35)	117	1	(5)	194
Balance at end of period	$(5,716)	$(3,737)	$(294)	$(941)	$(30)	$(10,718)
2022
Balance at beginning of period	$(4,518)	$(904)	$(77)	$(1,402)	$(37)	$(6,938)
Changes in unrealized gains (losses)	(4,761)	—	98	—	—	(4,663)
Transfer of securities from available-for-sale to held-to-maturity	1,381	(1,381)	—	—	—	—
Foreign currency translation adjustment (a)	—	—	—	—	(3)	(3)
Reclassification to earnings of realized (gains) losses	(19)	61	10	32	—	84
Applicable income taxes	859	334	(27)	(8)	1	1,159
Balance at end of period	$(7,058)	$(1,890)	$4	$(1,378)	$(39)	$(10,361)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Six Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2023
Balance at beginning of period	$(6,378)	$(3,933)	$(114)	$(939)	$(43)	$(11,407)
Changes in unrealized gains (losses)	845	—	(261)	1	—	585
Foreign currency translation adjustment (a)	—	—	—	—	18	18
Reclassification to earnings of realized (gains) losses	29	262	18	(4)	—	305
Applicable income taxes	(212)	(66)	63	1	(5)	(219)
Balance at end of period	$(5,716)	$(3,737)	$(294)	$(941)	$(30)	$(10,718)
2022
Balance at beginning of period	$540	$(935)	$(85)	$(1,426)	$(37)	$(1,943)
Changes in unrealized gains (losses)	(11,515)	—	98	—	—	(11,417)
Transfer of securities from available-for-sale to held-to-maturity	1,381	(1,381)	—	—	—	—
Foreign currency translation adjustment (a)	—	—	—	—	(3)	(3)
Reclassification to earnings of realized (gains) losses	(37)	103	21	64	—	151
Applicable income taxes	2,573	323	(30)	(16)	1	2,851
Balance at end of period	$(7,058)	$(1,890)	$4	$(1,378)	$(39)	$(10,361)

(a)	Represents the impact of changes in for e ign currency exchange rates on the Company’s investment in foreign operations and related hedges.

58	U.S. Bancorp

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income
	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2023	2022	2023	2022
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$3	$19	$(29)	$37	Securities gains (losses), net
	(1)	(5)	7	(9)	Applicable income taxes
	2	14	(22)	28	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains (losses)	(141)	(61)	(262)	(103)	Interest income
	35	16	66	26	Applicable income taxes
	(106)	(45)	(196)	(77)	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(11)	(10)	(18)	(21)	Interest expense
	3	2	4	5	Applicable income taxes
	(8)	(8)	(14)	(16)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	2	(32)	4	(64)	Other noninterest expense
	(1)	8	(1)	16	Applicable income taxes
	1	(24)	3	(48)	Net-of-tax
Total impact to net income	$(111)	$(63)	$(229)	$(113)

Note 10	Earnings Per Share
The components of earnings per share were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2023	2022	2023	2022
Net income attributable to U.S. Bancorp	$1,361	$1,531	$3,059	$3,088
Preferred dividends	(73)	(59)	(171)	(143)
Earnings allocated to participating stock awards	(7)	(8)	(15)	(15)
Net income applicable to U.S. Bancorp common shareholders	$1,281	$1,464	$2,873	$2,930
Average common shares outstanding	1,533	1,486	1,532	1,485
Net effect of the exercise and assumed purchase of stock awards	—	1	1	1
Average diluted common shares outstanding	1,533	1,487	1,533	1,486
Earnings per common share	$.84	$.99	$1.87	$1.97
Diluted earnings per common share	$.84	$.99	$1.87	$1.97
Options outstanding at June 30, 2023 to purchase 3 million common shares for the three months and six months ended June 30, 2023, respectively, and outstanding at June 30, 2022 to purchase 1 million common shares for the three and six months ended June 30, 2022 were not included in the computation of diluted earnings per share because they were antidilutive.

Note 11	Employee Benefits
The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Plans		Postretirement Welfare Plans		Pension Plans		Postretirement Welfare Plans
(Dollars in Millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$56	$68	$—	$—	$112	$137	$—	$—
Interest cost	93	62	1	—	185	123	1	—
Expected return on plan assets	(137)	(120)	(1)	—	(273)	(239)	(1)	—
Prior service cost (credit) amortization	—	—	(1)	(2)	(1)	(1)	(1)	(2)
Actuarial loss (gain) amortization	1	35	(2)	(1)	2	70	(4)	(3)
Net periodic benefit cost (a)	$13	$45	$(3)	$(3)	$25	$90	$(5)	$(5)

(a)	Service cost is included in employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

U.S. Bancorp	59

Note 12	Income Taxes
The components of income tax expense were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2023	2022	2023	2022
Federal
Current	$263	$221	$660	$625

Deferred	33	107	1	5
Federal income tax	296	328	661	630
State
Current	119	89	215	178

Deferred	(33)	(3)	(39)	3

State income tax	86	86	176	181
Total income tax provision	$382	$414	$837	$811
A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2023	2022	2023	2022
Tax at statutory rate	$368	$409	$821	$820
State income tax, at statutory rates, net of federal tax benefit	83	84	185	168
Tax effect of
Tax credits and benefits, net of related expenses	(63)	(46)	(140)	(152)
Tax-exempt income	(41)	(29)	(75)	(57)
Other items	35	(4)	46	32
Applicable income taxes	$382	$414	$837	$811
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2023, federal tax examinations for all years ending through December 31, 2014 are completed and resolved. The Company’s tax returns for the years ended December 31, 2015 through December 31, 2020 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $6.1 billion at June 30, 2023 and $6.3 billion at December 31, 2022.

60	U.S. Bancorp

Note 13	Derivative Instruments
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
Cash Flow Hedges
These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At June 30, 2023, the Company had $294 million
(net-of-tax)
of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $114 million
(net-of-tax)
of realized and unrealized losses at December 31, 2022. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $104 million
(net-of-tax).
All cash flow hedges were highly effective for the three months ended June 30, 2023.
Net Investment Hedges
 The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative
debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative
debt instruments designated as net investment hedges was $1.3 billion at June 30, 2023 and December 31, 2022.
Other Derivative Positions
 The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced
securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to mortgage loans held for sale (“MLHFS”) and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, swaptions, forward commitments to buy TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company also enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. In addition, the Company acts as a seller and buyer of interest rate, foreign exchange and commodity contracts for its customers. The Company mitigates the market and liquidity risk associated with these customer derivatives by entering into similar offsetting positions with broker-dealers, or on a portfolio basis by entering into other derivative or non-derivative
financial instruments that partially or fully offset the exposure to earnings from these customer-related positions. The Company’s customer derivatives and related hedges are monitored and reviewed by the Company’s Market Risk Committee, which establishes policies for market risk management, including exposure limits for each portfolio. The Company also has derivative contracts that are created through its operations, including certain unfunded mortgage loan commitments and swap agreements related to the sale of a portion of its Class B common and preferred shares of Visa Inc. Refer to Note 15 for further information on these swap agreements. The Company may use credit derivatives economically to hedge credit risk.

U.S. Bancorp	61

The following table summarizes the asset and liability management derivative positions of the Company:

	June 30, 2023			December 31, 2022
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$19,650	$—	$3	$17,400	$—	$9
Pay fixed/receive floating swaps	16,514	—	—	5,542	—	—
Cash flow hedges
Interest rate contracts
Receive fixed/pay floating swaps	26,700	—	—	14,300	—	—
Net investment hedges
Foreign exchange forward contracts	824	—	4	778	—	—
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	4,943	4	8	3,546	10	18
Sell	5,966	25	5	7,522	20	38
Options
Purchased	8,815	249	—	11,434	346	—
Written	6,451	19	129	7,849	7	148
Receive fixed/pay floating swaps	5,105	—	—	9,215	—	3
Pay fixed/receive floating swaps	5,117	—	—	9,616	—	—
Foreign exchange forward contracts	687	1	2	962	2	6
Equity contracts	207	2	1	361	—	10
Credit contracts	625	1	—	330	—	—
Other (a)	2,273	11	146	1,908	11	190
Total	$103,877	$312	$298	$90,763	$396	$422

(a)
Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $2.0 billion and $146 million at June 30, 2023, respectively, compared to $1.8 billion and $190 million at December 31, 2022, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $192 million at June 30, 2023, and $13 million at December 31, 2022.

The following table summarizes the customer-related derivative positions of the Company:

	June 30, 2023			December 31, 2022
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities

Interest rate contracts
Receive fixed/pay floating swaps	$626,975	$287	$6,063	$301,690	$309	$5,689
Pay fixed/receive floating swaps	618,184	2,358	217	316,133	2,323	206
Other (a)	83,116	21	55	40,261	3	16
Options
Purchased	116,596	1,837	1	103,489	1,794	5
Written	113,163	1	1,831	99,923	6	1,779
Futures
Buy	—	—	—	3,623	—	4
Sell	—	—	—	2,376	8	—
Foreign exchange rate contracts
Forwards, spots and swaps	128,711	2,508	2,107	134,666	3,010	2,548
Options
Purchased	1,027	27	—	954	22	—
Written	1,027	—	27	954	—	22
Commodity contracts
Swaps	378	8	7	—	—	—
Options
Purchased	894	36	35	—	—	—
Credit contracts	13,581	1	8	10,765	1	8
Total	$1,703,652	$7,084	$10,351	$1,014,834	$7,476	$10,277

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.

62	U.S. Bancorp

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings
(net-of-tax):

	Three Months Ended June 30				Six Months Ended June 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2023	2022	2023	2022	2023	2022	2023	2022
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$(345)	$73	$(8)	$(8)	$(194)	$73	$(14)	$(16)
Net investment hedges
Foreign exchange forward contracts	(6)	27	—	—	(9)	26	—	—
Non-derivative debt instruments	1	63	—	—	(17)	83	—	—

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.
The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended June 30				Six Months Ended June 30
	Interest Income		Interest Expense		Interest Income		Interest Expense
(Dollars in Millions)	2023	2022	2023	2022	2023	2022	2023	2022
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$7,526	$3,825	$3,111	$390	$14,490	$7,243	$5,441	$635

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	334	(186)	243	(38)	156	331	129	34
Hedged items	(332)	187	(241)	36	(158)	(331)	(127)	(35)
Cash flow hedges
Interest rate contract derivatives	—	—	11	10	—	—	18	21

Note:
The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $11 million and $18

million into earnings during the three and six months ended June 30, 2023, respectively, as a result of realized cash flows on discontinued cash flow hedges, compared with $10 million and $21 million during the three and six months ended June 30, 2022, respectively. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.

The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities (b)	$10,541	$4,937	$(695)	$(552)
Long-term debt	16,431	17,190	(335)	(142)

(a)
The cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale
investment securities and long-term debt was $(377) million and $333 million, respectively, at June 30, 2023, compared with $(392) million and $399 million at December 31, 2022, respectively.

(b)
Includes amounts related to
available-for-sale
investment securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At June 30, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $
119
million, of which $50 million was designated as hedged. At June 30, 2023, the cumulative amount of basis adjustments associated with these hedging relationships was $(1
) million.

U.S. Bancorp	63

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)		2023	2022	2023	2022
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$31	$74	$38	$297
Purchased and written options	Mortgage banking revenue	17	6	15	(41)
Swaps	Mortgage banking revenue/Other noninterest income	(38)	(247)	20	(451)
Foreign exchange forward contracts	Other noninterest income	(8)	4	(13)	1
Equity contracts	Compensation expense	—	(1)	(3)	(3)
Other	Other noninterest income	1	1	(1)	—
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	58	3	95	47
Purchased and written options	Commercial products revenue	(1)	—	—	4
Futures	Commercial products revenue	—	8	(1)	24
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	44	20	99	35
Purchased and written options	Commercial products revenue	—	1	—	1
Commodity contracts
Swaps	Commercial products revenue	2	—	2	—
Credit contracts	Commercial products revenue	(1)	17	(1)	22
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at June 30, 2023, was $2.9 billion. At June 30, 2023, the Company had $2.4 billion of cash posted as collateral against this net liability position.

Note 14	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities

The Company’s derivative portfolio consists of bilateral
over-the-counter
trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $1.8 trillion total notional amount of derivative positions at June 30, 2023, $575.5 billion related to bilateral over-the-counter
trades, $1.2 trillion related to those centrally cleared through clearinghouses and $1.6 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain

64	U.S. Bancorp

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
The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
June 30, 2023
Repurchase agreements
U.S. Treasury and agencies	$1,560	$—	$—	$—	$1,560
Residential agency mortgage-backed securities	327	—	—	—	327
Corporate debt securities	672	—	—	—	672
Total repurchase agreements	2,559	—	—	—	2,559
Securities loaned
Corporate debt securities	182	—	—	—	182
Total securities loaned	182	—	—	—	182
Gross amount of recognized liabilities	$2,741	$—	$—	$—	$2,741
December 31, 2022
Repurchase agreements
U.S. Treasury and agencies	$147	$—	$—	$—	$147
Residential agency mortgage-backed securities	846	—	—	—	846
Corporate debt securities	439	—	—	—	439
Total repurchase agreements	1,432	—	—	—	1,432
Securities loaned
Corporate debt securities	120	—	—	—	120
Total securities loaned	120	—	—	—	120
Gross amount of recognized liabilities	$1,552	$—	$—	$—	$1,552
The Company executes its derivative, repurchase/reverse repurchase and securities loaned/borrowed transactions under the respective industry standard agreements. These agreements include master netting arrangements that allow

U.S. Bancorp	65

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
The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

(Dollars in Millions)	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Received (c)
June 30, 2023
Derivative assets (d)	$7,365	$(3,295)	$4,070	$(204)	$—	$3,866
Reverse repurchase agreements	1,557	—	1,557	(303)	(1,236)	18
Securities borrowed	1,726	—	1,726	—	(1,670)	56
Total	$10,648	$(3,295)	$7,353	$(507)	$(2,906)	$3,940
December 31, 2022
Derivative assets (d)	$7,852	$(5,427)	$2,425	$(231)	$(80)	$2,114
Reverse repurchase agreements	107	—	107	(102)	(5)	—
Securities borrowed	1,606	—	1,606	—	(1,548)	58
Total	$9,565	$(5,427)	$4,138	$(333)	$(1,633)	$2,172

(a)	Includes $2.7 billion and $3.0 billion of cash collateral related payables that were netted against derivative assets at June 30, 2023 and December 31, 2022, respectively.
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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $31 million and $20 million at June 30, 2023 and December 31, 2022, respectively, of derivative assets not subject to netting arrangements.

(Dollars in Millions)	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Financial Instruments (b)	Collateral Pledged (c)
June 30, 2023
Derivative liabilities (d)	$10,501	$(3,037)	$7,464	$(204)	$—	$7,260
Repurchase agreements	2,559	—	2,559	(303)	(2,256)	—
Securities loaned	182	—	182	—	(178)	4
Total	$13,242	$(3,037)	$10,205	$(507)	$(2,434)	$7,264
December 31, 2022
Derivative liabilities (d)	$10,506	$(4,551)	$5,955	$(231)	$—	$5,724
Repurchase agreements	1,432	—	1,432	(102)	(1,325)	5
Securities loaned	120	—	120	—	(118)	2
Total	$12,058	$(4,551)	$7,507	$(333)	$(1,443)	$5,731

(a)	Includes $2.4 billion and $2.1 billion of cash collateral related receivables that were netted against derivative liabilities at June 30, 2023 and December 31, 2022, respectively.
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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $148 million and $193 million at June 30, 2023 and December 31, 2022, respectively, of derivative liabilities not subject to netting arrangements.

66	U.S. Bancorp

Note 15	Fair Values of Assets and Liabilities
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

Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the six months ended June 30, 2023 and 2022, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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

U.S. Bancorp	67

Mortgage Loans Held For Sale
 MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net losses of $30 million and $64 million for the three months ended June 30, 2023 and 2022, respectively, and net losses of $33 million and $298 million for the six months ended June 30, 2023 and 2022, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
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

68	U.S. Bancorp

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
The following table shows the significant valuation assumption ranges for MSRs at June 30, 2023:

	Minimum	Maximum	Weighted- Average (a)
Expected prepayment	6%	19%	8%
Option adjusted spread	5	11	6

(a)	Determined based on the relative fair value of the related mortgage loans serviced.
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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at June 30, 2023:

	Minimum	Maximum	Weighted- Average (a)
Expected loan close rate	34%	100%	79%
Inherent MSR value (basis points per loan)	63	188	105

(a)	Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At June 30, 2023, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 6,423 percent and 5 percent, respectively.
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

U.S. Bancorp	69

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2023
Available-for-sale securities
U.S. Treasury and agencies	$14,112	$4,856	$—	$—	$18,968
Mortgage-backed securities
Residential agency	—	25,661	—	—	25,661
Commercial
Agency	—	7,187	—	—	7,187
Non-agency	—	6	—	—	6
Asset-backed securities	—	7,451	—	—	7,451
Obligations of state and political subdivisions	—	9,944	—	—	9,944
Other	—	4	—	—	4
Total available-for-sale	14,112	55,109	—	—	69,221
Mortgage loans held for sale	—	2,280	—	—	2,280
Mortgage servicing rights	—	—	3,633	—	3,633
Derivative assets	2	6,051	1,343	(3,295)	4,101
Other assets	470	1,776	—	—	2,246
Total	$14,584	$65,216	$4,976	$(3,295)	$81,481
Derivative liabilities	$—	$5,887	$4,762	$(3,037)	$7,612
Short-term borrowings and other liabilities (a)	202	1,743	—	—	1,945
Total	$202	$7,630	$4,762	$(3,037)	$9,557
December 31, 2022
Available-for-sale securities
U.S. Treasury and agencies	$13,723	$8,310	$—	$—	$22,033
Mortgage-backed securities
Residential agency	—	29,271	—	—	29,271
Commercial
Agency	—	7,145	—	—	7,145
Non-agency	—	7	—	—	7
Asset-backed securities	—	4,323	—	—	4,323
Obligations of state and political subdivisions	—	10,124	1	—	10,125
Other	—	6	—	—	6
Total available-for-sale	13,723	59,186	1	—	72,910
Mortgage loans held for sale	—	1,849	—	—	1,849
Mortgage servicing rights	—	—	3,755	—	3,755
Derivative assets	9	6,608	1,255	(5,427)	2,445
Other assets	248	1,756	—	—	2,004
Total	$13,980	$69,399	$5,011	$(5,427)	$82,963
Derivative liabilities	$4	$6,241	$4,454	$(4,551)	$6,148
Short-term borrowings and other liabilities (a)	125	1,564	—	—	1,689
Total	$129	$7,805	$4,454	$(4,551)	$7,837

Note:
Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $110 million and $104 million at June 30, 2023 and December 31, 2022, respectively. The Company recorded a $5 million impairment on these equity investments during the first six months ended 2023, and the cumulative impairment on these equity investments is $5 million. The Company has not recorded adjustments for observable price changes on these equity investments during the first six months of 2023, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

70	U.S. Bancorp

The following table presents the changes in fair value for all assets
and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2023
Available-for-sale securities
Obligations of state and political subdivisions	$1	$—		$—	$—	$(1)	$—		$—	$—	$—
Total available-for-sale	1	—		—	—	(1)	—		—	—	—
Mortgage servicing rights	3,724	(42	) (a)	1	(149)	—	99	(c)	—	3,633	(42	) (a)
Net derivative assets and liabilities	(2,265)	(1,927	) (b)	(18)	(7)	—	—		798	(3,419)	(1,631	) (d)

2022
Available-for-sale securities
Asset-backed securities	$7	$(3)		$—	$(4)	$—	$—		$—	$—	$—
Obligations of state and political subdivisions	1	—		—	—	—	—		—	1	—
Total available-for-sale	8	(3)		—	(4)	—	—		—	1	—
Mortgage servicing rights	3,432	170	(a)	3	—	—	102	(c)	—	3,707	170	(a)

Net derivative assets and liabilities	(1,011)	(1,494	) (e)	81	—	—	—		249	(2,175)	(1,259	) (f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $46 million, $(2.0) billion and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $18 million, $(1.7) billion and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $(20) million, $(1.5) billion and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)	Approximately $(3) million, $(1.3) billion and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2023
Available-for-sale securities
Obligations of state and political subdivisions	$1	$—		$—	$—	$(1)	$—		$—	$—	$—
Total available-for-sale	1	—		—	—	(1)	—		—	—	—
Mortgage servicing rights	3,755	(171	) (a)	2	(148)	—	195	(c)	—	3,633	(171	) (a)
Net derivative assets and liabilities	(3,199)	(2,243	) (b)	405	(19)	—	—		1,637	(3,419)	(1,242	) (d)

2022
Available-for-sale securities
Asset-backed securities	$7	$(3)		$—	$(4)	$—	$—		$—	$—	$—
Obligations of state and political subdivisions	1	—		—	—	—	—		—	1	—
Total available-for-sale	8	(3)		—	(4)	—	—		—	1	—
Mortgage servicing rights	2,953	408	(a)	6	1	—	339	(c)	—	3,707	408	(a)

Net derivative assets and liabilities	799	(3,361	) (e)	92	(1)	—	—		296	(2,175)	(2,739	) (f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $98 million, $(2.3) billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $18 million, $(1.3) billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $(103) million and $(3.3) billion included in mortgage banking revenue and commercial products revenue, respectively.
(f)	Approximately $(3) million and $(2.7) billion included in mortgage banking revenue and commercial products revenue, respectively.

U.S. Bancorp	71

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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	June 30, 2023				December 31, 2022
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Loans (a)	$—	$—	$156	$156	$—	$—	$97	$97

Other assets (b)	—	—	19	19	—	—	21	21

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2023	2022	2023	2022
Loans (a)	$68	$22	$210	$33

Other assets (b)	—	10	1	11

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.
Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of MLHFS for which the fair value option has been elected and the aggregate unpaid principal amount that the Company is contractually obligated to receive at maturity:

	June 30, 2023			December 31, 2022
(Dollars in Millions)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Carrying Amount Over (Under) Unpaid Principal
Total loans	$2,280	$2,277	$3	$1,849	$1,848	$1
Nonaccrual loans	1	1	—	1	1	—
Loans 90 days or more past due	3	3	—	1	1	—
Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of June 30, 2023 and December 31, 2022. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.

72	U . S. Bancorp

The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2023					December 31, 2022
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$70,642	$70,642	$—	$—	$70,642	$53,542	$53,542	$—	$—	$53,542
Federal funds sold and securities purchased under resale agreements	1,606	—	1,606	—	1,606	356	—	356	—	356
Investment securities held-to-maturity	86,938	1,287	74,998	—	76,285	88,740	1,293	76,581	—	77,874
Loans held for sale (a)	81	—	—	81	81	351	—	—	351	351
Loans	372,264	—	—	364,104	364,104	381,277	—	—	368,874	368,874
Other (b)	3,158	—	2,459	699	3,158	2,962	—	2,224	738	2,962
Financial Liabilities
Time deposits	51,969	—	51,664	—	51,664	32,946	—	32,338	—	32,338
Short-term borrowings (c)	30,389	—	30,077	—	30,077	29,527	—	29,145	—	29,145
Long-term debt	45,283	—	43,007	—	43,007	39,829	—	37,622	—	37,622
Other (d)	5,238	—	1,416	3,822	5,238	5,137	—	1,500	3,637	5,137

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Includes investments in Federal Reserve Bank and Federal Home Loan Bank stock and tax-advantaged investments.
(c)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.
(d)	Includes operating lease liabilities and liabilities related to tax-advantaged investments.
The fair value of unfunded commitments, deferred
non-yield
related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield
related loan fees and standby letters of credit was $564 million and $498 million at June 30, 2023 and December 31, 2022, respectively. The carrying value of other guarantees was $207 million and $241 million at June 30, 2023 and December 31, 2022, respectively.

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

U.S. Bancorp	73

Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2023:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$23	$10,705
Third party borrowing arrangements	—	—	11
Securities lending indemnifications	9,026	—	8,859
Asset sales	—	96	8,396
Merchant processing	1,231	90	151,227
Tender option bond program guarantee	1,025	—	1,009
Other	—	21	1,907

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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2023, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $
12.5
billion. The Company held collateral of $
1.1
billion
million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At June 30, 2023, the liability was $69 million primarily related to these airline processing arrangements.
Asset Sales
The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At June 30, 2023, the Company had reserved $14 million for potential losses from representation and warranty obligations, compared with $17 million at December 31, 2022. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of June 30, 2023 and December 31, 2022, the Company had $28 million and $39 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
Litigation and Regulatory Matters
The Company is subject to various litigation and regulatory matters that arise in the ordinary course of its business. The Company establishes reserves for such matters when potential losses become probable and can be reasonably

74	U.S. Bancorp

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
Regulatory Matters
The Company is continually subject to examinations, inquiries and investigations in areas of heightened regulatory scrutiny, such as compliance, risk management, third-party risk management and consumer protection. For example, as part of an industry-wide inquiry, the Company’s broker-dealer and registered investment advisor subsidiaries received from the Securities and Exchange Commission a request for information concerning compliance with record retention requirements relating to electronic business communications. Also, the Consumer Financial Protection Bureau (“CFPB”) and another federal regulator have been investigating the Company’s administration of unemployment insurance benefit prepaid debit cards during the pandemic timeframe and are considering potential enforcement actions. The Company is cooperating fully with all pending examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).
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
In connection with the May 2023 merger of MUB with and into USBNA (the “Bank Merger”), USBNA succeeded to the terms and obligations of the MUB Consent Order and is required to comply with the other conditions described therein. The Company’s losses, costs, expenses and damages relating to or resulting from the MUB Consent Order are indemnifiable by the seller, subject to the terms of the Share Purchase Agreement for the MUB acquisition.
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

U.S. Bancorp	75

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

76	U.S. Bancorp

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
Business segment results for the three months ended June 30 were as follows:

	Corporate and Commercial Banking				Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2023		2022		2023	2022	2023		2022
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,019		$799		$2,196	$1,580	$482		$370
Noninterest income	347		272		426	390	728		652
Total net revenue	1,366		1,071		2,622	1,970	1,210		1,022
Noninterest expense	636		471		1,801	1,401	670		539
Income (loss) before provision and income taxes	730		600		821	569	540		483
Provision for credit losses	150		98		24	(74)	3		(4)
Income (loss) before income taxes	580		502		797	643	537		487
Income taxes and taxable-equivalent adjustment	145		126		199	160	134		122
Net income (loss)	435		376		598	483	403		365
Net (income) loss attributable to noncontrolling interests	–		–		–	–	–		–
Net income (loss) attributable to U.S. Bancorp	$435		$376		$598	$483	$403		$365

Average Balance Sheet
Loans	$151,123		$123,245		$169,704	$140,747	$24,568		$22,285
Other earning assets	6,250		4,161		2,512	2,576	421		233
Goodwill	2,859		1,912		4,531	3,244	1,792		1,718
Other intangible assets	537		4		5,393	3,635	426		300
Assets	173,101		137,809		187,507	155,700	29,008		25,728

Noninterest-bearing deposits	51,242		59,226		35,489	30,492	21,199		25,194
Interest-bearing deposits	107,724		93,830		187,793	164,269	80,061		75,824
Total deposits	158,966		153,056		223,282	194,761	101,260		101,018

Total U.S. Bancorp shareholders’ equity	18,244		13,992		16,516	12,326	3,976		3,615

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2023		2022		2023	2022	2023		2022
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$645		$619		$107	$96	$4,449		$3,464
Noninterest income	1,051	(a)	993	(a)	174	241	2,726	(b)	2,548	(b)
Total net revenue	1,696		1,612		281	337	7,175	(c)	6,012	(c)
Noninterest expense	915		865		547	448	4,569		3,724
Income (loss) before provision and income taxes	781		747		(266)	(111)	2,606		2,288
Provision for credit losses	314		221		330	70	821		311
Income (loss) before income taxes	467		526		(596)	(181)	1,785		1,977
Income taxes and taxable-equivalent adjustment	117		132		(179)	(97)	416		443
Net income (loss)	350		394		(417)	(84)	1,369		1,534
Net (income) loss attributable to noncontrolling interests	–		–		(8)	(3)	(8)		(3)
Net income (loss) attributable to U.S. Bancorp	$350		$394		$(425)	$(87)	$1,361		$1,531

Average Balance Sheet
Loans	$37,913		$33,854		$5,509	$4,056	$388,817		$324,187
Other earning assets	74		1,023		215,765	204,581	225,022		212,574
Goodwill	3,330		3,318		–	–	12,512		10,192
Other intangible assets	359		437		9	–	6,724		4,376
Assets	44,127		41,014		239,269	219,660	673,012		579,911

Noninterest-bearing deposits	3,179		3,396		2,649	2,519	113,758		120,827
Interest-bearing deposits	104		167		7,825	1,599	383,507		335,689
Total deposits	3,283		3,563		10,474	4,118	497,265		456,516

Total U.S. Bancorp shareholders’ equity	9,127		8,113		5,959	11,120	53,822		49,166

(a)	Presented net of related rewards and rebate costs and certain partner payments of $760 million and $772 million for the three months ended June 30, 2023 and 2022, respectively.
(b)	Includes revenue generated from certain contracts with customers of $2.2 billion and $2.0 billion for the three months ended June 30, 2023 and 2022, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $186 million and $188 million of revenue for the three months ended June 30, 2023 and 2022, respectively, primarily consisting of interest income on sales-type and direct financing leases.

U.S. Bancorp	77

Business segment results for the six months ended June 30 were as follows:

	Corporate and Commercial Banking				Consumer and Business Banking		Wealth Management and Investment Services
(Dollars in Millions)	2023		2022		2023	2022	2023		2022
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$2,099		$1,546		$4,480	$3,063	$999		$662
Noninterest income	666		519		823	844	1,429		1,247
Total net revenue	2,765		2,065		5,303	3,907	2,428		1,909
Noninterest expense	1,249		915		3,568	2,807	1,335		1,092
Income (loss) before provision and income taxes	1,516		1,150		1,735	1,100	1,093		817
Provision for credit losses	126		104		31	(26)	–		4
Income (loss) before income taxes	1,390		1,046		1,704	1,126	1,093		813
Income taxes and taxable-equivalent adjustment	348		262		426	280	273		204
Net income (loss)	1,042		784		1,278	846	820		609
Net (income) loss attributable to noncontrolling interests	–		–		–	–	–		–
Net income (loss) attributable to U.S. Bancorp	$1,042		$784		$1,278	$846	$820		$609

Average Balance Sheet
Loans	$150,455		$119,598		$169,898	$140,586	$24,441		$21,483
Other earning assets	5,949		4,417		2,346	3,475	401		237
Goodwill	2,842		1,912		4,511	3,253	1,790		1,739
Other intangible assets	564		4		5,493	3,406	434		283
Assets	171,389		132,899		187,715	156,320	28,808		25,062

Noninterest-bearing deposits	54,808		61,195		39,331	30,721	21,619		26,378
Interest-bearing deposits	106,326		90,509		184,632	163,123	83,656		75,007
Total deposits	161,134		151,704		223,963	193,844	105,275		101,385

Total U.S. Bancorp shareholders’ equity	17,776		13,862		16,608	12,270	4,040		3,604

	Payment Services				Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2023		2022		2023	2022	2023		2022
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,299		$1,241		$240	$152	$9,117		$6,664
Noninterest income	1,988	(a)	1,850	(a)	327	484	5,233	(b)	4,944	(b)
Total net revenue	3,287		3,091		567	636	14,350	(c)	11,608	(c)
Noninterest expense	1,828		1,711		1,144	701	9,124		7,226
Income (loss) before provision and income taxes	1,459		1,380		(577)	(65)	5,226		4,382
Provision for credit losses	534		351		557	(10)	1,248		423
Income (loss) before income taxes	925		1,029		(1,134)	(55)	3,978		3,959
Income taxes and taxable-equivalent adjustment	232		258		(374)	(137)	905		867
Net income (loss)	693		771		(760)	82	3,073		3,092
Net (income) loss attributable to noncontrolling interests	–		–		(14)	(4)	(14)		(4)
Net income (loss) attributable to U.S. Bancorp	$693		$771		$(774)	$78	$3,059		$3,088

Average Balance Sheet
Loans	$37,426		$32,802		$5,569	$4,139	$387,789		$318,608
Other earning assets	187		1,023		214,072	205,558	222,955		214,710
Goodwill	3,325		3,321		–	–	12,468		10,225
Other intangible assets	372		450		22	–	6,885		4,143
Assets	43,493		39,762		237,846	224,620	669,251		578,663

Noninterest-bearing deposits	3,181		3,534		2,766	2,547	121,705		124,375
Interest-bearing deposits	106		164		7,333	2,174	382,053		330,977
Total deposits	3,287		3,698		10,099	4,721	503,758		455,352

Total U.S. Bancorp shareholders’ equity	9,048		8,065		5,776	13,503	53,248		51,304

(a)	Presented net of related rewards and rebate costs and certain partner payments of $1.5 billion and $1.4 billion for the six months ended June 30, 2023 and 2022, respectively.
(b)	Includes revenue generated from certain contracts with customers of $4.3 billion and $3.9 billion for the six months ended June 30, 2023 and 2022, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $369 million and $392 million of revenue for the six months ended June 30, 2023 and 2022, respectively, primarily consisting of interest income on sales-type and direct financing leases.

78	U.S. Bancorp

Note 18	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to June 30, 2023 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events, except as disclosed in Note 3, were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	79

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30
	2023			2022			2023 v 2022
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$159,824	$1,098	2.75%	$171,296	$825	1.93%	(6.7)%
Loans held for sale	2,569	38	5.90	3,688	54	5.89	(30.3)
Loans (b)
Commercial	138,085	2,201	6.39	120,657	794	2.64	14.4
Commercial real estate	54,934	847	6.18	39,517	330	3.35	39.0
Residential mortgages	117,606	1,087	3.70	80,228	638	3.18	46.6
Credit card	26,046	822	12.67	22,748	589	10.38	14.5
Other retail	52,146	663	5.10	61,037	528	3.47	(14.6)
Total loans	388,817	5,620	5.79	324,187	2,879	3.56	19.9
Interest-bearing deposits with banks	51,972	674	5.20	31,116	57	.74	67.0
Other earning assets	10,657	132	4.99	6,474	39	2.36	64.6
Total earning assets	613,839	7,562	4.94	536,761	3,854	2.88	14.4
Allowance for loan losses	(7,068)			(5,710)			(23.8)
Unrealized gain (loss) on investment securities	(7,356)			(9,226)			20.3
Other assets	73,597			58,086			26.7
Total assets	$673,012			$579,911			16.1
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$113,758			$120,827			(5.9)%
Interest-bearing deposits
Interest checking	127,994	312	.98	116,878	20	.07	9.5
Money market savings	152,893	1,224	3.21	123,788	121	.39	23.5
Savings accounts	58,993	23	.16	68,127	2	.01	(13.4)
Time deposits	43,627	380	3.49	26,896	34	.51	62.2
Total interest-bearing deposits	383,507	1,939	2.03	335,689	177	.21	14.2
Short-term borrowings
Federal funds purchased	250	3	4.81	641	1	.17	(61.0)
Securities sold under agreements to repurchase	3,212	33	4.12	2,078	2	.10	54.6
Commercial paper	7,840	65	3.32	6,289	4	.06	24.7
Other short-term borrowings	42,870	641	5.99	14,286	50	.35	*
Total short-term borrowings	54,172	742	5.49	23,294	57	.98	*
Long-term debt	42,771	432	4.05	31,390	156	1.99	36.3
Total interest-bearing liabilities	480,450	3,113	2.60	390,373	390	.40	23.1
Other liabilities	24,517			19,078			28.5
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	47,014			42,358			11.0
Total U.S. Bancorp shareholders’ equity	53,822			49,166			9.5
Noncontrolling interests	465			467			(.4)
Total equity	54,287			49,633			9.4
Total liabilities and equity	$673,012			$579,911			16.1
Net interest income		$4,449			$3,464
Gross interest margin			2.34%			2.48%
Gross interest margin without taxable-equivalent increments			2.32%			2.46%
Percent of Earning Assets
Interest income			4.94%			2.88%
Interest expense			2.04			.29
Net interest margin			2.90%			2.59%
Net interest margin without taxable-equivalent increments			2.88%			2.57%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

80	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30
	2023			2022			2023 v 2022
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$162,957	$2,192	2.69%	$173,019	$1,561	1.80%	(5.8)%
Loans held for sale	2,516	69	5.51	4,579	114	5.00	(45.1)
Loans (b)
Commercial	136,891	4,198	6.18	116,761	1,423	2.46	17.2
Commercial real estate	55,263	1,650	6.02	39,302	625	3.21	40.6
Residential mortgages	116,950	2,137	3.66	78,847	1,250	3.17	48.3
Credit card	25,809	1,622	12.68	22,297	1,151	10.41	15.8
Other retail	52,876	1,305	4.98	61,401	1,037	3.41	(13.9)
Total loans	387,789	10,912	5.67	318,608	5,486	3.47	21.7
Interest-bearing deposits with banks	47,662	1,162	4.91	30,487	71	.47	56.3
Other earning assets	9,820	226	4.64	6,625	67	2.02	48.2
Total earning assets	610,744	14,561	4.80	533,318	7,299	2.75	14.5
Allowance for loan losses	(7,006)			(5,706)			(22.8)
Unrealized gain (loss) on investment securities	(7,437)			(5,907)			(25.9)
Other assets	72,950			56,958			28.1
Total assets	$669,251			$578,663			15.7
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$121,705			$124,375			(2.1)%
Interest-bearing deposits
Interest checking	128,668	595	.93	115,975	29	.05	10.9
Money market savings	149,948	2,203	2.96	121,700	173	.29	23.2
Savings accounts	63,883	36	.11	67,555	4	.01	(5.4)
Time deposits	39,554	610	3.11	25,747	51	.40	53.6
Total interest-bearing deposits	382,053	3,444	1.82	330,977	257	.16	15.4
Short-term borrowings
Federal funds purchased	575	13	4.52	937	1	.16	(38.6)
Securities sold under agreements to repurchase	2,849	52	3.68	1,987	3	.14	43.4
Commercial paper	8,045	119	2.99	6,381	4	.06	26.1
Other short-term borrowings	33,900	1,008	6.00	11,873	70	.59	*
Total short-term borrowings	45,369	1,192	5.30	21,178	78	.75	*
Long-term debt	41,902	808	3.88	32,177	300	1.88	30.2
Total interest-bearing liabilities	469,324	5,444	2.34	384,332	635	.33	22.1
Other liabilities	24,509			18,184			34.8
Shareholders’ equity
Preferred equity	6,808			6,714			1.4
Common equity	46,440			44,590			4.1
Total U.S. Bancorp shareholders’ equity	53,248			51,304			3.8
Noncontrolling interests	465			468			(.6)
Total equity	53,713			51,772			3.7
Total liabilities and equity	$669,251			$578,663			15.7
Net interest income		$9,117			$6,664
Gross interest margin			2.46%			2.42%
Gross interest margin without taxable-equivalent increments			2.44%			2.40%
Percent of Earning Assets
Interest income			4.80%			2.75%
Interest expense			1.80			.24
Net interest margin			3.00%			2.51%
Net interest margin without taxable-equivalent increments			2.98%			2.49%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	81

Part II — Other Information
Item 1. Legal Proceedings
— See the information set forth in “Litigation and Regulatory Matters” in Note 16 in the Notes to Consolidated Financial Statements on page 74 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors
— There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, for discussion of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
— See the information set forth in the “Capital Management” section on page 27 of this Report for information regarding shares repurchased by the Company during the second quarter of 2023, which is incorporated herein by reference.
On August 3, 2023, the Company issued 24 million shares of common stock of the Company to an affiliate of MUFG for a purchase price of $936 million. The proceeds of the issuance were used to repay a portion of the Company’s $3.5 billion debt obligation to MUFG. See “MUFG Union Bank Acquisition” on page 5 of this Report for further information.
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
10-Q
for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

82	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ L ISA R. S TARK

Dated: August 4, 2023		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	83

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
Dated: August 4, 2023

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
Dated: August 4, 2023

U.S. Bancorp	85

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 200
2
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)
The Quarterly R
ep
ort on Form
10-Q
for the quarter ended June 30, 2023 (the “Form
10-Q”)
of the
Co
mpany fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ A NDREW C ECERE	/s/ T ERRANCE R. D OLAN
Andrew Cecere Chief Executive Officer Dated: August 4, 2023	Terrance R. Dolan Chief Financial Officer

86	U.S. Bancorp

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