Form 10-Q
period 2023-09-30
US BANCORP \DE\
filed 2023-11-01
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2023
Common Stock, $0.01 Par Value	1,557,012,406 shares

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

2	U.S. Bancorp

Table 1	Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2023	2022	Percent Change	2023	2022	Percent Change
Condensed Income Statement
Net interest income	$4,236	$3,827	10.7%	$13,285	$10,435	27.3%
Taxable-equivalent adjustment (a)	32	30	6.7	100	86	16.3
Net interest income (taxable-equivalent basis) (b)	4,268	3,857	10.7	13,385	10,521	27.2
Noninterest income	2,764	2,469	11.9	7,997	7,413	7.9
Total net revenue	7,032	6,326	11.2	21,382	17,934	19.2
Noninterest expense	4,530	3,637	24.6	13,654	10,863	25.7
Provision for credit losses	515	362	42.3	1,763	785	*
Income before taxes	1,987	2,327	(14.6)	5,965	6,286	(5.1)
Income taxes and taxable-equivalent adjustment	463	511	(9.4)	1,368	1,378	(.7)
Net income	1,524	1,816	(16.1)	4,597	4,908	(6.3)
Net (income) loss attributable to noncontrolling interests	(1)	(4)	75.0	(15)	(8)	(87.5)
Net income attributable to U.S. Bancorp	$1,523	$1,812	(15.9)	$4,582	$4,900	(6.5)
Net income applicable to U.S. Bancorp common shareholders	$1,412	$1,718	(17.8)	$4,285	$4,648	(7.8)
Per Common Share
Earnings per share	$.91	$1.16	(21.6)%	$2.79	$3.13	(10.9)%
Diluted earnings per share	.91	1.16	(21.6)	2.79	3.13	(10.9)
Dividends declared per share	.48	.48	—	1.44	1.40	2.9
Book value per share (c)	29.74	27.39	8.6
Market value per share	33.06	40.32	(18.0)
Average common shares outstanding	1,548	1,486	4.2	1,538	1,485	3.6
Average diluted common shares outstanding	1,549	1,486	4.2	1,538	1,486	3.5
Financial Ratios
Return on average assets	.91%	1.22%		.92%	1.13%
Return on average common equity	11.9	15.8		12.3	14.1
Net interest margin (taxable-equivalent basis) (a)	2.81	2.83		2.94	2.62
Efficiency ratio (b)	64.4	57.5		63.8	60.7
Net charge-offs as a percent of average loans outstanding	.44	.19		.50	.20
Average Balances
Loans	$376,877	$336,778	11.9%	$384,112	$324,731	18.3%
Loans held for sale	2,661	3,499	(23.9)	2,564	4,214	(39.2)
Investment securities (d)	163,236	164,851	(1.0)	163,051	170,267	(4.2)
Earning assets	605,245	541,666	11.7	608,891	536,131	13.6
Assets	663,999	588,764	12.8	667,481	582,067	14.7
Noninterest-bearing deposits	97,524	114,044	(14.5)	113,556	120,893	(6.1)
Deposits	512,291	456,769	12.2	506,633	455,829	11.1
Short-term borrowings	27,550	29,034	(5.1)	39,364	23,825	65.2
Long-term debt	43,826	31,814	37.8	42,551	32,055	32.7
Total U.S. Bancorp shareholders’ equity	53,817	49,820	8.0	53,440	50,804	5.2

	September 30, 2023	December 31, 2022
Period End Balances
Loans	$375,234	$388,213	(3.3)%
Investment securities	152,549	161,650	(5.6)
Assets	668,039	674,805	(1.0)
Deposits	518,358	524,976	(1.3)
Long-term debt	43,074	39,829	8.1
Total U.S. Bancorp shareholders’ equity	53,113	50,766	4.6
Asset Quality
Nonperforming assets	$1,310	$1,016	28.9%
Allowance for credit losses	7,790	7,404	5.2
Allowance for credit losses as a percentage of period-end loans	2.08%	1.91%
Capital Ratios
Common equity tier 1 capital	9.7%	8.4%
Tier 1 capital	11.2	9.8
Total risk-based capital	13.4	11.9
Leverage	7.9	7.9
Total leverage exposure	6.4	6.4
Tangible common equity to tangible assets (b)	5.0	4.5
Tangible common equity to risk-weighted assets (b)	7.0	6.0
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology (b)	9.5	8.1

*	Not meaningful
(a)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)	See Non-GAAP Financial Measures beginning on page 32.
(c)	Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)
Excludes unrealized gains and losses on
available-for-sale
investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale
to
held-to-maturity.

U.S. Bancorp	3

Management’s Discussion and Analysis

OVERVIEW
Earnings Summary
U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.5 billion for the third quarter of 2023, or $0.91 per diluted common share, compared with $1.8 billion, or $1.16 per diluted common share, for the third quarter of 2022. Return on average assets and return on average common equity were 0.91 percent and 11.9 percent, respectively, for the third quarter of 2023, compared with 1.22 percent and 15.8 percent, respectively, for the third quarter of 2022. The results for the third quarter of 2023 included the impact of $284 million of merger and integration-related charges associated with the acquisition of MUFG Union Bank, N.A. (“MUB”), which decreased diluted earnings per common share by $0.14.
Total net revenue for the third quarter of 2023 was $706 million (11.2 percent) higher than the third quarter of 2022, reflecting a 10.7 percent increase in net interest income and an 11.9 percent increase in noninterest income. The increase in net interest income from the third quarter of 2022 was primarily due to the impacts of rising interest rates on earning assets and the MUB acquisition. The increase in noninterest income reflected higher commercial products revenue, mortgage banking revenue, payment services revenue and trust and investment management fees.
Noninterest expense in the third quarter of 2023 was $893 million (24.6 percent) higher than the third quarter of 2022, reflecting merger and integration charges and operating expenses related to the MUB acquisition, including core deposit intangible amortization expense, as well as increases in compensation and employee benefits expense to support business growth.
The provision for credit losses for the third quarter of 2023 of $515 million was $153 million (42.3 percent) higher than the third quarter of 2022, driven by normalizing credit losses and commercial real estate credit quality. Net charge-offs in the third quarter of 2023 were $420 million, compared with $162 million in the third quarter of 2022. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Net income attributable to U.S. Bancorp for the first nine months of 2023 was $4.6 billion, or $2.79 per diluted common share, compared with $4.9 billion, or $3.13 per diluted common share, for the first nine months of 2022. Return on average assets and return on average common equity were 0.92 percent and 12.3 percent, respectively, for the first nine months of 2023, compared with 1.13 percent and 14.1 percent, respectively, for the first nine months of 2022. The results for the first nine months of 2023 included the impact of $838 million of merger and integration-related charges, $243 million of provision for credit losses and an additional $22 million of losses related to balance sheet repositioning and capital management actions. Combined, these items decreased diluted earnings per common share by $0.53.
Total net revenue for the first nine months of 2023 was $3.4 billion (19.2 percent) higher than the first nine months of 2022, reflecting a 27.3 percent increase in net interest income (27.2 percent on a taxable-equivalent basis) and a 7.9 percent increase in noninterest income. The increase in net interest income from the first nine months of 2022 was primarily due to the impacts of rising interest rates on earning assets and the MUB acquisition. The increase in noninterest income reflected higher commercial products revenue, trust and investment management fees and payment services revenue, partially offset by losses on securities.
Noninterest expense in the first nine months of 2023 was $2.8 billion (25.7 percent) higher than the first nine months of 2022, reflecting merger and integration charges and operating expenses related to the MUB acquisition, including core deposit intangible amortization expense, as well as increases in compensation and employee benefits expense to support business growth.
The provision for credit losses for the first nine months of 2023 of $1.8 billion was $978 million higher than the first nine months of 2022, driven by the impacts of balance sheet repositioning and capital management actions, normalizing credit losses and increased economic uncertainty. Net charge-offs in the first nine months of 2023 were $1.4 billion, compared with $485 million in the first nine months of 2022. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and

4	U.S. Bancorp

other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
MUFG Union Bank Acquisition
 On December 1, 2022, the Company acquired MUB’s core regional banking franchise from Mitsubishi UFJ Financial Group, Inc. (“MUFG”). Pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of common stock of MUB for a purchase price consisting of $5.5 billion in cash and approximately 44 million shares of the Company’s common stock. The Company also received additional MUB cash of $3.5 billion upon completion of the acquisition, which is required to be repaid to MUFG on or prior to the fifth anniversary date of the completion of the purchase. On August 3, 2023, the Company completed a debt/equity conversion with MUFG. As a result, the Company repaid $936 million of its debt obligation from the proceeds of the issuance of 24 million shares of common stock of the Company to an affiliate of MUFG (the “Debt/Equity Conversion”). After the Debt/Equity Conversion, the Company had a remaining repayment obligation of $2.6 billion. On May 26, 2023, the Company merged MUB into U.S. Bank National Association (“USBNA”), the Company’s primary banking subsidiary. The Company’s results for the third quarter and first nine months of 2023 reflect the full financial results of the acquired business.
STATEMENT OF INCOME ANALYSIS
Net Interest Income
Net interest income, on a taxable-equivalent basis, was $4.3 billion in the third quarter and $13.4 billion in the first nine months of 2023, representing increases of $411 million (10.7 percent) and $2.9 billion (27.2 percent), respectively, compared with the same periods of 2022. The increases were primarily due to the impact of rising interest rates on earning assets and the acquisition of MUB. Average earning assets for the third quarter and first nine months of 2023 were $63.6 billion (11.7 percent) and $72.8 billion (13.6 percent) higher, respectively, than the same periods of 2022, reflecting increases in loans and interest-bearing deposits with banks, partially offset by a decrease in investment securities. The net interest margin, on a taxable-equivalent basis, in the third quarter and first nine months of 2023 was 2.81 percent and 2.94 percent, respectively, compared with 2.83 percent and 2.62 percent in the third quarter and first nine months of 2022, respectively. The decrease in net interest margin in the third quarter of 2023, compared with the third quarter of 2022, was primarily due to the impact of deposit mix and pricing, partially offset by the impact of higher rates on earning assets and the acquisition of MUB. The increase in net interest margin in the first nine months of 2023, compared with the same period of the 2022, was primarily due to the impact of higher rates on earning assets and the acquisition of MUB, partially offset by the impact of deposit mix and pricing. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average total loans in the third quarter and first nine months of 2023 were $40.1 billion (11.9 percent) and $59.4 billion (18.3 percent) higher, respectively, than the same periods of 2022. The increases were driven by growth in the Company’s legacy loan portfolio as well as balances from the MUB acquisition. Increases in residential mortgages, commercial real estate loans, commercial loans and credit card loans were partially offset by lower other retail loans. The increase in residential mortgages was driven by the impact related to the MUB acquisition, along with on-balance
sheet loan activities and slower refinancing activity, partially offset by the impact of a sale of residential mortgages in the second quarter of 2023 as part of balance sheet repositioning and capital management actions. The increase in commercial loans was primarily due to higher utilization driven by working capital needs of corporate customers, slower payoffs given higher volatility in the capital markets, as well as core growth and the impact related to the MUB acquisition. The increase in commercial real estate loans was driven by the impact of the MUB acquisition, while the increase in credit cards loans was primarily driven by higher spend volume and lower payment rates. The decrease in other retail loans was driven by lower auto loans primarily due to balance sheet repositioning and capital management actions, along with lower installment loans and lower retail leasing balances, partially offset by higher home equity and second mortgages.
Average investment securities in the third quarter and first nine months of 2023 were $1.6 billion (1.0 percent) and $7.2 billion (4.2 percent) lower, respectively, than the same periods of 2022, driven by balance sheet repositioning and liquidity management in connection with the acquisition of MUB. The decrease from the prior year reflected sales of investment securities, partially offset by the impact of acquired MUB investment securities.
Average total deposits for the third quarter and first nine months of 2023 were $55.5 billion (12.2 percent) and $50.8 billion (11.1 percent) higher, respectively, than the same periods of 2022. Average total savings deposits for the third quarter and first nine months of 2023 were

U.S. Bancorp	5

Table 2	Noninterest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2023	2022	Percent Change	2023	2022	Percent Change
Card revenue	$412	$391	5.4%	$1,194	$1,128	5.9%
Corporate payment products revenue	198	190	4.2	577	520	11.0
Merchant processing services	427	406	5.2	1,250	1,194	4.7
Trust and investment management fees	627	572	9.6	1,838	1,638	12.2
Service charges	334	317	5.4	982	984	(.2)
Commercial products revenue	354	285	24.2	1,046	841	24.4
Mortgage banking revenue	144	81	77.8	403	423	(4.7)
Investment products fees	70	56	25.0	206	177	16.4
Securities gains (losses), net	—	1	*	(29)	38	*
Other	198	170	16.5	530	470	12.8
Total noninterest income	$2,764	$2,469	11.9%	$7,997	$7,413	7.9%

*	Not meaningful

$53.5 billion (17.5 percent) and $42.7 billion (14.0 percent) higher, respectively, than the same periods of 2022, driven by increases in Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances, including the impact of the MUB acquisition. Average time deposits for the third quarter and first nine months of 2023 were $18.5 billion (51.2 percent) and $15.4 billion (52.6 percent) higher, respectively, than the same periods of the prior year, mainly due to the acquisition of MUB and increases in Consumer and Business Banking balances, partially offset by decreases in Wealth, Corporate, Commercial and Institutional Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Average noninterest-bearing deposits for the third quarter and first nine months of 2023 were $16.5 billion (14.5 percent) and $7.3 billion (6.1 percent) lower, respectively, than the same periods of 2022, driven by decreases in Wealth, Corporate, Commercial and Institutional Banking balances, partially offset by the impact of the MUB acquisition. Average noninterest-bearing deposits further decreased in the third quarter of 2023, compared with the third quarter of 2022, due to decreases in Consumer and Business Banking balances.
Provision for Credit Losses
The provision for credit losses was $515 million in the third quarter and $1.8 billion in the first nine months of 2023, representing increases of $153 million (42.3 percent) and $978 million, respectively, from the same periods of 2022. The increases were driven by normalizing credit losses, commercial real estate credit quality and increased economic uncertainty. The provision for credit losses further increased in the first nine months of 2023, compared with the same period of the prior year, due to the impact of balance sheet repositioning and capital management actions taken in the second quarter of 2023. Net charge-offs increased $258 million in the third quarter and $957 million in the first nine months of 2023, compared with the same periods of 2022, reflecting higher charge-offs in most loan categories consistent with normalizing credit conditions and adverse conditions in commercial real estate. In addition, net charge-offs were higher in the first nine months of 2023, compared with the first nine months of the prior year, due to charge-offs related to balance sheet repositioning and capital management actions, along with charge-offs in the first quarter of 2023 related to the uncollectible amount of acquired loans, which were considered purchased credit deteriorated as of the date of the MUB acquisition. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income
Noninterest income was $2.8 billion in the third quarter and $8.0 billion in the first nine months of 2023, representing increases of $295 million (11.9 percent) and $584 million (7.9 percent), respectively, compared with the same periods of 2022. The increases over the prior year reflected stronger commercial products revenue, trust and investment management fees, payment services revenue and other noninterest income. The increase in noninterest income in the first nine months of 2023, compared with the same period of the prior year, was partially offset by losses on the sale of securities. Commercial products revenue increased primarily due to higher trading revenue, commercial loan fees, corporate bond fees and the acquisition of MUB. Trust and investment management fees increased primarily due to the acquisition of MUB and core business growth. Payment services revenue increased due to higher card revenue driven by higher spend volume and favorable rates, and increased merchant processing

6	U.S. Bancorp

Table 3	Noninterest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2023	2022	Percent Change	2023	2022	Percent Change
Compensation and employee benefits	$2,615	$2,260	15.7%	$7,907	$6,755	17.1%
Net occupancy and equipment	313	272	15.1	950	806	17.9
Professional services	127	131	(3.1)	402	356	12.9
Marketing and business development	176	126	39.7	420	312	34.6
Technology and communications	511	427	19.7	1,536	1,267	21.2
Other intangibles	161	43	*	480	130	*
Other	343	336	2.1	1,121	998	12.3
Total before merger and integration charges	4,246	3,595	18.1	12,816	10,624	20.6
Merger and integration charges	284	42	*	838	239	*
Total noninterest expense	$4,530	$3,637	24.6%	$13,654	$10,863	25.7%
Efficiency ratio (a)	64.4%	57.5%		63.8%	60.7%

*	Not meaningful
(a)	See Non-GAAP Financial Measures beginning on page 32.

services revenue and corporate payment products revenue due to higher spend volume. Noninterest income further increased in the third quarter of 2023, compared with the third quarter of 2022, mainly due to higher mortgage banking revenue driven by higher gain on sale margins and increases in mortgage servicing rights (“MSRs”) valuations, net of hedging activities.
Noninterest Expense
Noninterest expense was $4.5 billion in the third quarter and $13.7 billion in the first nine months of 2023, representing increases of $893 million (24.6 percent) and $2.8 billion (25.7 percent), respectively, over the same periods of 2022. The increases from the prior year reflected the impact of merger and integration charges, as well as operating expenses related to the MUB acquisition, higher compensation and employee benefits expense and higher other intangibles expense. Compensation and employee benefits expense increased primarily due to MUB expense as well as merit increases and hiring to support business growth. Other intangibles expense increased primarily due to the core deposit intangible created as a result of the MUB acquisition.
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
Income Tax Expense
The provision for income taxes was $431 million (an effective rate of 22.0 percent) for the third quarter and $1.3 billion (an effective rate of 21.6 percent) for the first nine months of 2023, compared with $481 million (an effective rate of 20.9 percent) and $1.3 billion (an effective rate of 20.8 percent) for the same periods of 2022, respectively. For further information on income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Loans
The Company’s loan portfolio was $375.2 billion at September 30, 2023, compared with $388.2 billion at December 31, 2022, a decrease of $13.0 billion (3.3 percent). The decrease was driven by lower other retail loans, commercial loans, commercial real estate loans and residential mortgages, partially offset by higher credit card loans.
Other retail loans decreased $9.2 billion (16.8 percent) at September 30, 2023, compared with December 31, 2022, primarily due to decreases in auto loans and retail leasing balances. The decrease in auto loans was primarily driven by a sale of indirect auto loans as part of balance sheet repositioning and capital management actions taken in the second quarter of 2023.
Commercial loans decreased $2.4 billion (1.7 percent) at September 30, 2023, compared with December 31, 2022, primarily due to decreased demand as corporate customers accessed the capital markets.
Commercial real estate loans decreased $1.4 billion (2.4 percent) at September 30, 2023, compared with December 31, 2022, primarily due to payoffs exceeding a reduced level of new originations.
Residential mortgages held in the loan portfolio decreased $790 million (0.7 percent) at September 30, 2023, compared with December 31, 2022, driven by a sale of residential mortgages in the second quarter of 2023 as part of balance sheet repositioning and capital management actions, partially offset by originations.

U.S. Bancorp	7

Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Credit card loans increased $785 million (3.0 percent) at September 30, 2023, compared with December 31, 2022, primarily driven by higher spend volume and lower payment rates.
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
Loans Held for Sale
Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $2.3 billion at September 30, 2023, compared with $2.2 billion at December 31, 2022. The increase in loans held for sale was principally due to a higher level of mortgage loan closings in the third quarter of 2023, compared with the fourth quarter of 2022. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).
Investment Securities
Investment securities totaled $152.5 billion at September 30, 2023, compared with $161.7 billion at December 31, 2022. The $9.1 billion (5.6 percent) decrease was primarily due to $7.9 billion of net investment sales and maturities along with a $1.0 billion unfavorable change in net unrealized gains (losses) on available-for-sale
investment securities.
The Company’s
available-for-sale
investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At September 30, 2023, the Company’s net unrealized losses on available-for-sale
investment securities were $9.5 billion ($7.1 billion
net-of-tax),
compared with $8.5 billion ($6.4 billion
net-of-tax)
at December 31, 2022. The unfavorable change in net unrealized gains (losses) was primarily due to decreases in the fair value of mortgage-backed and state and political securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale
investment securities totaled $9.6 billion at September 30, 2023, compared with $8.6 billion at December 31, 2022. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of the underlying collateral, the existence of any government or agency guarantees, and market conditions. At September 30, 2023, the Company had no plans to sell securities with unrealized losses, and believed it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

Table 4	Investment Securities

	September 30, 2023				December 31, 2022
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
Held-to-maturity
U.S. Treasury and agencies	$1,345	$1,283	2.5	2.85%	$1,344	$1,293	3.3	2.85%
Mortgage-backed securities (a)	83,997	69,076	9.5	2.19	87,396	76,581	9.3	2.17
Total held-to-maturity	$85,342	$70,359	9.4	2.20%	$88,740	$77,874	9.2	2.18%
Available-for-sale
U.S. Treasury and agencies	$21,286	$18,707	6.1	2.69%	$24,801	$22,033	7.1	2.43%
Mortgage-backed securities (a)	37,609	32,562	6.7	3.07	40,803	36,423	6.6	2.83
Asset-backed securities (a)	6,923	6,868	1.6	5.20	4,356	4,323	1.3	4.59
Obligations of state and political subdivisions (b) (c)	11,028	9,066	14.9	3.77	11,484	10,125	13.6	3.76
Other	4	4	1.7	1.89	6	6	.1	1.99
Total available-for-sale (d)	$76,850	$67,207	7.3	3.26%	$81,450	$72,910	7.4	2.94%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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

(d)	Amortized cost excludes portfolio level basis adjustments of $(95) million at September 30, 2023.
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
Deposits
Total deposits were $518.4 billion at September 30, 2023, compared with $525.0 billion at December 31, 2022. The $6.6 billion (1.3 percent) decrease in total deposits reflected a decrease in noninterest-bearing deposits, partially offset by increases in time deposits and total savings deposits. Noninterest-bearing deposits decreased $39.7 billion (28.8 percent) at September 30, 2023, compared with December 31, 2022, primarily due to lower Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances. The decrease in noninterest-bearing deposits was driven by a product change for certain MUB retail checking accounts into interest checking accounts at conversion to create a better customer experience, as well as pricing pressures from rising interest rates. Time deposits increased $20.6 billion (62.5 percent) at September 30, 2023, compared with December 31, 2022, driven by higher Consumer and Business Banking balances, partially offset by lower Wealth, Corporate, Commercial and Institutional Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Money market deposit balances increased $41.7 billion (28.2 percent), primarily due to higher Consumer and Business Banking, and Wealth, Corporate, Commercial and Institutional Banking balances. Savings account balances decreased $24.7 billion (34.4 percent), driven by lower Consumer and Business Banking, and Wealth, Corporate, Commercial and Institutional Banking balances. Interest checking balances decreased $4.5 billion (3.4 percent), primarily due to lower Wealth, Corporate, Commercial and Institutional Banking balances.
Borrowings
The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $21.9 billion at September 30, 2023, compared with $31.2 billion at December 31, 2022. The $9.3 billion (29.8 percent) decrease in short-term borrowings was primarily due to decreases in short-term Federal Home Loan Bank (“FHLB”) advances. Long-term debt was $43.1 billion at September 30, 2023, compared with $39.8 billion at December 31, 2022. The $3.2 billion (8.1 percent) increase was primarily due to $7.2 billion of medium-term note issuances, partially offset by $2.8 billion of bank note repayments and maturities and a $936 million repayment of the Company’s debt obligation to MUFG. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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
Upon closing of the MUB acquisition, the Company’s risk management framework applied to the legal entities acquired from MUFG, including MUB, up until its merger into USBNA. Updates were made to align the acquired entities with the Company’s risk appetite and connect the elements of their respective risk governance and reporting into the Company’s existing risk management framework. Upon completing the merger of MUB into USBNA, which occurred on May 26, 2023, the MUB risk governance and reporting framework is no longer applicable.
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

U.S. Bancorp	9

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

10	U.S. Bancorp

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
or
15-year
fixed payment amortization schedule. Home equity lines are revolving accounts giving the borrower the ability to draw and repay balances repeatedly, up to a maximum commitment, and are secured by residential real estate. These include accounts in either a first or junior lien position. Typical terms on home equity lines in the portfolio are variable rates benchmarked to the prime rate, with a
10-year
draw period during which a minimum payment is equivalent to the monthly interest, followed by a
20-year
amortization period, respectively. At September 30, 2023, substantially all of the Company’s home equity lines were in the draw period. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates, consumer bankruptcy filings and other macroeconomic factors, customer payment history and credit scores, and in some cases, updated loan-to-value
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

U.S. Bancorp	11

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
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at September 30, 2023:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$13,974	$86,231	$100,205	87.1%
Over 80% through 90%	210	6,264	6,474	5.6
Over 90% through 100%	12	931	943	.8
Over 100%	13	528	541	.5
No LTV available	1	12	13	—
Loans purchased from GNMA mortgage pools (a)	—	6,879	6,879	6.0
Total	$14,210	$100,845	$115,055	100.0%

(a)
Represents loans purchased and loans that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$10,461	$1,787	$12,248	95.1%
Over 80% through 90%	411	73	484	3.8
Over 90% through 100%	54	14	68	.5
Over 100%	40	6	46	.4
No LTV/CLTV available	32	1	33	.2
Total	$10,998	$1,881	$12,879	100.0%
Home equity and second mortgages were $12.9 billion at September 30, 2023 and December 31, 2022, and included $2.7 billion of home equity lines in a first lien position and $10.2 billion of home equity and second mortgage loans and lines in a junior lien position. Loans and lines in a junior lien position at September 30, 2023, included approximately $3.1 billion of loans and lines for which the Company also serviced the related first lien loan, and approximately $7.1 billion where the Company did not service the related first lien loan. The Company was able to determine the status of the related first liens using information the Company has as the servicer of the first lien or information reported on customer credit bureau files. The Company also evaluates other indicators of credit risk for these junior lien loans and lines including delinquency, estimated average CLTV ratios and updated weighted-average credit scores in making its assessment of credit risk, related loss estimates and determining the allowance for credit losses.
The following table provides a summary of delinquency statistics and other credit quality indicators for the Company’s junior lien positions at September 30, 2023:

	Junior Liens Behind
(Dollars in Millions)	Company Owned or Serviced First Lien	Third Party First Lien	Total
Total	$3,054	$7,121	$10,175
Percent 30 – 89 days past due	.52%	.42%	.45%
Percent 90 days or more past due	.05%	.08%	.07%
Weighted-average CLTV	71%	68%	69%
Weighted-average credit score	784	785	785
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

12	U.S. Bancorp

The following table provides a summary of the Company’s credit card loan balances disaggregated based upon updated credit score at September 30, 2023:

Percent of Total (a)
Credit score > 660	86%
Credit score < 660	14
No credit score	—

(a)	Credit score distribution excludes loans serviced by others.
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
Accruing loans 90 days or more past due totaled $569 million at September 30, 2023, compared with $491 million at December 31, 2022. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off
timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.15 percent at September 30, 2023, compared with 0.13 percent at December 31, 2022.

Table 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due	September 30, 2023	December 31, 2022
Commercial
Commercial	.05%	.07%
Lease financing	—	—
Total commercial	.05	.07
Commercial Real Estate
Commercial mortgages	—	—
Construction and development	.01	.03
Total commercial real estate	—	.01
Residential Mortgages (a)	.11	.08
Credit Card	1.17	.88
Other Retail
Retail leasing	.05	.04
Home equity and second mortgages	.25	.28
Other	.09	.08
Total other retail	.13	.12
Total loans	.15%	.13%

90 days or more past due and nonperforming loans	September 30, 2023	December 31, 2022
Commercial	.24%	.19%
Commercial real estate	1.33	.62
Residential mortgages (a)	.25	.36
Credit card	1.17	.88
Other retail	.41	.37
Total loans	.49%	.38%

(a)
Delinquent loan ratios exclude $2.0 billion at September 30, 2023, and $2.2 billion at December 31, 2022, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due and nonperforming to total residential mortgages was 2.00 percent at September 30, 2023, and 2.28 percent at December 31, 2022.

U.S. Bancorp	13

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Residential Mortgages (a)
30-89 days	$131	$201	.11%	.17%
90 days or more	122	95	.11	.08
Nonperforming	161	325	.14	.28
Total	$414	$621	.36	.54
Credit Card
30-89 days	$365	$283	1.35	1.08
90 days or more	316	231	1.17	.88
Nonperforming	—	1	—	—
Total	$681	$515	2.51	1.96
Other Retail
Retail Leasing
30-89 days	$22	$27	.52	.49
90 days or more	2	2	.05	.04
Nonperforming	8	8	.19	.14
Total	$32	$37	.75	.67
Home Equity and Second Mortgages
30-89 days	$65	$65	.50	.51
90 days or more	32	36	.25	.28
Nonperforming	104	110	.81	.86
Total	$201	$211	1.56	1.64
Other (b)
30-89 days	$167	$217	.59	.59
90 days or more	26	28	.09	.08
Nonperforming	17	21	.06	.06
Total	$210	$266	.74	.73

(a)
Excludes $558 million of loans
30-89
days past due and $2.0 billion of loans 90 days or more past due at September 30, 2023, purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that continue to accrue interest, compared with $647 million and $2.2 billion at December 31, 2022, respectively.

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

14	U.S. Bancorp

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
At September 30, 2023, total nonperforming assets were $1.3 billion, compared to $1.0 billion at December 31, 2022. The $294 million (28.9 percent) increase in nonperforming assets was primarily due to higher nonperforming commercial real estate and commercial loans, partially offset by a decrease in nonperforming residential mortgages. The ratio of total nonperforming assets to total loans and other real estate was 0.35 percent at September 30, 2023, compared with 0.26 percent at December 31, 2022.
OREO was $25 million at September 30, 2023, compared with $23 million at December 31, 2022, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

U.S. Bancorp	15

Table 6	Nonperforming Assets (a)

(Dollars in Millions)	September 30, 2023	December 31, 2022
Commercial
Commercial	$231	$139
Lease financing	25	30
Total commercial	256	169
Commercial Real Estate
Commercial mortgages	566	251
Construction and development	155	87
Total commercial real estate	721	338
Residential Mortgages (b)	161	325
Credit Card	—	1
Other Retail
Retail leasing	8	8
Home equity and second mortgages	104	110
Other	17	21
Total other retail	129	139
Total nonperforming loans (1)	1,267	972
Other Real Estate (c)	25	23
Other Assets	18	21
Total nonperforming assets	$1,310	$1,016
Accruing loans 90 days or more past due (b)	$569	$491
Period-end loans (2)	$375,234	$388,213
Nonperforming loans to total loans (1)/(2)	.34%	.25%
Nonperforming assets to total loans plus other real estate (c)	.35%	.26%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2022	$509	$507	$1,016
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	982	124	1,106
Advances on loans	45	1	46
Total additions	1,027	125	1,152
Reductions in nonperforming assets
Paydowns, payoffs	(311)	(98)	(409)
Net sales	(26)	(18)	(44)
Return to performing status	(24)	(176)	(200)
Charge-offs (d)	(197)	(8)	(205)
Total reductions	(558)	(300)	(858)
Net additions to (reductions in) nonperforming assets	469	(175)	294
Balance September 30, 2023	$978	$332	$1,310

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)
Excludes $2.0 billion at September 30, 2023, and $2.2 billion at December 31, 2022, of loans purchased and loans that could be purchased from GNMA Mortgage pools under delinquent loan repurchase options that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(c)
Foreclosed GNMA loans of $52 million at September 30, 2023, and $53 million at December 31, 2022, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

16	U.S. Bancorp

Table 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30
	2023			2022
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$130,415	$86	.26%	$123,745	$24	.08%
Lease financing	4,305	6	.55	4,774	3	.25
Total commercial	134,720	92	.27	128,519	27	.08
Commercial real estate
Commercial mortgages	42,665	49	.46	30,002	(6)	(.08)
Construction and development	11,588	—	—	10,008	—	—
Total commercial real estate	54,253	49	.36	40,010	(6)	(.06)
Residential mortgages	114,627	(3)	(.01)	84,018	(5)	(.02)
Credit card	26,883	220	3.25	24,105	119	1.96
Other retail
Retail leasing	4,436	2	.18	6,259	1	.06
Home equity and second mortgages	12,809	1	.03	11,142	(2)	(.07)
Other	29,149	59	.80	42,725	28	.26
Total other retail	46,394	62	.53	60,126	27	.18
Total loans	$376,877	$420	.44%	$336,778	$162	.19%

	Nine Months Ended September 30
	2023			2022
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$131,777	$215	.22%	$115,832	$78	.09%
Lease financing	4,382	14	.43	4,891	11	.30
Total commercial	136,159	229	.22	120,723	89	.10
Commercial real estate
Commercial mortgages	43,165	190	.59	29,506	(8)	(.04)
Construction and development	11,758	2	.02	10,035	3	.04
Total commercial real estate	54,923	192	.47	39,541	(5)	(.02)
Residential mortgages	116,167	110	.13	80,589	(20)	(.03)
Credit card	26,171	594	3.03	22,907	349	2.04
Other retail
Retail leasing	4,832	4	.11	6,689	2	.04
Home equity and second mortgages	12,779	(1)	(.01)	10,757	(7)	(.09)
Other	33,081	314	1.27	43,525	77	.24
Total other retail	50,692	317	.84	60,971	72	.16
Total loans	$384,112	$1,442	.50%	$324,731	$485	.20%

Analysis of Loan Net Charge-offs
 Total loan net charge-offs were $420 million for the third quarter and $1.4 billion for the first nine months of 2023, compared with $162 million and $485 million, respectively, for the same periods of 2022. The year-over-year increases in net charge-offs reflected higher charge-offs in most loan categories consistent with normalizing credit conditions and adverse conditions in commercial real estate. In addition, net charge-offs were higher in the first nine months of 2023, compared with the first nine months of the prior year, due to charge-offs related to balance sheet repositioning and capital management actions taken in the second quarter of 2023, along with charge-offs in the first quarter of 2023 related to the uncollectible amount of acquired loans, which were considered purchased credit deteriorated as of the date of the MUB acquisition. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2023 was 0.44 percent and 0.50 percent, respectively, compared with 0.19 percent and 0.20 percent, respectively, for the same periods of 2022. Excluding the impact of charge-offs related to the MUB acquisition and balance sheet repositioning and capital management actions, the ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first nine months of 2023 was
0.36
 percent (see
Non-GAAP
Financial Measures beginning on page 32).
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
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien. At September 30, 2023, the Company serviced the first lien on 30 percent of the home equity loans and lines in a junior lien position. The Company also considers the status of first lien mortgage accounts reported on customer credit bureau files when the first lien is not serviced by the Company. Regardless of whether the Company services the first lien, an assessment is made of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses. Based on the available information, the Company estimated $196 million or 1.5 percent of its total home equity portfolio at September 30, 2023, represented non-delinquent
junior liens where the first lien was delinquent or modified.
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

18	U.S. Bancorp

increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company had a total unpaid principal balance of $3.3 billion of PCD loans, primarily related to the MUB acquisition, included in its loan portfolio at September 30, 2023.
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
At September 30, 2023, the allowance for credit losses was $7.8 billion (2.08 percent of period-end
loans), compared with an allowance of $7.4 billion (1.91 percent of period-end
loans) at December 31, 2022. The allowance for credit losses at September 30, 2023 included a $62 million decrease due to a change in accounting principle adopted on January 1, 2023 related to discontinuing the separate recognition and measurement of troubled debt restructurings. The increase in the allowance for credit losses at September 30, 2023, compared with December 31, 2022, was primarily driven by increased economic uncertainty, normalizing credit losses and commercial real estate credit quality. Economic uncertainty and recession risk have increased due to rising interest rates, inflationary concerns, market volatility and pressure on corporate earnings related to these factors. In addition to these broad economic factors, expected loss estimates consider various factors including customer specific information impacting changes in risk ratings, projected delinquencies and the impact of economic deterioration on selected borrowers’ liquidity and ability to repay.
The ratio of the allowance for credit losses to nonperforming loans was 615 percent at September 30, 2023, compared with 762 percent at December 31, 2022. The ratio of the allowance for credit losses to annualized loan net charge-offs was 468 percent at September 30, 2023, compared with 697 percent of full year 2022 net charge-offs at December 31, 2022.
Economic conditions considered in estimating the allowance for credit losses at September 30, 2023 included changes in projected gross domestic product and unemployment levels. These factors are evaluated through a combination of quantitative calculations using multiple economic scenarios and additional qualitative assessments that consider the high degree of economic uncertainty in the current environment. The projected unemployment rates for 2023 considered in the estimate range from 3.2 percent to 5.9 percent.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
United States unemployment rate for the three months ending (a)
September 30, 2023	3.6%	4.1%
December 31, 2023	3.7	4.2
December 31, 2024	4.2	3.9
United States real gross domestic product for the three months ending (b)
September 30, 2023	2.1%	.8%
December 31, 2023	1.6	1.0
December 31, 2024	1.5	2.5

(a)	Reflects quarterly average of forecasted reported United States unemployment rate.
(b)	Reflects year-over-year growth rates.
The allowance for credit losses related to commercial lending segment loans increased $305 million during the first nine months of 2023, reflecting the impact of increased economic uncertainty, normalizing credit conditions and select commercial real estate loan deterioration.
The allowance for credit losses related to consumer lending segment loans increased $81 million during the first nine months of 2023, due to the impacts of economic uncertainty and normalizing credit performance, partially offset by reduced portfolio exposures and a decrease related to a change in accounting principle.

U.S. Bancorp	19

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2023	2022	2023	2022
Balance at beginning of period	$7,695	$6,255	$7,404	$6,155
Change in accounting principle (a)	—	—	(62)	—
Allowance for acquired credit losses (b)	—	—	127	—
Charge-Offs
Commercial
Commercial	102	51	261	146
Lease financing	8	5	22	18
Total commercial	110	56	283	164
Commercial real estate
Commercial mortgages	51	—	203	1
Construction and development	—	—	2	9
Total commercial real estate	51	—	205	10
Residential mortgages	1	2	126	9
Credit card	259	161	716	481
Other retail
Retail leasing	5	5	13	14
Home equity and second mortgages	5	2	10	7
Other	77	49	379	146
Total other retail	87	56	402	167
Total charge-offs (c)	508	275	1,732	831
Recoveries
Commercial
Commercial	16	27	46	68
Lease financing	2	2	8	7
Total commercial	18	29	54	75
Commercial real estate
Commercial mortgages	2	6	13	9
Construction and development	—	—	—	6
Total commercial real estate	2	6	13	15
Residential mortgages	4	7	16	29
Credit card	39	42	122	132
Other retail
Retail leasing	3	4	9	12
Home equity and second mortgages	4	4	11	14
Other	18	21	65	69
Total other retail	25	29	85	95
Total recoveries	88	113	290	346
Net Charge-Offs
Commercial
Commercial	86	24	215	78
Lease financing	6	3	14	11
Total commercial	92	27	229	89
Commercial real estate
Commercial mortgages	49	(6)	190	(8)
Construction and development	—	—	2	3
Total commercial real estate	49	(6)	192	(5)
Residential mortgages	(3)	(5)	110	(20)
Credit card	220	119	594	349
Other retail
Retail leasing	2	1	4	2
Home equity and second mortgages	1	(2)	(1)	(7)
Other	59	28	314	77
Total other retail	62	27	317	72
Total net charge-offs	420	162	1,442	485
Provision for credit losses	515	362	1,763	785
Balance at end of period	$7,790	$6,455	$7,790	$6,455
Components
Allowance for loan losses	$7,218	$6,017
Liability for unfunded credit commitments	572	438
Total allowance for credit losses (1)	$7,790	$6,455
Period-end loans (2)	$375,234	$342,708
Nonperforming loans (3)	1,267	630
Allowance for Credit Losses as a Percentage of
Period-end loans (1)/(2)	2.08%	1.88%
Nonperforming loans (1)/(3)	615	1,025
Nonperforming and accruing loans 90 days or more past due	424	631
Nonperforming assets	595	953
Annualized net charge-offs	468	1,004

(a)	Effective January 1, 2023, the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings.
(b)	Allowance for purchased credit deteriorated and charged-off loans acquired from MUB.
(c)
Includes $91 million of commercial real estate charge-offs in the first quarter of 2023 related to uncollectible amounts on acquired loans. Includes $117 million of residential mortgage charge-offs and $192 million of other retail charge-offs in the second quarter of 2023 related to balance sheet repositioning and capital management actions.

20	U.S. Bancorp

Residual Value Risk Management
 The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2023, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2022. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2022, for further discussion on residual value risk management.
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

U.S. Bancorp	21

Table 9	Sensitivity of Net Interest Income

	September 30, 2023				December 31, 2022
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	(.40)%	.70%	(.63)%	1.34%	(.58)%	.95%	(2.02)%	1.44%

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
Derivatives are subject to credit risk associated with counterparties to the contracts. Credit risk associated with derivatives is measured by the Company based on the probability of counterparty default. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into master netting arrangements, and, where possible, by requiring collateral arrangements. The Company may also transfer counterparty credit risk related to interest rate swaps to third parties through the use of risk participation agreements. In addition, certain interest rate swaps, interest rate forwards and credit contracts are required to be centrally cleared through clearinghouses to further mitigate counterparty credit risk. The Company also mitigates the credit risk of its derivative positions, as well as the credit risk on loans or lending portfolios, through the use of credit contracts.
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
The Company has implemented its remediation strategy for its financial instruments associated with all LIBOR currencies and tenors and has established processes and procedures to address inquiries from customers and other third-parties regarding the LIBOR transition. The Company has applied the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and the Regulations Implementing the LIBOR Act (Regulation ZZ) (the “Final Rules”) to substantially all financial instruments that are eligible. The LIBOR Act and Final Rules established a process for replacing LIBOR in existing LIBOR contracts that did not provide for the use of a clearly defined or practicable replacement benchmark rate by providing that a benchmark replacement identified by the Federal Reserve Board that is based on the Secured Overnight Financing Rate (“SOFR”) replaces LIBOR as the benchmark for those contracts as a matter of law, without the need to be amended by the parties.
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
The average, high, low and
period-end
one-day
VaR amounts for the Company’s Covered Positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2023	2022
Average	$4	$2
High	7	4
Low	3	1
Period-end	3	3
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the nine months ended September 30, 2023 and 2022. The Company stress tests its market risk measurements to provide management with perspectives

U.S. Bancorp	23

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
The average, high, low and
period-end
one-day
Stressed VaR amounts for the Company’s Covered Positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2023	2022
Average	$11	$9
High	16	18
Low	6	6
Period-end	7	17
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
one-year
look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2023	2022
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$2
High	2	5
Low	—	1
Mortgage Servicing Rights and Related Hedges
Average	$8	$8
High	12	20
Low	2	3
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
The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance
sheet and
off-balance
sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at the Federal Reserve Bank’s Discount Window and new Bank Term Funding Program, created in 2023. Unencumbered liquid assets in the Company’s investment securities portfolio provide asset liquidity through the Company’s ability to sell the securities or pledge and borrow against them. Refer to Note 4 of the Notes to Consolidated Financial Statements and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank.
The following table summarizes the Company’s total available liquidity from on-balance
sheet and
off-balance
sheet funding sources:

(Dollars in millions)	September 30, 2023	December 31, 2022
Cash held at the Federal Reserve Bank and other central banks	$56,450	$45,171
Available investment securities	32,892	132,052
Borrowing capacity from the Federal Reserve Bank and FHLB	221,039	125,682
Total available liquidity	$310,381	$302,905

24	U.S. Bancorp

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost
funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $518.4 billion at September 30, 2023, compared with $525.0 billion at December 31, 2022. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $43.1 billion at September 30, 2023, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $21.9 billion at September 30, 2023, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At September 30, 2023, parent company long-term debt outstanding was $33.1 billion, compared with $27.0 billion at December 31, 2022. The increase was primarily due to $7.2 billion of medium-term note issuances, partially offset by a $936 million repayment of the Company’s debt obligation to MUFG. As of September 30, 2023, there was no parent company debt scheduled to mature in the remainder of 2023. Future debt maturities may be met through medium-term note and capital security issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires banks to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a
30-day
stressed period. At September 30, 2023, the Company was compliant with this requirement.
The Company is also subject to a regulatory Net Stable Funding Ratio (“NSFR”) requirement which requires banks to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year
time horizon. At September 30, 2023, the Company was compliant with this requirement.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2022, for further discussion on liquidity risk management.
European Exposures
The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for both the three and nine months ended September 30, 2023. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2023, the Company had an aggregate amount on deposit with European banks of approximately $7.2 billion, predominately with the Central Bank of Ireland and Bank of England.
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

U.S. Bancorp	25

Table 10	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2023	December 31, 2022
Basel III standardized approach:
Common equity tier 1 capital	$44,655	$41,560
Tier 1 capital	51,906	48,813
Total risk-based capital	61,737	59,015
Risk-weighted assets	462,250	496,500

Common equity tier 1 capital as a percent of risk-weighted assets (a)	9.7%	8.4%
Tier 1 capital as a percent of risk-weighted assets	11.2	9.8
Total risk-based capital as a percent of risk-weighted assets	13.4	11.9
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	7.9	7.9
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	6.4	6.4
(a)
The Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology, was 9.5 percent at September 30, 2023, compared with 8.1 percent at December 31, 2022. See Non-GAAP Financial Measures beginning on page 32.

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
Capital Management
 The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. To achieve its capital goals, the Company employs a variety of capital management tools, including dividends, common share repurchases, and the issuance of subordinated debt, non-cumulative
perpetual preferred stock, common stock and other capital instruments. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2022, the Company began to phase into its regulatory capital requirements the cumulative deferred impact of its 2020 adoption of the accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology plus 25 percent of its quarterly credit reserve increases during 2020 and 2021. This cumulative deferred impact will continue to be phased into the Company’s regulatory capital over the next two years, culminating with a fully phased in regulatory capital calculation beginning in 2025. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at September 30, 2023 and December 31, 2022. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
As a bank holding company with over $100 billion in total consolidated assets, the Company is subject to the Dodd-Frank Act’s enhanced prudential standards, as applied to “Category III” institutions under the federal banking regulators’ rules that tailor how enhanced prudential standards apply to large U.S. banking organizations (the “Tailoring Rules”). In connection with the Company’s acquisition of MUB, the Company committed to submit to the Federal Reserve quarterly implementation plans for complying with requirements associated with a “Category II” banking organization (i.e., institutions with $700 billion or more in total assets or $75 billion or more in cross-jurisdictional activities). The Company also committed to meet requirements applicable to Category II banking organizations by the earlier of (i) the date required under the Tailoring Rules; and (ii) December 31, 2024, if the Federal Reserve notifies the Company by January 1, 2024, that the Company must comply with those requirements. On October 16, 2023, the Federal Reserve granted the Company full relief from both of these commitments. As a result, the Company will continue to be subject to the regulatory capital requirements applicable to Category III institutions.
In July 2023, the U.S. federal bank regulatory authorities proposed a rule implementing the Basel Committee’s finalization of the post-crisis regulatory capital reforms. The proposal provides for a July 1, 2025 effective date, subject to a three-year transition period. The proposal incl udes
the Fundamental Review of the Trading Book, which replaces the market risk rule, and introduces new standardized approaches for credit risk,

26	U.S. Bancorp

operational risk and credit valuation adjustment (CVA) risk, which would replace the current models-based approaches. The Company is currently evaluating the impact of the proposed rule and expects that any final rule would result in the Company being required to maintain increased levels of regulatory capital.
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the CECL methodology under the standardized approach, was 5.0 percent and 7.0 percent, respectively, at September 30, 2023, compared with 4.5 percent and 6.0 percent, respectively, at December 31, 2022. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology was 9.5 percent at September 30, 2023, compared with 8.1 percent at December 31, 2022. Refer to
“Non-GAAP
Financial Measures” beginning on page 32 for further information on these other capital ratios.
Total U.S. Bancorp shareholders’ equity was $53.1 billion at September 30, 2023, compared with $50.8 billion at December 31, 2022. The increase was primarily the result of corporate earnings and the issuance of shares of common stock, partially offset by dividends paid and changes in unrealized gains and losses on available-for-sale
investment securities included in other comprehensive income (loss). In the third quarter of 2023, the Company issued 24 million shares of common stock of the Company to an affiliate of MUFG for a purchase price of $936 million. The proceeds of the issuance were used to repay a portion of the Company’s $3.5 billion debt obligation to MUFG. See “MUFG Union Bank Acquisition” on page 5 for further information.
The Company announced on December 22, 2020 that its Board of Directors had approved an authorization to repurchase $3.0 billion of its common stock beginning January 1, 2021. The Company suspended all common stock repurchases at the beginning of the third quarter of 2021, except for those done exclusively in connection with its stock-based compensation programs, due to its acquisition of MUB. The Company will evaluate its share repurchases in connection with the potential capital requirements given the proposed regulatory capital rules and related landscape. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with regulatory requirements.
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company or any affiliated purchaser during the third quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
July	256,644	(a)	$35.15	6,644	$1,331
August	4,099		36.95	4,099	1,331
September	338		35.31	338	1,331
Total	261,081	(a)	$35.18	11,081	$1,331

(a)
Includes 250,000 shares of common stock purchased, at an average price per share of $35.05, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2022, for further discussion on capital management.
LINE OF BUSINESS FINANCIAL REVIEW
The Company’s major lines of business are Wealth, Corporate, Commercial and Institutional Banking, Consumer and Business Banking, Payment Services, and Treasury and Corporate Support. These operating segments are components of the Company about which financial information is prepared and is evaluated regularly by management in deciding how to allocate resources and assess performance.
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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2023, certain organization and methodology changes were made, including the Company combining its Wealth Management and Investment Services and Corporate and Commercial Banking lines of businesses to create the Wealth, Corporate, Commercial and Institutional Banking line of business during the third quarter. Prior period results were restated and presented on a comparable basis.

U.S. Bancorp	27

Wealth, Corporate, Commercial and Institutional Banking
Wealth, Corporate, Commercial and Institutional Banking provides core banking, specialized lending, transaction and payment processing, capital markets, asset management, and brokerage and investment related services to wealth, middle market, large corporate, government and institutional clients. Wealth, Corporate, Commercial and Institutional Banking contributed $838 million of the Company’s net income in the third quarter and $2.8 billion in the first nine months of 2023, or a decrease of $107 million (11.3 percent) and an increase of $437 million (18.7 percent), respectively, compared with the same periods of 2022.
Net revenue increased $158 million (6.7 percent) in the third quarter and $1.5 billion (23.6 percent) in the first nine months of 2023, compared with the same periods of 2022. Net interest income, on a taxable-equivalent basis, increased $33 million (2.3 percent) in the third quarter and $1.0 billion (28.5 percent) in the first nine months of 2023, compared with the same periods of 2022, primarily due to the impact of higher rates on the margin benefit from deposits and the acquisition of MUB. Noninterest income increased $125 million (13.8 percent) in the third quarter and $450 million (16.8 percent) in the first nine months of 2023, compared with the same periods of 2022, primarily due to higher trust and investment management fees driven by the acquisition of MUB and core business growth, and higher commercial products revenue mainly due to higher trading revenue.
Noninterest expense increased $244 million (24.1 percent) in the third quarter and $824 million (27.3 percent) in the first nine months of 2023, compared with the same periods of 2022, primarily due to higher compensation and employee benefits expense as a result of merit increases and core business growth, higher net shared services expense driven by investment in support of business growth and the impact of the MUB acquisition, including intangible amortization driven by the core deposit intangible, as well as higher FDIC insurance expense driven by an increase in the assessment base and rate along with the inclusion of MUB in the current year. The provision for credit losses increased $57 million (80.3 percent) in the third quarter and $84 million (46.7 percent) in the first nine months of 2023, compared with the same periods of 2022, primarily due to commercial real estate credit quality.
Consumer and Business Banking
 Consumer and Business Banking comprises consumer banking, small business banking and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, on-line
services, direct mail, ATM processing, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners. Consumer and Business Banking contributed $550 million of the Company’s net income in the third quarter and $1.8 billion in the first nine months of 2023, or increases of $116 million (26.7 percent) and $480 million (37.6 percent), respectively, compared with the same periods of 2022.
Net revenue increased $450 million (22.2 percent) in the third quarter and $1.7 billion (29.3 percent) in the first nine months of 2023, compared with the same periods of 2022. Net interest income, on a taxable-equivalent basis, increased $352 million (20.8 percent) in the third quarter and $1.7 billion (35.0 percent) in the first nine months of 2023, compared with the same periods of 2022, due to the favorable impact of higher rates on the margin benefit from deposits and the acquisition of MUB. Noninterest income increased $98 million (29.5 percent) in the third quarter and $79 million (6.7 percent) in the first nine months of 2023, compared with the same periods of 2022, primarily due to higher mortgage banking revenue driven by higher gain on sale margins and increases in MSRs valuations, net of hedging activities, along with the impact of the MUB acquisition.
Noninterest expense increased $329 million (23.4 percent) in the third quarter and $1.1 billion (25.8 percent) in the first nine months of 2023, compared with the same periods of 2022, primarily due to higher net shared services expense due to investments in digital capabilities and higher compensation and employee benefits expense, and impact of the MUB acquisition, including intangible amortization driven by the core deposit intangible. The provision for credit losses decreased $33 million (80.5 percent) in the third quarter of 2023, compared with the third quarter of 2022, due to recent strength in housing prices. The provision for credit losses increased $15 million in the first nine months of 2023, compared with the first nine months of 2022, due to normalizing credit conditions.
Payment Services
 Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services and merchant processing. Payment Services contributed $274 million of the Company’s net income in the third quarter and $968 million in the first nine months of 2023, or decreases of $60 million (18.0 percent) and $139 million (12.6 percent), respectively, compared with the same periods of 2022.
Net revenue increased $108 million (6.7 percent) in the third quarter and $304 million (6.4 percent) in the

28	U.S. Bancorp

first nine months of 2023, compared with the same periods of 2022. Net interest income, on a taxable-equivalent basis, increased $63 million (10.0 percent) in the third quarter and $121 million (6.5 percent) in the first nine months of 2023, compared with the same periods of 2022, primarily due to higher loan yields driven by higher interest rates and customer revolve rates, along with higher loan balances, partially offset by higher funding costs. Noninterest income increased $45 million (4.5 percent) in the third quarter and $183 million (6.4 percent) in the first nine months of 2023, compared with the same periods of 2022, driven by higher card revenue due to higher spend volume and favorable rates, along with increased merchant processing services revenue and corporate payment products revenue due to higher spend volume.
Noninterest expense increased $75 million (8.4 percent) in the third quarter and $194 million (7.5 percent) in the first nine months of 2023, compared with the same periods of 2022, reflecting higher net shared services expense driven by investment in infrastructure and technology development, in addition to higher compensation and employee benefits expense due to merit increases and core business growth. The provision for credit losses increased $114 million (40.0 percent) in the third quarter and $297 million (46.7 percent) in the first nine months of 2023, compared with the same periods of 2022, primarily due to normalizing credit conditions exhibited through increasing delinquency rates and lower consumer liquidity.
Treasury and Corporate Support
Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged
projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net losses of $139 million in the third quarter and $922 million in the first nine months of 2023, compared with net income of $99 million and $174 million in the same periods of 2022, respectively.
Net revenue decreased $10 million (3.0 percent) in the third quarter and $87 million (9.0 percent) in the first nine months of 2023, compared with the same periods of 2022. Net interest income, on a taxable-equivalent basis, decreased $37 million (38.5 percent) in the third quarter of 2023, compared with the third quarter of 2022, primarily due to higher funding costs, partially offset by higher yields on the investment securities portfolio and cash balances and the acquisition of MUB. Net interest income increased $41 million (16.5 percent) in the first nine months of 2023, compared with the first nine months of 2022, primarily due to the acquisition of MUB, partially offset by higher funding costs. Noninterest income increased $27 million (11.4 percent) in the third quarter of 2023, compared with the third quarter of 2022, primarily due to higher commercial products revenue. Noninterest income decreased $128 million (17.8 percent) in the first nine months of 2023, compared with the first nine months of 2022, primarily due to lower securities gains, along with the impact of balance sheet repositioning and capital management actions.
Noninterest expense increased $245 million (75.2 percent) in the third quarter and $688 million (66.7 percent) in the first nine months of 2023, compared with the same periods of 2022, primarily due to merger and integration charges and operating expenses related to the acquisition of MUB, higher compensation and employee benefits expense reflecting merit increases and hiring to support business growth, and higher marketing and business development expense as the Company continues to invest in its national brand and global reach, partially offset by lower net shared services expense. The provision for credit losses increased $15 million (42.9 percent) in the third quarter of 2023, compared with the third quarter of 2022, primarily due to credit impairment realized on certain loan portfolios. The provision for credit losses increased $582 million in the first nine months of 2023, compared with the first nine months of 2022, primarily due to balance sheet repositioning and capital management actions and increased economic uncertainty.
Income taxes are assessed to each line of business at a managerial tax rate of 25.0 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

U.S. Bancorp	29

Table 11	Line of Business Financial Performance

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Three Months Ended September 30 (Dollars in Millions)	2023	2022	Percent Change	2023	2022	Percent Change	2023	2022	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,472	$1,439	2.3%	$2,045	$1,693	20.8%	$692	$629	10.0%
Noninterest income	1,031	906	13.8	430	332	29.5	1,039	994	4.5
Total net revenue	2,503	2,345	6.7	2,475	2,025	22.2	1,731	1,623	6.7
Noninterest expense	1,258	1,014	24.1	1,734	1,405	23.4	967	892	8.4
Income (loss) before provision and income taxes	1,245	1,331	(6.5)	741	620	19.5	764	731	4.5
Provision for credit losses	128	71	80.3	8	41	(80.5)	399	285	40.0
Income (loss) before income taxes	1,117	1,260	(11.3)	733	579	26.6	365	446	(18.2)
Income taxes and taxable-equivalent adjustment	279	315	(11.4)	183	145	26.2	91	112	(18.8)
Net income (loss)	838	945	(11.3)	550	434	26.7	274	334	(18.0)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$838	$945	(11.3)	$550	$434	26.7	$274	$334	(18.0)
Average Balance Sheet
Loans	$175,579	$154,473	13.7	$157,357	$142,640	10.3	$38,954	$35,819	8.8
Goodwill	4,638	3,612	28.4	4,515	3,241	39.3	3,333	3,292	1.2
Other intangible assets	921	314	*	5,154	3,726	38.3	339	405	(16.3)
Assets	203,784	174,077	17.1	174,788	158,057	10.6	44,774	42,053	6.5
Noninterest-bearing deposits	66,083	77,471	(14.7)	25,590	30,829	(17.0)	2,796	3,312	(15.6)
Interest-bearing deposits	206,622	178,080	16.0	196,374	161,778	21.4	101	171	(40.9)
Total deposits	272,705	255,551	6.7	221,964	192,607	15.2	2,897	3,483	(16.8)
Total U.S. Bancorp shareholders’ equity	22,831	18,334	24.5	15,763	12,431	26.8	9,442	8,255	14.4

	Treasury and Corporate Support			Consolidated Company
Three Months Ended September 30 (Dollars in Millions)	2023	2022	Percent Change	2023	2022	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$59	$96	(38.5)%	$4,268	$3,857	10.7%
Noninterest income	264	237	11.4	2,764	2,469	11.9
Total net revenue	323	333	(3.0)	7,032	6,326	11.2
Noninterest expense	571	326	75.2	4,530	3,637	24.6
Income (loss) before provision and income taxes	(248)	7	*	2,502	2,689	(7.0)
Provision for credit losses	(20)	(35)	42.9	515	362	42.3
Income (loss) before income taxes	(228)	42	*	1,987	2,327	(14.6)
Income taxes and taxable-equivalent adjustment	(90)	(61)	(47.5)	463	511	(9.4)
Net income (loss)	(138)	103	*	1,524	1,816	(16.1)
Net (income) loss attributable to noncontrolling interests	(1)	(4)	75.0	(1)	(4)	75.0
Net income (loss) attributable to U.S. Bancorp	$(139)	$99	*	$1,523	$1,812	(15.9)
Average Balance Sheet
Loans	$4,987	$3,846	29.7	$376,877	$336,778	11.9
Goodwill	—	—	—	12,486	10,145	23.1
Other intangible assets	11	—	*	6,425	4,445	44.5
Assets	240,653	214,577	12.2	663,999	588,764	12.8
Noninterest-bearing deposits	3,055	2,432	25.6	97,524	114,044	(14.5)
Interest-bearing deposits	11,670	2,696	*	414,767	342,725	21.0
Total deposits	14,725	5,128	*	512,291	456,769	12.2
Total U.S. Bancorp shareholders’ equity	5,781	10,800	(46.5)	53,817	49,820	8.0

*	Not meaningful

30	U.S. Bancorp

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Nine Months Ended September 30 (Dollars in Millions)	2023	2022	Percent Change	2023	2022	Percent Change	2023	2022	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$4,691	$3,650	28.5%	$6,413	$4,752	35.0%	$1,991	$1,870	6.5%
Noninterest income	3,122	2,672	16.8	1,256	1,177	6.7	3,027	2,844	6.4
Total net revenue	7,813	6,322	23.6	7,669	5,929	29.3	5,018	4,714	6.4
Noninterest expense	3,844	3,020	27.3	5,295	4,210	25.8	2,795	2,601	7.5
Income (loss) before provision and income taxes	3,969	3,302	20.2	2,374	1,719	38.1	2,223	2,113	5.2
Provision for credit losses	264	180	46.7	30	15	*	933	636	46.7
Income (loss) before income taxes	3,705	3,122	18.7	2,344	1,704	37.6	1,290	1,477	(12.7)
Income taxes and taxable-equivalent adjustment	927	781	18.7	586	426	37.6	322	370	(13.0)
Net income (loss)	2,778	2,341	18.7	1,758	1,278	37.6	968	1,107	(12.6)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$2,778	$2,341	18.7	$1,758	$1,278	37.6	$968	$1,107	(12.6)
Average Balance Sheet
Loans	$177,081	$145,594	21.6	$163,905	$141,276	16.0	$37,942	$33,820	12.2
Goodwill	4,634	3,638	27.4	4,512	3,248	38.9	3,328	3,312	.5
Other intangible assets	972	295	*	5,378	3,515	53.0	361	435	(17.0)
Assets	203,358	163,392	24.5	181,595	156,904	15.7	43,928	40,536	8.4
Noninterest-bearing deposits	74,003	84,200	(12.1)	33,638	30,722	9.5	3,052	3,459	(11.8)
Interest-bearing deposits	198,702	169,892	17.0	185,476	162,528	14.1	104	166	(37.3)
Total deposits	272,705	254,092	7.3	219,114	193,250	13.4	3,156	3,625	(12.9)
Total U.S. Bancorp shareholders’ equity	22,246	17,758	25.3	16,236	12,324	31.7	9,181	8,129	12.9

	Treasury and Corporate Support			Consolidated Company
Nine Months Ended September 30 (Dollars in Millions)	2023	2022	Percent Change	2023	2022	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$290	$249	16.5%	$13,385	$10,521	27.2%
Noninterest income	592	720	(17.8)	7,997	7,413	7.9
Total net revenue	882	969	(9.0)	21,382	17,934	19.2
Noninterest expense	1,720	1,032	66.7	13,654	10,863	25.7
Income (loss) before provision and income taxes	(838)	(63)	*	7,728	7,071	9.3
Provision for credit losses	536	(46)	*	1,763	785	*
Income (loss) before income taxes	(1,374)	(17)	*	5,965	6,286	(5.1)
Income taxes and taxable-equivalent adjustment	(467)	(199)	*	1,368	1,378	(.7)
Net income (loss)	(907)	182	*	4,597	4,908	(6.3)
Net (income) loss attributable to noncontrolling interests	(15)	(8)	(87.5)	(15)	(8)	(87.5)
Net income (loss) attributable to U.S. Bancorp	$(922)	$174	*	$4,582	$4,900	(6.5)
Average Balance Sheet
Loans	$5,184	$4,041	28.3	$384,112	$324,731	18.3
Goodwill	—	—	—	12,474	10,198	22.3
Other intangible assets	19	—	*	6,730	4,245	58.5
Assets	238,600	221,235	7.8	667,481	582,067	14.7
Noninterest-bearing deposits	2,863	2,512	14.0	113,556	120,893	(6.1)
Interest-bearing deposits	8,795	2,350	*	393,077	334,936	17.4
Total deposits	11,658	4,862	*	506,633	455,829	11.1
Total U.S. Bancorp shareholders’ equity	5,777	12,593	(54.1)	53,440	50,804	5.2

*	Not meaningful

U.S. Bancorp	31

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
The Company also discloses the net charge-off ratio excluding notable items related to the acquisition of MUB, and other balance sheet repositioning and capital management actions taken by the Company. Management believes this measure enhances comparability with prior periods.
There may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider the consolidated financial statements and other financial information contained in this report in their entirety, and not to rely on any single financial measure.

The following table shows the Company’s calculation of these non-GAAP
financial measures:

(Dollars in Millions)	September 30, 2023	December 31, 2022
Total equity	$53,578	$51,232
Preferred stock	(6,808)	(6,808)
Noncontrolling interests	(465)	(466)
Goodwill (net of deferred tax liability) (1)	(11,470)	(11,395)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(2,370)	(2,792)
Tangible common equity (a)	32,465	29,771
Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation	44,655	41,560
Adjustments (2)	(867)	(1,299)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology (b)	43,788	40,261
Total assets	668,039	674,805
Goodwill (net of deferred tax liability) (1)	(11,470)	(11,395)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(2,370)	(2,792)
Tangible assets (c)	654,199	660,618
Risk-weighted assets, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation (d)	462,250	496,500
Adjustments (3)	(736)	(620)
Risk-weighted assets, reflecting the full implementation of the CECL methodology (e)	461,514	495,880

Ratios
Tangible common equity to tangible assets (a)/(c)	5.0%	4.5%
Tangible common equity to risk-weighted assets (a)/(d)	7.0	6.0
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology (b)/(e)	9.5	8.1

32	U.S. Bancorp

(Dollars in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net interest income	$4,236	$3,827	$13,285	$10,435
Taxable-equivalent adjustment (4)	32	30	100	86
Net interest income, on a taxable-equivalent basis	4,268	3,857	13,385	10,521

Net interest income, on a taxable-equivalent basis (as calculated above)	4,268	3,857	13,385	10,521
Noninterest income	2,764	2,469	7,997	7,413
Less: Securities gains (losses), net	—	1	(29)	38
Total net revenue, excluding net securities gains (losses) (f)	7,032	6,325	21,411	17,896

Noninterest expense (g)	4,530	3,637	13,654	10,863

Efficiency ratio (g)/(f)	64.4%	57.5%	63.8%	60.7%

Net charge-offs			$1,442
Less: Notable items (5)			400
Net charge-offs, excluding notable items			1,042
Annualized net charge-offs, excluding notable items (h)			1,393

Average loan balances (i)			384,112

Net charge-off ratio, excluding notable items (h)/(i)			.36%

(1)	Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(2)	Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(3)	Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.
(4)	Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(5)
Notable items for the nine months ended September 30, 2023 included $309 million of net charge-offs related to balance sheet repositioning and capital management actions and $91 million of net charge-offs related to the uncollectible amount of acquired MUB loans, which were considered purchased credit deteriorated as of the date of acquisition.

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

U.S. Bancorp	33

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	September 30, 2023	December 31, 2022
	(Unaudited)

Assets
Cash and due from banks	$64,354	$53,542
Investment securities
Held-to-maturity (fair value $70,359 and $77,874, respectively)	85,342	88,740
Available-for-sale ($292 and $858 pledged as collateral, respectively) (a)	67,207	72,910
Loans held for sale (including $2,263 and $1,849 of mortgage loans carried at fair value, respectively)	2,336	2,200
Loans
Commercial	133,319	135,690
Commercial real estate	54,131	55,487
Residential mortgages	115,055	115,845
Credit card	27,080	26,295
Other retail	45,649	54,896
Total loans	375,234	388,213
Less allowance for loan losses	(7,218)	(6,936)
Net loans	368,016	381,277
Premises and equipment	3,616	3,858
Goodwill	12,472	12,373
Other intangible assets	6,435	7,155
Other assets (including $2,585 and $702 of trading securities at fair value pledged as collateral, respectively) (a)	58,261	52,750
Total assets	$668,039	$674,805

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$98,006	$137,743
Interest-bearing (including $444 of time deposits carried at fair value at September 30, 2023)	420,352	387,233
Total deposits	518,358	524,976
Short-term borrowings	21,900	31,216
Long-term debt	43,074	39,829
Other liabilities	31,129	27,552
Total liabilities	614,461	623,573
Shareholders’ equity
Preferred stock	6,808	6,808
Common stock, par value $0.01 a share—authorized: 4,000,000,000 shares; issued: 9/30/23 and 12/31/22—2,125,725,742 shares	21	21
Capital surplus	8,684	8,712
Retained earnings	74,023	71,901
Less cost of common stock in treasury: 9/30/23—568,744,300 shares; 12/31/22—594,747,484 shares	(24,168)	(25,269)
Accumulated other comprehensive income (loss)	(12,255)	(11,407)
Total U.S. Bancorp shareholders’ equity	53,113	50,766
Noncontrolling interests	465	466
Total equity	53,578	51,232
Total liabilities and equity	$668,039	$674,805

(a)	Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Interest Income
Loans	$5,700	$3,603	$16,582	$9,071
Loans held for sale	42	49	111	163
Investment securities	1,152	867	3,303	2,390
Other interest income	860	209	2,248	347
Total interest income	7,754	4,728	22,244	11,971
Interest Expense
Deposits	2,580	534	6,024	791
Short-term borrowings	450	169	1,639	247
Long-term debt	488	198	1,296	498
Total interest expense	3,518	901	8,959	1,536
Net interest income	4,236	3,827	13,285	10,435
Provision for credit losses	515	362	1,763	785
Net interest income after provision for credit losses	3,721	3,465	11,522	9,650
Noninterest Income
Card revenue	412	391	1,194	1,128
Corporate payment products revenue	198	190	577	520
Merchant processing services	427	406	1,250	1,194
Trust and investment management fees	627	572	1,838	1,638
Service charges	334	317	982	984
Commercial products revenue	354	285	1,046	841
Mortgage banking revenue	144	81	403	423
Investment products fees	70	56	206	177
Securities gains (losses), net	—	1	(29)	38
Other	198	170	530	470
Total noninterest income	2,764	2,469	7,997	7,413
Noninterest Expense
Compensation and employee benefits	2,615	2,260	7,907	6,755
Net occupancy and equipment	313	272	950	806
Professional services	127	131	402	356
Marketing and business development	176	126	420	312
Technology and communications	511	427	1,536	1,267
Other intangibles	161	43	480	130
Merger and integration charges	284	42	838	239
Other	343	336	1,121	998
Total noninterest expense	4,530	3,637	13,654	10,863
Income before income taxes	1,955	2,297	5,865	6,200
Applicable income taxes	431	481	1,268	1,292
Net income	1,524	1,816	4,597	4,908
Net (income) loss attributable to noncontrolling interests	(1)	(4)	(15)	(8)
Net income attributable to U.S. Bancorp	$1,523	$1,812	$4,582	$4,900
Net income applicable to U.S. Bancorp common shareholders	$1,412	$1,718	$4,285	$4,648
Earnings per common share	$.91	$1.16	$2.79	$3.13
Diluted earnings per common share	$.91	$1.16	$2.79	$3.13
Average common shares outstanding	1,548	1,486	1,538	1,485
Average diluted common shares outstanding	1,549	1,486	1,538	1,486
See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net income	$1,524	$1,816	$4,597	$4,908
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	(1,881)	(2,810)	(1,036)	(14,325)
Changes in unrealized gains (losses) on derivative hedges	(349)	(232)	(610)	(134)
Foreign currency translation	3	(8)	21	(11)
Changes in unrealized gains (losses) on retirement plans	(1)	—	—	—
Reclassification to earnings of realized (gains) losses	170	186	475	337
Income taxes related to other comprehensive income (loss)	521	725	302	3,576
Total other comprehensive income (loss)	(1,537)	(2,139)	(848)	(10,557)
Comprehensive income (loss)	(13)	(323)	3,749	(5,649)
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(4)	(15)	(8)

Comprehensive income (loss) attributable to U.S. Bancorp	$(14)	$(327)	$3,734	$(5,657)
See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2022	1,486	$6,808	$21	$8,555	$70,772	$(27,190)	$(10,361)	$48,605	$464	$49,069
Net income (loss)					1,812			1,812	4	1,816
Other comprehensive income (loss)							(2,139)	(2,139)		(2,139)
Preferred stock dividends (a)					(85)			(85)		(85)
Common stock dividends ($.48 per share)					(717)			(717)		(717)
Issuance of common and treasury stock				(1)		2		1		1
Distributions to noncontrolling interests								—	(4)	(4)
Net other changes in noncontrolling interests								—	1	1
Stock option and restricted stock grants				36				36		36

Balance September 30, 2022	1,486	$6,808	$21	$8,590	$71,782	$(27,188)	$(12,500)	$47,513	$465	$47,978
Balance June 30, 2023	1,533	$6,808	$21	$8,742	$73,355	$(25,189)	$(10,718)	$53,019	$465	$53,484
Net income (loss)					1,523			1,523	1	1,524
Other comprehensive income (loss)							(1,537)	(1,537)		(1,537)
Preferred stock dividends (b)					(102)			(102)		(102)
Common stock dividends ($.48 per share)					(753)			(753)		(753)
Issuance of common and treasury stock	24			(99)		1,022		923		923
Purchase of treasury stock						(1)		(1)		(1)
Distributions to noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				41				41		41

Balance September 30, 2023	1,557	$6,808	$21	$8,684	$74,023	$(24,168)	$(12,255)	$53,113	$465	$53,578
Balance December 31, 2021	1,484	$6,371	$21	$8,539	$69,201	$(27,271)	$(1,943)	$54,918	$469	$55,387
Net income (loss)					4,900			4,900	8	4,908
Other comprehensive income (loss)							(10,557)	(10,557)		(10,557)
Preferred stock dividends (c)					(228)			(228)		(228)
Common stock dividends ($1.40 per share)					(2,091)			(2,091)		(2,091)
Issuance of preferred stock		437						437		437
Issuance of common and treasury stock	3			(120)		138		18		18
Purchase of treasury stock	(1)					(55)		(55)		(55)
Distributions to noncontrolling interests								—	(8)	(8)
Net other changes in noncontrolling interests								—	(4)	(4)
Stock option and restricted stock grants				171				171		171

Balance September 30, 2022	1,486	$6,808	$21	$8,590	$71,782	$(27,188)	$(12,500)	$47,513	$465	$47,978

Balance December 31, 2022	1,531	$6,808	$21	$8,712	$71,901	$(25,269)	$(11,407)	$50,766	$466	$51,232
Change in accounting principle (d)					46			46		46
Net income (loss)					4,582			4,582	15	4,597
Other comprehensive income (loss)							(848)	(848)		(848)
Preferred stock dividends (e)					(273)			(273)		(273)
Common stock dividends ($1.44 per share)					(2,233)			(2,233)		(2,233)
Issuance of common and treasury stock	27			(215)		1,146		931		931
Purchase of treasury stock	(1)					(45)		(45)		(45)
Distributions to noncontrolling interests								—	(15)	(15)
Net other changes in noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				187				187		187

Balance September 30, 2023	1,557	$6,808	$21	$8,684	$74,023	$(24,168)	$(12,255)	$53,113	$465	$53,578

(a)
Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O
Non-Cumulative
Perpetual Preferred Stock of $902.622, $223.611, $662.50, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.

(b)
Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O
Non-Cumulative
Perpetual Preferred Stock of $1,684.00, $394.167, $662.50, $343.75, $234.375, $250.00, $231.25, and $281.25 respectively.

(c)
Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O
Non-Cumulative
Perpetual Preferred Stock of $2,662.344, $663.542, $1,325.00, $1,031.25, $703.125, $750.00, $693.75 and $768.75, respectively.

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

(e)
Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O
Non-Cumulative
Perpetual Preferred Stock of $4,733.948, $1,103.862, $1,325.00, $1,031.25, $703.125, $750.00, $693.75 and $843.75, respectively.

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30
	2023	2022
Operating Activities
Net income attributable to U.S. Bancorp	$4,582	$4,900
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,763	785
Depreciation and amortization of premises and equipment	288	255
Amortization of intangibles	480	130
(Gain) loss on sale of loans held for sale	26	136
(Gain) loss on sale of securities and other assets	9	(173)
Loans originated for sale, net of repayments	(21,637)	(26,357)
Proceeds from sales of loans held for sale	21,164	28,701
Other, net	1,356	5,854
Net cash provided by operating activities	8,031	14,231
Investing Activities
Proceeds from sales of available-for-sale investment securities	8,135	15,392
Proceeds from maturities of held-to-maturity investment securities	4,742	4,148
Proceeds from maturities of available-for-sale investment securities	4,828	12,407
Purchases of held-to-maturity investment securities	(924)	(6,941)
Purchases of available-for-sale investment securities	(4,857)	(19,377)
Net decrease ( increase ) in loans outstanding	2,946	(30,380)
Proceeds from sales of loans	5,622	3,050
Purchases of loans	(900)	(1,932)
Net increase in securities purchased under agreements to resell	(1,731)	(37)
Other, net	(736)	(3,407)
Net cash provided by (used in) investing activities	17,125	(27,077)
Financing Activities
Net (decrease) increase in deposits	(6,245)	15,065
Net (decrease) increase in short-term borrowings	(9,887)	13,270
Proceeds from issuance of long-term debt	7,254	5,631
Principal payments or redemption of long-term debt	(3,906)	(5,398)
Proceeds from issuance of preferred stock	—	437
Proceeds from issuance of common stock	942	16
Repurchase of preferred stock	—	(1,100)
Repurchase of common stock	(45)	(55)
Cash dividends paid on preferred stock	(238)	(213)
Cash dividends paid on common stock	(2,219)	(2,060)
Net cash (used in) provided by financing activities	(14,344)	25,593
Change in cash and due from banks	10,812	12,747
Cash and due from banks at beginning of period	53,542	28,905
Cash and due from banks at end of period	$64,354	$41,652
See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation
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
MUFG Union Bank Acquisition
On December 1, 2022, the Company acquired MUB’s core regional banking franchise from MUFG. Pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of common stock of MUB for a purchase price consisting of $5.5 billion in cash and approximately 44 million shares of common stock of the Company. Under the terms of the Share Purchase Agreement, the purchase price was based on MUB having a tangible book value of $6.25 billion at the closing of the acquisition. At the closing of the acquisition, MUB had $3.5 billion of tangible book value over the $6.25 billion target, consisting of additional cash. The additional cash received is required to be repaid to MUFG on or prior to the fifth anniversary date of the completion of the purchase, in accordance with the terms of the Share Purchase Agreement. As such, it is recognized as debt at the parent company. On August 3, 2023, the Company repaid $936 million of its debt obligation from the proceeds of the issuance of 24 million shares of common stock of the Company to an affiliate of MUFG. The acquisition has been accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed from MUB were recorded at fair value as of the acquisition date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the assets and liabilities from MUB are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to adjustment include certain other assets.
In connection with the transaction, the Company recorded within noninterest expense nonrecurring merger and integration charges of $284 million in the third quarter and $838 million in the first nine months of 2023, compared with $42 million and $239 million in same periods of 2022, respectively. These expenses were primarily comprised of personnel, legal, advisory and technology related costs.
The following table includes the fair value of consideration transferred and the preliminary fair value of the identifiable tangible and intangible assets and liabilities from MUB:

December 1, 2022 (Dollars in Millions)
Acquisition consideration
Cash	$5,500
Market value of shares of common stock	2,014

Total consideration transferred at acquisition close date	7,514
Discounted liability to MUFG (a)	2,944

Total	$10,458

Fair Value of MUB assets and liabilities
Assets
Cash and due from banks	$17,754
Investment securities	22,725
Loans held for sale	2,220
Loans	53,395
Less allowance for loan losses	(463)

Net loans	52,932
Premises and equipment	646
Other intangible assets (excluding goodwill)	2,808
Other assets	4,764

Total assets	$103,849

Liabilities
Deposits	$86,110
Short-term borrowings	4,777
Long-term debt	2,584
Other liabilities	2,246

Total liabilities	95,717

Less: Net assets	$8,132

Goodwill	$2,326

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
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity
and
available-for-sale
investment securities were as follows:

	September 30, 2023				December 31, 2022
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity
U.S. Treasury and agencies	$1,345	$—	$(62)	$1,283	$1,344	$—	$(51)	$1,293
Mortgage-backed securities
Residential agency	82,297	—	(14,851)	67,446	85,693	2	(10,810)	74,885
Commercial agency	1,700	—	(70)	1,630	1,703	1	(8)	1,696
Total held-to-maturity	$85,342	$—	$(14,983)	$70,359	$88,740	$3	$(10,869)	$77,874
Available-for-sale
U.S. Treasury and agencies	$21,286	$—	$(2,579)	$18,707	$24,801	$1	$(2,769)	$22,033
Mortgage-backed securities
Residential agency	28,891	2	(3,279)	25,614	32,060	8	(2,797)	29,271
Commercial
Agency	8,711	—	(1,769)	6,942	8,736	—	(1,591)	7,145
Non-agency	7	—	(1)	6	7	—	—	7
Asset-backed securities	6,923	8	(63)	6,868	4,356	5	(38)	4,323
Obligations of state and political subdivisions	11,028	10	(1,972)	9,066	11,484	12	(1,371)	10,125
Other	4	—	—	4	6	—	—	6
Total available-for-sale, excluding portfolio level basis adjustments	76,850	20	(9,663)	67,207	81,450	26	(8,566)	72,910
Portfolio level basis adjustments (a)	(95)	—	95	—	—	—	—	—
Total available-for-sale	$76,755	$20	$(9,568)	$67,207	$81,450	$26	$(8,566)	$72,910

(a)
Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale
investment securities, which are not allocated to individual securities in the portfolio. For additional information, refer to Note 13.

Investment securities with a fair value of $19.4 billion at September 30, 2023, and $15.3 billion at December 31, 2022, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $292 million at September 30, 2023, and $858 million at December 31, 2022.

U.S. Bancorp	41

The
following table provides information about the amount of interest income from taxable and non-taxable
investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2023	2022	2023	2022
Taxable	$1,074	$793	$3,067	$2,171
Non-taxable	78	74	236	219
Total interest income from investment securities	$1,152	$867	$3,303	$2,390
The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale
investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2023	2022	2023	2022
Realized gains	$—	$1	$65	$78
Realized losses	—	—	(94)	(40)
Net realized gains (losses)	$—	$1	$(29)	$38
Income tax on net realized gains (losses)	$—	$—	$(7)	$9
The Company conducts a regular assessment of its
available-for-sale
investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale
investment securities was immaterial at September 30, 2023 and December 31, 2022.
At September 30, 2023, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses excluding portfolio level basis adjustments and fair value of the Company’s available-for-sale
investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2023:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$672	$(8)	$16,568	$(2,571)	$17,240	$(2,579)
Mortgage-backed securities
Residential agency	3,085	(56)	22,385	(3,223)	25,470	(3,279)
Commercial
Agency	—	—	6,942	(1,769)	6,942	(1,769)
Non-agency	6	(1)	—	—	6	(1)
Asset-backed securities	5,929	(63)	—	—	5,929	(63)
Obligations of state and political subdivisions	1,813	(129)	7,001	(1,843)	8,814	(1,972)
Other	—	—	4	—	4	—
Total investment securities	$11,505	$(257)	$52,900	$(9,406)	$64,405	$(9,663)

42	U.S. Bancorp

These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale
investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2023, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the nine months ended September 30, 2023 and 2022, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
All of the Company’s
held-to-maturity
investment securities are U.S. Treasury and agencies securities and highly rated agency mortgage-backed securities that are guaranteed or otherwise supported by the United States government and have no history of credit losses. Accordingly, the Company does not expect to incur any credit losses on held-to-maturity
investment securities and has no allowance for credit losses recorded for these securities.

U.S. Bancorp	43

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at September 30, 2023:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
Held-to-maturity
U.S. Treasury and Agencies
Maturing in one year or less	$50	$49	.6	2.67%
Maturing after one year through five years	1,295	1,234	2.6	2.85
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$1,345	$1,283	2.5	2.85%
Mortgage-Backed Securities (a)
Maturing in one year or less	$20	$19	.7	4.67%
Maturing after one year through five years	1,347	1,318	2.6	4.59
Maturing after five years through ten years	57,099	47,115	9.3	2.17
Maturing after ten years	25,531	20,624	10.3	2.12
Total	$83,997	$69,076	9.5	2.19%
Total held-to-maturity (b)	$85,342	$70,359	9.4	2.20%
Available-for-sale
U.S. Treasury and Agencies
Maturing in one year or less	$9	$9	.2	5.24%
Maturing after one year through five years	6,376	6,049	3.4	3.16
Maturing after five years through ten years	13,089	11,361	6.7	2.55
Maturing after ten years	1,812	1,288	11.0	2.02
Total	$21,286	$18,707	6.1	2.69%
Mortgage-Backed Securities (a)
Maturing in one year or less	$135	$131	.8	2.52%
Maturing after one year through five years	8,571	7,846	3.1	2.45
Maturing after five years through ten years	27,049	23,053	7.6	3.24
Maturing after ten years	1,854	1,532	10.9	3.49
Total	$37,609	$32,562	6.7	3.07%
Asset-Backed Securities (a)
Maturing in one year or less	$1,714	$1,683	.2	4.25%
Maturing after one year through five years	4,731	4,706	1.7	5.35
Maturing after five years through ten years	478	479	5.5	7.07
Maturing after ten years	—	—	—	—
Total	$6,923	$6,868	1.6	5.20%
Obligations of State and Political
Subdivisions (c) (d)
Maturing in one year or less	$36	$36	.6	7.96%
Maturing after one year through five years	381	378	3.3	5.74
Maturing after five years through ten years	507	472	7.8	4.43
Maturing after ten years	10,104	8,180	15.8	3.65
Total	$11,028	$9,066	14.9	3.77%
Other
Maturing in one year or less	$—	$—	—	—%
Maturing after one year through five years	4	4	1.7	1.89
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$4	$4	1.7	1.89%
Total available-for-sale (b) (f)	$76,850	$67,207	7.3	3.26%

(a)	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
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
available-for-sale
to
held-to-maturity.

(f)	Amortized cost excludes portfolio level basis adjustments of $(95) million.

44	U.S. Bancorp

Note 5	Loans and Allowance for Credit Losses
The composition of the loan portfolio, by class and underlying specific portfolio type, was as follows:

	September 30, 2023		December 31, 2022
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$129,040	34.4%	$131,128	33.8%
Lease financing	4,279	1.1	4,562	1.2
Total commercial	133,319	35.5	135,690	35.0
Commercial Real Estate
Commercial mortgages	42,473	11.3	43,765	11.3
Construction and development	11,658	3.1	11,722	3.0
Total commercial real estate	54,131	14.4	55,487	14.3
Residential Mortgages
Residential mortgages	107,875	28.8	107,858	27.8
Home equity loans, first liens	7,180	1.9	7,987	2.0
Total residential mortgages	115,055	30.7	115,845	29.8
Credit Card	27,080	7.2	26,295	6.8
Other Retail
Retail leasing	4,271	1.2	5,519	1.4
Home equity and second mortgages	12,879	3.4	12,863	3.3
Revolving credit	3,766	1.0	3,983	1.0
Installment	14,145	3.8	14,592	3.8
Automobile	10,588	2.8	17,939	4.6
Total other retail	45,649	12.2	54,896	14.1
Total loans	$375,234	100.0%	$388,213	100.0%
The Company had loans of $122.6 billion at September 30, 2023, and $134.6 billion at December 31, 2022, pledged at the Federal Home Loan Bank, and loans of $83.5 billion at September 30, 2023, and $85.8 billion at December 31, 2022, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. Net unearned interest and deferred fees and costs on originated loans and unamortized premiums and discounts on purchased loans amounted to $2.7 billion at September 30, 2023 and $3.1 billion at December 31, 2022. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased
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
The Company’s methodology for determining the appropriate allowance for credit losses also considers the imprecision inherent in the methodologies used and allocated to the various loan portfolios. As a result, amounts determined under the methodologies described above are adjusted by management to consider the potential impact of other qualitative factors not captured in the quantitative model adjustments which include, but are not limited to
,
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

46	U.S. Bancorp

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2023
Balance at beginning of period	$2,209	$1,473	$899	$2,185	$929	$7,695
Add
Provision for credit losses	(14)	266	(49)	285	27	515
Deduct
Loans charged-off	110	51	1	259	87	508
Less recoveries of loans charged-off	(18)	(2)	(4)	(39)	(25)	(88)
Net loan charge-offs (recoveries)	92	49	(3)	220	62	420
Balance at end of period	$2,103	$1,690	$853	$2,250	$894	$7,790
2022
Balance at beginning of period	$1,896	$973	$658	$1,746	$982	$6,255
Add
Provision for credit losses	97	(7)	38	222	12	362
Deduct
Loans charged-off	56	—	2	161	56	275
Less recoveries of loans charged-off	(29)	(6)	(7)	(42)	(29)	(113)
Net loan charge-offs (recoveries)	27	(6)	(5)	119	27	162
Balance at end of period	$1,966	$972	$701	$1,849	$967	$6,455

Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2023
Balance at beginning of period	$2,163	$1,325	$926	$2,020	$970	$7,404
Add
Change in accounting principle (a)	—	—	(31)	(27)	(4)	(62)
Allowance for acquired credit losses (b)	—	127	—	—	—	127
Provision for credit losses	169	430	68	851	245	1,763
Deduct
Loans charged-off	283	205	126	716	402	1,732
Less recoveries of loans charged-off	(54)	(13)	(16)	(122)	(85)	(290)
Net loan charge-offs (recoveries)	229	192	110	594	317	1,442
Balance at end of period	$2,103	$1,690	$853	$2,250	$894	$7,790
2022
Balance at beginning of period	$1,849	$1,123	$565	$1,673	$945	$6,155
Add
Provision for credit losses	206	(156)	116	525	94	785
Deduct
Loans charged-off	164	10	9	481	167	831
Less recoveries of loans charged-off	(75)	(15)	(29)	(132)	(95)	(346)
Net loan charge-offs (recoveries)	89	(5)	(20)	349	72	485
Balance at end of period	$1,966	$972	$701	$1,849	$967	$6,455

(a)	Effective January 1, 2023, the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings.
(b)	Represents allowance for credit deteriorated and charged-off loans acquired from MUB.
The increase in the allowance for credit losses at September 30, 2023, compared with December 31, 2022, was primarily driven by increasing economic uncertainty, normalizing credit conditions and select commercial real estate loan deterioration.

U.S. Bancorp	47

The following table provides a summary of loans
charged-off
by portfolio class and year of origination:

(Dollars in Millions)	Commercial	Commercial Real Estate (a)	Residential Mortgages (b)	Credit Card	Other Retail (c)	Total Loans
Three Months Ended September 30, 2023
Originated in 2023	$22	$20	$—	$—	$5	$47
Originated in 2022	11	—	—	—	17	28
Originated in 2021	17	27	—	—	13	57
Originated in 2020	4	—	—	—	6	10
Originated in 2019	4	—	—	—	6	10
Originated prior to 2019	10	4	1	—	13	28
Revolving	42	—	—	259	27	328
Total charge-offs	$110	$51	$1	$259	$87	$508

Nine Months Ended September 30, 2023
Originated in 2023	$29	$20	$—	$—	$51	$100
Originated in 2022	51	88	—	—	116	255
Originated in 2021	25	44	5	—	70	144
Originated in 2020	14	—	8	—	31	53
Originated in 2019	11	3	16	—	26	56
Originated prior to 2019	38	50	97	—	26	211
Revolving	115	—	—	716	54	885
Revolving converted to term	—	—	—	—	28	28
Total charge-offs	$283	$205	$126	$716	$402	$1,732
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
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming (b)	Total
September 30, 2023
Commercial	$132,678	$315	$70	$256	$133,319
Commercial real estate	53,369	40	1	721	54,131
Residential mortgages (a)	114,641	131	122	161	115,055
Credit card	26,399	365	316	—	27,080
Other retail	45,206	254	60	129	45,649
Total loans	$372,293	$1,105	$569	$1,267	$375,234
December 31, 2022
Commercial	$135,077	$350	$94	$169	$135,690
Commercial real estate	55,057	87	5	338	55,487
Residential mortgages (a)	115,224	201	95	325	115,845
Credit card	25,780	283	231	1	26,295
Other retail	54,382	309	66	139	54,896
Total loans	$385,520	$1,230	$491	$972	$388,213

(a)
At September 30, 2023, $558 million of loans 30–89 days past due and $2.0 billion of loans 90 days or more past due purchased and that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $647 million and $2.2 billion at December 31, 2022, respectively.

(b)
Substantially all nonperforming loans at September 30, 2023 and December 31, 2022, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $5 million and $4 million for the three months ended September 30, 2023 and 2022, respectively, and $12 million for the nine months ended September 30, 2023 and 2022.

At September 30, 2023, the amount of foreclosed residential real estate held by the Company, and included in other real estate owned (“OREO”), was $25 million, compared with $23 million at December 31, 2022. These amounts excluded $52 million and $54 million at September 30, 2023 and December 31, 2022, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at September 30, 2023 and December 31, 2022, was $784 million and $1.1 billion, respectively, of which $538 million and $830 million, respectively, related to loans purchased and that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

U.S. Bancorp	49

The following table provides a summary of the Company’s internal credit quality rating of loans by portfolio class and year of origination:

	September 30, 2023					December 31, 2022
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified (a)	Total Criticized	Total	Pass	Special Mention	Classified (a)	Total Criticized	Total
Commercial
Originated in 2023	$ 35,634	$ 725	$ 710	$ 1,435	$ 37,069	$ —	$ —	$ —	$ —	$ —
Originated in 2022	45,120	502	293	795	45,915	61,229	245	315	560	61,789
Originated in 2021	10,681	82	176	258	10,939	26,411	159	78	237	26,648
Originated in 2020	3,476	47	157	204	3,680	7,049	68	138	206	7,255
Originated in 2019	1,653	5	113	118	1,771	3,962	51	210	261	4,223
Originated prior to 2019	4,293	42	110	152	4,445	8,986	64	129	193	9,179
Revolving (b)	28,020	346	1,134	1,480	29,500	25,888	344	364	708	26,596
Total commercial	128,877	1,749	2,693	4,442	133,319	133,525	931	1,234	2,165	135,690

Commercial real estate
Originated in 2023	7,676	367	1,749	2,116	9,792	—	—	—	—	—
Originated in 2022	12,594	211	1,339	1,550	14,144	14,527	206	519	725	15,252
Originated in 2021	9,951	303	386	689	10,640	13,565	171	99	270	13,835
Originated in 2020	4,088	41	112	153	4,241	6,489	97	117	214	6,703
Originated in 2019	5,149	105	381	486	5,635	6,991	251	304	555	7,546
Originated prior to 2019	6,596	53	369	422	7,018	9,639	138	875	1,013	10,652
Revolving	2,627	3	31	34	2,661	1,489	—	10	10	1,499
Total commercial real estate	48,681	1,083	4,367	5,450	54,131	52,700	863	1,924	2,787	55,487

Residential mortgages (c)
Originated in 2023	8,056	—	1	1	8,057	—	—	—	—	—
Originated in 2022	29,113	—	9	9	29,122	28,452	—	—	—	28,452
Originated in 2021	36,675	1	9	10	36,685	39,527	—	7	7	39,534
Originated in 2020	14,995	—	10	10	15,005	16,556	—	8	8	16,564
Originated in 2019	5,981	—	17	17	5,998	7,222	—	18	18	7,240
Originated prior to 2019	19,937	1	250	251	20,188	23,658	—	397	397	24,055
Total residential mortgages	114,757	2	296	298	115,055	115,415	—	430	430	115,845

Credit card (d)	26,765	—	315	315	27,080	26,063	—	232	232	26,295

Other retail
Originated in 2023	4,033	—	1	1	4,034	—	—	—	—	—
Originated in 2022	5,990	—	9	9	5,999	9,563	—	6	6	9,569
Originated in 2021	11,274	—	14	14	11,288	15,352	—	12	12	15,364
Originated in 2020	5,212	—	9	9	5,221	7,828	—	11	11	7,839
Originated in 2019	2,012	—	8	8	2,020	3,418	—	13	13	3,431
Originated prior to 2019	2,422	—	14	14	2,436	3,689	—	31	31	3,720
Revolving	13,748	—	98	98	13,846	14,029	—	98	98	14,127
Revolving converted to term	756	—	49	49	805	800	—	46	46	846
Total other retail	45,447	—	202	202	45,649	54,679	—	217	217	54,896
Total loans	$364,527	$2,834	$7,873	$10,707	$ 375,234	$382,382	$1,794	$4,037	$5,831	$388,213
Total outstanding commitments	$765,095	$3,866	$9,635	$13,501	$778,596	$772,804	$2,825	$5,041	$7,866	$780,670
Note: Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended.
(a)	Classified rating on consumer loans primarily based on delinquency status.
(b)	Includes an immaterial amount of revolving converted to term loans.
(c)
At September 30, 2023, $2.0 billion of GNMA loans 90 days or more past due and $963 million of modified GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $2.2 billion and $1.0 billion at December 31, 2022, respectively.

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

The following table provides a summary of loan balances at September 30, 2023, which were modified during the three months and nine months ended September 30, 2023, by portfolio class and modification granted:

(Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications (a)	Total Modifications	Percent of Class Total
Three Months Ended September 30, 2023
Commercial	$16	$—	$98	$—	$114	.1%
Commercial real estate	—	—	426	9	435	.8
Residential mortgages (b)	—	58	6	1	65	.1
Credit card	117	—	—	—	117	.4
Other retail	2	12	39	—	53	.1
Total loans, excluding loans purchased from GNMA mortgage pools	135	70	569	10	784	.2
Loans purchased from GNMA mortgage pools (b)	—	455	75	127	657	.6

Total loans	$135	$525	$644	$137	$1,441	.4%
Nine Months Ended September 30, 2023
Commercial	$36	$—	$213	$—	$249	.2%
Commercial real estate	—	—	527	9	536	1.0
Residential mortgages (b)	—	221	21	17	259	.2
Credit card	268	1	—	—	269	1.0
Other retail	6	20	113	2	141	.3
Total loans, excluding loans purchased from GNMA mortgage pools	310	242	874	28	1,454	.4
Loans purchased from GNMA mortgage pools (b)	—	1,020	211	261	1,492	1.3

Total loans	$310	$1,262	$1,085	$289	$2,946	.8%

(a)
Includes $126 million of total loans receiving a payment delay and term extension, $9 million of total loans receiving an interest rate reduction and term extension and $2 million of total loans receiving an interest rate reduction, payment delay and term extension for three months ended September 30, 2023. Includes $268 million of total loans receiving a payment delay and term extension, $14 million of total loans receiving an interest rate reduction and term extension and $7 million of total loans receiving an interest rate reduction, payment delay and term extension for nine months ended September 30, 2023.

(b)	Percent of class total amounts expressed as a percent of total residential mortgage loan balances.
Loan modifications included in the table above exclude trial period arrangements offered to customers and secured loans to consumer borrowers that have had debt discharged through bankruptcy where the borrower has not reaffirmed the debt during the periods presented. At September 30, 2023, the balance of loans modified in trial period arrangements was $50 million, while the balance of secured loans to consumer borrowers that have had debt discharged through bankruptcy was not material.
The following table summarizes the effects of loan modifications made to borrowers on loans modified during the three months and nine months ended September 30, 2023:

(Dollars in Millions)	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
Three Months Ended September 30, 2023
Commercial	21.5%	13
Commercial real estate	—	11
Residential mortgages	.9	99
Credit card	15.4	—
Other retail	9.1	2
Loans purchased from GNMA mortgage pools	.5	121
Nine Months Ended September 30, 2023
Commercial	21.0%	10
Commercial real estate	—	10
Residential mortgages	1.3	109
Credit card	15.1	—
Other retail	7.8	4
Loans purchased from GNMA mortgage pools	.6	98
Note: The weighted-average payment deferral for all portfolio classes was less than $1 million for both the three months and nine months ended September 30, 2023. Forbearance payments are required to be paid at the end of the original term loan.
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

U.S. Bancorp	51

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
The following table provides a summary of loan balances at September 30, 2023, which were modified during the nine months ended September 30, 2023, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial	$223	$11	$14	$248
Commercial real estate	347	1	189	537
Residential mortgages (a)	1,089	15	14	1,118
Credit card	192	54	22	268
Other retail	106	15	7	128

Total loans	$1,957	$96	$246	$2,299

(a)
At September 30, 2023, $263 million of loans
30-89
days past due and $64 million of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing administration or guaranteed by the United States Department of Veterans Affairs, were classified as current.

The following table provides a summary of loans that defaulted (fully or partially charged-off
or became 90 days or more past due) that were modified during the nine months ended September 30, 2023.

(Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications (a)
Three Months Ended September 30, 2023
Commercial	$2	$—	$—	$—
Residential mortgages	—	4	1	—
Credit card	10	—	—	—
Other retail	—	—	4	—
Total loans, excluding loans purchased from GNMA mortgage pools	12	4	5	—
Loans purchased from GNMA mortgage pools	—	20	9	6

Total loans	$12	$24	$14	$6
Nine Months Ended September 30, 2023
Commercial	$3	$—	$—	$—
Residential mortgages	—	5	1	1
Credit card	15	—	—	—
Other retail	—	—	5	—
Total loans, excluding loans purchased from GNMA mortgage pools	18	5	6	1
Loans purchased from GNMA mortgage pools	—	23	10	7

Total loans	$18	$28	$16	$8

(a)
Represents loans receiving a payment delay and term extension for three months ended September 30, 2023. Includes $7 million of total loans receiving a payment delay and term extension and $
1
million of total loans receiving an interest rate reduction, payment delay and term extension for the nine months ended September 30, 2023.

As of September 30, 2023, the Company had $210 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified.

52	U.S. Bancorp

Prior Period Troubled Debt Restructuring Information
The following table provides a summary of loans modified as troubled debt restructurings for the periods presented by portfolio class:

(Dollars in Millions)	Number of Loans	Pre-Modification Outstanding Loan Balance	Post-Modification Outstanding Loan Balance
Three Months Ended September 30, 2022
Commercial	552	$34	$35
Commercial real estate	24	23	23
Residential mortgages	283	84	85
Credit card	11,632	63	64
Other retail	479	14	13
Total loans, excluding loans purchased from GNMA mortgage pools	12,970	218	220
Loans purchased from GNMA mortgage pools	421	61	62

Total loans	13,391	$279	$282
Nine Months Ended September 30, 2022
Commercial	1,567	$122	$108
Commercial real estate	61	45	42
Residential mortgages	1,489	418	417
Credit card	29,667	161	163
Other retail	1,963	75	70
Total loans, excluding loans purchased from GNMA mortgage pools	34,747	821	800
Loans purchased from GNMA mortgage pools	1,164	163	167

Total loans	35,911	$984	$967
The following table provides a summary of troubled debt restructured loans that defaulted (fully or partially charged-off
or became 90 days or more past due) for the periods presented, that were modified as troubled debt restructurings within 12 months previous to default:

(Dollars in Millions)	Number of Loans	Amount Defaulted
Three Months Ended September 30, 2022
Commercial	186	$15
Commercial real estate	5	6
Residential mortgages	67	8
Credit card	2,117	11
Other retail	73	1
Total loans, excluding loans purchased from GNMA mortgage pools	2,448	41
Loans purchased from GNMA mortgage pools	113	17

Total loans	2,561	$58
Nine Months Ended September 30, 2022
Commercial	575	$21
Commercial real estate	10	8
Residential mortgages	180	18
Credit card	5,478	29
Other retail	216	3
Total loans, excluding loans purchased from GNMA mortgage pools	6,459	79
Loans purchased from GNMA mortgage pools	282	42

Total loans	6,741	$121

U.S. Bancorp	53

Note 6	Accounting for Transfers and Servicing of Financial Assets and Variable Interest Entities
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
off-balance
sheet.
The Company previously provided financial support primarily through the use of waivers of trust and investment management fees associated with various unconsolidated registered money market funds it manages. The Company discontinued providing this support beginning in the third quarter of 2022 due to rising interest rates. The Company provided $65 million of support to the funds during the nine months ended September 30, 2022.
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged
investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged
investments in tax expense of $148 million and $111 million for the three months ended September 30, 2023 and 2022, respectively, and $435 million and $336 million for the nine months ended September 30, 2023 and 2022, respectively. The Company also recognized $238 million and $117 million of investment tax credits for the three months ended September 30, 2023 and 2022, respectively, and $474 million and $292 million for the nine months ended September 30, 2023 and 2022, respectively. The Company recognized $134 million and $102 million of expenses related to all of these investments for the three months ended September 30, 2023 and 2022, respectively, which were primarily included in tax expense. The Company recognized $399 million and $310 million of expenses related to all of these investments for the nine months ended September 30, 2023 and 2022, respectively, which were primarily included in tax expense.
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

54	U.S. Bancorp

The following table provides a summary of investments in community development and tax-advantaged
VIEs that the Company has not consolidated:

(Dollars in Millions)	September 30, 2023	December 31, 2022
Investment carrying amount	$6,488	$5,452
Unfunded capital and other commitments	3,186	2,416
Maximum exposure to loss	10,058	9,761
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $210 million at September 30, 2023 and $177 million at December 31, 2022. The maximum exposure to loss related to these VIEs was $320 million at September 30, 2023 and $310 million at December 31, 2022, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company also held senior notes of $5.9 billion as
available-for-sale
investment securities at September 30, 2023, compared with $3.4 billion at December 31, 2022. These senior notes were issued by third-party securitization vehicles that held $6.8 billion at September 30, 2023 and $4.0 billion at December 31, 2022 of indirect auto loans that collateralize the senior notes. These VIEs are not consolidated by the Company.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $126 million at September 30, 2023, compared with less than $1 million to $116 million at December 31, 2022.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged
investments to third parties. At September 30, 2023, approximately $5.9 billion of the Company’s assets and $4.4 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged
investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $5.9 billion and $4.2 billion, respectively, at December 31, 2022. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At September 30, 2023, $941 million of available-for-sale
investment securities and $333 million of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $1.5 billion of available-for-sale
investment securities and $1.0 billion of short-term borrowings at December 31, 2022.

U.S. Bancorp	55

Note 7	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $232.3 billion of residential mortgage loans for others at September 30, 2023, and $243.6 billion at December 31, 2022, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net losses of $3 million and $19 million for the three months ended September 30, 2023 and 2022, respectively, and net losses of $45 million and $35 million for the nine months ended September 30, 2023 and 2022, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $176 million and $190 million for the three months ended September 30, 2023 and 2022 respectively, and $553 million and $561 million for the nine months ended September 30, 2023 and 2022, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2023	2022	2023	2022
Balance at beginning of period	$3,633	$3,707	$3,755	$2,953
Rights purchased	1	1	3	7
Rights capitalized	106	134	301	473
Rights sold (a)	(292)	—	(440)	1
Changes in fair value of MSRs
Due to fluctuations in market interest rates (b)	219	153	265	810
Due to revised assumptions or models (c)	16	(5)	—	(26)
Other changes in fair value (d)	(101)	(121)	(302)	(349)
Balance at end of period	$3,582	$3,869	$3,582	$3,869

(a)	MSRs sold include those having a negative fair value, resulting from the loans being severely delinquent.
(b)	Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
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

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	September 30, 2023						December 31, 2022
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(264)	$(120)	$(57)	$51	$96	$172	$(334)	$(153)	$(73)	$66	$125	$224
Derivative instrument hedges	262	117	55	(49)	(93)	(169)	337	153	73	(67)	(127)	(236)
Net sensitivity	$(2)	$(3)	$(2)	$2	$3	$3	$3	$—	$—	$(1)	$(2)	$(12)
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

56	U.S. Bancorp

The following table provides a summary of the Company’s MSRs and related characteristics by portfolio:

	September 30, 2023				December 31, 2022
(Dollars in Millions)	HFA	Government	Conventional (d)	Total	HFA	Government	Conventional (d)	Total
Servicing portfolio (a)	$46,729	$25,756	$151,691	$224,176	$44,071	$23,141	$172,541	$239,753
Fair value	$795	$539	$2,248	$3,582	$725	$454	$2,576	$3,755
Value (bps) (b)	170	209	148	160	165	196	149	157
Weighted-average servicing fees (bps)	36	44	26	30	36	42	27	30
Multiple (value/servicing fees)	4.74	4.76	5.77	5.34	4.56	4.69	5.52	5.20
Weighted-average note rate	4.43%	4.16%	3.75%	3.94%	4.16%	3.81%	3.52%	3.67%
Weighted-average age (in years)	4.3	5.5	4.1	4.3	4.0	5.7	3.7	3.9
Weighted-average expected prepayment (constant prepayment rate)	8.8%	9.4%	7.7%	8.1%	7.4%	8.5%	7.8%	7.8%
Weighted-average expected life (in years)	7.9	7.2	7.5	7.5	8.8	7.6	7.5	7.7
Weighted-average option adjusted spread (c)	5.4%	5.9%	4.6%	4.9%	7.6%	6.9%	5.1%	5.8%

(a)	Represents principal balance of mortgages having corresponding MSR asset.
(b)	Calculated as fair value divided by the servicing portfolio.
(c)	Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)	Represents loans sold primarily to GSEs.

Note 8	Preferred Stock
At September 30, 2023 and December 31, 2022, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	September 30, 2023				December 31, 2022
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	18,000	450	13	437
Total preferred stock (a)	243,510	$7,026	$218	$6,808	243,510	$7,026	$218	$6,808

(a)	The par value of all shares issued and outstanding at September 30, 2023 and December 31, 2022, was $1.00 per share.

U.S. Bancorp	57

Note 9	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2023
Balance at beginning of period	$(5,716)	$(3,737)	$(294)	$(941)	$(30)	$(10,718)
Changes in unrealized gains (losses)	(1,881)	—	(349)	(1)	—	(2,231)
Foreign currency translation adjustment (a)	—	—	—	—	3	3
Reclassification to earnings of realized (gains) losses	—	144	28	(2)	—	170
Applicable income taxes	474	(37)	82	2	—	521
Balance at end of period	$(7,123)	$(3,630)	$(533)	$(942)	$(27)	$(12,255)
2022
Balance at beginning of period	$(7,058)	$(1,890)	$4	$(1,378)	$(39)	$(10,361)
Changes in unrealized gains (losses)	(2,810)	—	(232)	—	—	(3,042)
Transfer of securities from available-for-sale to held-to-maturity	3,032	(3,032)	—	—	—	—
Foreign currency translation adjustment (a)	—	—	—	—	(8)	(8)
Reclassification to earnings of realized (gains) losses	(1)	147	8	32	—	186
Applicable income taxes	(56)	730	57	(8)	2	725
Balance at end of period	$(6,893)	$(4,045)	$(163)	$(1,354)	$(45)	$(12,500)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

Nine Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2023
Balance at beginning of period	$(6,378)	$(3,933)	$(114)	$(939)	$(43)	$(11,407)
Changes in unrealized gains (losses)	(1,036)	—	(610)	—	—	(1,646)
Foreign currency translation adjustment (a)	—	—	—	—	21	21
Reclassification to earnings of realized (gains) losses	29	406	46	(6)	—	475
Applicable income taxes	262	(103)	145	3	(5)	302
Balance at end of period	$(7,123)	$(3,630)	$(533)	$(942)	$(27)	$(12,255)
2022
Balance at beginning of period	$540	$(935)	$(85)	$(1,426)	$(37)	$(1,943)
Changes in unrealized gains (losses)	(14,325)	—	(134)	—	—	(14,459)
Transfer of securities from available-for-sale to held-to-maturity	4,413	(4,413)	—	—	—	—
Foreign currency translation adjustment (a)	—	—	—	—	(11)	(11)
Reclassification to earnings of realized (gains) losses	(38)	250	29	96	—	337
Applicable income taxes	2,517	1,053	27	(24)	3	3,576
Balance at end of period	$(6,893)	$(4,045)	$(163)	$(1,354)	$(45)	$(12,500)

(a)	Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

58	U.S. Bancorp

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income
	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2023	2022	2023	2022
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$—	$1	$(29)	$38	Securities gains (losses), net
	—	—	7	(9)	Applicable income taxes
	—	1	(22)	29	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains (losses)	(144)	(147)	(406)	(250)	Interest income
	37	37	103	63	Applicable income taxes
	(107)	(110)	(303)	(187)	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(28)	(8)	(46)	(29)	Net interest income
	8	2	12	7	Applicable income taxes
	(20)	(6)	(34)	(22)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	2	(32)	6	(96)	Other noninterest expense
	(1)	8	(2)	24	Applicable income taxes
	1	(24)	4	(72)	Net-of-tax
Total impact to net income	$(126)	$(139)	$(355)	$(252)

Note 10	Earnings Per Share
The components of earnings per share were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2023	2022	2023	2022
Net income attributable to U.S. Bancorp	$1,523	$1,812	$4,582	$4,900
Preferred dividends	(102)	(85)	(273)	(228)
Earnings allocated to participating stock awards	(9)	(9)	(24)	(24)
Net income applicable to U.S. Bancorp common shareholders	$1,412	$1,718	$4,285	$4,648
Average common shares outstanding	1,548	1,486	1,538	1,485
Net effect of the exercise and assumed purchase of stock awards	1	—	—	1
Average diluted common shares outstanding	1,549	1,486	1,538	1,486
Earnings per common share	$.91	$1.16	$2.79	$3.13
Diluted earnings per common share	$.91	$1.16	$2.79	$3.13
Options outstanding at September 30, 2023 to purchase 3 million common shares for the three months and nine months ended September 30, 2023, respectively, and outstanding at September 30, 2022 to purchase 1 million common shares for the three and nine months ended September 30, 2022 were not included in the computation of diluted earnings per share because they were antidilutive.

Note 11	Employee Benefits
The components of net periodic benefit cost for the Company’s retirement plans were:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plans		Postretirement Welfare Plans		Pension Plans		Postretirement Welfare Plans
(Dollars in Millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$56	$69	$—	$—	$168	$206	$—	$—
Interest cost	93	62	1	—	278	185	2	—
Expected return on plan assets	(137)	(119)	(1)	—	(410)	(358)	(2)	—
Prior service cost (credit) amortization	—	(1)	(1)	—	(1)	(2)	(2)	(2)
Actuarial loss (gain) amortization	1	35	(2)	(2)	3	105	(6)	(5)
Net periodic benefit cost (a)	$13	$46	$(3)	$(2)	$38	$136	$(8)	$(7)

(a)
Service cost is included in
compensation and
employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

U.S. Bancorp	59

Note 12	Income Taxes
The components of income tax expense were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2023	2022	2023	2022
Federal
Current	$416	$427	$1,076	$1,052

Deferred	(51)	(51)	(50)	(46)
Federal income tax	365	376	1,026	1,006
State
Current	62	150	277	328

Deferred	4	(45)	(35)	(42)

State income tax	66	105	242	286
Total income tax provision	$431	$481	$1,268	$1,292
A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2023	2022	2023	2022
Tax at statutory rate	$411	$482	$1,232	$1,302
State income tax, at statutory rates, net of federal tax benefit	85	91	270	259
Tax effect of
Tax credits and benefits, net of related expenses	(96)	(79)	(236)	(231)
Tax-exempt income	(40)	(30)	(115)	(87)
Other items	71	17	117	49
Applicable income taxes	$431	$481	$1,268	$1,292
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2023, federal tax examinations for all years ending through December 31, 2016 are completed and resolved. The Company’s tax returns for the years ended December 31, 2017 through December 31, 2020 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $6.7 billion at September 30, 2023 and $6.3 billion at December 31, 2022.

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
Cash Flow Hedges
These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At September 30, 2023, the Company had $533 million
(net-of-tax)
of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $114 million
(net-of-tax)
of realized and unrealized losses at December 31, 2022. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $182 million
(net-of-tax).
All cash flow hedges were highly effective for the three months ended September 30, 2023.
Net Investment Hedges
 The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative
debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative
debt instruments designated as net investment hedges was $1.2 billion at September 30, 2023 and $1.3 billion at December 31, 2022.
Other Derivative Positions
 The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell to-be-announced
securities (“TBAs”) and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to mortgage loans held for sale (“MLHFS”) and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, swaptions, forward commitments to buy TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. The Company also enters into interest rate swaps as economic hedges of fair value option elected deposits. In addition, the Company acts as a seller and buyer of interest rate
,
 foreign exchange
and commodity
contracts for its customers. The Company mitigates the market and liquidity risk associated with these customer derivatives by entering into similar offsetting positions with broker-dealers, or on a portfolio basis by entering into other derivative or non-derivative
financial instruments that partially or fully offset the exposure to earnings from these customer-related positions. The Company’s customer derivatives and related hedges are monitored and reviewed by the Company’s Market Risk Committee, which establishes policies for market risk management, including exposure limits for each portfolio. The Company also has derivative contracts that are created through its operations, including certain unfunded mortgage loan commitments and swap agreements related to the sale of a portion of its Class B common and preferred shares of Visa Inc. Refer to Note 15 for further information on these swap agreements. The Company uses credit derivatives to economically hedge the credit risk on its derivative positions and loan portfolios.

U.S. Bancorp	61

The following table summarizes the asset and liability management derivative positions of the Company:

	September 30, 2023			December 31, 2022
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$9,550	$—	$—	$17,400	$—	$9
Pay fixed/receive floating swaps	19,264	—	—	5,542	—	—
Cash flow hedges
Interest rate contracts
Receive fixed/pay floating swaps	23,700	—	—	14,300	—	—
Net investment hedges
Foreign exchange forward contracts	824	5	1	778	—	—
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	2,945	4	15	3,546	10	18
Sell	4,851	26	7	7,522	20	38
Options
Purchased	7,385	329	—	11,434	346	—
Written	3,707	12	100	7,849	7	148
Receive fixed/pay floating swaps	5,055	—	1	9,215	—	3
Pay fixed/receive floating swaps	4,595	—	—	9,616	—	—
Foreign exchange forward contracts	622	2	1	962	2	6
Equity contracts	209	—	7	361	—	10
Credit contracts	1,425	—	—	330	—	—
Other (a)	2,767	11	121	1,908	11	190
Total	$86,899	$389	$253	$90,763	$396	$422

(a)
Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $2.0 billion and $119 million at September 30, 2023, respectively, compared to $1.8 billion and $190 million at December 31, 2022, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $671 million at September 30, 2023, and $13 million at December 31, 2022.

The following table summarizes the customer-related derivative positions of the Company:

	September 30, 2023			December 31, 2022
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts
Receive fixed/pay floating swaps	$354,783	$146	$7,358	$301,690	$309	$5,689
Pay fixed/receive floating swaps	326,646	2,763	116	316,133	2,323	206
Other (a)	82,379	13	50	40,261	3	16
Options
Purchased	112,927	1,583	—	103,489	1,794	5
Written	107,595	1	1,622	99,923	6	1,779
Futures
Buy	—	—	—	3,623	—	4
Sell	—	—	—	2,376	8	—
Foreign exchange rate contracts
Forwards, spots and swaps	114,004	2,523	2,202	134,666	3,010	2,548
Options
Purchased	806	29	—	954	22	—
Written	806	—	29	954	—	22
Commodity contracts
Swaps	2,063	61	56	—	—	—
Options
Purchased	2,811	128	128	—	—	—
Credit contracts	13,769	1	7	10,765	1	8
Total	$1,118,589	$7,248	$11,568	$1,014,834	$7,476	$10,277

(a)	Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.

62	U.S. Bancorp

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings
(net-of-tax):

	Three Months Ended September 30				Nine Months Ended September 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2023	2022	2023	2022	2023	2022	2023	2022
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$(259)	$(173)	$(20)	$(6)	$(453)	$(100)	$(34)	$(22)
Net investment hedges
Foreign exchange forward contracts	15	37	—	—	6	63	—	—
Non-derivative debt instruments	24	56	—	—	7	139	—	—

Note:	The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.
The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended September 30				Nine Months Ended September 30
	Interest Income		Interest Expense		Interest Income		Interest Expense
(Dollars in Millions)	2023	2022	2023	2022	2023	2022	2023	2022

Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$7,754	$4,728	$3,518	$901	$22,244	$11,971	$8,959	$1,536

Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	428	180	(359)	457	584	511	(230)	491
Hedged items	(431)	(179)	359	(460)	(589)	(510)	232	(495)
Cash flow hedges
Interest rate contract derivatives	(21)	—	7	8	(21)	—	25	29

Note:
The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $7 million and $25 million into earnings during the three and nine months ended September 30, 2023, respectively, as a result of realized cash flows on discontinued cash flow hedges, compared with $8 million and $29 million during the three and nine months ended September 30, 2022, respectively. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.

The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment (a)
(Dollars in Millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities (b)	$10,222	$4,937	$(1,017)	$(552)
Long-term debt	9,176	17,190	(327)	(142)

(a)
The cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale
investment securities and long-term debt was $(362) million and $(18) million, respectively, at September 30, 2023, compared with $(392) million and $399 million at December 31, 2022, respectively.

(b)
Includes amounts related to
available-for-sale
investment securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At September 30, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $5.8 billion, of which $5.1 billion was designated as hedged. At September 30, 2023, the cumulative amount of basis adjustments associated with these hedging relationships was $(95) million.

U.S. Bancorp	63

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

	Location of Gains (Losses) Recognized in Earnings	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)		2023	2022	2023	2022
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$18	$142	$56	$439
Purchased and written options	Mortgage banking revenue	74	(28)	89	(69)
Swaps	Mortgage banking revenue/Other noninterest income/Interest e xpense	(241)	(118)	(221)	(569)
Foreign exchange forward contracts	Other noninterest income	8	12	(5)	13
Equity contracts	Compensation expense	(1)	(1)	(4)	(4)
Credit contracts	Commer c ial products revenu e	3	—	3	—
Other	Other noninterest income	1	(154)	—	(154)
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	103	26	198	73
Purchased and written options	Commercial products revenue	7	6	7	10
Futures	Commercial products revenue	—	7	(1)	31
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	19	40	118	75
Purchased and written options	Commercial products revenue	—	—	—	1
Commodity contracts
Swaps	Commercial products revenue	3	—	5	—
Credit contracts	Commercial products revenue	—	(1)	(1)	21
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at September 30, 2023, was $3.5 billion. At September 30, 2023, the Company had $3.0 billion of cash posted as collateral against this net liability position.

Note 14	Netting Arrangements for Certain Financial Instruments and Securities Financing Activities
The Company’s derivative portfolio consists of bilateral
over-the-counter
trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $1.2 trillion total notional amount of derivative positions at September 30, 2023, $554.9 billion related to bilateral over-the-counter
trades, $648.8 billion related to those centrally cleared through clearinghouses and $1.8 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required.

For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the

64	U.S. Bancorp

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
Securities transferred to counterparties under repurchase agreements and securities loaned transactions continue to be recognized on the Consolidated Balance Sheet, are measured at fair value, and are included in investment securities or other assets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheet unless the counterparty defaults. The securities transferred under repurchase and reverse repurchase transactions typically are U.S. Treasury and agency securities, residential agency mortgage-backed securities or corporate debt securities. The securities loaned or borrowed typically are corporate debt securities traded by the Company’s primary broker-dealer subsidiary. In general, the securities transferred can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Repurchase/reverse repurchase and securities loaned/borrowed transactions expose the Company to counterparty risk. The Company manages this risk by performing assessments, independent of business line managers, and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in cash being obtained or refunded to counterparties to maintain specified collateral levels.
The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
September 30, 2023
Repurchase agreements
U.S. Treasury and agencies	$1,777	$—	$—	$—	$1,777
Residential agency mortgage-backed securities	291	—	—	—	291
Corporate debt securities	598	—	—	—	598
Total repurchase agreements	2,666	—	—	—	2,666
Securities loaned
Corporate debt securities	212	—	—	—	212
Total securities loaned	212	—	—	—	212
Gross amount of recognized liabilities	$2,878	$—	$—	$—	$2,878
December 31, 2022
Repurchase agreements
U.S. Treasury and agencies	$147	$—	$—	$—	$147
Residential agency mortgage-backed securities	846	—	—	—	846
Corporate debt securities	439	—	—	—	439
Total repurchase agreements	1,432	—	—	—	1,432
Securities loaned
Corporate debt securities	120	—	—	—	120
Total securities loaned	120	—	—	—	120
Gross amount of recognized liabilities	$1,552	$—	$—	$—	$1,552

U.S. Bancorp	65

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
The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Received (c)
September 30, 2023
Derivative assets (d)	$7,613	$(4,515)	$3,098	$(785)	$—	$2,313
Reverse repurchase agreements	1,838	—	1,838	(591)	(1,245)	2
Securities borrowed	1,694	—	1,694	—	(1,634)	60
Total	$11,145	$(4,515)	$6,630	$(1,376)	$(2,879)	$2,375
December 31, 2022
Derivative assets (d)	$7,852	$(5,427)	$2,425	$(231)	$(80)	$2,114
Reverse repurchase agreements	107	—	107	(102)	(5)	—
Securities borrowed	1,606	—	1,606	—	(1,548)	58
Total	$9,565	$(5,427)	$4,138	$(333)	$(1,633)	$2,172

(a)	Includes $3.2 billion and $3.0 billion of cash collateral related payables that were netted against derivative assets at September 30, 2023 and December 31, 2022, respectively.
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

(c)	Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)	Excludes $24 million and $20 million at September 30, 2023 and December 31, 2022, respectively, of derivative assets not subject to netting arrangements.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet (a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments (b)	Collateral Pledged (c)
September 30, 2023
Derivative liabilities (d)	$11,698	$(4,307)	$7,391	$(785)	$—	$6,606
Repurchase agreements	2,666	—	2,666	(591)	(2,071)	4
Securities loaned	212	—	212	—	(208)	4
Total	$14,576	$(4,307)	$10,269	$(1,376)	$(2,279)	$6,614
December 31, 2022
Derivative liabilities (d)	$10,506	$(4,551)	$5,955	$(231)	$—	$5,724
Repurchase agreements	1,432	—	1,432	(102)	(1,325)	5
Securities loaned	120	—	120	—	(118)	2
Total	$12,058	$(4,551)	$7,507	$(333)	$(1,443)	$5,731

(a)	Includes $3.0 billion and $2.1 billion of cash collateral related receivables that were netted against derivative liabilities at September 30, 2023 and December 31, 2022, respectively.
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

(c)	Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)	Excludes $123 million and $193 million at September 30, 2023 and December 31, 2022, respectively, of derivative liabilities not subject to netting arrangements.

66	U.S. Bancorp

Note 15	Fair Values of Assets and Liabilities
The Company uses fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures. Derivatives, trading and available-for-sale
investment securities, MSRs, certain time deposits and substantially all MLHFS are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-fair
value accounting or impairment write-downs of individual assets. Other financial instruments, such as held-to-maturity
investment securities, loans, the majority of time deposits, short-term borrowings and long-term debt, are accounted for at amortized cost. See “Fair Value of Financial Instruments” in this Note for further information on the estimated fair value of these other financial instruments. In accordance with disclosure guidance, certain financial instruments, such as deposits with no defined or contractual maturity, receivables and payables due in one year or less, insurance contracts and equity investments not accounted for at fair value, are excluded from this Note.
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
•
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are typically valued using third party pricing services; derivative contracts and other assets and liabilities, including securities, and certain time deposits, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.

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

Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the nine months ended September 30, 2023 and 2022, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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

Mortgage Loans Held For Sale
 MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net losses of $28 million and $144 million for the three months ended September 30, 2023 and 2022, respectively, and net losses of $61 million and $442 million for the nine months ended September 30, 2023 and 2022, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
Time Deposits
The Company elects the fair value option to account for certain time deposits that are hedged with derivatives that do not qualify for hedge accounting. Electing to measure these time deposits at fair value reduces certain timing differences and better matches changes in fair value of these deposits with changes in the value of the derivative instruments used to economically hedge them. The time deposits measured at fair value are valued using a discounted cash flow model that utilizes market observable inputs and are classified within Level 2. Included in interest expense on deposits were net gain
s of $1 million for the three months and nine months ended September 30, 2023 from the changes in fair value of time deposits under fair value option accounting guidance.
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

68	U.S. Bancorp

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
The following table shows the significant valuation assumption ranges for MSRs at September 30, 2023:

	Minimum	Maximum	Weighted- Average (a)
Expected prepayment	6%	16%	8%
Option adjusted spread	4	11	5

(a)	Determined based on the relative fair value of the related mortgage loans serviced.
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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at September 30, 2023:

	Minimum	Maximum	Weighted- Average (a)
Expected loan close rate	35%	100%	79%
Inherent MSR value (basis points per loan)	58	194	118

(a)	Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At September 30, 2023, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 3,348 percent and 4 percent, respectively.
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

U.S. Bancorp	69

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total

September 30, 2023
Available-for-sale securities
U.S. Treasury and agencies	$14,112	$4,595	$—	$—	$18,707
Mortgage-backed securities
Residential agency	—	25,614	—	—	25,614
Commercial
Agency	—	6,942	—	—	6,942
Non-agency	—	6	—	—	6
Asset-backed securities	—	6,868	—	—	6,868
Obligations of state and political subdivisions	—	9,066	—	—	9,066
Other	—	4	—	—	4
Total available-for-sale	14,112	53,095	—	—	67,207
Mortgage loans held for sale	—	2,263	—	—	2,263
Mortgage servicing rights	—	—	3,582	—	3,582
Derivative assets	4	6,253	1,380	(4,515)	3,122
Other assets	406	2,006	—	—	2,412
Total	$14,522	$63,617	$4,962	$(4,515)	$78,586
Time deposits	$—	$444	$—	$—	$444
Derivative liabilities	—	6,685	5,136	(4,307)	7,514
Short-term borrowings and other liabilities (a)	309	1,644	—	—	1,953
Total	$309	$8,773	$5,136	$(4,307)	$9,911
December 31, 2022
Available-for-sale securities
U.S. Treasury and agencies	$13,723	$8,310	$—	$—	$22,033
Mortgage-backed securities
Residential agency	—	29,271	—	—	29,271
Commercial
Agency	—	7,145	—	—	7,145
Non-agency	—	7	—	—	7
Asset-backed securities	—	4,323	—	—	4,323
Obligations of state and political subdivisions	—	10,124	1	—	10,125
Other	—	6	—	—	6
Total available-for-sale	13,723	59,186	1	—	72,910
Mortgage loans held for sale	—	1,849	—	—	1,849
Mortgage servicing rights	—	—	3,755	—	3,755
Derivative assets	9	6,608	1,255	(5,427)	2,445
Other assets	248	1,756	—	—	2,004
Total	$13,980	$69,399	$5,011	$(5,427)	$82,963
Derivative liabilities	$4	$6,241	$4,454	$(4,551)	$6,148
Short-term borrowings and other liabilities (a)	125	1,564	—	—	1,689
Total	$129	$7,805	$4,454	$(4,551)	$7,837

Note:
Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $132 million and $104 million at September 30, 2023 and December 31, 2022, respectively. The Company recorded a $5 million impairment on these equity investments during the first nine months ended 2023, and the cumulative impairment on these equity investments is $5 million. The Company has not recorded adjustments for observable price changes on these equity investments during the first nine months of 2023, or on a cumulative basis.

(a)	Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

70	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2023
Mortgage servicing rights	$3,633	$134	(a)	$—	$1	$(292)	$—	$106	(c)	$—	$3,582	$134	(a)
Net derivative assets and liabilities	(3,419)	(1,315	) (b)	—	25	(9)	—	—		962	(3,756)	(693	) (d)

2022
Available-for-sale securities
Obligations of state and political subdivisions	$1	$—		$—	$—	$—	$—	$—		$—	$1	$—
Total available-for-sale	1	—		—	—	—	—	—		—	1	—
Mortgage servicing rights	3,707	27	(a)	—	1	—	—	134	(c)	—	3,869	27	(a)

Net derivative assets and liabilities	(2,175)	(2,398	) (e)	—	259	(29)	—	11		456	(3,876)	(1,978	) (f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $35 million, $(1.4) billion and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $11 million, $(705) million and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)	Approximately $(95) million, $(2.1) billion and $(154) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)	Approximately $(78) million, $(1.7) billion and $(154) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

(Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Net Gains (Losses) Included in Other Comprehensive Income (Loss)	Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2023
Available-for-sale securities
Obligations of state and political subdivisions	$1	$—		$—	$—	$—	$(1)	$—		$—	$—	$—
Total available-for-sale	1	—		—	—	—	(1)	—		—	—	—
Mortgage servicing rights	3,755	(37	) (a)	—	3	(440)	—	301	(c)	—	3,582	(37	) (a)
Net derivative assets and liabilities	(3,199)	(3,558	) (b)	—	430	(28)	—	—		2,599	(3,756)	(1,925	) (d)

2022
Available-for-sale securities
Asset-backed securities	$7	$—		$(3)	$—	$(4)	$—	$—		$—	$—	$—
Obligations of state and political subdivisions	1	—		—	—	—	—	—		—	1	—
Total available-for-sale	8	—		(3)	—	(4)	—	—		—	1	—
Mortgage servicing rights	2,953	435	(a)	—	7	1	—	473	(c)	—	3,869	435	(a)

Net derivative assets and liabilities	799	(5,759	) (e)	—	351	(30)	—	11		752	(3,876)	(4,240	) (f)

(a)	Included in mortgage banking revenue.
(b)	Approximately $133 million and $(3.7) billion included in mortgage banking revenue and commercial products revenue, respectively.
(c)	Represents MSRs capitalized during the period.
(d)	Approximately $11 million and $(1.9) billion included in mortgage banking revenue and commercial products revenue, respectively.
(e)	Approximately $(198) million, $(5.4) billion and $(154) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)	Approximately $(78) million, $(4.0) billion and $(154) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.

U.S. Bancorp	71

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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	September 30, 2023				December 31, 2022
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Loans (a)	$—	$—	$173	$173	$—	$—	$97	$97

Other assets (b)	—	—	24	24	—	—	21	21

(a)	Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2023	2022	2023	2022
Loans (a)	$71	$2	$281	$35

Other assets (b)	1	1	2	12

(a)	Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)	Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.
Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of the assets and liabilities for which the fair value option has been elected and the aggregate remaining contractual principal balance outstanding:

	September 30, 2023			December 31, 2022
(Dollars in Millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding
Total loans (a)	$2,263	$2,266	$(3)	$1,849	$1,848	$1
Time deposits	444	445	(1)	—	—	—

(a)
Includes nonaccrual loans
of
 $
1
 million
 ca
rri
ed at
fair value
with
 contractual principal outstanding
 of $1 million
at September 30, 2023 and $1 million
 car
ried at
 fair value
with contractual principal outstanding
of $1 million
at December 31, 2022
.
I
ncludes
loans 90 days or more past due of
 $3 million
carried at fair value with contractual principal outstanding of
 $3 million at September 30, 2023 and $1 million
carried at fair value with contractual principal outstanding of $1 million at December 31, 2022.

Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of September 30, 2023 and December 31, 2022. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.

72	U.S. Bancorp

The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2023					December 31, 2022
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$64,354	$64,354	$—	$—	$64,354	$53,542	$53,542	$—	$—	$53,542
Federal funds sold and securities purchased under resale agreements	1,847	—	1,847	—	1,847	356	—	356	—	356
Investment securities held-to-maturity	85,342	1,283	69,076	—	70,359	88,740	1,293	76,581	—	77,874
Loans held for sale (a)	73	—	—	73	73	351	—	—	351	351
Loans	368,016	—	—	356,814	356,814	381,277	—	—	368,874	368,874
Other (b)	2,369	—	1,710	659	2,369	2,962	—	2,224	738	2,962
Financial Liabilities
Time deposits (c)	53,100	—	52,934	—	52,934	32,946	—	32,338	—	32,338
Short-term borrowings (d)	19,947	—	19,612	—	19,612	29,527	—	29,145	—	29,145
Long-term debt	43,074	—	40,377	—	40,377	39,829	—	37,622	—	37,622
Other (d)	5,196	—	1,314	3,882	5,196	5,137	—	1,500	3,637	5,137

(a)	Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)	Includes investments in Federal Reserve Bank and Federal Home Loan Bank stock and tax-advantaged investments.
(c)	Excludes time deposits for which the fair value option under applicable accounting guidance was elected.
(d)	Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.
(d)	Includes operating lease liabilities and liabilities related to tax-advantaged investments.
The fair value of unfunded commitments, deferred
non-yield
related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield
related loan fees and standby letters of credit was $604 million and $498 million at September 30, 2023 and December 31, 2022, respectively. The carrying value of other guarantees was $202 million and $241 million at September 30, 2023 and December 31, 2022, respectively.

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
In October 2012, Visa signed a settlement agreement to resolve class action claims associated with the multidistrict interchange litigation pending in the United States District Court for the Eastern District of New York (the “Multi-District Litigation”). The U.S. Court of Appeals for the Second Circuit reversed the approval of that settlement and remanded the matter to the district court. Thereafter, the case was split into two putative class actions, one seeking damages (the “Damages Action”) and a separate class action seeking injunctive relief only (the “Injunctive Action”). In September 2018, Visa signed a new settlement agreement, superseding the original settlement agreement, to resolve the Damages Action. The Damages Action settlement has received final court approval and is now resolved. The Injunctive Action, which generally seeks changes to Visa rules, is still pending.

U.S. Bancorp	73

Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2023:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$22	$10,707
Third party borrowing arrangements	—	—	11
Securities lending indemnifications	8,360	—	8,123
Asset sales	—	99	8,631	(a)
Merchant processing	883	82	148,691
Tender option bond program guarantee	941	—	997
Other	—	21	1,947

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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2023, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $12.9 billion. The Company held collateral of $736 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At September 30, 2023, the liability was $60 million primarily related to these airline processing arrangements.
Asset Sales
The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At September 30, 2023, the Company had reserved $14 million for potential losses from representation and warranty obligations, compared with $17 million at December 31, 2022. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of September 30, 2023 and December 31, 2022, the Company had $15 million and $39 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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
Regulatory Matters
The Company is continually subject to examinations, inquiries and investigations in areas of heightened regulatory scrutiny, such as compliance, risk management, third-party risk management and consumer protection. For example, as part of an industry-wide inquiry, certain broker-dealer, registered investment advisor, and swap dealer subsidiaries of the Company received from the Securities and Exchange Commission (“SEC”) and Commodity Futures Trading Commission requests for information concerning compliance with record retention requirements relating to electronic business communications. The Company is in resolution discussions with the SEC, although there can be no assurance as to the outcome of these discussions. Also, the Consumer Financial Protection Bureau and another federal regulator have been investigating the Company’s administration of unemployment insurance benefit prepaid debit cards during the pandemic timeframe and are considering potential enforcement actions. The Company is cooperating fully with all pending examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).
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
Within the Company, financial performance is measured by major lines of business based on the products and services provided to customers through its distribution channels. These operating segments are components of the Company about which financial information is prepared and is evaluated regularly by management in deciding how to allocate resources and assess performance. The Company has the following
reportable operating segments:
Wealth, Corporate, Commercial and Institutional Banking
Wealth, Corporate, Commercial and Institutional Banking provides core banking, specialized lending, transaction and payment processing, capital markets, asset management, and brokerage and investment related services to wealth, middle market, large corporate, government and institutional clients.
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

U.S. Bancorp	75

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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2023, certain organization and methodology changes were made, including the Company combining its Wealth Management and Investment Services and Corporate and Commercial Banking lines of businesses to create the Wealth, Corporate, Commercial and Institutional Banking line of business during the third quarter. Prior period results were restated and presented on a comparable basis.

76	U.S. Bancorp

Business segment results for the three months ended September 30 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking				Payment Services
(Dollars in Millions)	2023	2022	2023		2022		2023		2022
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,472	$1,439	$2,045		$1,693		$692		$629
Noninterest income	1,031	906	430		332		1,039	(a)	994	(a)
Total net revenue	2,503	2,345	2,475		2,025		1,731		1,623
Noninterest expense	1,258	1,014	1,734		1,405		967		892
Income (loss) before provision and income taxes	1,245	1,331	741		620		764		731
Provision for credit losses	128	71	8		41		399		285
Income (loss) before income taxes	1,117	1,260	733		579		365		446
Income taxes and taxable-equivalent adjustment	279	315	183		145		91		112
Net income (loss)	838	945	550		434		274		334
Net (income) loss attributable to noncontrolling interests	—	—	—		—		—		—
Net income (loss) attributable to U.S. Bancorp	$838	$945	$550		$434		$274		$334

Average Balance Sheet
Loans	$175,579	$154,473	$157,357		$142,640		$38,954		$35,819
Other earning assets	6,458	4,737	2,688		3,043		5		392
Goodwill	4,638	3,612	4,515		3,241		3,333		3,292
Other intangible assets	921	314	5,154		3,726		339		405
Assets	203,784	174,077	174,788		158,057		44,774		42,053

Noninterest-bearing deposits	66,083	77,471	25,590		30,829		2,796		3,312
Interest-bearing deposits	206,622	178,080	196,374		161,778		101		171
Total deposits	272,705	255,551	221,964		192,607		2,897		3,483

Total U.S. Bancorp shareholders’ equity	22,831	18,334	15,763		12,431		9,442		8,255

	Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2023	2022	2023		2022
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$59	$96	$4,268		$3,857
Noninterest income	264	237	2,764	(b)	2,469	(b)
Total net revenue	323	333	7,032	(c)	6,326	(c)
Noninterest expense	571	326	4,530		3,637
Income (loss) before provision and income taxes	(248)	7	2,502		2,689
Provision for credit losses	(20)	(35)	515		362
Income (loss) before income taxes	(228)	42	1,987		2,327
Income taxes and taxable-equivalent adjustment	(90)	(61)	463		511
Net income (loss)	(138)	103	1,524		1,816
Net (income) loss attributable to noncontrolling interests	(1)	(4)	(1)		(4)
Net income (loss) attributable to U.S. Bancorp	$(139)	$99	$1,523		$1,812

Average Balance Sheet
Loans	$4,987	$3,846	$376,877		$336,778
Other earning assets	219,217	196,716	228,368		204,888
Goodwill	—	—	12,486		10,145
Other intangible assets	11	—	6,425		4,445
Assets	240,653	214,577	663,999		588,764

Noninterest-bearing deposits	3,055	2,432	97,524		114,044
Interest-bearing deposits	11,670	2,696	414,767		342,725
Total deposits	14,725	5,128	512,291		456,769

Total U.S. Bancorp shareholders’ equity	5,781	10,800	53,817		49,820

(a)	Presented net of related rewards and rebate costs and certain partner payments of $762 million and $754 million for the three months ended September 30, 2023 and 2022, respectively.
(b)	Includes revenue generated from certain contracts with customers of $2.2 billion and $2.1 billion for the three months ended September 30, 2023 and 2022, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $185 million and $190 million of revenue for the three months ended September 30, 2023 and 2022, respectively, primarily consisting of interest income on sales-type and direct financing leases.

U.S. Bancorp	77

Business segment results for the nine months ended September 30 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking				Payment Services
(Dollars in Millions)	2023	2022	2023		2022		2023		2022
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$4,691	$3,650	$6,413		$4,752		$1,991		$1,870
Noninterest income	3,122	2,672	1,256		1,177		3,027	(a)	2,844	(a)
Total net revenue	7,813	6,322	7,669		5,929		5,018		4,714
Noninterest expense	3,844	3,020	5,295		4,210		2,795		2,601
Income (loss) before provision and income taxes	3,969	3,302	2,374		1,719		2,223		2,113
Provision for credit losses	264	180	30		15		933		636
Income (loss) before income taxes	3,705	3,122	2,344		1,704		1,290		1,477
Income taxes and taxable-equivalent adjustment	927	781	586		426		322		370
Net income (loss)	2,778	2,341	1,758		1,278		968		1,107
Net (income) loss attributable to noncontrolling interests	—	—	—		—		—		—
Net income (loss) attributable to U.S. Bancorp	$2,778	$2,341	$1,758		$1,278		$968		$1,107

Average Balance Sheet
Loans	$177,081	$145,594	$163,905		$141,276		$37,942		$33,820
Other earning assets	6,386	4,682	2,462		3,330		126		810
Goodwill	4,634	3,638	4,512		3,248		3,328		3,312
Other intangible assets	972	295	5,378		3,515		361		435
Assets	203,358	163,392	181,595		156,904		43,928		40,536

Noninterest-bearing deposits	74,003	84,200	33,638		30,722		3,052		3,459
Interest-bearing deposits	198,702	169,892	185,476		162,528		104		166
Total deposits	272,705	254,092	219,114		193,250		3,156		3,625

Total U.S. Bancorp shareholders’ equity	22,246	17,758	16,236		12,324		9,181		8,129

	Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2023	2022	2023		2022
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$290	$249	$13,385		$10,521
Noninterest income	592	720	7,997	(b)	7,413	(b)
Total net revenue	882	969	21,382	(c)	17,934	(c)
Noninterest expense	1,720	1,032	13,654		10,863
Income (loss) before provision and income taxes	(838)	(63)	7,728		7,071
Provision for credit losses	536	(46)	1,763		785
Income (loss) before income taxes	(1,374)	(17)	5,965		6,286
Income taxes and taxable-equivalent adjustment	(467)	(199)	1,368		1,378
Net income (loss)	(907)	182	4,597		4,908
Net (income) loss attributable to noncontrolling interests	(15)	(8)	(15)		(8)
Net income (loss) attributable to U.S. Bancorp	$(922)	$174	$4,582		$4,900

Average Balance Sheet
Loans	$5,184	$4,041	$384,112		$324,731
Other earning assets	215,805	202,578	224,779		211,400
Goodwill	—	—	12,474		10,198
Other intangible assets	19	—	6,730		4,245
Assets	238,600	221,235	667,481		582,067

Noninterest-bearing deposits	2,863	2,512	113,556		120,893
Interest-bearing deposits	8,795	2,350	393,077		334,936
Total deposits	11,658	4,862	506,633		455,829

Total U.S. Bancorp shareholders’ equity	5,777	12,593	53,440		50,804

(a)	Presented net of related rewards and rebate costs and certain partner payments of $2.2 billion for both the nine months ended September 30, 2023 and 2022.
(b)	Includes revenue generated from certain contracts with customers of $6.6 billion and $6.0 billion for the nine months ended September 30, 2023 and 2022, respectively.
(c)
The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $554 million and $582 million of revenue for the nine months ended September 30, 2023 and 2022, respectively, primarily consisting of interest income on sales-type and direct financing leases.

78	U.S. Bancorp

Note 18	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to September 30, 2023 through the date the consolidated financial statements were filed with the United States Securities and Exchange Commission. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	79

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended September 30
	2023			2022			2023 v 2022
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$163,236	$1,172	2.87%	$164,851	$888	2.15%	(1.0)%
Loans held for sale	2,661	42	6.28	3,499	49	5.61	(23.9)
Loans (b)
Commercial	134,720	2,254	6.64	128,519	1,230	3.80	4.8
Commercial real estate	54,253	854	6.25	40,010	428	4.25	35.6
Residential mortgages	114,627	1,078	3.76	84,018	687	3.27	36.4
Credit card	26,883	886	13.07	24,105	676	11.13	11.5
Other retail	46,394	642	5.49	60,126	592	3.91	(22.8)
Total loans	376,877	5,714	6.02	336,778	3,613	4.26	11.9
Interest-bearing deposits with banks	53,100	742	5.55	29,130	151	2.05	82.3
Other earning assets	9,371	118	5.01	7,408	58	3.16	26.5
Total earning assets	605,245	7,788	5.12	541,666	4,759	3.50	11.7
Allowance for loan losses	(7,266)			(5,885)			(23.5)
Unrealized gain (loss) on investment securities	(8,241)			(6,862)			(20.1)
Other assets	74,261			59,845			24.1
Total assets	$663,999			$588,764			12.8
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$97,524			$114,044			(14.5)%
Interest-bearing deposits
Interest checking	132,560	370	1.11	113,364	54	.19	16.9
Money market savings	177,340	1,638	3.66	125,389	350	1.11	41.4
Savings accounts	50,138	25	.19	67,782	2	.01	(26.0)
Time deposits	54,729	547	3.97	36,190	128	1.41	51.2
Total interest-bearing deposits	414,767	2,580	2.47	342,725	534	.62	21.0
Short-term borrowings
Federal funds purchased	277	4	5.07	442	2	2.01	(37.3)
Securities sold under agreements to repurchase	2,919	32	4.36	2,130	7	1.25	37.0
Commercial paper	7,558	73	3.85	7,301	18	.99	3.5
Other short-term borrowings	16,796	343	8.09	19,161	143	2.96	(12.3)
Total short-term borrowings	27,550	452	6.50	29,034	170	2.33	(5.1)
Long-term debt	43,826	488	4.42	31,814	198	2.47	37.8
Total interest-bearing liabilities	486,143	3,520	2.87	403,573	902	.89	20.5
Other liabilities	26,049			20,863			24.9
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	47,009			43,012			9.3
Total U.S. Bancorp shareholders’ equity	53,817			49,820			8.0
Noncontrolling interests	466			464			.4
Total equity	54,283			50,284			8.0
Total liabilities and equity	$663,999			$588,764			12.8
Net interest income		$4,268			$3,857
Gross interest margin			2.25%			2.61%
Gross interest margin without taxable-equivalent increments			2.23%			2.59%
Percent of Earning Assets
Interest income			5.12%			3.50%
Interest expense			2.31			.67
Net interest margin			2.81%			2.83%
Net interest margin without taxable-equivalent increments			2.79%			2.81%

(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in avera ge loa n balances.

80	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Nine Months Ended September 30
	2023			2022			2023 v 2022
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$163,051	$3,364	2.75%	$170,267	$2,449	1.92%	(4.2)%
Loans held for sale	2,564	111	5.77	4,214	163	5.17	(39.2)
Loans (b)
Commercial	136,159	6,452	6.33	120,723	2,653	2.94	12.8
Commercial real estate	54,923	2,504	6.09	39,541	1,053	3.56	38.9
Residential mortgages	116,167	3,215	3.69	80,589	1,937	3.21	44.1
Credit card	26,171	2,508	12.81	22,907	1,827	10.66	14.2
Other retail	50,692	1,947	5.13	60,971	1,629	3.57	(16.9)
Total loans	384,112	16,626	5.78	324,731	9,099	3.74	18.3
Interest-bearing deposits with banks	49,495	1,904	5.14	30,030	222	.99	64.8
Other earning assets	9,669	344	4.76	6,889	125	2.43	40.4
Total earning assets	608,891	22,349	4.90	536,131	12,058	3.00	13.6
Allowance for loan losses	(7,094)			(5,766)			(23.0)
Unrealized gain (loss) on investment securities	(7,708)			(6,229)			(23.7)
Other assets	73,392			57,931			26.7
Total assets	$667,481			$582,067			14.7
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$113,556			$120,893			(6.1)%
Interest-bearing deposits
Interest checking	129,980	965	.99	115,095	83	.10	12.9
Money market savings	159,178	3,841	3.23	122,943	523	.57	29.5
Savings accounts	59,251	61	.14	67,632	6	.01	(12.4)
Time deposits	44,668	1,157	3.46	29,266	179	.82	52.6
Total interest-bearing deposits	393,077	6,024	2.05	334,936	791	.32	17.4
Short-term borrowings
Federal funds purchased	475	16	4.63	770	4	.65	(38.3)
Securities sold under agreements to repurchase	2,873	84	3.91	2,035	9	.62	41.2
Commercial paper	7,880	193	3.27	6,691	22	.44	17.8
Other short-term borrowings	28,136	1,351	6.42	14,329	213	1.99	96.4
Total short-term borrowings	39,364	1,644	5.58	23,825	248	1.40	65.2
Long-term debt	42,551	1,296	4.07	32,055	498	2.07	32.7
Total interest-bearing liabilities	474,992	8,964	2.52	390,816	1,537	.53	21.5
Other liabilities	25,028			19,088			31.1
Shareholders’ equity
Preferred equity	6,808			6,746			.9
Common equity	46,632			44,058			5.8
Total U.S. Bancorp shareholders’ equity	53,440			50,804			5.2
Noncontrolling interests	465			466			(.2)
Total equity	53,905			51,270			5.1
Total liabilities and equity	$667,481			$582,067			14.7
Net interest income		$13,385			$10,521
Gross interest margin			2.38%			2.47%
Gross interest margin without taxable-equivalent increments			2.36%			2.45%
Percent of Earning Assets
Interest income			4.90%			3.00%
Interest expense			1.96			.38
Net interest margin			2.94%			2.62%
Net interest margin without taxable-equivalent increments			2.92%			2.60%

(a)	Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	81

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
— See the information set forth in the “Capital Management” section on page 27 of this Report for information regarding shares repurchased by the Company during the third quarter of 2023, which is incorporated herein by reference.
On August 3, 2023, the Company issued 24 million shares of common stock of the Company to an affiliate of MUFG for a purchase price of $936 million. The proceeds of the issuance were used to repay a portion of the Company’s $3.5 billion debt obligation to MUFG. See “MUFG Union Bank Acquisition” on page 5 of this Report for further information.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed on April 20, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 19, 2023).
10.1	Amended and Restated Registration Rights Agreement, dated as of August 3, 2023, by and between U.S. Bancorp and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form
10-Q
for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

82	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ L ISA R. S TARK

Dated: November 1, 2023		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	83

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
Dated: November 1, 2023

84	U.S. Bancorp

EXHIBIT 31.2
CERTIFICATION PURSUANT TO
RULE 13a-14(a)
UNDER THE SECURITIES EXCHANGE ACT OF 1934
I, John C. Stern, certify that:

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

/ S / J OHN C. S TERN
John C. Stern
Chief Financial Officer
Dated: November 1, 2023

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

(1)
The Quarterly Report on Form
10-Q
for the quarter ended September 30, 2023 (the “Form
10-Q”)
of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ A NDREW C ECERE	/s/ J OHN C. S TERN
Andrew Cecere Chief Executive Officer Dated: November 1, 2023	John C. Stern Chief Financial Officer

86	U.S. Bancorp

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