Form 10-K
period 2023-12-31
US BANCORP \DE\
filed 2024-02-20
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $50.6 billion based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2024
Common Stock, $.01 par value per share	1,558,133,431

Auditor Firm Id: 42                  Auditor Name: Ernst & Young LLP     Auditor Location: Minneapolis, Minnesota

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
1.Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2023 (the “2023 Annual Report”)	Parts I and II
2.Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2024 (the “Proxy Statement”)	Part III

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
Forward-looking statements involve inherent risks and uncertainties that could cause actual results to differ materially from those set forth in forward-looking statements, including the following risks and uncertainties:
•Deterioration in general business and economic conditions or turbulence in domestic or global financial markets, which could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities, reduce the availability of funding to certain financial institutions, lead to a tightening of credit, and increase stock price volatility;
•Turmoil and volatility in the financial services industry, including failures or rumors of failures of other depository institutions, which could affect the ability of depository institutions, including U.S. Bank National Association ("USBNA"), to attract and retain depositors, and could affect the ability of financial services providers, including U.S. Bancorp, to borrow or raise capital;
•Actions taken by governmental agencies to stabilize the financial system and the effectiveness of such actions;
•Changes to regulatory capital, liquidity and resolution-related requirements applicable to large banking organizations in response to recent developments affecting the banking sector;
•Changes to statutes, regulations, or regulatory policies or practices, including capital and liquidity requirements, and the enforcement and interpretation of such laws and regulations, and U.S. Bancorp’s ability to address or satisfy those requirements and other requirements or conditions imposed by regulatory entities;
•Changes in interest rates;
•Increases in unemployment rates;
•Deterioration in the credit quality of U.S. Bancorp's loan portfolios or in the value of the collateral securing those loans;
•Risks related to originating and selling mortgages, including repurchase and indemnity demands, and related to U.S. Bancorp’s role as a loan servicer;
•Impacts of current, pending or future litigation and governmental proceedings;
•Increased competition from both banks and non-banks;
•Effects of climate change and related physical and transition risks;
•Changes in customer behavior and preferences and the ability to implement technological changes to respond to customer needs and meet competitive demands;
•Breaches in data security;
•Failures or disruptions in or breaches of U.S. Bancorp’s operational, technology or security systems or infrastructure, or those of third parties;
•Failures to safeguard personal information;
•Impacts of pandemics, natural disasters, terrorist activities, civil unrest, international hostilities and geopolitical events;
•Impacts of supply chain disruptions, rising inflation, slower growth or a recession;
•Failure to execute on strategic or operational plans;

•Effects of mergers and acquisitions and related integration;
•Effects of critical accounting policies and judgments;
•Effects of changes in or interpretations of tax laws and regulations;
•Management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputation risk; and
•The risks and uncertainties more fully discussed in the section entitled “Risk Factors” of the 2023 Annual Report.
In addition, U.S. Bancorp’s acquisition of MUFG Union Bank, N.A. (“MUB”) presents risks and uncertainties, including, among others: the risk that any revenue synergies and other anticipated benefits of the acquisition may not be realized or may take longer than anticipated to be realized.
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
U.S. Bancorp’s banking subsidiary, USBNA, is engaged in the general banking business, principally in domestic markets, and holds all of the Company’s consolidated deposits of $512.3 billion at December 31, 2023. USBNA provides a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and to large national customers operating in specific industries targeted by the Company, such as healthcare, utilities, oil and gas, and state and municipal government. Lending services include traditional credit products as well as credit card services, lease financing and import/export trade, asset-backed lending, agricultural finance and other products. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as capital markets, treasury management and receivable lock-box collection are provided to corporate and governmental entity customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.
Other U.S. Bancorp non-banking subsidiaries offer investment and insurance products to the Company’s customers principally within its domestic markets, and fund administration services to a broad range of mutual and other funds.
Banking and investment services are provided through a network of 2,274 banking offices across 26 states as of December 31, 2023, principally operating in the Midwest and West regions of the United States. A significant percentage of consumer transactions are completed using USBNA's digital banking services, both online and through its digital app. The Company operates a network of 4,524 ATMs as of December 31, 2023, and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s domestic markets. Lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources. The Company is also one of the largest providers of corporate and purchasing card services and corporate trust services in the United States. The Company’s wholly-owned subsidiary, Elavon, Inc. (“Elavon”), provides domestic merchant processing services directly to merchants. Wholly-owned subsidiaries of Elavon provide similar merchant services in Canada and segments of Europe. The Company also provides corporate trust and fund administration services in Europe. These foreign operations are not significant to the Company.
MUFG Union Bank Acquisition
On December 1, 2022, the Company acquired MUB’s core regional banking franchise from Mitsubishi UFJ Financial Group, Inc. ("MUFG"). Pursuant to the terms of the Share Purchase Agreement, the Company acquired all the issued and outstanding shares of common stock of MUB for a purchase price consisting of $5.5 billion in cash and approximately 44 million shares of the Company’s common stock. The Company also received additional MUB cash of $3.5 billion upon completion of the acquisition, which is required to be repaid to MUFG on or prior to the fifth anniversary date of the completion of the purchase. On August 3, 2023, the Company completed a debt/equity conversion with MUFG. As a result, the Company repaid $936 million of its debt obligation from the proceeds of the issuance of 24 million shares of common stock of the Company to an affiliate of MUFG (the “Debt/Equity Conversion”). After the Debt/Equity Conversion, the Company had a remaining repayment obligation to MUFG of $2.6 billion. On May 26, 2023, the Company merged MUB into USBNA, the Company’s primary banking subsidiary. The Company’s 2023 results reflect the full financial results of the acquired business.
Business Segments
The Company’s major lines of business are Wealth, Corporate, Commercial and Institutional Banking, Consumer and Business Banking, Payment Services, and Treasury and Corporate Support.
Wealth, Corporate, Commercial and Institutional Banking Wealth, Corporate, Commercial and Institutional Banking provides core banking, specialized lending, transaction and payment processing, capital markets, asset management, and brokerage and investment related services to wealth, middle market, large corporate, government and institutional clients. Wealth, Corporate, Commercial and Institutional Banking contributed $3.6 billion of the Company’s net income in 2023, an increase of $202 million (6.0 percent) compared with 2022.
Consumer and Business Banking Consumer and Business Banking comprises consumer banking, small business banking and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, online services, direct mail, ATM processing, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners. Consumer and Business Banking contributed $2.2 billion of the Company’s net income in 2023, an increase of $378 million (20.6 percent) compared with 2022.
Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services and merchant processing. Payment Services contributed $1.2 billion of the Company’s net income in 2023, a decrease of $150 million (11.2 percent) compared with 2022.
Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded a net loss of $1.5 billion of the Company’s net income in 2023, a decrease of $826 million compared with 2022.
Additional information regarding the Company’s business segments can be found on pages 56 to 58 of the Company’s 2023 Annual Report under the heading “Line of Business Financial Review,” which is incorporated herein by reference.
Human Capital
The Company’s success depends, in large part, on its ability to attract, develop and retain skilled employees. The Company recognizes that supporting, engaging and continuously upskilling its workforce is key to meeting evolving corporate and customer needs. To further those efforts, the Company is dedicated to fostering a diverse, equitable and inclusive work environment; providing pay that is competitive and fair, as well as other benefits and programs that promote wellness; and supporting employees’ professional development through programs that promote engagement, learning and productivity. As of December 31, 2023, the Company employed a total of 75,465 employees globally.
Diversity, Equity and Inclusion The Company continues to expand its talent pipeline to increase the representation of women at leadership levels and people of color at all levels, including at the executive and senior management levels. The Company’s hiring program strives to include the inclusion of at least one woman or one person of color on interview slates for all roles at the Company. In addition, the Company offers various mentorship, leadership and development opportunities that enable participants, including women and people of color, to enhance networks, key skills and work experiences. The Company also provides inclusive leadership learning journeys designed to coach and develop its leaders in driving employee and team performance through inclusive behaviors and best practices.
To help create and sustain an inclusive workforce, the Company sponsors Business Resource Groups (“BRGs”), including Asian heritage, Black heritage, Nosotros Latinos, Indigenous Peoples, U.S. Bank women, Spectrum LGBTQ, Proud to Serve: Military and Veterans, European Inclusion, and Disability employee groups, with chapters across the Company and membership available to all employees. These BRGs enable employees from a wide variety of backgrounds, identities and perspectives to connect in ways that empower them to contribute, innovate and grow. Through these BRGs, employees can come together to discuss topics of interest to them, develop professional skills and build overall employee engagement, helping to create and sustain an inclusive workforce that drives business growth and propels accountability for diversity and inclusion within the Company.
These programs, practices and policies are part of the Company’s strategy to have an ethnically and gender diverse employee base. As of December 31, 2023, of the Company’s employees in the United States, 57 percent were women and 39 percent were people of color. As of December 31, 2023, 34 percent of the Company’s employees at the executive and senior management levels in the United States were women and 21 percent were people of color. In addition, as of December 31, 2023, of the Company’s 13 directors, 5 were women and 4 were people of color. All diversity information is based on information self-disclosed by the employee or director to the Company. To provide transparency on progress relating to its commitment to seek and promote diverse talent, the Company publicly discloses consolidated EEO-1 data on its website.
Equitable and Competitive Compensation, Health & Wellness Programs Maintaining competitive compensation and benefits practices is a continued focus for the Company, with periodic peer and benchmarking reviews used to assist with competitive alignment and employee retention. The Company remains committed to fair pay and continues to prioritize pay equity efforts. To further the Company’s efforts to provide fair and equitable compensation to its employees, the Company has processes to address any gender and racial pay inequities identified within its workforce. This work starts with fair hiring practices. The Company also has guidelines in place for both internal and external job postings to assist the Company’s leaders in making fair compensation decisions based on the demands and responsibilities of each role, candidate experience, and pay related to comparable internal positions. As part of the Company's efforts to enhance pay transparency, all open positions in the United States have a disclosed compensation range. The Company conducts periodic reviews of base pay of employee groups across gender and racial categories with the assistance of an independent third-party consultant. Should gender or race-based disparities in pay be identified, the Company adjusts compensation levels to eliminate those disparities. In the 2023 review, on average, employees of the Company in the United States who are women were paid greater than 99 percent of what their male counterparts were paid, and employees of the Company in the United States who are people of color were paid greater than 99 percent of what their white counterparts were paid, in each case taking into account several factors including comparable jobs, experience and location. The 2023 review excluded employees from the MUB acquisition who had not transitioned into the Company's pay structures.
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
The Company continues to support flexible work programs with remote and in-person work arrangements, providing additional optionality and flexibility for most employees, which helps the Company attract and retain talent. The Company continues to adapt and evolve its flexible work programs as it recognizes the changes to employee and customer priorities and its customers’ and employees' changing needs.
Employee Engagement and Retention As part of its efforts to develop and retain skilled employees, the Company remains focused on monitoring employee engagement. The Company’s employee listening program enables the Company to collect quantitative and qualitative feedback from employees on an ongoing basis, which then supports and informs the Company on human capital strategies and decisions.
As part of its talent strategy, the Company strives to support continuous employee learning and development. The Company provides a number of talent development opportunities for employees to enhance skills that are critical in the current and future working environment and empowers employees to discover ways to thrive and grow their careers, which aligns with the Company’s Employment Value Proposition. For example, the Company’s learning programs include the Digital and Leadership Academies, which focus on digital and core leadership skill development. The Company continues to deploy cultural sensitivity and customer interaction training for its frontline employees that focuses on building skills to serve all the Company's customers with excellence. In addition, every employee is automatically included in the Company’s Development Network that provides all employees with opportunities to network, learn, develop leadership skills and contribute to the Company and its communities. Succession planning and talent development processes remain a top priority for the Company along with continuous improvements to its training and development programs. During 2023, employees completed over 3 million hours of training through the Company’s enterprise learning programs to better support their professional development and customer and business needs.
Human Capital Governance The Company’s Board of Directors oversees the Company’s human capital management. The Board’s Compensation and Human Resources Committee discharges the Board’s oversight responsibilities relating to the Company’s compensation programs and employee benefit plans, overseeing the Company’s human capital strategy and talent management program and employee diversity, equity and inclusion initiatives. Coordinating with the Compensation and Human Resources Committee, the Board’s Public Responsibility Committee also oversees the Company’s diversity, equity and inclusion strategy. The Company’s Chief Human Resources Officer regularly reports to the Board’s Compensation and Human Resources Committee on human capital matters such as human resource practices and programs, including employee benefits and compensation programs. To promote accountability for the Company’s diversity, equity and inclusion efforts, the Company’s Chief Diversity Officer reports directly to the Chief Executive Officer and serves as a member of its senior management team.
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
General As a BHC, the Company is subject to regulation under the BHC Act and to inspection, examination and supervision by the Federal Reserve. USBNA and its subsidiaries are subject to regulation, examination and supervision primarily by the Office of the Comptroller of the Currency (the “OCC”) and also by the FDIC, the Federal Reserve, the Consumer Financial Protection Bureau (the “CFPB”), the Securities and Exchange Commission (the “SEC”) and the Commodities Futures Trading Commission (the “CFTC”) in certain areas.
Supervision and regulation by the responsible regulatory agencies generally include comprehensive annual reviews of all major aspects of the Company’s and USBNA’s business and condition, regular on-site examinations, and imposition of periodic reporting requirements and limitations on investments and certain types of activities. If an applicable regulatory agency deems the Company to be operating in a manner that is inconsistent with safe and sound banking practices, such agency can require the entry into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which the Company would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions. Supervision and examinations are confidential, and the outcomes of these actions generally are not made public.
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
As a BHC with over $100 billion in total consolidated assets, the Company is subject to the Dodd-Frank Act’s enhanced prudential standards, as applied to “Category III” institutions under the federal banking regulators’ rules that tailor how enhanced prudential standards apply to large U.S. banking organizations (the “Tailoring Rules”). The Tailoring Rules also apply certain enhanced prudential standards to its subsidiary depository institution, USBNA, as described in more detail below.
In connection with the Company’s acquisition of MUB, the Company committed (the “Federal Reserve Commitments”) to submit to the Federal Reserve quarterly implementation plans for complying with requirements applicable to “Category II” institutions (i.e., institutions with $700 billion or more in total assets or $75 billion or more in cross-jurisdictional activities). The Company also committed to meet requirements applicable to Category II institutions by the earlier of (i) the date required under the Tailoring Rules; and (ii) December 31, 2024, if the Federal Reserve notifies the Company by January 1, 2024, that the Company must comply with such rules. On October 16, 2023, the Federal Reserve granted the Company relief from both of these commitments. As a result, the Company will continue to be subject to the regulatory capital and liquidity requirements applicable to Category III institutions until otherwise required under the Tailoring Rules (i.e., until the Company’s total average consolidated assets for the then most recent four quarters equal $700 billion or more or the amount of the Company’s average cross-jurisdictional activities for the then most recent four quarters equals $75 billion or more).
Supervisory Ratings Federal banking regulators regularly examine the Company and its insured depository institution subsidiary, USBNA. Following those exams, the Company (under the Federal Reserve’s Large Financial Institution Rating System) and USBNA (under the CAMELS rating system) are assigned supervisory ratings. Disclosure of these ratings to third parties is not allowed without permission of the issuing regulator. A downgrade in these ratings could limit the Company’s ability to pursue acquisitions or conduct other expansionary activities for a period of time, require new or additional regulatory approvals before engaging in certain other business activities or investments, affect USBNA’s deposit insurance assessment rates, limit the Company's access to funding through government-sponsored liquidity programs, and impose additional recordkeeping and corporate governance requirements, as well as generally increase regulatory scrutiny of the Company.
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
Interstate Banking A BHC may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time (not to exceed five years). Also, such an acquisition is not permitted if the BHC controls, prior to or following the proposed acquisition, more than 10 percent of the total amount of deposits of insured depository institutions nationwide or, if the acquisition is the BHC’s initial entry into the state, more than 30 percent of the deposits of insured depository institutions in the state (or any lesser or greater amount set by the state). Banks may merge across state lines to create interstate branches and are permitted to establish new branches in another state to the same extent as banks chartered by that state.
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
Source of Strength The Company is required to act as a source of strength to USBNA, and to commit capital and financial resources to support USBNA in circumstances where the Company might not otherwise do so. Under these requirements, the Federal Reserve may in the future require the Company to provide financial assistance to USBNA, should it experience financial distress. Capital loans by the Company to USBNA would be subordinate in right of payment to deposits and certain other debts of USBNA.
OCC Heightened Standards USBNA is subject to the OCC’s guidelines establishing heightened standards for large national banks, which establish minimum standards for the design and implementation of a risk governance framework for banks. The OCC may take action against institutions that fail to meet these standards.
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
Dividend Restrictions The Company is a legal entity separate and distinct from its subsidiaries. Typically, the majority of the Company’s operating funds are received in the form of dividends paid to the Company by USBNA. Federal law imposes limitations on the payment of dividends by national banks. In general, dividends payable by USBNA and the Company’s trust bank subsidiaries, as national banking associations, are limited by rules that compare dividends to net income for periods defined by regulation.
The OCC, the Federal Reserve and the FDIC also have authority to prohibit or limit the payment of dividends by the banking organizations they supervise (including the Company and USBNA) if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
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
Capital Requirements The Company is subject to certain regulatory risk-based capital and leverage requirements under capital rules adopted by the Federal Reserve, and USBNA is subject to substantially similar rules adopted by the OCC. These rules implement the Basel Committee’s framework for strengthening the regulation, supervision and risk management of banks (“Basel III”), as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the Federal Reserve and OCC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.

Under the Tailoring Rules, the Company and USBNA are each currently subject to “Category III” standards, and are “standardized approach” banking organizations that are subject to rules that provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital. Growth in total consolidated assets (including assets obtained in acquisitions) or cross-jurisdictional activity (as defined in the Tailoring Rules) could affect the Company’s continued classification as a “Category III” institution, which could result in the Company and its insured depository institution subsidiary becoming “advanced approaches” banking organizations, a requirement to recognize elements of accumulated other comprehensive income in regulatory capital, as well as other more stringent capital, liquidity, and other regulatory requirements.
Under the United States Basel III-based capital rules, the Company is subject to a minimum common equity tier 1 (“CET1”) capital ratio (CET1 capital to risk-weighted assets) of 4.5 percent, a minimum tier 1 capital ratio of 6.0 percent and a minimum total capital ratio of 8.0 percent. At December 31, 2023, the Company exceeded these minimum capital ratio requirements. The Company is also subject to the SCB, which is based on the results of the Federal Reserve’s supervisory stress tests and the Company’s planned common stock dividends, and, if deployed by the Federal Reserve, up to a 2.5 percent common equity tier 1 countercyclical capital buffer. These additional requirements must be satisfied entirely with capital that qualifies as CET1. Although the Federal Reserve has not to date raised the countercyclical capital buffer above zero percent, the countercyclical capital buffer could change in the future. The SCB generally is assigned on an annual basis and becomes effective on October 1 of each year, subject to a 2.5 percent floor, and may vary over time. As of December 31, 2023, the SCB applicable to the Company is 2.5 percent. If the Federal Reserve were to raise the countercyclical capital buffer, or if the SCB applicable to the Company were to exceed 2.5 percent, this would also change the effective minimum capital ratios to which the Company is subject. For USBNA, the buffer requirement consists of the static capital conservation buffer equal to 2.5 percent of risk-weighted assets.
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
United States banking organizations are also subject to a minimum tier 1 leverage ratio of 4.0 percent. As a Category III banking organization, the Company is also subject to a minimum Supplementary Leverage Ratio (“SLR”) of 3.0 percent that takes into account both on-balance sheet and certain off-balance sheet exposures. At December 31, 2023, the Company exceeded the applicable minimum tier 1 leverage ratio and SLR requirements.
In July 2023, the U.S. federal bank regulatory authorities proposed a rule implementing the Basel Committee’s finalization of the post-crisis regulatory capital reforms, commonly referred to as “Basel III Endgame.” The proposal provides for a July 1, 2025 effective date, subject to a three-year transition period. The proposal would set stricter criteria for the use of internal models by replacing the market risk rule with the “Fundamental Review of the Trading Book,” and would introduce new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, which would replace the current models-based approaches. In addition, under the proposed rule, also subject to a phase-in period, Category III banking institutions, such as the Company, would no longer be permitted to opt out of including certain components of accumulated other comprehensive income in regulatory capital, which would result in unrealized gains and losses on available-for-sale securities being included in the calculation of the Company’s regulatory capital ratios. The Company continues to evaluate the potential effects of the proposed rule, and the effects on the Company will depend on the final form of any rulemaking. However, the Company expects that any final rule would result in the Company being required to maintain increased levels of regulatory capital.
In 2020, the United States federal banking agencies adopted a rule that allowed banking organizations, including the Company and USBNA, to elect to delay temporarily the estimated effects of adopting the current expected credit loss accounting standard (“CECL”) on regulatory capital until January 2022 and subsequently to phase in the effects through January 2025. Through the 2023 stress test cycle, the Federal Reserve has not yet incorporated CECL into the calculation of the allowance for credit losses in supervisory stress tests, and the Federal Reserve issued guidance in December 2023 to indicate that it will maintain the current framework for allowance for credit losses in the supervisory stress test through the 2024 stress test cycle. For further discussion of CECL, see Notes 1 and 6 of the Notes to Consolidated Financial Statements in the 2023 Annual Report. The Company and USBNA elected to delay and subsequently phase in the regulatory capital impact of CECL in accordance with this rule.
For additional information regarding the Company’s regulatory capital, see “Capital Management” in the 2023 Annual Report.

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
Stress Testing The Federal Reserve’s CCAR framework and the Dodd-Frank Act stress testing framework require BHCs subject to Category III standards such as the Company to conduct an annual internal stress test in connection with its annual capital plan submission as well as biennial company-run stress tests, and subject such BHCs to annual supervisory stress tests conducted by the Federal Reserve. Among other things, the company-run stress tests employ stress scenarios developed by the Company as well as stress scenarios provided by the Federal Reserve and incorporate the Dodd-Frank Act capital actions (as opposed to the Company’s planned capital actions), which are intended to normalize capital distributions across large U.S. BHCs. The Federal Reserve conducts CCAR and Dodd-Frank Act supervisory stress tests employing stress scenarios and internal supervisory models and incorporates the Company’s planned capital actions and the Dodd-Frank Act capital actions, respectively, into its stress tests. The Federal Reserve and the Company are currently required to publish the results of the annual supervisory and biennial company-run stress tests, respectively, no later than June 30 of each applicable year. If the Company were to become a “Category II” institution for purposes of the Tailoring Rules, the Company would become subject to annual (rather than biennial) company-run stress tests.
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
Basel III Liquidity Requirements As Category III banking organizations, the Company and USBNA are each subject to a minimum liquidity coverage ratio ("LCR") under the Tailoring Rules. The LCR is designed to ensure that BHCs have sufficient high-quality liquid assets to survive a significant liquidity stress event lasting for 30 calendar days. In addition, the Company and USBNA are subject to the net stable funding ratio ("NSFR") rule, which is designed to promote stable, longer-term funding of assets and business activities over a one-year time horizon. Under the Tailoring Rules and NSFR rule, the Company and USBNA, as Category III banking organizations with less than $75 billion of weighted short-term wholesale funding, qualify for reduced LCR and NSFR requirements calibrated at 85 percent of the full requirements. If the Company were to become a “Category II” institution for purposes of the Tailoring Rules, the Company would become subject to the full (100 percent) LCR and NSFR requirements, as well as daily (rather than monthly) liquidity reporting requirements.
Prompt Corrective Action The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) provides a framework for regulation of depository institutions and their affiliates (including parent holding companies) by federal banking regulators. As part of that framework, the FDICIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to an FDIC-insured depository institution, such as USBNA, if that institution does not meet certain capital adequacy standards. Supervisory actions by the appropriate federal banking regulator under the “prompt corrective action” rules generally depend upon an institution’s classification within five capital categories. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The FDICIA also provides for enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution.
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
Long-Term Debt Requirements In August 2023, the Federal Reserve, OCC and FDIC issued a proposed rule that would require, among other institutions, each Category III U.S. BHC, including the Company, and each insured depository institution with $100 billion or more in total consolidated assets that is a consolidated subsidiary of a Category III U.S. BHC, such as USBNA, to have minimum levels of outstanding long-term debt. The proposed rule is intended to improve the resolvability of the banking organizations covered by the rule. Under the proposed rule, covered banking organizations would be required to maintain long-term debt in an amount that is equal to the greater of (i) 6% of the organization’s risk-weighted assets; (ii) 3.5% of the organization’s average total consolidated assets; and (iii) 2.5% of the organization’s total leverage exposure, if the organization is subject to the SLR rule. The requirement would be phased in over three years, with covered banking organizations being required to meet 25% of the requirement within one year after finalization of the rule, 50% after two years and 100% after three years. The Company continues to evaluate the potential effects of the proposed rule. Although any effects on the Company and USBNA will depend on the final form of any rulemaking, the Company expects that under any final rule, it and USBNA would be required to maintain substantially more long-term debt than it currently maintains.
Deposit Insurance The DIF provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250,000 per depositor. Deposits at USBNA are insured up to the applicable limits. The DIF is funded through assessments on insured depository institutions, including USBNA, based on the risk each institution poses to the DIF. The FDIC may increase USBNA’s insurance premiums based on various factors, including the FDIC’s assessment of its risk profile.
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
In November 2023, the FDIC released a final rule to impose a special assessment to recover the losses to the DIF resulting from failures of other banking institutions during 2023. The Company expects the special assessments will be tax deductible. As a result of this rule, in the fourth quarter of 2023, the Company recognized additional noninterest expense of $734 million for the FDIC special assessment.
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
Resolution Plans The Company is required by the Federal Reserve and the FDIC to submit a periodic plan for the rapid and orderly resolution of the Company and its significant legal entities in the event of future material financial distress or failure. If the Federal Reserve and the FDIC jointly determine that the resolution plan is not credible and such deficiencies are not cured in a timely manner, the regulators may jointly impose on the Company more stringent capital, leverage or liquidity requirements or restrictions on the Company’s growth, activities or operations. If the Company were to fail to address the deficiencies in its resolution plan when required, it could eventually be required to divest certain assets or operations. As a Category III banking organization, the Company is required to submit resolution plans on a triennial cycle (alternating between targeted and full submissions). The Company submitted its targeted resolution plan in December 2021 and is scheduled to file its next full resolution plan in July 2024. In addition, in connection with the MUB acquisition, the Company committed to the Federal Reserve that it would, within six months of completing the acquisition of MUB, provide the Federal Reserve and the FDIC with an interim update to its resolution plan. The Company submitted the update to its resolution plan within the required time period.
In August 2023, the Federal Reserve and the FDIC released proposed guidance for 2024 and subsequent resolution plan submissions that would apply to certain institutions including Category III institutions such as the Company. The guidance addresses the core elements of an organization's resolution strategy and is intended, among other things, to reduce inconsistencies in the amounts and types of information filed by different organizations. The guidance is also intended to reflect the regulators' experience with bank failures that occurred during 2023. The effects on the Company's resolution planning, including the timing of submission, will depend on the final form of any guidance.

USBNA is required to file periodically separate resolution plans with the FDIC that should enable the FDIC, as receiver, to resolve USBNA under applicable receivership provisions of the Federal Deposit Insurance Act in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net present value return from the sale or disposition of its assets and minimizes the amount of any loss to the institution’s creditors. In June 2021, the FDIC issued a Statement on Resolution Plans for Insured Depository Institutions (the “FDIC Statement”). Among other things, the FDIC Statement established a three-year filing cycle for banks with $100 billion or more in total assets and provided details regarding the content that filers will be expected to prepare. Under this filing cycle, USBNA submitted its most recent resolution plan to the FDIC in November 2022. In August 2023, the FDIC issued a proposed rule that would require insured depository institutions with $100 billion or more in total assets, such as USBNA, to submit biennial resolution plans that include a comprehensive strategy from the point of potential failure to liquidation, which would be required to ensure timely access to insured deposits, maximize value from the disposition of assets, minimize losses to creditors and address potential risks to the U.S. economy or financial stability. Under the proposed rule, USBNA would be required to file resolution plans biennially beginning in 2025. The effects of the proposed rule on USBNA, including the timing of submission, will depend on the final form of any rulemaking.
In addition, in connection with the approval by the OCC of the merger of MUB into USBNA, USBNA committed (the “OCC Commitments”) to the OCC that it would (i) develop a list of business lines and/or portfolios (each an “object of sale”) that could be sold quickly in the event of stress; and (ii) prepare a plan, including a timeline, to effectuate such separability, including through the establishment of “data rooms” for each object of sale. USBNA was required to submit these items to the OCC for a written determination of no supervisory objection within six months of consummation of the merger of MUB into USBNA. USBNA submitted all items within the required timeframe.
Recovery Plans The OCC has established enforceable guidelines for recovery planning by insured national banks with average total consolidated assets of $250 billion or more, including USBNA. The guidelines provide that a covered bank should develop and maintain a recovery plan that is appropriate for its individual risk profile, size, activities, and complexity, including the complexity of its organizational and legal entity structure. The guidelines state that a recovery plan should, among other elements, (i) establish triggers, which are quantitative or qualitative indicators of the risk or existence of severe stress that should always be escalated to management or the board of directors, as appropriate, for purposes of initiating a response; (ii) identify a wide range of credible options that a covered bank could undertake to restore financial and operational strength and viability; and (iii) address escalation procedures, management reports, and communication procedures. USBNA’s recovery plan was reviewed and approved pursuant to these guidelines in December 2023.
Transactions with Affiliates There are various legal restrictions on the extent to which the Company and its non-bank subsidiaries may borrow or otherwise engage in certain types of transactions with USBNA or its subsidiaries. Under the Federal Reserve Act and the Federal Reserve’s Regulation W, USBNA and its subsidiaries are subject to quantitative and qualitative limits on extensions of credit (including credit exposure arising from repurchase and reverse repurchase agreements, securities borrowing and derivative transactions), purchases of assets, and certain other transactions with the Company or its other non-bank subsidiaries and affiliates. Additionally, transactions between USBNA or its subsidiaries, on the one hand, and the Company or its other non-bank subsidiaries and affiliates, on the other hand, are required to be on arm’s length terms. Transactions between USBNA and its affiliates and the Company and its other non-bank subsidiaries and its affiliates must be consistent with standards of safety and soundness.
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
As implemented by federal banking and securities regulators and the U.S. Department of the Treasury, AML laws obligate depository institutions and broker-dealers to verify their customers’ identity, verify the identity of beneficial owners of legal entity customers, conduct customer due diligence, report on suspicious activity, file reports of certain transactions in currency, and conduct enhanced due diligence on certain accounts. Sanctions laws prohibit United States persons and certain foreign affiliates from engaging in any transaction with a restricted person or restricted country. Depository institutions and broker-dealers are required by their respective federal regulators to maintain policies and procedures in order to ensure compliance with the above obligations. Federal regulators regularly examine BSA/Anti-Money Laundering (“AML”) and sanctions compliance programs to ensure their adequacy and effectiveness, and the frequency and extent of such examinations and related remedial actions have been increasing.
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
Community Reinvestment Act USBNA is subject to the provisions of the CRA. Under the terms of the CRA, banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of their communities, including providing credit to individuals residing in low- and moderate-income neighborhoods. The OCC assesses USBNA on its record in meeting the credit needs of the community served by USBNA, including low- and moderate-income neighborhoods. CRA assessments also are considered by the Federal Reserve or OCC when reviewing applications by banking institutions to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits, or to relocate an office. In the case of a BHC applying for approval to acquire a bank or other BHC, the Federal Reserve will assess the CRA records of each subsidiary depository institution of the applicant BHC, and those records may be the basis for denying the application. USBNA received an “Outstanding” CRA rating in its most recent examination, covering the period from January 1, 2016 through December 31, 2020. Prior to merging into USBNA, MUB received an “Outstanding” CRA rating in its most recent examination, covering the period from January 1, 2015 through December 31, 2018.
In October 2023, the OCC, together with the Federal Reserve and FDIC, issued a final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to strengthen the achievement of the core purpose of the CRA, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule tracks the proposed rule issued by the agencies in May 2022 and adjusts CRA evaluations based on bank size and type, with many of the changes applying only to banks with over $2 billion in assets and several applying only to banks with over $10 billion in assets, such as USBNA. The final rule introduces major changes to the CRA regulatory framework: (i) the delineation of assessment areas; (ii) the overall evaluation framework and performance standards and metrics; (iii) the definition of community development activities; and (iv) data collection and reporting. The final rule will become effective on April 1, 2024, but most provisions of the rule will not become applicable until January 1, 2026. The Company continues to evaluate the effect of the final rule on USBNA, and any effects may depend on further guidance from the regulators with respect to interpretive and implementation-related issues that may arise.
Regulation of Brokerage, Investment Advisory and Insurance Activities The Company conducts a broad range of securities activities, both retail and institutional, in the United States through U.S. Bancorp Investments, Inc., PFM Fund Distributors, Inc. and U.S. Bancorp Advisors, LLC (collectively, “broker-dealer entities”). These activities are subject to regulations of the SEC, the Financial Industry Regulatory Authority and other authorities, including state regulators. These regulations generally cover licensing of securities personnel, interactions with customers and counterparties, trading operations, securities underwriting compensation and arrangements, customer suitability, recordkeeping, reporting and communications. Securities regulators impose capital requirements on the Company’s broker-dealer entities and conduct audits or other periodic reviews of their sales practice and financial operations. In addition, the Company’s broker-dealer entities are members of the Securities Investor Protection Corporation, which oversees the liquidation of member broker-dealers that close when the broker-dealer is bankrupt or in financial distress and imposes membership fee assessments and other reporting requirements on the broker-dealer entities.
The operations of the First American family of funds, the Company’s proprietary money market fund complex, also are subject to regulation by the SEC, including rules requiring a floating net asset value for institutional prime and tax-free money market funds and permitting the board of directors of the money market funds the ability to limit redemptions during periods of stress (allowing for the use of liquidity fees and redemption gates during such times). In July 2023, the SEC finalized amendments to the rules that govern money market funds. These amendments will, among other things, increase liquidity requirements for money market funds by requiring funds to hold greater proportions of their total assets in securities that can be liquidated in one business day, and will require institutional prime and institutional tax-exempt money market funds to impose liquidity fees on investors that redeem their investments during times of stress.
The Company’s operations in the areas of insurance brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities, including the licensing of insurance brokers and agents.

Regulation of Derivatives and the Swaps Marketplace Under the Dodd-Frank Act, USBNA, as a CFTC registered swap dealer, is subject to rules regarding the regulation of the swaps marketplace and over-the-counter derivatives, including rules that require swap dealers and major swap participants to register with the CFTC, to meet robust business conduct standards to lower risk and promote market integrity, to meet certain recordkeeping and reporting requirements so that regulators can better monitor the markets, to centrally clear and trade swaps on regulated exchanges or execution facilities, and to be subject to certain capital and margin requirements. CFTC rules also require USBNA to be a member of the National Futures Association, a self-regulatory organization with authority over swap dealers.
In addition, the OCC’s rules concerning swap margin and capital requirements for swap dealers regulated by the OCC mandate the exchange of initial and variation margin for non-cleared swaps and non-cleared security-based swaps between swap entities regulated by five federal agencies and certain counterparties. The amount of margin will vary based on the relative risk of the non-cleared swap or non-cleared security-based swap. Other rules generally exempt inter-affiliate transactions from initial margin requirements to the extent a depository institution’s total exposure to all affiliates is less than 15 percent of its tier 1 capital.
The Volcker Rule Section 13 of the BHC Act and its implementing regulations, commonly referred to as the “Volcker Rule,” prohibit banking entities from engaging in proprietary trading, and prohibit certain interests in, or relationships with, hedge funds or private equity funds. The Volcker Rule applies to the Company, USBNA and their affiliates, and compliance requirements are tailored based on the size and scope of trading activities. The Company has a Volcker Rule compliance program in place that covers all of its subsidiaries and affiliates, including USBNA.
Privacy and Data Protection Federal and state laws contain extensive consumer privacy and data protection provisions. The Gramm Leach-Bliley Act (“GLBA”) requires financial institutions to periodically disclose their privacy policies and practices relating to sharing nonpublic personal information and enables retail customers to opt out of the sharing of such information with nonaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA also requires financial institutions to implement a comprehensive information security program. Security and privacy policies and procedures for the protection of personal and confidential information are in effect across all the Company’s businesses and geographic locations.
Data privacy and data protection are areas of increasing legislative focus in the United States, and several U.S. states have enacted comprehensive consumer privacy laws that impose compliance obligations with respect to personal information. The Company has made and will make operational adjustments in accordance with the requirements of applicable privacy and data protection laws. For example, the Company is subject to the California Consumer Protection Act of 2018 and its implementing regulations, as amended in 2020 by the California Privacy Rights Act (the "CCPA"), which provided residents of California with specific rights with respect to the collection of their personal information. The process of drafting and finalizing implementing regulations for the CCPA is ongoing. The Company continues to evaluate the new regulations, and the effects on the Company will depend on the form of any additional rulemakings.
Similar comprehensive consumer privacy laws have been adopted by other states where the Company does business. Each of these state laws, however, includes an entity level exemption for “financial institutions” that are subject to the GLBA like the Company. The United States Congress has also proposed legislation relating to data privacy and data protection, and the federal government may in the future pass such legislation.
In addition, in the European Union (“EU”), privacy law is governed by the General Data Protection Regulation (“GDPR”), which is directly binding and applicable in each EU member state. The GDPR contains enhanced compliance obligations and increased penalties for non-compliance compared to the prior law governing data privacy in the EU and is regularly enforced by European regulators. Canada is in the process of replacing its federal privacy law, the Personal Information Protection and Electronic Documents Act, with a new privacy framework that the Company expects will impose additional compliance obligations on the Company’s Canadian operations.
In October 2023, the CFPB issued a proposed rule regarding personal financial data rights that would apply to financial institutions that offer consumer deposit accounts and credit card issuers. Under the proposed rule, USBNA would be required to provide consumers and their authorized third parties electronic access to 24 months of transaction data, certain account information, account balance, upcoming bill information, information to initiate payment to and from accounts, and the terms and conditions under which an account or credit card was provided. USBNA would be prohibited from imposing any fees or charges for maintaining or providing access to such data. USBNA would also be obligated to comply with data accuracy, retention and other requirements contained in the proposed rule. The Company continues to evaluate the proposed rule, and the impact on USBNA and the Company will depend on the final form of any rulemaking.
Like other lenders, USBNA and other subsidiaries of the Company use consumer reports in their underwriting activities. Use of such information is regulated under the Fair Credit Reporting Act (“FCRA”), and the FCRA also regulates reporting information to consumer reporting agencies, prescreening individuals for credit offers, sharing of consumer reports between affiliates, and using affiliate credit data for marketing purposes. Similar state laws may impose additional requirements on the Company and its subsidiaries. A significant overhaul of the FCRA is expected to be issued in the first half of 2024, which will impact USBNA and its subsidiaries.
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
In November 2021, the United States federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer-security incidents. Under the final rule, which was effective April 1, 2022, a banking organization, such as the Company and USBNA, is required to notify their primary federal regulator within 36 hours of a computer-security incident that results in actual harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores or transmits, which has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Similarly, the Office of the Superintendent of Financial Institutions in Canada requires Federally Regulated Financial Institutions to report qualifying technology and cybersecurity incidents under the provisions of the August 13, 2021 Technology and Cyber Security Incident Reporting Advisory.
Consumer Protection USBNA’s retail banking activities are subject to a variety of federal and state statutes and regulations designed to protect consumers. These laws and regulations require, among other things, disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and subject USBNA to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees, and may also result in significant reputational harm. USBNA’s regulators may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions and civil money penalties.
USBNA and its subsidiaries are subject to supervision and regulation by the CFPB with respect to federal consumer laws. The CFPB has undertaken numerous rule-making and other initiatives, including launching an initiative to reduce the amounts and types of fees financial institutions may charge, including by recently proposing a rule that would significantly reduce the permissible amount of credit card late fees, issuing informal guidance and taking enforcement actions against certain financial institutions. The CFPB’s rulemaking, examination and enforcement authority has affected and will continue to affect financial institutions that provide consumer financial products and services, including the Company, USBNA and the Company’s other subsidiaries. These regulatory activities may limit the types of financial services and products the Company may offer, which in turn may reduce the Company’s revenues.
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
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the New York Stock Exchange (the “NYSE”), to implement listing standards that require all listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financial statements. The NYSE and other exchanges issued proposed standards in February 2023, which were approved by the SEC in June 2023. The final standards became effective on October 2, 2023 and the Company adopted a clawback policy within 60 days after the NYSE's listing standard became effective, in compliance with the NYSE's listing standard.
Climate-Related Financial Risk Management In October 2023, the United States federal banking agencies issued a set of principles relating to the management of climate-related financial risks. The principles apply to banking organizations with over $100 billion in total consolidated assets, including the Company and USBNA. The principles are intended to provide a framework for large banking organizations to guide their efforts to identify, measure, monitor, and mitigate physical and transition risks associated with climate change. Among other guidance, the principles describe how climate-related financial risks can be addressed in connection with specific risk categories, including credit risk, liquidity risk, operational risk, and legal and compliance risk.
Other Supervision and Regulation As a public company, the Company is subject to the requirements of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated by the SEC thereunder, as administered by the SEC. As a listed company on the NYSE, the Company is subject to the rules of the NYSE for listed companies.
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
The Company will provide a copy of any Replacement Capital Covenant to a holder of the relevant Covered Debt upon request. For copies of any of these documents, holders should write to Investor Relations, U.S. Bancorp, 800 Nicollet Mall, Minneapolis, Minnesota 55402, or call (866) 775-9668.

The following table identifies the closing date for each transaction, issuer, series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, Other Securities, if any, and applicable Covered Debt as of February 20, 2024, for those securities that remain outstanding.

Closing Date	Issuer	Capital Securities, Preferred Stock or Exchangeable Preferred Stock	Other Securities	Covered Debt
3/17/06	USB Capital IX and U.S. Bancorp	USB Capital IX’s $675,378,000 of 6.189% Fixed-to-Floating Rate Normal Income Trust Securities	U.S. Bancorp’s Series A Non-Cumulative Perpetual Preferred Stock	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)
3/27/06	U.S. Bancorp	U.S. Bancorp’s 40,000,000 Depositary Shares ($25 per Depositary Share) each representing a 1/1000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 7.50% Subordinated Debentures due 2026 (CUSIP No. 911596AL8)
12/22/06	USB Realty Corp.(a) and U.S. Bancorp
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
Available Information
U.S. Bancorp’s internet website can be found at www.usbank.com. U.S. Bancorp makes available free of charge on its website, by clicking on “About us” and then clicking on “Investor relations” and then clicking on "SEC & Other Filings," its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as well as all other reports filed by U.S. Bancorp with the SEC as soon as reasonably practicable after electronically filed with, or furnished to, the SEC.
Additional Information
Additional information in response to this Item 1 can be found in the 2023 Annual Report on pages 56 to 58 under the heading “Line of Business Financial Review.” That information is incorporated into this report by reference.
Item 1A. Risk Factors
Information in response to this Item 1A can be found in the 2023 Annual Report on pages 140 to 155 under the heading “Risk Factors.” That information is incorporated into this report by reference.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company is committed to managing risks that may impact the Company and incorporating risk considerations into its business activities at all levels, including strategic planning, risk identification inventory and assessment, and day-to-day business decisions. The Company’s Board of Directors has approved a risk management framework that establishes governance and risk management requirements for all the Company’s key risk areas and risk-taking activities. The Board oversees management’s performance relative to the risk management framework and risk appetite. Management is responsible for defining the various risks facing the Company, formulating risk management policies and procedures, and managing risk exposures on a day-to-day basis. The Company’s Executive Risk Committee (ERC), which is chaired by the Chief Risk Officer, oversees execution of the risk management framework. The ERC is supported by management’s senior operating committees, each responsible for a specified risk category. The Company’s Information Security Risk Committee

(ISRC), which is co-chaired by the Chief Information Security Officer (CISO) and the Chief Technology Risk Officer, is a senior operating committee under this risk governance structure and is responsible for the management of information security risk at the Company. The ISRC provides direction and oversight of the information security risk management framework and corporate control programs of the Company, including significant information security risk events, and mitigation strategies. Further, the ISRC facilitates communication across business lines to provide for effective and consistent information security risk identification and control infrastructure to mitigate and manage material information security risks. The ISRC serves as an escalation, decision making, and approval body for information security risk items, including key policies and programs, issue resolution, emerging risks, and key program adherence. The ISRC escalates matters as appropriate to executive management, the ERC, which reports to the Board’s Risk Management Committee, or a relevant committee of the Board. Generally, each of the ERC and ISRC meet at least monthly.
As part of the Company’s risk management framework, risk management programs and processes are in place to incorporate risk considerations into day-to-day business activities across the Company’s risk categories, business lines, and functions. Risk programs may manage all or certain components of a particular risk type. The Company’s cybersecurity risk program provides centralized planning and management of related and interdependent work with a focus on risks from cybersecurity threats. The Company’s cybersecurity risk program is integrated into the Company’s overall business and operational strategies and requires that the Company allocate appropriate resources to maintain the program.
The Company’s processes for assessing, identifying, and managing material risks from cybersecurity threats is integrated into the Company’s overall risk governance and oversight structures through its “three lines of defense” model for establishing effective checks and balances within the risk management framework. In this model, specific to cybersecurity threats, the first line of defense is Information Security Services (ISS), which is responsible for identifying and implementing cybersecurity controls in accordance with policy requirements and industry best practices, to meet regulatory requirements and to safeguard the business. The second line of defense, Cybersecurity Risk Oversight within the Company's Operational Risk Management group, provides reporting and escalation of emerging risks related to cybersecurity and other concerns to senior management, the ERC, the ISRC, other designated senior operating committees, and the Risk Management Committee of the Board of Directors. The third line of defense, the Company’s internal audit function, provides independent assessment and assurance regarding the effectiveness of the Company’s governance, risk management, and control processes with respect to cybersecurity threats, and provides challenge and recommendations for improvement.
The Company uses reporting and metrics frameworks and regular internal and external oversight to assess the health of the cybersecurity risk program. At the first level, the ISS team identifies, assesses, and manages cybersecurity risk and threats. The Company manages cybersecurity issues and findings through remediation and/or closure, with escalation processes if an issue or finding cannot be remediated within required timeframes. The Company engages external assessors, consultants, and auditors to review the Company’s cybersecurity risk program against those of industry peers. The Company also uses consultants periodically to provide recommendations to improve and enhance the program. Additionally, the Company continually works to align its policies and practices with industry-accepted information security practices as provided by the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), Payment Card Industry Data Security Standards (PCI DSS), and other applicable standards, laws, and regulations.
The Company also maintains a third-party risk management program responsible for the oversight of outsourced operations, which enables the Company to oversee and identify risks related to engaging third-party service providers, including risks from cybersecurity threats to third-party service providers. The Company conducts due diligence using a risk-based approach in selecting and monitoring third-party service providers. The Company also obtains contractual assurances from third-party service providers relating to their security responsibilities, controls, reporting, and roles and responsibilities as it pertains to cybersecurity incident response policies and notification requirements. As appropriate, the Company obtains independent reviews of the third parties’ security through audit reports and testing and conducts verification and validation with third parties to confirm cybersecurity and information security risks are appropriately identified, measured, mitigated, monitored, and reported by the third party to the Company.
As part of its responsibility to oversee the management, business, and strategy of the Company, the Company’s Board of Directors reviews and approves the Company’s risk management framework annually through its Risk Management Committee and oversees the Company’s risk management processes by informing itself about the Company’s key risks and evaluating whether management has reasonable risk management and control processes in place to address those risks. The Board carries out its risk management oversight responsibilities primarily through its committees. Each Board committee is responsible for overseeing certain risks under its charter. The Board’s Risk Management Committee, with support from its Cybersecurity and Technology Subcommittee, has primary oversight responsibility for cybersecurity risk, including risks from any cybersecurity threats. The Risk Management Committee monitors the Company’s compliance with the risk management framework and risk limits established under the Company’s risk appetite statement approved by the Board. The Risk Management Committee also oversees the Company’s independent risk management function. The Board’s Risk Management Committee has a Cybersecurity and Technology Subcommittee that provides dedicated oversight to cybersecurity risk management and cyber resiliency and certain technology matters. The Risk Management Committee and its Cybersecurity and Technology Subcommittee receive quarterly reports from management on cybersecurity issues, including cybersecurity threats. The Board’s Risk Management Committee and Audit Committee also hold a joint meeting annually at which they receive a report from the Company’s CISO on cybersecurity threats facing the Company and its preparedness to meet and respond to those threats. In addition, the full Board typically holds an annual cybersecurity education session, which features the perspective of an outside expert on current cybersecurity topics. The Company also typically conducts an annual executive-level cybersecurity exercise to test its cyber incident response, completeness of playbooks, and communication protocols. This exercise involves Board members, managing committee members, third-party companies, and regulators as appropriate.
The Company’s risk management framework includes its risk appetite statement, which is approved annually by the Board’s Risk Management Committee and defines acceptable levels of risk-taking and risk limits and establishes the governance and oversight activities over risk management and reporting. Management monitors and measures the Company’s risk appetite using a quantitative risk scorecard, which consists of risk appetite metrics and associated limits reported to the Board’s Risk Management Committee on a quarterly basis. The Company’s risk appetite statement includes specific information security metrics and associated limits. These limits also inform how matters, including cybersecurity incidents or threats, are escalated to specific members of management, appropriate senior operating committee (including the ISRC and/or ERC), and/or the Board of Directors or appropriate Board committee. The Board’s Risk Management Committee oversees the Company’s risk profile relative to its risk appetite and compliance with risk limits.
The members of the Company’s management that are primarily responsible for assessing and managing risks from cybersecurity threats, including monitoring risk appetite metrics and limits related to cybersecurity, include the Company’s CISO, Chief Risk Officer, and Chief Information and Technology Officer.
The Company’s CISO is primarily responsible for the implementation of defense capabilities and risk mitigation strategies. The Company’s CISO, Timothy J. Held, has over 26 years of information technology and cybersecurity experience. He holds the title of Executive Vice President and Chief Information Security Officer and has been in his role since 2018, having served as the Company’s Deputy CISO from 2015 to 2018 and Head of Cyber Defense, Threat Intelligence, and Incident Response from 2012 to 2018. The CISO is supported by his direct reports and their teams, many of whom hold cybersecurity-related certifications.
The Company’s CISO reports to the Vice Chair and Chief Risk Officer, Jodi L. Richard, who has served in that position since October 2018. She served as Executive Vice President and Chief Operational Risk Officer of the Company from January 2018 until October 2018, having served as Senior Vice President and Chief Operational Risk Officer from 2014 until January 2018. Prior to that time, Ms. Richard held various senior leadership roles at HSBC from 2003 until 2014, including Executive Vice President and Head of Operational Risk and Internal Control at HSBC North America from 2008 to 2014.
Venkatachari Dilip, the Company’s Senior Executive Vice President and Chief Information and Technology Officer, has oversight of technology-related risk management issues and controls that align to the NIST CSF. Mr. Dilip previously was an Executive Vice President from September 2018 to April 2023 and has served as Chief Information and Technology Officer since joining the Company in September 2018. From May 2014 until July 2017, he served as Vice President at McKinsey Digital where he helped banks accelerate their digital transformation. From April 2009 to September 2013, he served as CEO at Compass Labs leading an innovative marketing analytics company. From March 2006 until April 2008, he served as Director of Products at Google where he led product teams for mobile ads and Google Checkout. From March 2004 until March 2006, he served as Vice President of PayPal/eBay and on the Board of PayPal Europe, where he was responsible for Payments Services, Risk and Fraud Management. Previously, Mr. Dilip co-founded and led startup companies CashEdge and CommerceSoft from 1996 until 2003.
The CISO and his leadership team generally meet each business day to discuss security item triage and emerging threats and trends identified by the Threat Intelligence Team. The CISO shares pertinent information from those meetings with the Chief Risk Officer. During a cyber incident, which could involve the Company or a third-party service provider to the Company, the Company’s Cyber Security Incident Response Team (CSIRT) leads the response and internal communication. CSIRT manages low and moderate severity incidents, and Enterprise Crisis Management manages high and very high severity incidents. The risk rating of an incident may change throughout the incident investigation period as new information is learned or the environment changes. Depending on severity level, CSIRT or Enterprise Crisis Management distributes incident communications to senior management, including the Chief Executive Officer, Chief Risk Officer, Board of Directors or appropriate Board committee, and if applicable, the Company’s regulators.
ISS leadership reports prevention, detection, mitigation, and remediation activities through various working groups and committees. Certain working groups meet with the CISO monthly to review completed risk assessments, and items that require escalation are reported up using the internal committee structure and ad hoc communications if time sensitive.

Additionally, working group and committee meetings report up issues to Operational Risk Management, which may decide to open a formal Risk Management Issue (RMI) based on the severity of the issue or other factors and which are subject to specific governance processes. All security-related RMI remediation activities are reviewed with the Chief Risk Officer and Chief Information and Technology Officer on a bi-weekly basis.
During the fiscal year ended December 31, 2023, the Company has not identified any specific risks from cybersecurity threats that have materially affected, or are reasonably likely to affect, the Company’s business strategy, results of operations, or financial condition, other than the risks described under “Risk Factors – Operations and Business Risk” in the 2023 Annual Report.
Item 2. Properties
U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases 5 freestanding operations centers in Kansas City, Little Rock, Atlanta, Minneapolis and Chicago. The Company owns 8 principal operations centers in Cincinnati, Fargo, Knoxville, Oshkosh, Olathe, Owensboro, Portland and St. Paul. At December 31, 2023, the Company’s subsidiaries owned and operated a total of 1,219 facilities and leased an additional 1,576 facilities. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to the Company’s premises and equipment is presented in Note 9 of the Notes to Consolidated Financial Statements included in the 2023 Annual Report. That information is incorporated into this report by reference.
Item 3. Legal Proceedings
Information in response to this Item 3 can be found in Note 23 of the Notes to Consolidated Financial Statements included in the 2023 Annual Report under the heading, “Litigation and Regulatory Matters.” That information is incorporated into this report by reference.
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company announced on December 22, 2020 that its Board of Directors had approved an authorization to repurchase $3.0 billion of its common stock beginning January 1, 2021. The Company suspended all common stock repurchases at the beginning of the third quarter of 2021, except for those done exclusively in connection with its stock-based compensation programs, due to its acquisition of MUB. The Company will evaluate its share repurchases in connection with the potential capital requirements given the proposed regulatory capital rules and related landscape. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with regulatory requirements. The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company or any affiliated purchaser during the fourth quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
October 1-31	273,451	(a)	$36.08	13,451	$1,330
November 1-30	4,183		37.20	4,183	1,330
December 1-31	359,226		45.31	359,226	1,314
Total	636,860	(a)	$41.29	376,860	$1,314
(a)Includes 260,000 shares of common stock purchased, at an average price per share of $36.34, in open-market transactions by USBNA, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.

Additional Information
Additional information in response to this Item 5 can be found in the 2023 Annual Report on page 139 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information in response to this Item 7 can be found in the 2023 Annual Report on pages 22 to 58 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information in response to this Item 7A can be found in the 2023 Annual Report on pages 35 to 55 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.
Item 8. Financial Statements and Supplementary Data
Information in response to this Item 8 can be found in the 2023 Annual Report on pages 64 to 139 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm,” “Report of Independent Registered Public Accounting Firm,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Comprehensive Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)” and “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.
The consolidated financial statements included in the 2023 Annual Report reflect a correction of a transposition error of the previously reported December 31, 2022 carrying amount of loans in Note 22. The correct amount was reflected in the Consolidated Balance Sheet and other disclosures of the carrying amount of loans in the Company's previously reported consolidated financial statements as of and for the year ended December 31, 2022. The correction in Note 22 had no other impact on the consolidated financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Information in response to this Item 9A can be found in the 2023 Annual Report on page 63 under the heading “Controls and Procedures” and on pages 64 and 65 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm.” That information is incorporated into this report by reference.
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
Information About the Company’s Managing Committee1
Andrew Cecere
Mr. Cecere is Chairman, President and Chief Executive Officer of U.S. Bancorp. Mr. Cecere, 63, has served as President of U.S. Bancorp since January 2016, Chief Executive Officer since April 2017 and Chairman since April 2018. He also served as Vice Chairman and Chief Operating Officer from January 2015 to January 2016 and was U.S. Bancorp’s Vice Chairman and Chief Financial Officer from February 2007 until January 2015. Until that time, he served as Vice Chairman, Wealth Management and Investment Services, of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Previously, he had served as an executive officer of the former U.S. Bancorp, including as Chief Financial Officer from 2000 through 2001.
Souheil S. Badran
Mr. Badran is Senior Executive Vice President and Chief Operations Officer of U.S. Bancorp. Mr. Badran, 59, has served in this position since joining U.S. Bancorp in December 2022. From January 2019 until November 2022, he served as Executive Vice President and Chief Operating Officer at Northwestern Mutual, having also served as Chief Innovation Officer from January 2019 until September 2019. Previously Mr. Badran served as President of Alibaba’s Alipay business in the Americas from August 2016 until August 2018. From 2015 to 2016, Mr. Badran served as CEO at Edo Interactive, and from 2011 to 2015, he served as Senior Vice President and General Manager at Digital River.
Elcio R.T. Barcelos
Mr. Barcelos is Senior Executive Vice President and Chief Human Resources Officer of U.S. Bancorp. Mr. Barcelos, 53, has served in this position since joining U.S. Bancorp in September 2020. From April 2018 until August 2020, he served as Senior Vice President and Chief People and Places Officer of the Federal National Mortgage Association (Fannie Mae), having served as Senior Vice President, Human Resources of the DXC Technology Company from April 2017 to March 2018. Previously, Mr. Barcelos served as Senior Vice President and Head of Human Resources for the Enterprise Services business of Hewlett Packard Enterprise Company from June 2015 to April 2017, and in other human resources senior leadership positions at Hewlett-Packard Company and Hewlett Packard Enterprise Company from July 2009 to June 2015. He previously served in various leadership roles at Wells Fargo and Bank of America.
James L. Chosy
Mr. Chosy is Senior Executive Vice President and General Counsel of U.S. Bancorp. Mr. Chosy, 60, has served in this position since March 2013. He also served as Corporate Secretary of U.S. Bancorp from June 2022 until December 2023 and from March 2013 until April 2016. From 2001 to 2013, he served as the General Counsel and Secretary of Piper Jaffray Companies. From 1995 to 2001, Mr. Chosy was Vice President and Associate General Counsel of U.S. Bancorp, having also served as Assistant Secretary of U.S. Bancorp from 1995 through 2000 and as Secretary from 2000 until 2001.
Gregory G. Cunningham
Mr. Cunningham is Senior Executive Vice President and Chief Diversity Officer of U.S. Bancorp. Mr. Cunningham, 60, has served in this position since July 2020. From July 2019 until July 2020, he served as Senior Vice President and Chief Diversity Officer of U.S. Bancorp, having served as Vice President of Customer Engagement of U.S. Bancorp from October
1 This section includes the biographies of the members of the Managing Committee of U.S. Bancorp. Each member of the Managing Committee, except for Gregory G. Cunningham, Revathi N. Dominski, Stephen L. Philipson and Dominic V. Venturo, is deemed to be an executive officer of U.S. Bancorp.

2015, when he joined U.S. Bancorp, until July 2019. Previously, Mr. Cunningham served in various roles in the marketing department of Target Corporation from January 1998 until March 2015.
Venkatachari Dilip
Mr. Dilip is Senior Executive Vice President and Chief Information and Technology Officer of U.S. Bancorp. Mr. Dilip, 64, previously was an Executive Vice President from September 2018 to April 2023 and has served as Chief Information and Technology Officer since September 2018, when he joined U.S. Bancorp. From May 2014 until July 2017, he served as Vice President at McKinsey Digital where he helped banks accelerate their digital transformation. From April 2009 to September 2013, he served as CEO at Compass Labs leading an innovative marketing analytics company. From March 2006 until April 2008, he served as Director of Products at Google where he led product teams for mobile ads and Google Checkout. From March 2004 until March 2006, he served as Vice President of PayPal/eBay and on the Board of PayPal Europe, where he was responsible for Payments Services, Risk and Fraud Management. Previously, Mr. Dilip co-founded and led startup companies CashEdge and CommerceSoft from 1996 until 2003.
Terrance R. Dolan
Mr. Dolan is Vice Chair and Chief Administration Officer of U.S. Bancorp. Mr. Dolan, 62, has served in this position since September 2023. From August 2016 to August 2023, he served as Vice Chair and Chief Financial Officer of U.S. Bancorp. From July 2010 to July 2016, he served as Vice Chair, Wealth Management and Investment Services, of U.S. Bancorp. From September 1998 to July 2010, Mr. Dolan served as U.S. Bancorp’s Controller. He additionally held the title of Executive Vice President from January 2002 until June 2010 and Senior Vice President from September 1998 until January 2002.
Revathi N. Dominski
Ms. Dominski is Senior Executive Vice President and Chief Social Responsibility Officer of U.S. Bancorp and President of the U.S. Bank Foundation. Ms. Dominski, 53, has served as Senior Executive Vice President and Chief Social Responsibility Officer since April 2023. She joined U.S. Bancorp in June 2015 as President of the U.S. Bank Foundation and Senior Vice President of Corporate Social Responsibility. Before joining U.S. Bancorp, Ms. Dominski spent 21 years with Target Corporation in leadership positions including sourcing, merchandising, merchandise planning and operations before moving to Target's Corporate Social Responsibility team, where she served as Senior Director of Education and Community Relations.
Gunjan Kedia
Ms. Kedia is Vice Chair, Wealth, Corporate, Commercial and Institutional Banking, of U.S. Bancorp. Ms. Kedia, 53, has served in this position since June 2023. From December 2016 to June 2023, she served as Vice Chair, Wealth Management and Investment Services, of U.S. Bancorp. From October 2008 until May 2016, she served as Executive Vice President of State Street Corporation where she led the core investment servicing business in North and South America and served as a member of State Street’s management committee, its senior most strategy and policy committee. Previously, Ms. Kedia was an Executive Vice President of global product management at Bank of New York Mellon from 2004 to 2008 and a Partner and associate at McKinsey from 1996 to 2004.
Shailesh M. Kotwal
Mr. Kotwal is Vice Chair, Payment Services, of U.S. Bancorp. Mr. Kotwal, 59, has served in this position since joining U.S. Bancorp in March 2015. From July 2008 until May 2014, he served as Executive Vice President of TD Bank Group with responsibility for retail banking products and services and as Chair of its enterprise payments council. From 2006 until 2008, he served as President, International, of eFunds Corporation. Previously, Mr. Kotwal served in various leadership roles at American Express Company from 1989 until 2006, including responsibility for operations in North and South America, Europe and the Asia-Pacific regions.
Stephen L. Philipson
Mr. Philipson is Senior Executive Vice President and Head of Global Markets and Specialized Finance of U.S. Bancorp. Mr. Philipson, 45, has served in this position since April 2023. From October 2017 to April 2023, he served as head of Fixed Income and Capital Markets. Previously, he led Credit & Municipal Fixed Income at U.S. Bank and, prior to that, held roles in fixed income and capital markets at Wachovia/Wells Fargo Securities and Morgan Stanley.
Jodi L. Richard
Ms. Richard is Vice Chair and Chief Risk Officer of U.S. Bancorp. Ms. Richard, 55, has served in this position since October 2018. She served as Executive Vice President and Chief Operational Risk Officer of U.S. Bancorp from January

2018 until October 2018, having served as Senior Vice President and Chief Operational Risk Officer from 2014 until January 2018. Prior to that time, Ms. Richard held various senior leadership roles at HSBC from 2003 until 2014, including Executive Vice President and Head of Operational Risk and Internal Control at HSBC North America from 2008 to 2014. Ms. Richard started her career at the Office of the Comptroller of the Currency in 1990 as a national bank examiner.
Mark G. Runkel
Mr. Runkel is Senior Executive Vice President and Chief Transformation Officer of U.S. Bancorp. Mr. Runkel, 47, has served in this position since August 2021. From December 2013 to August 2021, he served as Senior Executive Vice President and Chief Credit Officer. From February 2011 until December 2013, he served as Senior Vice President and Credit Risk Group Manager of U.S. Bancorp Retail and Payment Services Credit Risk Management, having served as Senior Vice President and Risk Manager of U.S. Bancorp Retail and Small Business Credit Risk Management from June 2009 until February 2011. From March 2005 until May 2009, he served as Vice President and Risk Manager of U.S. Bancorp.
John C. Stern
Mr. Stern is Senior Executive Vice President and Chief Financial Officer of U.S. Bancorp. Mr. Stern, 46, has served as Senior Executive Vice President since April 2023 and Chief Financial Officer since September 2023. He also served as Head of Finance from May 2023 to August 2023. He served as Executive Vice President from July 2013 through April 2023. From May 2021 until May 2023, he served as President of the Global Corporate Trust and Custody business of U.S. Bancorp. Previously, he served as Treasurer from July 2013 to May 2021 and has held various other leadership positions in his nearly 25 years at U.S. Bancorp.
Dominic V. Venturo
Mr. Venturo is Senior Executive Vice President and Chief Digital Officer of U.S. Bancorp. Mr. Venturo, 57, has served in this position since July 2020. From January 2015 until July 2020, he served as Executive Vice President and Chief Innovation Officer of U.S. Bancorp, having served as Senior Vice President and Chief Innovation Officer of U.S. Bancorp Payment Services from January 2010 until January 2015. From January 2007 to December 2009, Mr. Venturo served as Senior Vice President and Chief Innovation Officer of U.S. Bancorp Retail Payment Solutions. Prior to that time, he served as Senior Vice President and held product management positions in various U.S. Bancorp Payment Services business lines from December 1998 to December 2006.
Timothy A. Welsh
Mr. Welsh is Vice Chair, Consumer and Business Banking, of U.S. Bancorp. Mr. Welsh, 58, has served in this position since March 2019. Prior to that, he served as Vice Chair, Consumer Banking Sales and Support since joining U.S. Bancorp in July 2017. From July 2006 until June 2017, he served as a Senior Partner at McKinsey & Company where he specialized in financial services and the consumer experience. Previously, Mr. Welsh served as a Partner at McKinsey from 1999 to 2006.
Additional Information
Additional information in response to this Item 10 can be found in the Proxy Statement under the headings “Proposal 1 — Election of directors,” “Other matters — Delinquent Section 16(a) reports,” “Corporate governance — Committee responsibilities” and “Corporate governance — Committee member qualifications.” That information is incorporated into this report by reference.
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
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this Item 12 can be found in the Proxy Statement under the headings "Equity compensation plan information" and “Security ownership of certain beneficial owners and management.” That information is incorporated into this report by reference.

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
Item 14.     Principal Accountant Fees and Services
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
PART IV
Item 15.     Exhibits and Financial Statement Schedules
List of documents filed as part of this report:
1. Financial Statements
•Report of Management
•Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on the Financial Statements
•U.S. Bancorp Consolidated Balance Sheet as of December 31, 2023 and 2022
•U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2023
•U.S. Bancorp Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2023
•U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2023
•U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2023
•Notes to Consolidated Financial Statements
•U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)
•U.S. Bancorp Supplemental Financial Data (Unaudited)
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

(1)3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.4 to Form 8-K filed on April 20, 2022.

(1)3.2	Amended and Restated Bylaws. Filed as Exhibit 3.1 to Form 8-K filed on October 19, 2023.

4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.

4.2	Description of U.S. Bancorp’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

(1)10.0	Amended and Restated Registration Rights Agreement, dated August 3, 2023, by and between U.S. Bancorp and MUFG Bank, Ltd. Filed as Exhibit 10.1 to Form 8-K filed on August 3, 2023.

(1)(2)10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

(1)(2)10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

(1)(2)10.2	U.S. Bancorp Annual Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 16, 2019.

(1)(2)10.3	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

(1)(2)(3)10.4	U.S. Bank Non-Qualified Retirement Plan. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2020.

(1)(2)10.5(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.5(b)	2011 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.9(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.6	U.S. Bank Executive Employees Deferred Compensation Plan (2005 Statement). Filed as Exhibit 4.1 to Form S-8 filed on November 2, 2022.

(1)(2)10.7(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.7(b)	2011 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.11(b) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.8(a)	U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement). Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.

(1)(2)10.8(b)	First Amendment of the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement). Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.

(1)(2)10.8(c)	Second Amendment of the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement). Filed as Exhibit 10.12(c) to Form 10-K for the year ended December 31, 2011.

(1)(2)10.9(a)	Form of Director Restricted Stock Unit Award Agreement under U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2004.

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

(2)10.30	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2024).

(2)10.31	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2024).

13	2023 Annual Report, pages 21 through 158.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

97	U.S. Bancorp Incentive-Based Compensation Recovery Policy, dated as of December 1, 2023.

101
The following financial statements from the Company’s Annual Report for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

(1)Exhibit has been previously filed with the SEC and is incorporated herein as an exhibit by reference to the prior filing.
(2)Management contracts or compensatory plans or arrangements.
(3)Certain appendices have been omitted. The Company will furnish copies of any such appendix to the U.S. Securities and Exchange Commission upon its request.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 20, 2024, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ ANDREW CECERE
Andrew Cecere
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

/s/ ANDREW CECERE
Andrew Cecere,
Chairman, President and Chief Executive Officer, Director (principal executive officer)

/s/ JOHN C. STERN
John C. Stern,
Senior Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ LISA R. STARK
Lisa R. Stark,
Executive Vice President and Controller (principal accounting officer)

WARNER L. BAXTER*
Warner L. Baxter, Director

DOROTHY J. BRIDGES*
Dorothy J. Bridges, Director

ELIZABETH L. BUSE*
Elizabeth L. Buse, Director

ALAN B. COLBERG*
Alan B. Colberg, Director

KIMBERLY N. ELLISON-TAYLOR*
Kimberly N. Ellison-Taylor, Director

KIMBERLY J. HARRIS*
Kimberly J. Harris, Director

ROLAND A. HERNANDEZ*
Roland A. Hernandez, Director

RICHARD P. MCKENNEY*
Richard P. McKenney, Director

YUSUF I. MEHDI*
Yusuf I. Mehdi, Director

LORETTA E. REYNOLDS*
Loretta E. Reynolds, Director

JOHN P. WIEHOFF*
John P. Wiehoff, Director

SCOTT W. WINE*
Scott W. Wine, Director

*Andrew Cecere, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.
Dated: February 20, 2024

By:	/s/ ANDREW CECERE
Andrew Cecere
Attorney-In-Fact