Form 10-Q
period 2024-03-31
US BANCORP \DE\
filed 2024-05-01
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2024
Common Stock, $.01 Par Value	1,560,459,913 shares

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
•Increases in Federal Deposit Insurance Corporation (“FDIC”) assessments due to bank failures;
•Actions taken by governmental agencies to stabilize the financial system and the effectiveness of such actions;
•Uncertainty regarding the content, timing and impact of changes to regulatory capital, liquidity and resolution-related requirements applicable to large banking organizations in response to adverse developments affecting the banking sector;

U.S. Bancorp	1

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
•Changes in commercial real estate occupancy rates;
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
•Breaches in data security;
•Failures or disruptions in or breaches of U.S. Bancorp’s operational, technology or security systems or infrastructure, or those of third parties, including as a result of cybersecurity incidents;
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
•Management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputation risk; and
•The risks and uncertainties more fully discussed in the section entitled “Risk Factors” of U.S. Bancorp’s Form 10-K for the year ended December 31, 2023, and subsequent filings with the Securities and Exchange Commission (“SEC”).
In addition, U.S. Bancorp’s acquisition of MUFG Union Bank, N.A. (“MUB”) presents risks and uncertainties, including, among others, the risk that any revenue synergies and other anticipated benefits of the acquisition may not be realized or may take longer than anticipated to be realized.
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

2	U.S. Bancorp

TABLE 1	Selected Financial Data

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2024	2023	Percent Change
Condensed Income Statement
Net interest income	$3,985	$4,634	(14.0)%
Taxable-equivalent adjustment(a)	30	34	(11.8)
Net interest income (taxable-equivalent basis)(b)	4,015	4,668	(14.0)
Noninterest income	2,700	2,507	7.7
Total net revenue	6,715	7,175	(6.4)
Noninterest expense	4,459	4,555	(2.1)
Provision for credit losses	553	427	29.5
Income before taxes	1,703	2,193	(22.3)
Income taxes and taxable-equivalent adjustment	377	489	(22.9)
Net income	1,326	1,704	(22.2)
Net (income) loss attributable to noncontrolling interests	(7)	(6)	(16.7)
Net income attributable to U.S. Bancorp	$1,319	$1,698	(22.3)
Net income applicable to U.S. Bancorp common shareholders	$1,209	$1,592	(24.1)
Per Common Share
Earnings per share	$.78	$1.04	(25.0)
Diluted earnings per share	.78	1.04	(25.0)
Dividends declared per share	.49	.48	2.1
Book value per share(c)	31.26	30.12	3.8
Market value per share	44.70	36.05	24.0
Average common shares outstanding	1,559	1,532	1.8
Average diluted common shares outstanding	1,559	1,532	1.8
Financial Ratios
Return on average assets	.81%	1.03%
Return on average common equity	10.0	14.1
Net interest margin (taxable-equivalent basis)(a)	2.70	3.10
Efficiency ratio(b)	66.4	63.2
Net charge-offs as a percent of average loans outstanding	.53	.39
Average Balances
Loans	$371,070	$386,750	(4.1)%
Loans held for sale	2,002	2,461	(18.7)
Investment securities(d)	161,236	166,125	(2.9)
Earning assets	596,135	607,614	(1.9)
Assets	653,909	665,447	(1.7)
Noninterest-bearing deposits	84,787	129,741	(34.6)
Deposits	503,061	510,324	(1.4)
Short-term borrowings	16,364	36,467	(55.1)
Long-term debt	52,713	41,024	28.5
Total U.S. Bancorp shareholders’ equity	55,667	52,667	5.7

	March 31, 2024	December 31, 2023
Period End Balances
Loans	$374,588	$373,835.2
Investment securities	155,374	153,751	1.1
Assets	683,606	663,491	3.0
Deposits	528,063	512,312	3.1
Long-term debt	52,693	51,480	2.4
Total U.S. Bancorp shareholders’ equity	55,568	55,306.5
Asset Quality
Nonperforming assets	$1,786	$1,494	19.5
Allowance for credit losses	7,904	7,839.8
Allowance for credit losses as a percentage of period-end loans	2.11%	2.10%
Capital Ratios
Common equity tier 1 capital	10.0%	9.9%
Tier 1 capital	11.6	11.5
Total risk-based capital	13.7	13.7
Leverage	8.1	8.1
Total leverage exposure	6.6	6.6
Tangible common equity to tangible assets(b)	5.2	5.3
Tangible common equity to risk-weighted assets(b)	7.8	7.7
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology(b)	9.9	9.7
*Not meaningful
(a)Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)See Non-GAAP Financial Measures beginning on page 27.
(c)Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.

U.S. Bancorp	3

Management’s Discussion and Analysis
Overview
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.3 billion for the first quarter of 2024, or $0.78 per diluted common share, compared with $1.7 billion, or $1.04 per diluted common share, for the first quarter of 2023. Return on average assets and return on average common equity were 0.81 percent and 10.0 percent, respectively, for the first quarter of 2024, compared with 1.03 percent and 14.1 percent, respectively, for the first quarter of 2023. The results for the first quarter of 2024 included the impact of $265 million ($199 million net-of-tax) of notable items, including $155 million of merger and integration charges associated with the acquisition of MUFG Union Bank, N.A. (“MUB”) and a $110 million charge for the anticipated increase in the FDIC special assessment to recover losses to the Deposit Insurance Fund related to certain 2023 bank failures. Combined, these items decreased diluted earnings per common share by $0.12. The results for the first quarter of 2023 included the impact of $244 million ($183 million net-of-tax) of merger and integration charges, which decreased diluted earnings per common share by $0.12.
Total net revenue for the first quarter of 2024 was $460 million (6.4 percent) lower than the first quarter of 2023, reflecting a 14.0 percent decrease in net interest income and a 7.7 percent increase in noninterest income. The decrease in net interest income from the first quarter of 2023 was primarily due to the impact of higher interest rates on deposit mix and pricing, partially offset by higher rates on earning assets. The increase in noninterest income was driven by higher fee revenue across most categories.
Noninterest expense in the first quarter of 2024 was $96 million (2.1 percent) lower than the first quarter of 2023, primarily due to prudent expense management, continued focus on operational efficiency, and synergies from the MUB acquisition, partially offset by the impact of the FDIC special assessment charge and higher compensation and employee benefits expense to support business growth.
The provision for credit losses for the first quarter of 2024 of $553 million was $126 million (29.5 percent) higher than the first quarter of 2023, driven by normalization in the credit environment, partially offset by relative stability in the economic outlook. Net charge-offs in the first quarter of 2024 were $488 million, compared with $373 million in the first quarter of 2023. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Statement of Income Analysis
Net Interest Income Net interest income, on a taxable-equivalent basis, was $4.0 billion in the first quarter of 2024, representing a decrease of $653 million (14.0 percent) compared with the first quarter of 2023. The decrease was primarily due to the impact of higher interest rates on deposit mix and pricing, partially offset by higher rates on earning assets. Average earning assets for the first quarter of 2024 were $11.5 billion (1.9 percent) lower than the first quarter of 2023, reflecting decreases in loans and investment securities, partially offset by an increase in interest-bearing deposits with banks. The net interest margin, on a taxable-equivalent basis, in the first quarter of 2024 was 2.70 percent, compared with 3.10 percent in the first quarter of 2023. The decrease in net interest margin from the first quarter of 2023 was primarily due to the impact of deposit mix and pricing. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average total loans in the first quarter of 2024 were $15.7 billion (4.1 percent) lower than the first quarter of 2023. The decrease was primarily due to lower other retail loans, commercial loans and commercial real estate loans, partially offset by higher credit card loans. Average other retail loans decreased $9.9 billion (18.5 percent), driven by lower auto loans primarily due to balance sheet repositioning and capital management actions taken in the second quarter of 2023. Average commercial loans decreased $4.9 billion (3.6 percent) primarily due to decreased demand as corporate customers accessed the capital markets. Average commercial real estate loans decreased $2.6 billion (4.6 percent) primarily due to payoffs exceeding a reduced level of new originations. Average credit cards loans increased $2.4 billion (9.3 percent) primarily driven by higher spend volume and lower payment rates.
Average investment securities in the first quarter of 2024 were $4.9 billion (2.9 percent) lower than the first quarter of 2023, primarily due to balance sheet repositioning and liquidity management.
Average total deposits for the first quarter of 2024 were $7.3 billion (1.4 percent) lower than the first quarter of 2023. Average noninterest-bearing deposits for the first quarter of 2024 were $45.0 billion (34.6 percent) lower than the first quarter of 2023, driven by decreases in Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances. Average time deposits for the first quarter of 2024 were $19.7 billion (55.5 percent) higher than the first quarter of 2023, mainly due to increases in Consumer and Business Banking balances, partially offset by decreases in Wealth, Corporate, Commercial and Institutional Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Average total savings deposits for the first quarter of 2024 were $18.0 billion (5.2 percent) higher than the first quarter of 2023, driven by increases in Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances.
Provision for Credit Losses The provision for credit losses was $553 million in the first quarter of 2024, compared with $427 million in the first quarter of 2023. The $126 million (29.5

4	U.S. Bancorp

percent) increase was driven by normalization in the credit environment, partially offset by relative stability in the economic outlook. Net charge-offs increased $115 million (30.8 percent) in the first quarter of 2024, compared with the first quarter of 2023, reflecting higher charge-offs in most loan categories consistent with normalizing credit conditions, partially offset by the impact of charge-offs in the first quarter of 2023 related to the uncollectible amount of acquired loans associated with the acquisition of MUB. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income was $2.7 billion in the first quarter of 2024, representing an increase of $193 million (7.7 percent) compared with the first quarter of 2023. The increase from the prior year reflected higher commercial products revenue, trust and investment management fees, payment services revenue and mortgage banking revenue. Commercial products revenue increased $54 million (16.2 percent) primarily due to higher corporate bond fees. Trust and investment management fees increased $51 million (8.6 percent), driven by business growth and favorable market conditions. Payment services revenue increased $41 million (4.4 percent) primarily due to higher card revenue driven by higher spend volume and favorable rates, along with higher merchant processing services revenue due to higher spend volume. Mortgage banking revenue increased $38 million (29.7 percent) primarily driven by higher gain on sale margins.

TABLE 2	Noninterest Income

	Three Months Ended March 31
(Dollars in Millions)	2024	2023	Percent Change
Card revenue	$392	$360	8.9%
Corporate payment products revenue	184	189	(2.6)
Merchant processing services	401	387	3.6
Trust and investment management fees	641	590	8.6
Service charges	315	324	(2.8)
Commercial products revenue	388	334	16.2
Mortgage banking revenue	166	128	29.7
Investment products fees	77	68	13.2
Securities gains (losses), net	2	(32)	*
Other	134	159	(15.7)
Total noninterest income	$2,700	$2,507	7.7%
*Not meaningful

TABLE 3	Noninterest Expense

	Three Months Ended March 31
(Dollars in Millions)	2024	2023	Percent Change
Compensation and employee benefits	$2,691	$2,646	1.7%
Net occupancy and equipment	296	321	(7.8)
Professional services	110	134	(17.9)
Marketing and business development	136	122	11.5
Technology and communications	507	503.8
Other intangibles	146	160	(8.8)
Other	418	425	(1.6)
Total before merger and integration charges	4,304	4,311	(.2)
Merger and integration charges	155	244	(36.5)
Total noninterest expense	$4,459	$4,555	(2.1)%
Efficiency ratio(a)	66.4%	63.2%
(a)See Non-GAAP Financial Measures beginning on page 27.

U.S. Bancorp	5

Noninterest Expense Noninterest expense was $4.5 billion in the first quarter of 2024, representing a decrease of $96 million (2.1 percent) from the first quarter of 2023. The decrease from the prior year reflected prudent expense management, continued focus on operational efficiency, synergies from the MUB acquisition and lower merger and integration charges, partially offset by the impact of the FDIC special assessment and higher compensation and employee benefits expense. Net occupancy and equipment expense decreased $25 million (7.8 percent) and professional services expense decreased $24 million (17.9 percent), primarily due to continued focus on prudent expense management and operational efficiency. Compensation and employee benefits expense increased $45 million (1.7 percent) primarily due to merit increases, higher performance-based incentives and higher employee benefits.
Income Tax Expense The provision for income taxes was $347 million (an effective rate of 20.7 percent) for the first quarter of 2024, compared with $455 million (an effective rate of 21.1 percent) for the first quarter of 2023. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.
Balance Sheet Analysis
Loans The Company’s loan portfolio was $374.6 billion at March 31, 2024, compared with $373.8 billion at December 31, 2023, an increase of $753 million (0.2 percent). The increase was driven by higher commercial loans and residential mortgages, partially offset by lower other retail loans, commercial real estate loans and credit card loans.
Commercial loans increased $2.8 billion (2.2 percent) at March 31, 2024, compared with December 31, 2023, primarily due to growth in corporate banking.
Residential mortgages held in the loan portfolio increased $549 million (0.5 percent) at March 31, 2024, compared with December 31, 2023, driven by originations. Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Other retail loans decreased $1.1 billion (2.6 percent) at March 31, 2024, compared with December 31, 2023, primarily due to a decrease in auto loans.
Commercial real estate loans decreased $778 million (1.5 percent) at March 31, 2024, compared with December 31, 2023, primarily due to payoffs exceeding a reduced level of new originations.
Credit card loans decreased $716 million (2.5 percent) at March 31, 2024, compared with December 31, 2023, primarily the result of customers seasonally paying down balances.
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
Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $2.1 billion at March 31, 2024, compared with $2.2 billion at December 31, 2023. The decrease in loans held for sale was principally due to a lower level of mortgage loan closings in the first quarter of 2024, compared with the fourth quarter of 2023. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).
Investment Securities Investment securities totaled $155.4 billion at March 31, 2024, compared with $153.8 billion at December 31, 2023. The $1.6 billion (1.1 percent) increase was primarily due to $2.1 billion of net investment purchases, partially offset by a $173 million unfavorable change in net unrealized gains (losses) on available-for-sale investment securities.
The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At March 31, 2024, the Company’s net unrealized losses on available-for-sale investment securities were $7.1 billion ($5.3 billion net-of-tax), compared with $6.9 billion ($5.2 billion net-of-tax) at December 31, 2023. The unfavorable change in net unrealized gains (losses) was primarily due to decreases in the fair value of mortgage-backed and state and political subdivisions securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $7.2 billion at March 31, 2024, compared with $7.1 billion at December 31, 2023. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of the underlying collateral, the existence of any government or agency guarantees, and market conditions. At March 31, 2024, the Company had no plans to sell securities with unrealized losses, and believed it is more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.

6	U.S. Bancorp

TABLE 4	Investment Securities

	March 31, 2024				December 31, 2023
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield (e)
Held-to-Maturity
U.S. Treasury and agencies	$1,345	$1,303	2.0	2.85%	$1,345	$1,310	2.3	2.85%
Mortgage-backed securities(a)	81,502	69,745	8.9	2.21	82,692	72,770	8.8	2.21
Other	101	101	2.8	2.79	8	8	2.8	2.56
Total held-to-maturity	$82,948	$71,149	8.8	2.22%	$84,045	$74,088	8.7	2.22%
Available-for-Sale
U.S. Treasury and agencies	$23,722	$21,518	5.5	2.60%	$21,768	$19,542	5.9	2.19%
Mortgage-backed securities(a)	38,501	34,777	6.5	3.33	36,895	33,427	6.3	3.09
Asset-backed securities(a)	6,218	6,204	2.4	5.31	6,713	6,724	2.2	5.33
Obligations of state and political subdivisions(b)(c)	10,826	9,787	11.2	3.75	10,867	9,989	9.9	3.75
Other	140	140	2.4	4.92	24	24	1.7	4.51
Total available-for-sale(d)	$79,407	$72,426	6.5	3.33%	$76,267	$69,706	6.3	3.12%
(a)Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
(b)Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, and yield to maturity if the security is purchased at par or a discount.
(c)Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and the contractual maturity date for securities with a fair value equal to or below par.
(d)Amortized cost excludes portfolio level basis adjustments of $88 million at March 31, 2024 and $335 million at December 31, 2023.
(e)Weighted-average yields for obligations of state and political subdivisions are presented on a fully-taxable equivalent basis based on a federal income tax rate of 21 percent. Yields on investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
Deposits Total deposits were $528.1 billion at March 31, 2024, compared with $512.3 billion at December 31, 2023. The $15.8 billion (3.1 percent) increase in total deposits reflected increases in total savings deposits, time deposits and noninterest-bearing deposits. Money market deposit balances increased $11.6 billion (5.8 percent), primarily due to higher Consumer and Business Banking, and Wealth, Corporate, Commercial and Institutional Banking balances. Interest checking balances increased $1.7 billion (1.3 percent), primarily due to higher Wealth, Corporate, Commercial and Institutional Banking balances. Savings account balances decreased $2.5 billion (5.9 percent), driven by lower Consumer and Business Banking balances. Time deposits increased $3.8 billion (7.3 percent) at March 31, 2024, compared with December 31, 2023, driven by higher Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Noninterest-bearing deposits increased $1.2 billion (1.4 percent) at March 31, 2024, compared with December 31, 2023, primarily due to the impacts of seasonally higher trust and corporate deposit inflows and delays in planned institutional deposit outflows at the end of the first quarter of 2024, resulting in temporarily higher balances.
Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $17.1 billion at March 31,
2024, compared with $15.3 billion at December 31, 2023. The $1.8 billion (11.9 percent) increase in short-term borrowings was primarily due to an increase in repurchase agreement balances. Long-term debt was $52.7 billion at March 31, 2024, compared with $51.5 billion at December 31, 2023. The $1.2 billion (2.4 percent) increase was primarily due to $3.5 billion of medium-term note issuances, partially offset by $2.1 billion of medium-term note repayments. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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

U.S. Bancorp	7

reputation risks, by directing timely and comprehensive actions. Senior operating committees have also been established, each responsible for overseeing a specified category of risk.
The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputation. Credit risk is the risk of loss associated with a change in the credit profile or the failure of a borrower or counterparty to meet its contractual obligations. Interest rate risk is the current or prospective risk to earnings and capital, or market valuations, arising from the impact of changes in interest rates. Market risk arises from fluctuations in interest rates, foreign exchange rates, and security prices that may result in changes in the values of financial instruments, such as trading and available-for-sale investment securities, mortgage loans held for sale (“MLHFS”), mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the risk that financial condition or overall safety and soundness is adversely affected by the Company’s inability, or perceived inability, to meet its cash flow obligations in a timely and complete manner in either normal or stressed conditions. Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, people (including human errors or misconduct), or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, financial losses, and reputational damage if it fails to adhere to compliance requirements and the Company’s compliance policies. Strategic risk is the risk to current or projected financial condition and resilience arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputation risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships or services, or continue serving existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for a detailed discussion of these factors.
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
Management regularly provides reports to the Risk Management Committee of the Board of Directors. The Risk Management Committee discusses with management the Company’s risk management performance and provides a summary of key risks to the entire Board of Directors, covering the status of existing matters, areas of potential future concern and specific information on certain types of loss events. The Risk Management Committee considers quarterly reports by management assessing the Company’s performance relative to the risk appetite statements and the associated risk limits, including:
•Macroeconomic environment and other qualitative considerations, such as regulatory and compliance changes, litigation developments, geopolitical events, and technology and cybersecurity;
•Credit measures, including adversely rated and nonperforming loans, leveraged transactions, credit concentrations and lending limits;
•Interest rate and market risk, including market value and net income simulation, and trading-related Value at Risk (“VaR”);
•Liquidity risk, including funding projections under various stressed scenarios;
•Operational and compliance risk, including losses stemming from events such as fraud, processing errors, control breaches, breaches in data security or adverse business decisions, as well as reporting on technology performance, and various legal and regulatory compliance measures;
•Capital ratios and projections, including regulatory measures and stressed scenarios; and
•Strategic and reputation risk considerations, impacts and responses.
Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of loans exhibiting deterioration of credit quality. In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific factors), collateral values, trends in loan performance and macroeconomic factors, such as changes in unemployment rates, gross domestic product levels, inflation, interest rates and consumer bankruptcy filings. The Risk Management Committee oversees the Company’s credit risk management process.

8	U.S. Bancorp

In addition, credit quality ratings, as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal credit risk has been identified. Loans with a special mention or classified rating, including consumer lending and small business loans that are 90 days or more past due and still accruing, nonaccrual loans and loans in a junior lien position that are current but are behind a first lien position on nonaccrual, encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status. Refer to Note 4 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for a more detailed discussion on credit risk management processes.
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
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases and home equity loans and lines. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay and include unemployment rates, consumer bankruptcy filings, household debt levels, real disposable income and other macroeconomic factors, customer payment history and credit scores, effect of higher interest rates on variable rate or adjustable rate loans, and in some cases, updated loan-to-value (“LTV”) information reflecting current market conditions on secured loans. These and other risk characteristics are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.
The Company further disaggregates its loan portfolio segments into various classes based on their underlying risk characteristics. The two classes within the commercial lending segment are commercial loans and commercial real estate loans. The three classes within the consumer lending segment are residential mortgages, credit card loans and other retail loans.
The Company’s consumer lending segment utilizes several distinct business processes and channels to originate consumer credit, including traditional branch lending, mobile and online banking, indirect lending, alliance partnerships and correspondent banks. Each distinct underwriting and origination activity manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles.
Residential mortgage originations are generally limited to prime borrowers and are performed through the Company’s branches, loan production offices, mobile and online services, and a wholesale network of originators. The Company may retain residential mortgage loans it originates on its balance sheet or sell the loans into the secondary market while retaining the servicing rights and customer relationships. Utilizing the secondary markets enables the Company to effectively reduce its credit and other asset/liability risks. For residential mortgages that are retained in the Company’s portfolio and for home equity and second mortgages, credit risk is managed by adherence to LTV and borrower credit criteria during the underwriting process.
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

U.S. Bancorp	9

The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at March 31, 2024:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$13,777	$85,892	$99,669	85.9%
Over 80% through 90%	377	7,357	7,734	6.7
Over 90% through 100%	42	1,418	1,460	1.2
Over 100%	10	548	558.5
No LTV available	1	8	9	—
Loans purchased from GNMA mortgage pools(a)	—	6,649	6,649	5.7
Total	$14,207	$101,872	$116,079	100.0%
(a)Represents loans purchased and loans that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$10,043	$1,920	$11,963	92.5%
Over 80% through 90%	623	142	765	5.9
Over 90% through 100%	107	21	128	1.0
Over 100%	41	7	48.4
No LTV/CLTV available	27	1	28.2
Total	$10,841	$2,091	$12,932	100.0%

Credit card and other retail loans are diversified across customer segments and geographies. Diversification in the credit card portfolio is achieved with broad customer relationship distribution through the Company’s and financial institution partners’ branches, retail and affinity partners, and digital channels.
The following table provides a summary of the Company’s credit card loan balances disaggregated based upon updated credit score at March 31, 2024:

Percent of Total(a)
Credit score > 660	85%
Credit score < 660	15
No credit score	—
(a)Credit score distribution excludes loans serviced by others.
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
Accruing loans 90 days or more past due totaled $714 million at March 31, 2024, compared with $698 million at December 31, 2023. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.19 percent at March 31, 2024 and December 31, 2023.

10	U.S. Bancorp

TABLE 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due	March 31, 2024	December 31, 2023
Commercial
Commercial	.08%	.09%
Lease financing	—	—
Total commercial	.08	.09
Commercial Real Estate
Commercial mortgages	—	—
Construction and development	.02	.03
Total commercial real estate	—	.01
Residential Mortgages(a)	.12	.12
Credit Card	1.42	1.31
Other Retail
Retail leasing	.05	.05
Home equity and second mortgages	.27	.26
Other	.11	.11
Total other retail	.15	.15
Total loans	.19%	.19%

90 days or more past due and nonperforming loans	March 31, 2024	December 31, 2023
Commercial	.49%	.37%
Commercial real estate	1.71	1.46
Residential mortgages(a)	.26	.25
Credit card	1.42	1.31
Other retail	.47	.46
Total loans	.66%	.57%
(a)Delinquent loan ratios exclude $1.8 billion at March 31, 2024, and $2.0 billion at December 31, 2023, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due and nonperforming to total residential mortgages was 1.85 percent at March 31, 2024, and 2.00 percent at December 31, 2023.

U.S. Bancorp	11

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Residential Mortgages(a)
30-89 days	$143	$169	.12%	.15%
90 days or more	145	136	.12	.12
Nonperforming	155	158	.13	.14
Total	$443	$463	.38	.40
Credit Card
30-89 days	$390	$406	1.40	1.42
90 days or more	396	375	1.42	1.31
Nonperforming	—	—	—	—
Total	$786	$781	2.82	2.73
Other Retail
Retail Leasing
30-89 days	$21	$25	.51	.60
90 days or more	2	2	.05	.05
Nonperforming	8	8	.19	.19
Total	$31	$35	.75	.85
Home Equity and Second Mortgages
30-89 days	$71	$77	.55	.59
90 days or more	35	34	.27	.26
Nonperforming	112	113	.87	.87
Total	$218	$224	1.69	1.72
Other(b)
30-89 days	$144	$176	.55	.65
90 days or more	29	31	.11	.11
Nonperforming	17	17	.06	.06
Total	$190	$224	.73	.82
(a)Excludes $491 million of loans 30-89 days past due and $1.8 billion of loans 90 days or more past due at March 31, 2024, purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that continue to accrue interest, compared with $595 million and $2.0 billion at December 31, 2023, respectively.
(b)Includes revolving credit, installment and automobile loans.
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

12	U.S. Bancorp

Credit card and other retail loan modifications are generally part of distinct modification programs providing customers modification solutions over a specified time period, generally up to 60 months.
The Company also makes short-term modifications, in limited circumstances, to assist borrowers experiencing temporary hardships. Short-term consumer lending modification programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed.
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
At March 31, 2024, total nonperforming assets were $1.8 billion, compared to $1.5 billion at December 31, 2023. The $292 million (19.5 percent) increase in nonperforming assets was primarily due to higher nonperforming commercial and commercial real estate loans, including the commercial real estate office sector. Office nonperforming loans as a percent of total office loans increased to 10.0 percent at March 31, 2024, compared to 7.6 percent at December 31, 2023. The ratio of total nonperforming assets to total loans and other real estate was 0.48 percent at March 31, 2024, compared with 0.40 percent at December 31, 2023.
OREO was $25 million at March 31, 2024, compared with $26 million at December 31, 2023, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

U.S. Bancorp	13

TABLE 6	Nonperforming Assets(a)

(Dollars in Millions)	March 31, 2024	December 31, 2023
Commercial
Commercial	$522	$349
Lease financing	27	27
Total commercial	549	376
Commercial Real Estate
Commercial mortgages	755	675
Construction and development	145	102
Total commercial real estate	900	777
Residential Mortgages(b)	155	158
Credit Card	—	—
Other Retail
Retail leasing	8	8
Home equity and second mortgages	112	113
Other	17	17
Total other retail	137	138
Total nonperforming loans(1)	1,741	1,449
Other Real Estate(c)	25	26
Other Assets	20	19
Total nonperforming assets	$1,786	$1,494
Accruing loans 90 days or more past due(b)	$714	$698
Period-end loans(2)	$374,588	$373,835
Nonperforming loans to total loans(1)/(2)	.46%	.39%
Nonperforming assets to total loans plus other real estate(c)	.48%	.40%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2023	$1,155	$339	$1,494
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	528	50	578
Advances on loans	6	—	6
Total additions	534	50	584
Reductions in nonperforming assets
Paydowns, payoffs	(73)	(16)	(89)
Net sales	—	(8)	(8)
Return to performing status	(66)	(25)	(91)
Charge-offs(d)	(100)	(4)	(104)
Total reductions	(239)	(53)	(292)
Net additions to (reductions in) nonperforming assets	295	(3)	292
Balance March 31, 2024	$1,450	$336	$1,786
(a)Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)Excludes $1.8 billion at March 31, 2024, and $2.0 billion at December 31, 2023, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(c)Foreclosed GNMA loans of $43 million at March 31, 2024, and $47 million at December 31, 2023, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(d)Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

14	U.S. Bancorp

TABLE 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31
	2024			2023
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$126,602	$109.35%		$131,227	$42.13%
Lease financing	4,165	7.68		4,456	5.46
Total commercial	130,767	116.36		135,683	47.14
Commercial Real Estate
Commercial mortgages	41,545	15.15		43,627	115	1.07
Construction and development	11,492	6.21		11,968	2.07
Total commercial real estate	53,037	21.16		55,595	117.85
Residential Mortgages	115,639	—	—	116,287	(1)	—
Credit Card	27,942	296	4.30	25,569	175	2.78
Other Retail
Retail leasing	4,082	5.49		5,241	1.08
Home equity and second mortgages	12,983	—	—	12,774	(1)	(.03)
Other	26,620	50.76		35,601	35.40
Total other retail	43,685	55.51		53,616	35.26
Total loans	$371,070	$488.53%		$386,750	$373.39%
Analysis of Loan Net Charge-offs Total loan net charge-offs were $488 million for the first quarter of 2024, compared with $373 million for the first quarter of 2023. The $115 million (30.8 percent) increase reflected higher charge-offs in most loan categories consistent with normalizing credit conditions, partially offset by the impact of charge-offs in the first quarter of 2023 related to the uncollectible amount of acquired loans associated with the acquisition of MUB. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2024 was 0.53 percent, compared with 0.39 percent for the first quarter of 2023.
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
Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which includes increasing consideration of historical loss experience over years two and three. These economic scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining life of the portfolio. The economic scenarios are updated at least quarterly and are designed to provide a range of reasonable estimates from better to worse than current expectations. Scenarios are weighted based on the Company’s expectation of economic conditions for the foreseeable future and reflect significant judgment and consideration of economic forecast uncertainty. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include, but are not limited to, changes in borrower behavior or conditions in specific lending segments, loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions.
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

U.S. Bancorp	15

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
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien, based on either servicing data for first lien accounts serviced by the Company or the status of first lien mortgage accounts reported on customer credit bureau files when the first lien is not serviced by the Company. This information is considered within the overall assessment of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses.
When a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered PCD. An allowance is established for each population and considers product mix, risk characteristics of the portfolio and delinquency status and refreshed LTV ratios when possible. PCD loans also consider whether the loan has experienced a charge-off, bankruptcy or significant deterioration since origination. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company had a total net book balance of $3.0 billion of PCD loans, primarily related to the MUB acquisition, included in its loan portfolio at March 31, 2024.
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
At March 31, 2024, the allowance for credit losses was $7.9 billion, compared with an allowance of $7.8 billion at December 31, 2023. The $65 million (0.8 percent) increase in the allowance for credit losses at March 31, 2024, compared with December 31, 2023, was primarily driven by credit migration in consumer and small business cards. The Company continued to monitor economic uncertainty related to high interest rates, persistent inflationary pressures and other economic factors that affect the financial strength of corporate and consumer borrowers. Commercial real estate valuations were also affected by rising interest rates and the changing demand for office properties. The Company has monitored the commercial real estate office portfolio and established an allowance to loan coverage ratio of approximately 10 percent at March 31, 2024 and December 31, 2023. In addition to these broad economic factors, expected loss estimates considered various factors including customer specific information impacting changes in risk ratings, projected delinquencies and the impact of economic deterioration on selected borrowers’ liquidity and ability to repay.
The ratio of the allowance for credit losses to period-end loans was 2.11 percent at March 31, 2024, compared with 2.10 percent at December 31, 2023. The ratio of the allowance for credit losses to nonperforming loans was 454 percent at March 31, 2024, compared with 541 percent at December 31, 2023. The ratio of the allowance for credit losses to annualized loan net charge-offs was 403 percent at March 31, 2024, compared with 411 percent of full year 2023 net charge-offs at December 31, 2023.
Economic conditions considered in estimating the allowance for credit losses at March 31, 2024 included changes in projected gross domestic product and unemployment levels. These factors were evaluated through a combination of quantitative calculations using multiple economic scenarios and additional qualitative assessments that considered the degree of economic uncertainty in the current environment. The projected unemployment rates for 2024 considered in the estimate range from 3.1 percent to 7.7 percent.

16	U.S. Bancorp

The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
United States unemployment rate for the three months ending(a)
March 31, 2024	3.8%	3.9%
December 31, 2024	4.0	4.0
United States real gross domestic product for the three months ending(b)
March 31, 2024	2.9%	2.2%
December 31, 2024	1.5	1.3
(a)Reflects quarterly average of forecasted reported United States unemployment rate.
(b)Reflects year-over-year growth rates.
The allowance for credit losses related to commercial lending segment loans increased $49 million during the first quarter of 2024, reflecting credit downgrades in commercial and commercial real estate portfolios.
The allowance for credit losses related to consumer lending segment loans increased $16 million during the first quarter of 2024, due to credit migration in credit card portfolios, partially offset by reduced portfolio exposures.

U.S. Bancorp	17

TABLE 8	Summary of Allowance for Credit Losses

	Three Months Ended March 31
(Dollars in Millions)	2024	2023
Balance at beginning of period	$7,839	$7,404
Change in accounting principle(a)	—	(62)
Allowance for acquired credit losses(b)	—	127
Charge-Offs
Commercial
Commercial	129	56
Lease financing	10	7
Total commercial	139	63
Commercial real estate
Commercial mortgages	28	121
Construction and development	6	2
Total commercial real estate	34	123
Residential mortgages	4	4
Credit card	337	215
Other retail
Retail leasing	8	5
Home equity and second mortgages	4	2
Other	69	57
Total other retail	81	64
Total charge-offs(c)	595	469
Recoveries
Commercial
Commercial	20	14
Lease financing	3	2
Total commercial	23	16
Commercial real estate
Commercial mortgages	13	6
Construction and development	—	—
Total commercial real estate	13	6
Residential mortgages	4	5
Credit card	41	40
Other retail
Retail leasing	3	4
Home equity and second mortgages	4	3
Other	19	22
Total other retail	26	29
Total recoveries	107	96
Net Charge-Offs
Commercial
Commercial	109	42
Lease financing	7	5
Total commercial	116	47
Commercial real estate
Commercial mortgages	15	115
Construction and development	6	2
Total commercial real estate	21	117
Residential mortgages	—	(1)
Credit card	296	175
Other retail
Retail leasing	5	1
Home equity and second mortgages	—	(1)
Other	50	35
Total other retail	55	35
Total net charge-offs	488	373
Provision for credit losses	553	427
Balance at end of period	$7,904	$7,523
Components
Allowance for loan losses	$7,514	$7,020
Liability for unfunded credit commitments	390	503
Total allowance for credit losses(1)	$7,904	$7,523
Period-end loans(2)	$374,588	$387,866
Nonperforming loans(3)	1,741	1,139
Allowance for Credit Losses as a Percentage of
Period-end loans(1)/(2)	2.11%	1.94%
Nonperforming loans(1)/(3)	454	660
Nonperforming and accruing loans 90 days or more past due	322	461
Nonperforming assets	443	637
Annualized net charge-offs	403	497
(a)Effective January 1, 2023, the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings.
(b)Allowance for purchased credit deteriorated and charged-off loans acquired from MUB.
(c)Includes $91 million of charge-offs in the first quarter of 2023 related to uncollectible amounts on acquired loans.

18	U.S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2024, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2023. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for further discussion on residual value risk management.
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
The Company maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom it does business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. The Company also maintains a cybersecurity risk program which provides centralized planning and management of related and interdependent work with a focus on risks from cybersecurity threats. The Company's cybersecurity risk program is integrated into the Company's overall business and operational strategies and requires that the Company allocate appropriate resources to maintain the program. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for further discussion on operational risk management.
Compliance Risk Management The Company may suffer legal or regulatory sanctions, material financial loss, or damage to its reputation if it fails to comply with laws, regulations, rules, standards of good practice, and codes of conduct, including those related to compliance with Bank Secrecy Act/anti-money laundering requirements, sanctions compliance requirements as administered by the Office of Foreign Assets Control, consumer protection and other requirements. The Company has controls and processes in place for the assessment, identification, monitoring, management and reporting of compliance risks and issues, including those created or increased by economic and financial disruptions. Refer to “Management’s Discussion and Analysis — Compliance Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for further discussion on compliance risk management.
Interest Rate Risk Management In the banking industry, changes in interest rates are a significant risk that can impact earnings as well as the safety and soundness of an entity. The Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Management Committee (“ALCO”) and approved by the Board of Directors. The ALCO has the responsibility for approving and overseeing compliance with the ALCO management policies, including interest rate risk exposure. One way the Company measures and analyzes its interest rate risk is through analysis of net interest income sensitivities across a range of scenarios.
Net interest income sensitivity analysis includes evaluating all of the Company’s assets and liabilities and off-balance sheet instruments, inclusive of new business activity under various interest rate scenarios that differ in the direction, amount and speed of change over time, as well as the overall shape of the yield curve. The balance sheet includes assumptions regarding loan and deposit volumes and pricing which are based on quantitative analysis, historical trends and management outlook and strategies. Deposit balances, mix and pricing are dynamic across interest rate scenarios and will change both with the absolute level of rates as well as the assumed interest rate shock. Deposit pricing changes, commonly referred to as the deposit beta, represents the amount by which the Company’s interest-bearing deposit rates have or will change given a change in short-term market rates. Base case and net interest income sensitivities are reviewed monthly by the ALCO and are used to guide asset/liability management strategies.
The Company also manages interest rate sensitivity by utilizing market value of equity modeling, which measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. Management measures the impact of changes in market values due to interest rates under a number of scenarios, including immediate and sustained parallel shifts, and flattening or steepening of the yield curve. The Company manages its interest rate risk position by holding assets with desired interest rate risk characteristics on its balance sheet, executing certain pricing strategies for loans and deposits and deploying investment portfolio, funding and derivative strategies.
Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. From December 31, 2023 to March 31, 2024, interest rate sensitivity to higher rates decreased, primarily due to changes in deposit composition and rates paid on deposits as a result of the elevated interest rate environment throughout the first quarter of 2024. As of March 31, 2024, the Company is relatively neutral to further parallel upward moves in interest rates while the sensitivity to lower rates has improved driven by the projected repricing of the deposit portfolio in declining rate scenarios. While the Company utilizes models and assumptions based on historical information and expected behaviors, actual outcomes could vary significantly.

U.S. Bancorp	19

TABLE 9	Sensitivity of Net Interest Income

	March 31, 2024				December 31, 2023
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	.32%	.21%	1.03%	(.33)%	(.19)%	.71%	(.15)%	.91%
Use of Derivatives to Manage Interest Rate and Other Risks To manage the sensitivity of earnings and capital to interest rate, prepayment, credit, price and foreign currency fluctuations (asset and liability management positions), the Company enters into derivative transactions. The Company uses derivatives for asset and liability management purposes primarily in the following ways:
•To convert fixed-rate debt and available-for-sale investment securities from fixed-rate payments to floating-rate payments;
•To convert floating-rate loans and debt from floating-rate payments to fixed-rate payments;
•To mitigate changes in value of the Company’s unfunded mortgage loan commitments, funded MLHFS and MSRs;
•To mitigate remeasurement volatility of foreign currency denominated balances; and
•To mitigate the volatility of the Company’s net investment in foreign operations driven by fluctuations in foreign currency exchange rates.
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
The Company does not designate all of the derivatives that it enters into for risk management purposes as accounting hedges because of the inefficiency of applying the accounting requirements and may instead elect fair value accounting for the related hedged items. In particular, the Company enters into interest rate swaps, swaptions, forward commitments to buy to-be-announced securities (“TBAs”), U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures to mitigate fluctuations in the value of its MSRs, but does not designate those derivatives as accounting hedges. Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information regarding MSRs, including management of the changes in fair value.
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

20	U.S. Bancorp

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
The average, high, low and period-end one-day VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2024	2023
Average	$3	$5
High	4	6
Low	2	4
Period-end	3	5
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the three months ended March 31, 2024 and 2023. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and period-end one-day Stressed VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2024	2023
Average	$9	$12
High	12	16
Low	7	10
Period-end	10	14
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
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Three Months Ended March 31 (Dollars in Millions)	2024	2023
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$1
High	2	1
Low	1	—
Mortgage Servicing Rights and Related Hedges
Average	$3	$8
High	3	12
Low	2	4
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
The Company regularly projects its funding needs under various stress scenarios and maintains a contingency funding plan consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the Federal Home Loan Bank (“FHLB”) and at the Federal Reserve Bank’s Discount Window. Unencumbered liquid

U.S. Bancorp	21

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
The following table summarizes the Company’s total available liquidity from on-balance sheet and off-balance sheet funding sources:

(Dollars in Millions)	March 31, 2024	December 31, 2023
Cash held at the Federal Reserve Bank and other central banks	$68,945	$52,403
Available investment securities	52,359	34,220
Borrowing capacity from the Federal Reserve Bank and FHLB	177,811	215,763
Total available liquidity	$299,115	$302,386
Borrowing capacity from the Federal Reserve Bank and FHLB declined from December 31, 2023 to March 31, 2024 primarily due to the expiration of the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”). This decline was partially offset by an increase in available investment securities as a portion of the securities previously pledged through the BTFP were made available for sale or pledging. Cash increased from December 31, 2023 primarily driven by customer deposit inflows.
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $528.1 billion at March 31, 2024, compared with $512.3 billion at December 31, 2023. Average first quarter 2024 noninterest-bearing deposit balances reflected decreases of 34.6 percent and 6.4 percent compared with the first quarter of 2023 and fourth quarter of 2023, respectively. These decreases reflected the continuing shift of noninterest-bearing balances into interest-bearing deposit products resulting from the higher interest rate environment. Average total deposits for both the first quarter of 2024 and 2023 funded approximately 77 percent of the Company’s total assets of these same periods, respectively. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $52.7 billion at March 31, 2024, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $17.1 billion at March 31, 2024, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At March 31, 2024, parent company long-term debt outstanding was $35.7 billion, compared with $34.3 billion at December 31, 2023. The increase was primarily due to $3.5 billion of medium-term note issuances, partially offset by $2.1 billion of medium-term note repayments. As of March 31, 2024, there was $3.6 billion of parent company debt scheduled to mature in the remainder of 2024. Future debt maturities may be met through medium-term note and capital security issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires large banking organizations to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. For the three months ended March 31, 2024 and December 31, 2023, the Company’s average daily LCR was 109.4 percent and 109.2 percent, respectively. The Company was compliant with this requirement for both of these periods.
The Company is also subject to a regulatory Net Stable Funding Ratio (“NSFR”) requirement which requires large banking organizations to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year time horizon. The Company was compliant with this requirement at March 31, 2024 and December 31, 2023.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for further discussion on liquidity risk management.
European Exposures The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for the three months ended March 31, 2024. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At March 31, 2024, the

22	U.S. Bancorp

Company had an aggregate amount on deposit with European banks of approximately $6.8 billion, predominately with the Central Bank of Ireland and Bank of England.
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
Commitments, Contingent Liabilities and Other Contractual Obligations The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, with unrelated or consolidated entities, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements or provide market risk support. These arrangements include commitments to extend credit, letters of credit and various forms of guarantees. Refer to Note 15 of the Notes to Consolidated Financial Statements for further information on guarantees and contingent liabilities. These arrangements also include any obligation related to a variable interest held in an unconsolidated entity that provides financing, liquidity, credit enhancement or market risk support. Refer to Note 5 of the Notes to Consolidated Financial Statements for further information related to the Company’s interests in variable interest entities.
Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. To achieve its capital goals, the Company employs a variety of capital management tools, including dividends, common share repurchases, and the issuance of subordinated debt, non-cumulative perpetual preferred stock, common stock and other capital instruments. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2022, the Company began to phase into its regulatory capital requirements the cumulative deferred impact of its 2020 adoption of the accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology plus 25 percent of its quarterly credit reserve increases during 2020 and 2021. This cumulative deferred impact will continue to be phased into the Company’s regulatory capital during 2024, culminating with a fully phased in regulatory capital calculation beginning in 2025. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at March 31, 2024 and December 31, 2023. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
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
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the CECL methodology under the standardized approach, was 5.2 percent and 7.8 percent, respectively, at March 31, 2024, compared with 5.3 percent and 7.7 percent, respectively, at December 31, 2023. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology was 9.9 percent at March 31, 2024, compared with 9.7 percent at December 31, 2023. Refer to “Non-GAAP Financial Measures” beginning on page 27 for further information on these other capital ratios.

TABLE 10	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2024	December 31, 2023
Basel III standardized approach:
Common equity tier 1 capital	$45,239	$44,947
Tier 1 capital	52,491	52,199
Total risk-based capital	62,203	61,921
Risk-weighted assets	452,831	453,390

Common equity tier 1 capital as a percent of risk-weighted assets(a)	10.0%	9.9%
Tier 1 capital as a percent of risk-weighted assets	11.6	11.5
Total risk-based capital as a percent of risk-weighted assets	13.7	13.7
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.1	8.1
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	6.6	6.6
(a)The Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology, was 9.9 percent at March 31, 2024, compared with 9.7 percent at December 31, 2023. See Non-GAAP Financial Measures beginning on page 27.

U.S. Bancorp	23

Total U.S. Bancorp shareholders’ equity was $55.6 billion at March 31, 2024, compared with $55.3 billion at December 31, 2023. The increase was primarily the result of corporate earnings, partially offset by dividends paid and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss).
The Company announced on December 22, 2020 that its Board of Directors had approved an authorization to repurchase $3.0 billion of its common stock beginning January 1, 2021. The Company suspended all common stock repurchases at the beginning of the third quarter of 2021, except for those done exclusively in connection with its stock-based compensation programs, due to its acquisition of MUB. The Company will evaluate its share repurchases in connection with the potential capital requirements given proposed regulatory capital rules and related landscape. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with regulatory requirements.
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company or any affiliated purchaser during the first quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
January	99,347	(a)	$40.94	9,347	$1,313
February	816		42.50	816	1,313
March	1,165,104		41.99	1,165,104	1,264
Total	1,265,267	(a)	$41.90	1,175,267	$1,264
(a)Includes 90,000 shares of common stock purchased, at an average price per share of $40.72, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.
Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for further discussion on capital management.
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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the
Company’s diverse customer base. During 2024 and 2023, certain organization and methodology changes were made, including the Company combining its Wealth Management and Investment Services and Corporate and Commercial Banking lines of businesses to create the Wealth, Corporate, Commercial and Institutional Banking line of business during the third quarter of 2023. Prior period results were restated and presented on a comparable basis.
Wealth, Corporate, Commercial and Institutional Banking Wealth, Corporate, Commercial and Institutional Banking provides core banking, specialized lending, transaction and payment processing, capital markets, asset management, and brokerage and investment related services to wealth, middle market, large corporate, government and institutional clients. Wealth, Corporate, Commercial and Institutional Banking contributed $651 million of the Company’s net income in the first quarter of 2024, or a decrease of $291 million (30.9 percent) compared with the first quarter of 2023.
Net revenue decreased $192 million (7.5 percent) in the first quarter of 2024, compared with the first quarter of 2023. Net interest income, on a taxable-equivalent basis, decreased $285 million (18.4 percent) in the first quarter of 2024, compared with the first quarter of 2023, primarily due to the impact of deposit mix and pricing, partially offset by higher rates on earning assets. Noninterest income increased $93 million (9.1 percent) in the first quarter of 2024, compared with the first quarter of 2023, primarily due to higher trust and investment management fees driven by business growth and favorable market conditions, and higher commercial products revenue mainly due to higher corporate bond fees.
Noninterest expense increased $32 million (2.4 percent) in the first quarter of 2024, compared with the first quarter of 2023, primarily due to higher compensation and employee benefits expense. The provision for credit losses increased $164 million in the first quarter of 2024, compared with the first quarter of 2023, primarily due to commercial real estate credit quality and select commercial downgrades.
Consumer and Business Banking Consumer and Business Banking comprises consumer banking, small business banking and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, online services, direct mail, ATM processing, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners. Consumer and Business Banking contributed $601 million of the Company’s net income in the first quarter of 2024, or a decrease of $169 million (21.9 percent) compared with the first quarter of 2023.
Net revenue decreased $305 million (11.1 percent) in the first quarter of 2024, compared with the first quarter of 2023. Net interest income, on a taxable-equivalent basis, decreased $327 million (14.0 percent) in the first quarter of 2024, compared with the first quarter of 2023, due to the impact of deposit mix and pricing, partially offset by higher rates on earning assets. Noninterest income increased $22 million (5.5 percent) in the first quarter of 2024, compared with the first quarter of 2023, primarily due to higher

24	U.S. Bancorp

mortgage banking revenue driven by higher gain on sale margins, partially offset by a decrease in service charges.
Noninterest expense decreased $127 million (7.4 percent) in the first quarter of 2024, compared with the first quarter of 2023, primarily due to lower net shared services expense and compensation and employee benefits expense. The provision for credit losses increased $48 million in the first quarter of 2024, compared with the first quarter of 2023, due to normalizing credit conditions.
Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services and merchant processing. Payment Services contributed $248 million of the Company’s net income in the first quarter of 2024, or a decrease of $62 million (20.0 percent) compared with the first quarter of 2023.
Net revenue increased $123 million (7.7 percent) in the first quarter of 2024, compared with the first quarter of 2023. Net interest income, on a taxable-equivalent basis, increased $80 million (12.2 percent) in the first quarter of 2024, compared with the first quarter of 2023, primarily due to higher loan yields driven by higher interest rates and customer revolve rates, along with higher loan balances, partially offset by higher funding costs. Noninterest income increased $43 million (4.6 percent) in the first quarter of 2024, compared with the first quarter of 2023, driven by higher card revenue due to higher spend volume and favorable rates, along with increased merchant processing services due to higher spend volume.
Noninterest expense increased $66 million (6.9 percent) in the first quarter of 2024, compared with the first quarter of 2023, reflecting higher net shared services expense driven by investment in infrastructure and technology development. The provision for credit losses increased $139 million (63.2 percent) in the first quarter of 2024, compared with the first quarter of 2023, primarily due to increasing delinquency rates and charge-offs.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded a net loss of $181 million in the first quarter of 2024, compared with a net loss of $324 million in the first quarter of 2023.
Net revenue decreased $86 million (31.7 percent) in the first quarter of 2024, compared with the first quarter of 2023. Net interest income, on a taxable-equivalent basis, decreased $121 million (99.2 percent) in the first quarter of 2024, compared with the first quarter of 2023, primarily due to higher funding costs, partially offset by higher yields on the investment securities portfolio and cash balances. Noninterest income increased $35 million (23.5 percent) in the first quarter of 2024, compared with the first quarter of 2023, primarily due to prior year losses on securities and an increase in commercial products revenue, partially offset by a decrease in other revenue.
Noninterest expense decreased $67 million (12.2 percent) in the first quarter of 2024, compared with the first quarter of 2023, primarily due to prudent expense management, continued focus on operational efficiency, synergies from the MUB acquisition and lower merger and integration charges, along with a decline in the future delivery exposure for merchant and airline processing and other liabilities. These decreases were partially offset by the impact of the FDIC special assessment, higher compensation and employee benefits expense and higher net shared services expense. The provision for credit losses decreased $225 million (99.6 percent) in the first quarter of 2024, compared with the first quarter of 2023, primarily due to relative stability in the economic outlook in the current quarter.
Income taxes are assessed to each line of business at a managerial tax rate of 25.0 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

U.S. Bancorp	25

TABLE 11	Line of Business Financial Performance

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Three Months Ended March 31 (Dollars in Millions)	2024	2023	Percent Change	2024	2023	Percent Change	2024	2023	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,265	$1,550	(18.4)%	$2,014	$2,341	(14.0)%	$735	$655	12.2%
Noninterest income	1,113	1,020	9.1	423	401	5.5	980	937	4.6
Total net revenue	2,378	2,570	(7.5)	2,437	2,742	(11.1)	1,715	1,592	7.7
Noninterest expense	1,372	1,340	2.4	1,580	1,707	(7.4)	1,025	959	6.9
Income (loss) before provision and income taxes	1,006	1,230	(18.2)	857	1,035	(17.2)	690	633	9.0
Provision for credit losses	138	(26)	*	55	7	*	359	220	63.2
Income (loss) before income taxes	868	1,256	(30.9)	802	1,028	(22.0)	331	413	(19.9)
Income taxes and taxable-equivalent adjustment	217	314	(30.9)	201	258	(22.1)	83	103	(19.4)
Net income (loss)	651	942	(30.9)	601	770	(21.9)	248	310	(20.0)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$651	$942	(30.9)	$601	$770	(21.9)	$248	$310	(20.0)
Average Balance Sheet
Loans	$170,965	$177,011	(3.4)	$154,993	$167,409	(7.5)	$39,803	$36,935	7.8
Goodwill	4,825	4,614	4.6	4,325	4,493	(3.7)	3,332	3,315.5
Other intangible assets	1,059	1,034	2.4	4,696	5,594	(16.1)	300	385	(22.1)
Assets	199,085	201,182	(1.0)	169,177	185,245	(8.7)	46,816	42,858	9.2
Noninterest-bearing deposits	58,446	82,403	(29.1)	21,500	41,269	(47.9)	2,791	3,184	(12.3)
Interest-bearing deposits	203,980	196,843	3.6	203,343	176,797	15.0	97	108	(10.2)
Total deposits	262,426	279,246	(6.0)	224,843	218,066	3.1	2,888	3,292	(12.3)
Total U.S. Bancorp shareholders’ equity	21,749	21,536	1.0	14,848	16,565	(10.4)	9,965	8,968	11.1

	Treasury and Corporate Support			Consolidated Company
Three Months Ended March 31 (Dollars in Millions)	2024	2023	Percent Change	2024	2023	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1	$122	(99.2)%	$4,015	$4,668	(14.0)%
Noninterest income	184	149	23.5	2,700	2,507	7.7
Total net revenue	185	271	(31.7)	6,715	7,175	(6.4)
Noninterest expense	482	549	(12.2)	4,459	4,555	(2.1)
Income (loss) before provision and income taxes	(297)	(278)	(6.8)	2,256	2,620	(13.9)
Provision for credit losses	1	226	(99.6)	553	427	29.5
Income (loss) before income taxes	(298)	(504)	40.9	1,703	2,193	(22.3)
Income taxes and taxable-equivalent adjustment	(124)	(186)	(33.3)	377	489	(22.9)
Net income (loss)	(174)	(318)	45.3	1,326	1,704	(22.2)
Net (income) loss attributable to noncontrolling interests	(7)	(6)	(16.7)	(7)	(6)	(16.7)
Net income (loss) attributable to U.S. Bancorp	$(181)	$(324)	44.1	$1,319	$1,698	(22.3)
Average Balance Sheet
Loans	$5,369	$5,395	(.5)	$371,070	$386,750	(4.1)
Goodwill	—	—	—	12,482	12,422.5
Other intangible assets	10	36	(72.2)	6,065	7,049	(14.0)
Assets	238,831	236,162	1.1	653,909	665,447	(1.7)
Noninterest-bearing deposits	2,050	2,885	(28.9)	84,787	129,741	(34.6)
Interest-bearing deposits	10,854	6,835	58.8	418,274	380,583	9.9
Total deposits	12,904	9,720	32.8	503,061	510,324	(1.4)
Total U.S. Bancorp shareholders’ equity	9,105	5,598	62.6	55,667	52,667	5.7
*Not meaningful

26	U.S. Bancorp

Non-GAAP Financial Measures
In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:
•Tangible common equity to tangible assets,
•Tangible common equity to risk-weighted assets, and
•Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology.
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
The following tables show the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	March 31, 2024	December 31, 2023
Total equity	$56,033	$55,771
Preferred stock	(6,808)	(6,808)
Noncontrolling interests	(465)	(465)
Goodwill (net of deferred tax liability)(a)	(11,459)	(11,480)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(2,158)	(2,278)
Tangible common equity(1)	35,143	34,740

Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation	45,239	44,947
Adjustments(b)	(433)	(866)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology(2)	44,806	44,081

Total assets	683,606	663,491
Goodwill (net of deferred tax liability)(a)	(11,459)	(11,480)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(2,158)	(2,278)
Tangible assets(3)	669,989	649,733

Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company(4)	452,831	453,390
Adjustments(c)	(368)	(736)
Risk-weighted assets, reflecting the full implementation of the CECL methodology(5)	452,463	452,654
Ratios
Tangible common equity to tangible assets(1)/(3)	5.2%	5.3%
Tangible common equity to risk-weighted assets(1)/(4)	7.8	7.7
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology(2)/(5)	9.9	9.7
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(b)Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(c)Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.

U.S. Bancorp	27

	Three Months Ended March 31
(Dollars in Millions)	2024	2023
Net interest income	$3,985	$4,634
Taxable-equivalent adjustment(a)	30	34
Net interest income, on a taxable-equivalent basis	4,015	4,668

Net interest income, on a taxable-equivalent basis (as calculated above)	4,015	4,668
Noninterest income	2,700	2,507
Less: Securities gains (losses), net	2	(32)
Total net revenue, excluding net securities gains (losses)(1)	6,713	7,207

Noninterest expense(2)	4,459	4,555

Efficiency ratio(1)/(2)	66.4%	63.2%
(a)Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
Critical Accounting Policies
The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, MSRs, and income taxes. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

28	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$76,985	$61,192
Investment securities
Held-to-maturity (fair value $71,149 and $74,088, respectively)	82,948	84,045
Available-for-sale ($356 and $338 pledged as collateral, respectively)(a)	72,426	69,706
Loans held for sale (including $1,885 and $2,011 of mortgage loans carried at fair value, respectively)	2,080	2,201
Loans
Commercial	134,726	131,881
Commercial real estate	52,677	53,455
Residential mortgages	116,079	115,530
Credit card	27,844	28,560
Other retail	43,262	44,409
Total loans	374,588	373,835
Less allowance for loan losses	(7,514)	(7,379)
Net loans	367,074	366,456
Premises and equipment	3,537	3,623
Goodwill	12,479	12,489
Other intangible assets	6,031	6,084
Other assets (including $4,878 and $3,548 of trading securities at fair value pledged as collateral, respectively)(a)	60,046	57,695
Total assets	$683,606	$663,491

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$91,220	$89,989
Interest-bearing (including $4,668 and $2,818 of time deposits carried at fair value, respectively)	436,843	422,323
Total deposits	528,063	512,312
Short-term borrowings	17,102	15,279
Long-term debt	52,693	51,480
Other liabilities	29,715	28,649
Total liabilities	627,573	607,720
Shareholders’ equity
Preferred stock	6,808	6,808
Common stock, $.01 par value per share, authorized: 4,000,000,000 shares; issued: 3/31/24 and 12/31/23—2,125,725,742 shares	21	21
Capital surplus	8,642	8,673
Retained earnings	74,473	74,026
Less cost of common stock in treasury: 3/31/24—565,322,411 shares; 12/31/23—567,732,687 shares	(24,023)	(24,126)
Accumulated other comprehensive income (loss)	(10,353)	(10,096)
Total U.S. Bancorp shareholders’ equity	55,568	55,306
Noncontrolling interests	465	465
Total equity	56,033	55,771
Total liabilities and equity	$683,606	$663,491
(a)Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended March 31
	2024	2023
Interest Income
Loans	$5,712	$5,277
Loans held for sale	37	31
Investment securities	1,175	1,074
Other interest income	840	582
Total interest income	7,764	6,964
Interest Expense
Deposits	2,884	1,505
Short-term borrowings	270	449
Long-term debt	625	376
Total interest expense	3,779	2,330
Net interest income	3,985	4,634
Provision for credit losses	553	427
Net interest income after provision for credit losses	3,432	4,207
Noninterest Income
Card revenue	392	360
Corporate payment products revenue	184	189
Merchant processing services	401	387
Trust and investment management fees	641	590
Service charges	315	324
Commercial products revenue	388	334
Mortgage banking revenue	166	128
Investment products fees	77	68
Securities gains (losses), net	2	(32)
Other	134	159
Total noninterest income	2,700	2,507
Noninterest Expense
Compensation and employee benefits	2,691	2,646
Net occupancy and equipment	296	321
Professional services	110	134
Marketing and business development	136	122
Technology and communications	507	503
Other intangibles	146	160
Merger and integration charges	155	244
Other	418	425
Total noninterest expense	4,459	4,555
Income before income taxes	1,673	2,159
Applicable income taxes	347	455
Net income	1,326	1,704
Net (income) loss attributable to noncontrolling interests	(7)	(6)
Net income attributable to U.S. Bancorp	$1,319	$1,698
Net income applicable to U.S. Bancorp common shareholders	$1,209	$1,592
Earnings per common share	$.78	$1.04
Diluted earnings per common share	$.78	$1.04
Average common shares outstanding	1,559	1,532
Average diluted common shares outstanding	1,559	1,532
See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2024	2023
Net income	$1,326	$1,704
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	(171)	1,305
Changes in unrealized gains (losses) on derivative hedges	(343)	204
Foreign currency translation	6	(1)
Changes in unrealized gains (losses) on retirement plans	—	1
Reclassification to earnings of realized (gains) losses	161	158
Income taxes related to other comprehensive income (loss)	90	(413)
Total other comprehensive income (loss)	(257)	1,254
Comprehensive income (loss)	1,069	2,958
Comprehensive (income) loss attributable to noncontrolling interests	(7)	(6)
Comprehensive income (loss) attributable to U.S. Bancorp	$1,062	$2,952
See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2022	1,531	$6,808	$21	$8,712	$71,901	$(25,269)	$(11,407)	$50,766	$466	$51,232
Change in accounting principle(a)					46			46		46
Net income (loss)					1,698			1,698	6	1,704
Other comprehensive income (loss)							1,254	1,254		1,254
Preferred stock dividends(b)					(98)			(98)		(98)
Common stock dividends ($.48 per share)					(740)			(740)		(740)
Issuance of common and treasury stock	3			(114)		120		6		6
Purchase of treasury stock	(1)					(44)		(44)		(44)
Distributions to noncontrolling interests								—	(7)	(7)
Stock option and restricted stock grants				101				101		101
Balance March 31, 2023	1,533	$6,808	$21	$8,699	$72,807	$(25,193)	$(10,153)	$52,989	$465	$53,454
Balance December 31, 2023	1,558	$6,808	$21	$8,673	$74,026	$(24,126)	$(10,096)	$55,306	$465	$55,771
Net income (loss)					1,319			1,319	7	1,326
Other comprehensive income (loss)							(257)	(257)		(257)
Preferred stock dividends(c)					(102)			(102)		(102)
Common stock dividends ($.49 per share)					(770)			(770)		(770)
Issuance of common and treasury stock	3			(139)		152		13		13
Purchase of treasury stock	(1)					(49)		(49)		(49)
Distributions to noncontrolling interests								—	(7)	(7)
Stock option and restricted stock grants				108				108		108
Balance March 31, 2024	1,560	$6,808	$21	$8,642	$74,473	$(24,023)	$(10,353)	$55,568	$465	$56,033
(a)Effective January 1, 2023, the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings. Upon adoption, the Company reduced its allowance for credit losses and increased retained earnings net of deferred taxes through a cumulative-effect adjustment.
(b)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,462.428, $339.357, $662.50, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
(c)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,667.221, $390.264, $662.50, $343.75, $234.375, $250.00, $231.25, and $281.25, respectively.
See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2024	2023
Operating Activities
Net income attributable to U.S. Bancorp	$1,319	$1,698
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	553	427
Depreciation and amortization of premises and equipment	90	97
Amortization of intangibles	146	160
(Gain) loss on sale of loans held for sale	(36)	7
(Gain) loss on sale of securities and other assets	(9)	32
Loans originated for sale, net of repayments	(4,674)	(7,024)
Proceeds from sales of loans held for sale	4,740	6,728
Other, net	532	(1,283)
Net cash provided by operating activities	2,661	842
Investing Activities
Proceeds from sales of available-for-sale investment securities	172	7,720
Proceeds from maturities of held-to-maturity investment securities	1,301	1,317
Proceeds from maturities of available-for-sale investment securities	1,412	1,407
Purchases of held-to-maturity investment securities	(93)	(924)
Purchases of available-for-sale investment securities	(4,851)	(217)
Net (increase) decrease in loans outstanding	(1,128)	165
Proceeds from sales of loans	36	257
Purchases of loans	(296)	(339)
Net increase in securities purchased under agreements to resell	(1,274)	(1,531)
Other, net	(232)	(2,912)
Net cash (used in) provided by investing activities	(4,953)	4,943
Financing Activities
Net increase (decrease) in deposits	15,751	(19,237)
Net increase in short-term borrowings	1,823	24,876
Proceeds from issuance of long-term debt	3,565	3,701
Principal payments or redemption of long-term debt	(2,172)	(1,594)
Proceeds from issuance of common stock	13	6
Repurchase of common stock	(49)	(44)
Cash dividends paid on preferred stock	(76)	(67)
Cash dividends paid on common stock	(770)	(740)
Net cash provided by financing activities	18,085	6,901
Change in cash and due from banks	15,793	12,686
Cash and due from banks at beginning of period	61,192	53,542
Cash and due from banks at end of period(a)	$76,985	$66,228
(a)Excludes a $1.0 billion interest-bearing due from bank balance with a term greater than 90 days at March 31, 2023.
See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1	Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain amounts in prior periods have been reclassified to conform to the current period presentation.

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
Income Taxes - Improvements to Income Tax Disclosures In December 2023, the FASB issued guidance, effective for the Company for annual reporting periods beginning after December 15, 2024, related to income tax disclosures. This guidance requires additional information in income tax rate reconciliation disclosures and additional disclosures about income taxes paid. The guidance is required, at a minimum, to be adopted on a prospective basis, with an option to apply it retrospectively. The Company expects the adoption of this guidance will not be material to its financial statements.
Segment Reporting - Improvements to Reportable Segment Disclosures In November 2023, the FASB issued guidance, effective for the Company for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024, related to segment disclosures. This guidance requires disclosures of significant segment expenses and other segment items and expands interim period disclosure requirements to include segment profit or loss and assets, which are currently only required to be disclosed annually. The guidance is required to be adopted retrospectively to all periods presented in the financial statements. The Company expects the adoption of this guidance will not be material to its financial statements.

34	U.S. Bancorp

NOTE 3	Investment Securities
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
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	March 31, 2024				December 31, 2023
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Treasury and agencies	$1,345	$—	$(42)	$1,303	$1,345	$—	$(35)	$1,310
Mortgage-backed securities
Residential agency	79,805	—	(11,736)	68,069	80,997	6	(9,929)	71,074
Commercial agency	1,697	—	(21)	1,676	1,695	6	(5)	1,696
Other	101	—	—	101	8	—	—	8
Total held-to-maturity	$82,948	$—	$(11,799)	$71,149	$84,045	$12	$(9,969)	$74,088
Available-for-Sale
U.S. Treasury and agencies	$23,722	$11	$(2,215)	$21,518	$21,768	$8	$(2,234)	$19,542
Mortgage-backed securities
Residential agency	29,798	84	(2,395)	27,487	28,185	104	(2,211)	26,078
Commercial
Agency	8,696	—	(1,412)	7,284	8,703	—	(1,360)	7,343
Non-agency	7	—	(1)	6	7	—	(1)	6
Asset-backed securities	6,218	11	(25)	6,204	6,713	25	(14)	6,724
Obligations of state and political subdivisions	10,826	23	(1,062)	9,787	10,867	36	(914)	9,989
Other	140	—	—	140	24	—	—	24
Total available-for-sale, excluding portfolio level basis adjustments	79,407	129	(7,110)	72,426	76,267	173	(6,734)	69,706
Portfolio level basis adjustments(a)	88	—	(88)	—	335	—	(335)	—
Total available-for-sale	$79,495	$129	$(7,198)	$72,426	$76,602	$173	$(7,069)	$69,706
(a)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale investment securities, which are not allocated to individual securities in the portfolio. For additional information, refer to Note 12.
Investment securities with a fair value of $21.6 billion at March 31, 2024, and $20.5 billion at December 31, 2023, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $356 million at March 31, 2024, and $338 million at December 31, 2023.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended March 31
(Dollars in Millions)	2024	2023
Taxable	$1,099	$994
Non-taxable	76	80
Total interest income from investment securities	$1,175	$1,074

U.S. Bancorp	35

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended March 31
(Dollars in Millions)	2024	2023
Realized gains	$3	$60
Realized losses	(1)	(92)
Net realized gains (losses)	$2	$(32)
Income tax (benefit) on net realized gains (losses)	$1	$(8)
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at March 31, 2024 and December 31, 2023.
At March 31, 2024, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses excluding portfolio level basis adjustments and fair value of the Company’s available-for-sale investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2024:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$1,219	$(6)	$17,077	$(2,209)	$18,296	$(2,215)
Mortgage-backed securities
Residential agency	1,580	(9)	20,617	(2,386)	22,197	(2,395)
Commercial
Agency	—	—	7,284	(1,412)	7,284	(1,412)
Non-agency	—	—	7	(1)	7	(1)
Asset-backed securities	2,942	(5)	1,806	(20)	4,748	(25)
Obligations of state and political subdivisions	1,121	(9)	7,707	(1,053)	8,828	(1,062)
Other	115	—	4	—	119	—
Total investment securities	$6,977	$(29)	$54,502	$(7,081)	$61,479	$(7,110)
These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2024, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the three months ended March 31, 2024 and 2023, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
Predominately all of the Company’s held-to-maturity investment securities are U.S. Treasury and agencies securities and highly rated agency mortgage-backed securities that are guaranteed or otherwise supported by the United States government and have no history of credit losses. Accordingly the Company does not expect to incur any credit losses on held-to-maturity investment securities and has no allowance for credit losses recorded for these securities.

36	U.S. Bancorp

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at March 31, 2024:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted-Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies
Maturing in one year or less	$50	$50	0.1	2.67%
Maturing after one year through five years	1,295	1,253	2.1	2.85
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$1,345	$1,303	2.0	2.85%
Mortgage-backed securities(a)
Maturing in one year or less	$22	$22	0.7	4.44%
Maturing after one year through five years	1,286	1,273	2.6	4.52
Maturing after five years through ten years	74,832	64,221	8.9	2.19
Maturing after ten years	5,362	4,229	10.2	1.92
Total	$81,502	$69,745	8.9	2.21%
Other
Maturing in one year or less	$16	$16	1.0	3.24%
Maturing after one year through five years	85	85	3.1	2.70
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$101	$101	2.8	2.79%
Total held-to-maturity(b)	$82,948	$71,149	8.8	2.22%
Available-for-Sale
U.S. Treasury and agencies
Maturing in one year or less	$11	$11	0.3	5.35%
Maturing after one year through five years	13,391	12,738	3.7	2.92
Maturing after five years through ten years	8,608	7,445	7.1	2.20
Maturing after ten years	1,712	1,324	10.6	2.02
Total	$23,722	$21,518	5.5	2.60%
Mortgage-backed securities(a)
Maturing in one year or less	$95	$92	0.8	2.16%
Maturing after one year through five years	8,877	8,408	3.3	3.25
Maturing after five years through ten years	28,399	25,324	7.3	3.35
Maturing after ten years	1,130	953	10.9	3.45
Total	$38,501	$34,777	6.5	3.33%
Asset-backed securities(a)
Maturing in one year or less	$10	$10	0.9	7.57%
Maturing after one year through five years	5,150	5,133	1.7	4.95
Maturing after five years through ten years	1,058	1,061	5.8	7.05
Maturing after ten years	—	—	—	—
Total	$6,218	$6,204	2.4	5.31%
Obligations of state and political subdivisions(c)(d)
Maturing in one year or less	$137	$138	0.3	5.91%
Maturing after one year through five years	2,441	2,425	2.9	4.65
Maturing after five years through ten years	1,666	1,605	7.2	3.85
Maturing after ten years	6,582	5,619	15.5	3.34
Total	$10,826	$9,787	11.2	3.75%
Other
Maturing in one year or less	$—	$—	—	—%
Maturing after one year through five years	140	140	2.4	4.92
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$140	$140	2.4	4.92%
Total available-for-sale(b)(f)	$79,407	$72,426	6.5	3.33%
(a)Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
(b)The weighted-average maturity of total held-to-maturity investment securities was 8.7 years at December 31, 2023, with a corresponding weighted-average yield of 2.22 percent. The weighted-average maturity of total available-for-sale investment securities was 6.3 years at December 31, 2023, with a corresponding weighted-average yield of 3.12 percent.
(c)Information related to obligations of state and political subdivisions is presented based upon yield to first optional call date if the security is purchased at a premium, and yield to maturity if the security is purchased at par or a discount.
(d)Maturity calculations for obligations of state and political subdivisions are based on the first optional call date for securities with a fair value above par and the contractual maturity date for securities with a fair value equal to or below par.
(e)Weighted-average yields for obligations of state and political subdivisions are presented on a fully-taxable equivalent basis based on a federal income tax rate of 21 percent. Yields on investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.
(f)Amortized cost excludes portfolio level basis adjustments of $88 million.

U.S. Bancorp	37

NOTE 4	Loans and Allowance for Credit Losses
The composition of the loan portfolio, by class and underlying specific portfolio type, was as follows:

	March 31, 2024		December 31, 2023
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$130,530	34.8%	$127,676	34.2%
Lease financing	4,196	1.2	4,205	1.1
Total commercial	134,726	36.0	131,881	35.3
Commercial Real Estate
Commercial mortgages	41,157	11.0	41,934	11.2
Construction and development	11,520	3.1	11,521	3.1
Total commercial real estate	52,677	14.1	53,455	14.3
Residential Mortgages
Residential mortgages	109,396	29.2	108,605	29.0
Home equity loans, first liens	6,683	1.8	6,925	1.9
Total residential mortgages	116,079	31.0	115,530	30.9
Credit Card	27,844	7.4	28,560	7.6
Other Retail
Retail leasing	4,137	1.1	4,135	1.1
Home equity and second mortgages	12,932	3.5	13,056	3.5
Revolving credit	3,473.9		3,668	1.0
Installment	13,921	3.7	13,889	3.7
Automobile	8,799	2.3	9,661	2.6
Total other retail	43,262	11.5	44,409	11.9
Total loans	$374,588	100.0%	$373,835	100.0%
The Company had loans of $124.7 billion at March 31, 2024, and $123.1 billion at December 31, 2023, pledged at the Federal Home Loan Bank, and loans of $80.0 billion at March 31, 2024, and $82.8 billion at December 31, 2023, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. Net unearned interest and deferred fees and costs on originated loans and unamortized premiums and discounts on purchased loans amounted to $2.7 billion at March 31, 2024 and December 31, 2023. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased credit deteriorated loans.
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

38	U.S. Bancorp

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
The Company’s methodology for determining the appropriate allowance for credit losses also considers the imprecision inherent in the methodologies used and allocated to the various loan portfolios. As a result, amounts determined under the methodologies described above are adjusted by management to consider the potential impact of other qualitative factors not captured in the quantitative model adjustments which include, but are not limited to, the following: model imprecision, imprecision in economic scenario assumptions, and emerging risks related to either changes in the environment that are affecting specific portfolios, or changes in portfolio concentrations over time that may affect model performance. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each loan portfolio.
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

U.S. Bancorp	39

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended March 31 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2024
Balance at beginning of period	$2,119	$1,620	$827	$2,403	$870	$7,839
Add
Provision for credit losses	156	30	16	318	33	553
Deduct
Loans charged-off	139	34	4	337	81	595
Less recoveries of loans charged-off	(23)	(13)	(4)	(41)	(26)	(107)
Net loan charge-offs (recoveries)	116	21	—	296	55	488
Balance at end of period	$2,159	$1,629	$843	$2,425	$848	$7,904
2023
Balance at beginning of period	$2,163	$1,325	$926	$2,020	$970	$7,404
Add
Change in accounting principle(a)	—	—	(31)	(27)	(4)	(62)
Allowance for acquired credit losses(b)	—	127	—	—	—	127
Provision for credit losses	64	24	51	294	(6)	427
Deduct
Loans charged-off	63	123	4	215	64	469
Less recoveries of loans charged-off	(16)	(6)	(5)	(40)	(29)	(96)
Net loan charge-offs (recoveries)	47	117	(1)	175	35	373
Balance at end of period	$2,180	$1,359	$947	$2,112	$925	$7,523
(a)Effective January 1, 2023, the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings.
(b)Represents allowance for acquired credit deteriorated and charged-off loans.
The increase in the allowance for credit losses at March 31, 2024, compared with December 31, 2023, was primarily driven by increasing economic uncertainty, normalizing credit conditions and select commercial real estate loan deterioration.
The following table provides a summary of loans charged-off by portfolio class and year of origination:

Three Months Ended March 31 (Dollars in Millions)	Commercial	Commercial Real Estate(a)	Residential Mortgages	Credit Card(b)	Other Retail	Total Loans
2024
Originated in 2024	$—	$5	$—	$—	$2	$7
Originated in 2023	26	4	—	—	10	40
Originated in 2022	18	24	—	—	14	56
Originated in 2021	8	—	—	—	11	19
Originated in 2020	4	—	—	—	8	12
Originated prior to 2020	10	1	4	—	11	26
Revolving	73	—	—	337	25	435
Total charge-offs	$139	$34	$4	$337	$81	$595

2023
Originated in 2023	$—	$—	$—	$—	$—	$—
Originated in 2022	6	88	—	—	10	104
Originated in 2021	4	—	—	—	11	15
Originated in 2020	4	—	—	—	6	10
Originated in 2019	5	3	1	—	7	16
Originated prior to 2019	11	32	3	—	8	54
Revolving	33	—	—	215	22	270
Total charge-offs	$63	$123	$4	$215	$64	$469
Note: Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended.
(a)Includes $91 million of charge-offs in the first quarter of 2023 related to uncollectible amounts on acquired loans.
(b)Predominantly all credit card loans are considered revolving loans. Includes an immaterial amount of charge-offs related to revolving converted to term loans.

40	U.S. Bancorp

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
Consumer lending segment loans are generally charged-off at a specific number of days or payments past due. Residential mortgages and other retail loans secured by 1-4 family properties are generally charged down to the fair value of the collateral securing the loan, less costs to sell, at 180 days past due. Residential mortgage loans and lines in a first lien position are placed on nonaccrual status in instances where a partial charge-off occurs unless the loan is well secured and in the process of collection. Residential mortgage loans and lines in a junior lien position secured by 1-4 family properties are placed on nonaccrual status at 120 days past due or when they are behind a first lien that has become 180 days or greater past due or placed on nonaccrual status. Any secured consumer lending segment loan whose borrower has had debt discharged through bankruptcy, for which the loan amount exceeds the fair value of the collateral, is charged down to the fair value of the related collateral and the remaining balance is placed on nonaccrual status. Credit card loans continue to accrue interest until the account is charged-off. Credit cards are charged-off at 180 days past due. Other retail loans not secured by 1-4 family properties are charged-off at 120 days past due, and revolving consumer lines are charged-off at 180 days past due. Similar to credit cards, other retail loans are generally not placed on nonaccrual status because of the relative short period of time to charge-off. Certain retail customers having financial difficulties may have the terms of their credit card and other loan agreements modified to require only principal payments and, as such, are reported as nonaccrual.
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
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming(b)	Total
March 31, 2024
Commercial	$133,763	$309	$105	$549	$134,726
Commercial real estate	51,753	22	2	900	52,677
Residential mortgages(a)	115,636	143	145	155	116,079
Credit card	27,058	390	396	—	27,844
Other retail	42,823	236	66	137	43,262
Total loans	$371,033	$1,100	$714	$1,741	$374,588
December 31, 2023
Commercial	$130,925	$464	$116	$376	$131,881
Commercial real estate	52,619	55	4	777	53,455
Residential mortgages(a)	115,067	169	136	158	115,530
Credit card	27,779	406	375	—	28,560
Other retail	43,926	278	67	138	44,409
Total loans	$370,316	$1,372	$698	$1,449	$373,835
(a)At March 31, 2024, $491 million of loans 30–89 days past due and $1.8 billion of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $595 million and $2.0 billion at December 31, 2023, respectively.
(b)Substantially all nonperforming loans at March 31, 2024 and December 31, 2023, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $5 million and $4 million for the three months ended March 31, 2024 and 2023, respectively.

U.S. Bancorp	41

At March 31, 2024, the amount of foreclosed residential real estate held by the Company, and included in OREO, was $25 million, compared with $26 million at December 31, 2023. These amounts excluded $43 million and $47 million at March 31, 2024 and December 31, 2023, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at March 31, 2024 and December 31, 2023, was $681 million and $728 million, respectively, of which $445 million and $487 million, respectively, related to loans purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

42	U.S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	March 31, 2024					December 31, 2023
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified(a)	Total Criticized	Total	Pass	Special Mention	Classified(a)	Total Criticized	Total
Commercial
Originated in 2024	$12,040	$118	$323	$441	$12,481	$—	$—	$—	$—	$—
Originated in 2023	38,505	513	1,008	1,521	40,026	43,023	827	856	1,683	44,706
Originated in 2022	35,074	298	791	1,089	36,163	40,076	274	632	906	40,982
Originated in 2021	8,307	180	117	297	8,604	9,219	117	154	271	9,490
Originated in 2020	2,866	70	117	187	3,053	3,169	92	71	163	3,332
Originated prior to 2020	4,902	8	149	157	5,059	5,303	30	209	239	5,542
Revolving(b)	27,819	298	1,223	1,521	29,340	26,213	362	1,254	1,616	27,829
Total commercial	129,513	1,485	3,728	5,213	134,726	127,003	1,702	3,176	4,878	131,881
Commercial real estate
Originated in 2024	1,472	59	637	696	2,168	—	—	—	—	—
Originated in 2023	8,149	460	1,845	2,305	10,454	8,848	465	2,206	2,671	11,519
Originated in 2022	11,087	856	1,251	2,107	13,194	11,831	382	1,141	1,523	13,354
Originated in 2021	8,546	544	431	975	9,521	9,235	500	385	885	10,120
Originated in 2020	3,465	36	140	176	3,641	3,797	51	87	138	3,935
Originated prior to 2020	10,168	91	899	990	11,158	10,759	458	619	1,077	11,836
Revolving	2,468	4	69	73	2,541	2,613	6	70	76	2,689
Revolving converted to term	—	—	—	—	—	2	—	—	—	2
Total commercial real estate	45,355	2,050	5,272	7,322	52,677	47,085	1,862	4,508	6,370	53,455
Residential mortgages(c)
Originated in 2024	2,127	—	—	—	2,127	—	—	—	—	—
Originated in 2023	9,414	—	4	4	9,418	9,734	—	5	5	9,739
Originated in 2022	29,117	—	18	18	29,135	29,146	—	17	17	29,163
Originated in 2021	36,061	—	16	16	36,077	36,365	—	16	16	36,381
Originated in 2020	14,542	—	14	14	14,556	14,773	—	9	9	14,782
Originated prior to 2020	24,510	—	256	256	24,766	25,202	—	262	262	25,464
Revolving	—	—	—	—	—	1	—	—	—	1
Total residential mortgages	115,771	—	308	308	116,079	115,221	—	309	309	115,530
Credit card(d)	27,448	—	396	396	27,844	28,185	—	375	375	28,560
Other retail
Originated in 2024	1,837	—	—	—	1,837	—	—	—	—	—
Originated in 2023	4,875	—	6	6	4,881	5,184	—	4	4	5,188
Originated in 2022	5,228	—	11	11	5,239	5,607	—	12	12	5,619
Originated in 2021	9,401	—	14	14	9,415	10,398	—	15	15	10,413
Originated in 2020	3,946	—	7	7	3,953	4,541	—	9	9	4,550
Originated prior to 2020	3,656	—	19	19	3,675	4,008	—	20	20	4,028
Revolving	13,386	—	106	106	13,492	13,720	—	104	104	13,824
Revolving converted to term	722	—	48	48	770	735	—	52	52	787
Total other retail	43,051	—	211	211	43,262	44,193	—	216	216	44,409
Total loans	$361,138	$3,535	$9,915	$13,450	$374,588	$361,687	$3,564	$8,584	$12,148	$373,835
Total outstanding commitments	$763,786	$5,147	$11,915	$17,062	$780,848	$762,869	$5,053	$10,470	$15,523	$778,392
Note: Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended. Predominately all current year and near term loan origination years for criticized loans relate to existing loans that have had recent maturity date, pricing or commitment amount amendments.
(a)Classified rating on consumer loans primarily based on delinquency status.
(b)Includes an immaterial amount of revolving converted to term loans.
(c)At March 31, 2024, $1.8 billion of GNMA loans 90 days or more past due and $1.4 billion of modified GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $2.0 billion and $1.2 billion at December 31, 2023, respectively.
(d)Predominately all credit card loans are considered revolving loans. Includes an immaterial amount of revolving converted to term loans.

U.S. Bancorp	43

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
The following table provides a summary of period-end balances of loans modified during the periods presented, by portfolio class and modification granted:

Three Months Ended March 31 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2024
Commercial	$25	$—	$328	$—	$353.3%
Commercial real estate	—	—	282	50	332.6
Residential mortgages(b)	—	20	5	2	27	—
Credit card	126	—	—	—	126.5
Other retail	3	1	38	—	42.1
Total loans, excluding loans purchased from GNMA mortgage pools	154	21	653	52	880.2
Loans purchased from GNMA mortgage pools(b)	1	490	68	93	652.6
Total loans	$155	$511	$721	$145	$1,532.4%
2023
Commercial	$114	$—	$68	$—	$182.1%
Commercial real estate	—	—	12	28	40.1
Residential mortgages(b)	—	130	10	12	152.1
Credit card	94	—	—	—	94.4
Other retail	2	11	63	2	78.1
Total loans, excluding loans purchased from GNMA mortgage pools	210	141	153	42	546.1
Loans purchased from GNMA mortgage pools(b)	—	243	63	47	353.3
Total loans	$210	$384	$216	$89	$899.2%
(a)Includes $88 million of total loans receiving a payment delay and term extension, $53 million of total loans receiving an interest rate reduction and term extension and $4 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended March 31, 2024. Includes $52 million of total loans receiving a payment delay and term extension, $32 million of total loans receiving an interest rate reduction and term extension and $5 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended March 31, 2023.
(b)Percent of class total amounts expressed as a percent of total residential mortgage loan balances.
Loan modifications included in the table above exclude trial period arrangements offered to customers and secured loans to consumer borrowers that have had debt discharged through bankruptcy where the borrower has not reaffirmed the debt during the periods presented. At March 31, 2024 the balance of loans modified in trial period arrangements was $53 million, while the balance of secured loans to consumer borrowers that have had debt discharged through bankruptcy was not material.

44	U.S. Bancorp

The following table summarizes the effects of loan modifications made to borrowers on loans modified:

Three Months Ended March 31	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2024
Commercial(a)	19.3%	7
Commercial real estate	4.3	9
Residential mortgages	2.5	84
Credit card	16.4	—
Other retail	9.3	4
Loans purchased from GNMA mortgage pools	.4	114
2023
Commercial	2.4%	5
Commercial real estate	5.0	6
Residential mortgages	1.2	120
Credit card	16.0	—
Other retail	6.6	151
Loans purchased from GNMA mortgage pools	.7	66
Note: The weighted-average payment deferral for all portfolio classes was less than $1 million for both the three months ended March 31, 2024 and 2023. Forbearance payments are required to be paid at the end of the original term loan.
(a)The weighted-average interest rate reduction for commercial loans for the three months ended March 31, 2024, was primarily driven by commercial cards.
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
The following table provides a summary of loan balances at March 31, 2024, which were modified during the prior twelve months, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial	$498	$16	$83	$597
Commercial real estate	712	2	281	995
Residential mortgages(a)	1,509	17	15	1,541
Credit card	275	67	34	376
Other retail	130	18	7	155
Total loans	$3,124	$120	$420	$3,664
(a)At March 31, 2024, $333 million of loans 30-89 days past due and $198 million of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current.

U.S. Bancorp	45

The following table provides a summary of loan balances at March 31, 2023, which were modified on or after January 1, 2023, the date the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings, through March 31, 2023, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial	$146	$6	$30	$182
Commercial real estate	6	—	34	40
Residential mortgages(a)	319	3	10	332
Credit card	56	28	10	94
Other retail	64	3	2	69
Total loans	$591	$40	$86	$717
(a)At March 31, 2023, $32 million of loans 30-89 days past due and $1 million of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current.
The following table provides a summary of loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified within twelve months prior to default.

(Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)
Three Months Ended March 31, 2024
Commercial	$6	$—	$—	$—
Residential mortgages	—	5	3	2
Credit card	29	—	—	—
Other retail	—	1	6	—
Total loans, excluding loans purchased from GNMA mortgage pools	35	6	9	2
Loans purchased from GNMA mortgage pools	—	77	31	42
Total loans	$35	$83	$40	$44
(a)Includes $43 million of total loans receiving a payment delay and term extension and $1 million of total loans receiving an interest rate reduction, payment delay and term extension.
There were no loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified on or after January 1, 2023, the date the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings, through March 31, 2023.
As of March 31, 2024 the Company had $435 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified.

46	U.S. Bancorp

NOTE 5	Accounting for Transfers and Servicing of Financial Assets and Variable
Interest Entities
The Company transfers financial assets in the normal course of business. The majority of the Company’s financial asset transfers are residential mortgage loan sales primarily to GSEs, transfers of tax-advantaged investments, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. Guarantees provided to certain third parties in connection with the transfer of assets are further discussed in Note 15.
For loans sold under participation agreements, the Company also considers whether the terms of the loan participation agreement meet the accounting definition of a participating interest. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. Any gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the consideration received, and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests that continue to be held by the Company are initially recognized at fair value. For further information on MSRs, refer to Note 6. On a limited basis, the Company may acquire and package high-grade corporate bonds for select corporate customers, in which the Company generally has no continuing involvement with these transactions. Additionally, the Company is an authorized GNMA issuer and issues GNMA securities on a regular basis. The Company has no other asset securitizations or similar asset-backed financing arrangements that are off-balance sheet.
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $139 million and $138 million for the three months ended March 31, 2024 and 2023, respectively. The Company also recognized $63 million and $164 million of investment tax credits for the three months ended March 31, 2024 and 2023, respectively. The Company recognized $138 million and $130 million of expenses related to all of these investments for the three months ended March 31, 2024 and 2023, respectively, which were primarily included in tax expense.
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
The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	March 31, 2024	December 31, 2023
Investment carrying amount	$7,259	$6,659
Unfunded capital and other commitments	4,104	3,619
Maximum exposure to loss	8,959	9,002
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $227 million at March 31, 2024 and $219 million at December 31, 2023. The maximum exposure to loss related to these VIEs was $317 million at March 31, 2024 and $319 million at December 31, 2023, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company also held senior notes of $4.7 billion as available-for-sale investment securities at March 31, 2024, compared with $5.3 billion at December 31, 2023. These senior notes were issued by third-party securitization vehicles that held $5.4 billion at March 31, 2024 and $6.1 billion at December 31, 2023 of indirect auto loans that collateralize the senior notes. These VIEs are not consolidated by the Company.

U.S. Bancorp	47

The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $89 million at March 31, 2024, compared with less than $1 million to $86 million at December 31, 2023.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At March 31, 2024, approximately $6.0 billion of the Company’s assets and $4.2 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $6.1 billion and $4.4 billion, respectively, at December 31, 2023. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At March 31, 2024, $476 million of available-for-sale investment securities and $381 million of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $607 million of available-for-sale investment securities and $381 million of short-term borrowings at December 31, 2023.

NOTE 6	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $232.9 billion of residential mortgage loans for others at March 31, 2024, and $233.4 billion at December 31, 2023, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net losses of $3 million and $11 million for the three months ended March 31, 2024 and 2023, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $180 million and $190 million for the three months ended March 31, 2024 and 2023, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended March 31
(Dollars in Millions)	2024	2023
Balance at beginning of period	$3,377	$3,755
Rights purchased	—	1
Rights capitalized	55	96
Rights sold(a)	—	1
Changes in fair value of MSRs
Due to fluctuations in market interest rates(b)	103	(38)
Due to revised assumptions or models(c)	8	5
Other changes in fair value(d)	(81)	(96)
Balance at end of period	$3,462	$3,724
(a)MSRs sold include those having a negative fair value, resulting from the loans being severely delinquent.
(b)Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(c)Includes changes in MSR value not caused by changes in market interest rates, such as changes in assumed cost to service, ancillary income and option adjusted spread, as well as the impact of any model changes.
(d)Primarily the change in MSR value from passage of time and cash flows realized (decay), but also includes the impact of changes to expected cash flows not associated with changes in market interest rates, such as the impact of delinquencies.
The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	March 31, 2024						December 31, 2023
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(349)	$(163)	$(78)	$71	$136	$248	$(370)	$(173)	$(84)	$77	$147	$268
Derivative instrument hedges	369	165	77	(71)	(137)	(258)	381	178	86	(79)	(152)	(289)
Net sensitivity	$20	$2	$(1)	$—	$(1)	$(10)	$11	$5	$2	$(2)	$(5)	$(21)

48	U.S. Bancorp

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

The following table provides a summary of the Company’s MSRs and related characteristics by portfolio:

	March 31, 2024				December 31, 2023
(Dollars in Millions)	HFA	Government	Conventional(d)	Total	HFA	Government	Conventional(d)	Total
Servicing portfolio(a)	$49,275	$25,961	$150,250	$225,486	$48,286	$25,996	$151,056	$225,338
Fair value	$809	$521	$2,132	$3,462	$769	$507	$2,101	$3,377
Value (bps)(b)	164	201	142	154	159	195	139	150
Weighted-average servicing fees (bps)	36	44	26	30	36	44	26	30
Multiple (value/servicing fees)	4.60	4.51	5.52	5.11	4.45	4.41	5.41	5.00
Weighted-average note rate	4.66%	4.27%	3.85%	4.08%	4.56%	4.23%	3.81%	4.02%
Weighted-average age (in years)	4.4	5.7	4.5	4.6	4.3	5.5	4.3	4.4
Weighted-average expected prepayment (constant prepayment rate)	10.2%	10.7%	8.8%	9.3%	10.5%	11.1%	9.1%	9.6%
Weighted-average expected life (in years)	7.2	6.6	7.1	7.1	7.2	6.5	7.0	7.0
Weighted-average option adjusted spread(c)	5.4%	5.9%	4.6%	5.0%	5.4%	5.9%	4.6%	4.9%
(a)Represents principal balance of mortgages having corresponding MSR asset.
(b)Calculated as fair value divided by the servicing portfolio.
(c)Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)Represents loans sold primarily to GSEs.

NOTE 7	Preferred Stock
At March 31, 2024 and December 31, 2023, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	March 31, 2024				December 31, 2023
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	18,000	450	13	437
Total preferred stock(a)	243,510	$7,026	$218	$6,808	243,510	$7,026	$218	$6,808
(a)The par value of all shares issued and outstanding at March 31, 2024 and December 31, 2023, was $1.00 per share.

U.S. Bancorp	49

NOTE 8	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended March 31 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-for- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- for-Sale to Held-to-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2024
Balance at beginning of period	$(5,151)	$(3,537)	$(242)	$(1,138)	$(28)	$(10,096)
Changes in unrealized gains (losses)	(171)	—	(343)	—	—	(514)
Foreign currency translation adjustment(a)	—	—	—	—	6	6
Reclassification to earnings of realized (gains) losses	(2)	114	49	—	—	161
Applicable income taxes	45	(29)	75	—	(1)	90
Balance at end of period	$(5,279)	$(3,452)	$(461)	$(1,138)	$(23)	$(10,353)
2023
Balance at beginning of period	$(6,378)	$(3,933)	$(114)	$(939)	$(43)	$(11,407)
Changes in unrealized gains (losses)	1,305	—	204	1	—	1,510
Foreign currency translation adjustment(a)	—	—	—	—	(1)	(1)
Reclassification to earnings of realized (gains) losses	32	121	7	(2)	—	158
Applicable income taxes	(328)	(31)	(54)	—	—	(413)
Balance at end of period	$(5,369)	$(3,843)	$43	$(940)	$(44)	$(10,153)
(a)Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.
Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income
	Three Months Ended March 31		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2024	2023
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$2	$(32)	Securities gains (losses), net
	(1)	8	Applicable income taxes
	1	(24)	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains (losses)	(114)	(121)	Interest income
	29	31	Applicable income taxes
	(85)	(90)	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(49)	(7)	Net interest income
	13	1	Applicable income taxes
	(36)	(6)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	—	2	Other noninterest expense
	—	—	Applicable income taxes
	—	2	Net-of-tax
Total impact to net income	$(120)	$(118)

50	U.S. Bancorp

NOTE 9	Earnings Per Share
The components of earnings per share were:

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2024	2023
Net income attributable to U.S. Bancorp	$1,319	$1,698
Preferred dividends	(102)	(98)
Earnings allocated to participating stock awards	(8)	(8)
Net income applicable to U.S. Bancorp common shareholders	$1,209	$1,592
Average common shares outstanding	1,559	1,532
Average diluted common shares outstanding	1,559	1,532
Earnings per common share	$.78	$1.04
Diluted earnings per common share	$.78	$1.04
The net effect of the exercise and assumed purchase of outstanding stock awards at March 31, 2024 and 2023 on average diluted common shares outstanding for the three months ended March 31, 2024 and 2023 was not material. Options outstanding at March 31, 2024 to purchase 1 million common shares for the three months ended March 31, 2024, and outstanding at March 31, 2023 to purchase 1 million common shares for the three months ended March 31, 2023 were not included in the computation of diluted earnings per share because they were antidilutive.

NOTE 10	Employee Benefits
The components of net periodic benefit cost for the Company’s pension plans were:

	Three Months Ended March 31
(Dollars in Millions)	2024	2023
Service cost	$55	$56
Interest cost	94	93
Expected return on plan assets	(146)	(137)
Prior service cost (credit) amortization	(1)	—
Actuarial loss (gain) amortization	2	1
Net periodic benefit cost(a)	$4	$13
(a)Service cost is included in compensation and employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

NOTE 11	Income Taxes
The components of income tax expense were:

	Three Months Ended March 31
(Dollars in Millions)	2024	2023
Federal
Current	$180	$397
Deferred	133	(32)
Federal income tax	313	365
State
Current	21	96
Deferred	13	(6)
State income tax	34	90
Total income tax provision	$347	$455

U.S. Bancorp	51

A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended March 31
(Dollars in Millions)	2024	2023
Tax at statutory rate	$351	$453
State income tax, at statutory rates, net of federal tax benefit	81	102
Tax effect of
Tax credits and benefits, net of related expenses	(61)	(77)
Exam resolutions	(65)	—
Tax-exempt income	(31)	(34)
Other items	72	11
Applicable income taxes	$347	$455
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2024, federal tax examinations for all years ending through December 31, 2016 are completed and resolved. The Company’s tax returns for the years ended December 31, 2017 through December 31, 2020 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $6.3 billion at March 31, 2024 and $6.4 billion at December 31, 2023.

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
Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At March 31, 2024, the Company had $461 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $242 million (net-of-tax) of realized and unrealized losses at December 31, 2023. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $172 million (net-of-tax). All cash flow hedges were highly effective for the three months ended March 31, 2024.
Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.3 billion at March 31, 2024 and December 31, 2023.
Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell TBAs and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to MLHFS and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, swaptions, forward commitments to buy TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company

52	U.S. Bancorp

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

The following table summarizes the asset and liability management derivative positions of the Company:

	March 31, 2024			December 31, 2023
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$13,800	$—	$—	$12,100	$—	$16
Pay fixed/receive floating swaps	19,631	—	—	24,139	—	—
Cash flow hedges
Interest rate contracts
Receive fixed/pay floating swaps	24,400	—	—	18,400	—	—
Net investment hedges
Foreign exchange forward contracts	901	4	—	854	—	10
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	4,764	6	6	5,006	29	5
Sell	2,371	2	8	4,501	7	34
Options
Purchased	6,660	217	—	6,085	237	—
Written	2,571	19	60	3,696	14	75
Receive fixed/pay floating swaps	8,395	37	1	7,029	9	3
Pay fixed/receive floating swaps	2,964	—	—	3,801	—	—
Foreign exchange forward contracts	721	1	1	734	2	5
Equity contracts	246	6	—	227	2	—
Credit contracts	2,933	1	6	2,620	1	—
Other(a)	2,988	11	148	2,136	11	93
Total	$93,345	$304	$230	$91,328	$312	$241
(a)Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $2.1 billion and $145 million at March 31, 2024, respectively, compared to $2.0 billion and $91 million at December 31, 2023, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $862 million at March 31, 2024, and $28 million at December 31, 2023.

U.S. Bancorp	53

The following table summarizes the customer-related derivative positions of the Company:

	March 31, 2024			December 31, 2023
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts
Receive fixed/pay floating swaps	$373,670	$391	$5,291	$363,375	$791	$4,395
Pay fixed/receive floating swaps	338,302	2,182	183	330,539	1,817	280
Other(a)	79,395	15	48	82,209	17	51
Options
Purchased	94,801	889	2	102,423	1,026	18
Written	90,927	4	1,034	97,690	20	1,087
Foreign exchange rate contracts
Forwards, spots and swaps	109,255	2,036	1,789	121,119	2,252	1,942
Options
Purchased	785	16	—	1,532	28	—
Written	785	—	16	1,532	—	28
Commodity contracts
Swaps	3,303	141	133	2,498	116	110
Options
Purchased	2,464	178	1	1,936	151	—
Written	2,464	1	177	1,936	—	151
Futures
Sell	5	1	1	—	—	—
Credit contracts	12,576	—	4	13,053	1	6
Total	$1,108,732	$5,854	$8,679	$1,119,842	$6,219	$8,068
(a)Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.

54	U.S. Bancorp

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax) for the three months ended March 31:

	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2024	2023	2024	2023
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$(255)	$151	$(36)	$(6)
Net investment hedges
Foreign exchange forward contracts	69	(3)	—	—
Non-derivative debt instruments	34	(18)	—	—
Note: The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.
The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income for the three months ended March 31:

	Interest Income		Interest Expense
(Dollars in Millions)	2024	2023	2024	2023
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$7,764	$6,964	$3,779	$2,330
Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	468	(178)	(57)	(114)
Hedged items	(469)	174	57	114
Cash flow hedges
Interest rate contract derivatives	(42)	—	7	7
Note: The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $7 million into earnings during both the three months ended March 31, 2024 and 2023, as a result of realized cash flows on discontinued cash flow hedges. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.
The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities currently designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment
(Dollars in Millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities(a)	$18,981	$23,924	$(474)	$(93)
Long-term debt	13,683	12,034	(97)	(32)
Note: The table above excludes the cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale investment securities and long-term debt of $(108) million and $(110) million, respectively, at March 31, 2024, compared with $(18) million and $(116) million at December 31, 2023, respectively. The carrying amount of available-for-sale investment securities and long-term debt related to discontinued hedging relationships was $7.1 billion and $6.7 billion, respectively, at March 31, 2024, compared with $830 million and $7.2 billion at December 31, 2023, respectively.
(a)Includes amounts related to available-for-sale investment securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At March 31, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $15.4 billion, of which $9.5 billion was designated as hedged. At March 31, 2024, the cumulative amount of basis adjustments associated with these hedging relationships was $88 million. At December 31, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $15.6 billion, of which $9.6 billion was designated as hedged. At December 31, 2023, the cumulative amount of basis adjustments associated with these hedging relationships was $335 million.

U.S. Bancorp	55

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions for the three months ended March 31:

(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2024	2023
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$(12)	$7
Purchased and written options	Mortgage banking revenue	39	(2)
Swaps	Mortgage banking revenue/Interest expense	(86)	58
Foreign exchange forward contracts	Other noninterest income	4	(5)
Equity contracts	Compensation expense	—	(3)
Credit contracts	Commercial products revenue	(2)	—
Other	Other noninterest income	(75)	(2)
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	131	52
Purchased and written options	Commercial products revenue	(47)	—
Futures	Commercial products revenue	—	(1)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	24	28
Commodity contracts
Swaps	Commercial products revenue	2	—
Purchased and written options	Commercial products revenue	2	—
Credit contracts	Commercial products revenue	(1)	—
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at March 31, 2024, was $2.6 billion. At March 31, 2024, the Company had $2.3 billion of cash posted as collateral against this net liability position.

NOTE 13	Netting Arrangements for Certain Financial Instruments and Securities
Financing Activities
The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $1.2 trillion total notional amount of derivative positions at March 31, 2024, $526.1 billion related to bilateral over-the-counter trades, $675.2 billion related to those centrally cleared through clearinghouses and $777 million related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a

56	U.S. Bancorp

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
Securities transferred to counterparties under repurchase agreements and securities loaned transactions continue to be recognized on the Consolidated Balance Sheet, are measured at fair value, and are included in investment securities or other assets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheet unless the counterparty defaults. The securities transferred under repurchase and reverse repurchase transactions typically are U.S. Treasury and agency securities, residential agency mortgage-backed securities, corporate debt securities or asset-backed securities. The securities loaned or borrowed typically are corporate debt securities traded by the Company’s primary broker-dealer subsidiary. In general, the securities transferred can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Repurchase/reverse repurchase and securities loaned/borrowed transactions expose the Company to counterparty risk. The Company manages this risk by performing assessments, independent of business line managers, and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in cash being obtained or refunded to counterparties to maintain specified collateral levels.
The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
March 31, 2024
Repurchase agreements
U.S. Treasury and agencies	$3,598	$—	$—	$—	$3,598
Residential agency mortgage-backed securities	355	—	—	—	355
Corporate debt securities	838	—	—	—	838
Asset-backed securities	18	64	—	—	82
Total repurchase agreements	4,809	64	—	—	4,873
Securities loaned
Corporate debt securities	328	—	—	—	328
Total securities loaned	328	—	—	—	328
Gross amount of recognized liabilities	$5,137	$64	$—	$—	$5,201
December 31, 2023
Repurchase agreements
U.S. Treasury and agencies	$2,375	$—	$—	$—	$2,375
Residential agency mortgage-backed securities	338	—	—	—	338
Corporate debt securities	821	—	—	—	821
Asset-backed securities	—	45	—	—	45
Total repurchase agreements	3,534	45	—	—	3,579
Securities loaned
Corporate debt securities	290	—	—	—	290
Total securities loaned	290	—	—	—	290
Gross amount of recognized liabilities	$3,824	$45	$—	$—	$3,869

U.S. Bancorp	57

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
The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Received(c)
March 31, 2024
Derivative assets(d)	$6,128	$(3,485)	$2,643	$(110)	$(2)	$2,531
Reverse repurchase agreements	3,786	—	3,786	(401)	(3,385)	—
Securities borrowed	1,843	—	1,843	—	(1,777)	66
Total	$11,757	$(3,485)	$8,272	$(511)	$(5,164)	$2,597
December 31, 2023
Derivative assets(d)	$6,504	$(3,666)	$2,838	$(141)	$(3)	$2,694
Reverse repurchase agreements	2,513	—	2,513	(568)	(1,941)	4
Securities borrowed	1,802	—	1,802	(14)	(1,717)	71
Total	$10,819	$(3,666)	$7,153	$(723)	$(3,661)	$2,769
(a)Includes $1.8 billion and $1.6 billion of cash collateral related payables that were netted against derivative assets at March 31, 2024 and December 31, 2023, respectively.
(b)For derivative assets this includes any derivative liability fair values that could be offset in the event of counterparty default; for reverse repurchase agreements this includes any repurchase agreement payables that could be offset in the event of counterparty default; for securities borrowed this includes any securities loaned payables that could be offset in the event of counterparty default.
(c)Includes the fair value of securities received by the Company from the counterparty. These securities are not included on the Consolidated Balance Sheet unless the counterparty defaults.
(d)Excludes $30 million and $27 million at March 31, 2024 and December 31, 2023, respectively, of derivative assets not subject to netting arrangements.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Pledged(c)
March 31, 2024
Derivative liabilities(d)	$8,761	$(3,984)	$4,777	$(110)	$—	$4,667
Repurchase agreements	4,873	—	4,873	(401)	(4,471)	1
Securities loaned	328	—	328	—	(322)	6
Total	$13,962	$(3,984)	$9,978	$(511)	$(4,793)	$4,674
December 31, 2023
Derivative liabilities(d)	$8,217	$(3,720)	$4,497	$(141)	$—	$4,356
Repurchase agreements	3,579	—	3,579	(568)	(3,008)	3
Securities loaned	290	—	290	(14)	(270)	6
Total	$12,086	$(3,720)	$8,366	$(723)	$(3,278)	$4,365
(a)Includes $2.3 billion and $1.7 billion of cash collateral related receivables that were netted against derivative liabilities at March 31, 2024 and December 31, 2023, respectively.
(b)For derivative liabilities this includes any derivative asset fair values that could be offset in the event of counterparty default; for repurchase agreements this includes any reverse repurchase agreement receivables that could be offset in the event of counterparty default; for securities loaned this includes any securities borrowed receivables that could be offset in the event of counterparty default.
(c)Includes the fair value of securities pledged by the Company to the counterparty. These securities are included on the Consolidated Balance Sheet unless the Company defaults.
(d)Excludes $148 million and $92 million at March 31, 2024 and December 31, 2023, respectively, of derivative liabilities not subject to netting arrangements.

58	U.S. Bancorp

NOTE 14	Fair Values of Assets and Liabilities
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
The Company groups its assets and liabilities measured at fair value into a three-level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. These levels are:
•Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 includes U.S. Treasury securities, as well as exchange-traded instruments.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are typically valued using third party pricing services; derivative contracts and other assets and liabilities, including securities, and certain time deposits, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes MSRs and certain derivative contracts.
Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the three months ended March 31, 2024 and 2023, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net losses of $1 million and $3 million for the three months ended March 31, 2024 and 2023, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better

U.S. Bancorp	59

matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
Time Deposits The Company elects the fair value option to account for certain time deposits that are hedged with derivatives that do not qualify for hedge accounting. Electing to measure these time deposits at fair value reduces certain timing differences and better matches changes in fair value of these deposits with changes in the value of the derivative instruments used to economically hedge them. The time deposits measured at fair value are valued using a discounted cash flow model that utilizes market observable inputs and are classified within Level 2. Included in interest expense on deposits were net gains of $8 million for the three months ended March 31, 2024 from the changes in fair value of time deposits under fair value option accounting guidance.
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

60	U.S. Bancorp

The following table shows the significant valuation assumption ranges for MSRs at March 31, 2024:

	Minimum	Maximum	Weighted- Average(a)
Expected prepayment	7%	22%	9%
Option adjusted spread	4	11	5
(a)Determined based on the relative fair value of the related mortgage loans serviced.
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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at March 31, 2024:

	Minimum	Maximum	Weighted- Average(a)
Expected loan close rate	10%	100%	76%
Inherent MSR value (basis points per loan)	55	184	103
(a)Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At March 31, 2024, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 1,224 percent and 1 percent, respectively.
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

U.S. Bancorp	61

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total

March 31, 2024
Available-for-sale securities
U.S. Treasury and agencies	$16,817	$4,701	$—	$—	$21,518
Mortgage-backed securities
Residential agency	—	27,487	—	—	27,487
Commercial
Agency	—	7,284	—	—	7,284
Non-agency	—	6	—	—	6
Asset-backed securities	—	6,204	—	—	6,204
Obligations of state and political subdivisions	—	9,787	—	—	9,787
Other	—	140	—	—	140
Total available-for-sale	16,817	55,609	—	—	72,426
Mortgage loans held for sale	—	1,885	—	—	1,885
Mortgage servicing rights	—	—	3,462	—	3,462
Derivative assets	3	4,791	1,364	(3,485)	2,673
Other assets	372	2,263	—	—	2,635
Total	$17,192	$64,548	$4,826	$(3,485)	$83,081
Time deposits	$—	$4,668	$—	$—	$4,668
Derivative liabilities	—	5,184	3,725	(3,984)	4,925
Short-term borrowings and other liabilities(a)	436	1,823	—	—	2,259
Total	$436	$11,675	$3,725	$(3,984)	$11,852
December 31, 2023
Available-for-sale securities
U.S. Treasury and agencies	$14,787	$4,755	$—	$—	$19,542
Mortgage-backed securities
Residential agency	—	26,078	—	—	26,078
Commercial
Agency	—	7,343	—	—	7,343
Non-agency	—	6	—	—	6
Asset-backed securities	—	6,724	—	—	6,724
Obligations of state and political subdivisions	—	9,989	—	—	9,989
Other	—	24	—	—	24
Total available-for-sale	14,787	54,919	—	—	69,706
Mortgage loans held for sale	—	2,011	—	—	2,011
Mortgage servicing rights	—	—	3,377	—	3,377
Derivative assets	—	5,078	1,453	(3,666)	2,865
Other assets	550	1,991	—	—	2,541
Total	$15,337	$63,999	$4,830	$(3,666)	$80,500
Time deposits	$—	$2,818	$—	$—	$2,818
Derivative liabilities	16	4,955	3,338	(3,720)	4,589
Short-term borrowings and other liabilities(a)	517	1,786	—	—	2,303
Total	$533	$9,559	$3,338	$(3,720)	$9,710
Note: Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $137 million and $133 million at March 31, 2024 and December 31, 2023, respectively, and reflect no impairment or observable price change adjustment at March 31, 2024, compared with a cumulative impairment of $5 million and no observable price change adjustment at December 31, 2023. The Company did not recorded any impairments or adjustments for observable price changes during the first three months of 2024 and 2023.
(a)Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

62	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended March 31 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2024
Mortgage servicing rights	$3,377	$30	(a)	$—	$—	$55	(c)	$—	$3,462	$30	(a)
Net derivative assets and liabilities	(1,885)	(1,683)	(b)	378	(2)	—		831	(2,361)	(181)	(d)
2023
Available-for-sale securities
Obligations of state and political subdivisions	$1	$—		$—	$—	$—		$—	$1	$—
Total available-for-sale	1	—		—	—	—		—	1	—
Mortgage servicing rights	3,755	(129)	(a)	1	1	96	(c)	—	3,724	(129)	(a)
Net derivative assets and liabilities	(3,199)	(316)	(e)	423	(12)	—		839	(2,265)	529	(f)
(a)Included in mortgage banking revenue.
(b)Approximately $44 million, $(1.7) billion and $(75) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)Represents MSRs capitalized during the period.
(d)Approximately $19 million, $(125) million and $(75) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)Approximately $51 million, $(365) million and $(2) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)Approximately $22 million, $509 million and $(2) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	March 31, 2024				December 31, 2023
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(a)	$—	$—	$268	$268	$—	$—	$354	$354
Other assets(b)	—	—	23	23	—	—	27	27
(a)Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended March 31
(Dollars in Millions)	2024	2023
Loans(a)	$67	$142
Other assets(b)	2	1
(a)Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	63

Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of the assets and liabilities for which the fair value option has been elected and the aggregate remaining contractual principal balance outstanding:

	March 31, 2024			December 31, 2023
(Dollars in Millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding
Total loans(a)	$1,885	$1,880	$5	$2,011	$1,994	$17
Time deposits	4,668	4,680	(12)	2,818	2,822	(4)
(a)Includes nonaccrual loans of $1 million carried at fair value with contractual principal outstanding of $1 million at March 31, 2024 and $1 million carried at fair value with contractual principal outstanding of $1 million at December 31, 2023. Includes loans 90 days or more past due of $3 million carried at fair value with contractual principal outstanding of $3 million at March 31, 2024 and $4 million carried at fair value with contractual principal outstanding of $4 million at December 31, 2023.
Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of March 31, 2024 and December 31, 2023. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$76,985	$76,985	$—	$—	$76,985	$61,192	$61,192	$—	$—	$61,192
Federal funds sold and securities purchased under resale agreements	3,788	—	3,788	—	3,788	2,543	—	2,543	—	2,543
Investment securities held-to-maturity	82,948	1,303	69,846	—	71,149	84,045	1,310	72,778	—	74,088
Loans held for sale(a)	195	—	—	195	195	190	—	—	190	190
Loans	367,074	—	—	358,357	358,357	366,456	—	—	362,849	362,849
Other(b)	2,140	—	1,588	552	2,140	2,377	—	1,863	514	2,377
Financial Liabilities
Time deposits(c)	51,395	—	51,568	—	51,568	49,455	—	49,607	—	49,607
Short-term borrowings(d)	14,843	—	14,549	—	14,549	12,976	—	12,729	—	12,729
Long-term debt	52,693	—	50,805	—	50,805	51,480	—	49,697	—	49,697
Other(e)	5,176	—	1,341	3,835	5,176	5,432	—	1,406	4,026	5,432
(a)Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)Includes investments in Federal Reserve Bank and Federal Home Loan Bank stock and tax-advantaged investments.
(c)Excludes time deposits for which the fair value option under applicable accounting guidance was elected.
(d)Excludes the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.
(e)Includes operating lease liabilities and liabilities related to tax-advantaged investments.
The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $420 million and $489 million at March 31, 2024 and December 31, 2023, respectively. The carrying value of other guarantees was $184 million and $198 million at March 31, 2024 and December 31, 2023, respectively.

64	U.S. Bancorp

NOTE 15	Guarantees and Contingent Liabilities
Visa Restructuring and Card Association Litigation The Company’s Payment Services business issues credit and debit cards and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). In 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganization, the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. (“Class B shares”). As of March 31, 2024, the Company has sold substantially all of its Class B shares.
Visa U.S.A. Inc. (“Visa U.S.A.”) and MasterCard International (collectively, the “Card Brands”) are defendants in antitrust lawsuits challenging the practices of the Card Brands (the “Visa Litigation”). Visa U.S.A. member banks have a contingent obligation to indemnify Visa Inc. under the Visa U.S.A. bylaws (which were modified at the time of the restructuring in October 2007) for potential losses arising from the Visa Litigation. The indemnification by the Visa U.S.A. member banks has no specific maximum amount. Using proceeds from its IPO and through reductions to the conversion ratio applicable to the Class B shares held by Visa U.S.A. member banks, Visa Inc. has funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the Visa Litigation. The receivable related to the escrow account is classified in other liabilities and fully offsets the related Visa Litigation contingent liability.
In October 2012, Visa signed a settlement agreement to resolve merchant class action claims associated with the multidistrict interchange litigation pending in the United States District Court for the Eastern District of New York (the “Multi-District Litigation”). The U.S. Court of Appeals for the Second Circuit reversed the approval of that settlement and remanded the matter to the district court. Thereafter, the case was split into two putative class actions, one seeking damages (the “Damages Action”) and a separate class action seeking injunctive relief only (the “Injunctive Action”). The Damages Action was settled and is fully resolved. A number of merchants opted out of the Damages Action class settlement and filed individual cases in various federal district courts. Some of those cases have been settled and others are still being litigated. In March 2024, Visa signed a settlement agreement to resolve the Injunctive Action. The proposed settlement, which provides lower interchange rates and various other rules changes for U.S. merchants, requires court approval.
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2024:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$21	$11,114
Securities lending indemnifications	9,173	—	8,985
Asset sales	—	99	9,881	(a)
Merchant processing	802	64	140,347
Tender option bond program guarantee	476	—	466
Other	—	21	2,935
(a)The maximum potential future payments do not include loan sales where the Company provides standard representation and warranties to the buyer against losses related to loan underwriting documentation defects that may have existed at the time of sale that generally are identified after the occurrence of a triggering event such as delinquency. For these types of loan sales, the maximum potential future payments is generally the unpaid principal balance of loans sold measured at the end of the current reporting period. Actual losses will be significantly less than the maximum exposure, as only a fraction of loans sold will have a representation and warranty breach, and any losses on repurchase would generally be mitigated by any collateral held against the loans.
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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2024, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $12.9 billion. The Company held collateral of $682 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At March 31, 2024, the liability was $40 million primarily related to these airline processing arrangements.

U.S. Bancorp	65

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At March 31, 2024, the Company had reserved $12 million for potential losses from representation and warranty obligations, compared with $13 million at December 31, 2023. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of March 31, 2024 and December 31, 2023, the Company had $11 million and $18 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
Litigation and Regulatory Matters
The Company is subject to various litigation and regulatory matters that arise from the conduct of its business activities. The Company establishes reserves for such matters when potential losses become probable and can be reasonably estimated. The Company believes the ultimate resolution of existing legal and regulatory matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, in light of the uncertainties inherent in these matters, it is possible that the ultimate resolution of one or more of these matters may have a material adverse effect on the Company’s results of operations for a particular period, and future changes in circumstances or additional information could result in additional accruals or resolution in excess of established accruals, which could adversely affect the Company’s results of operations, potentially materially.
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
Regulatory Matters The Company is continually subject to examinations, inquiries, investigations and other forms of regulatory and governmental inquiry or scrutiny covering a wide range of issues in its financial services businesses including in areas of heightened regulatory scrutiny, such as compliance, risk management, third-party risk management and consumer protection. In some cases, these matters are part of reviews of specified activities at multiple industry participants; in others, they are directed at the Company individually. For example, the Division of Enforcement of the SEC has been investigating U.S. Bancorp Fund Services, LLC (“USBFS”), a subsidiary of USBNA, relating to its role providing fund administration services to a third-party investment fund. This investment fund was advised by an investment adviser who engaged in fraud, and USBFS was not affiliated with the investment adviser and did not provide any advisory services to the fund. The Division of Enforcement has made a preliminary determination to recommend that the SEC file an enforcement action against USBFS, and USBFS is in the process of responding to the SEC on this matter. The Company is cooperating fully with all pending examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the
Company’s operating expenses and decrease its revenue).
On February 9, 2024, the SEC announced a settlement with U.S. Bancorp Investments, Inc., resolving the previously disclosed inquiry regarding record retention requirements relating to electronic business communications. Also, on March 19, 2024, the Commodity Futures Trading Commission (“CFTC”) announced a settlement with USBNA resolving similar issues. The financial impact of the resolution of these matters was not material to the Company's financial condition, results of operations or cash flows.
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

66	U.S. Bancorp

NOTE 16	Business Segments
Within the Company, financial performance is measured by major lines of business based on the products and services provided to customers through its distribution channels. These operating segments are components of the Company about which financial information is prepared and is evaluated regularly by management in deciding how to allocate resources and assess performance. The Company has the following reportable operating segments and functional activities in Treasury and Corporate Support:
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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2024 and 2023, certain organization and methodology changes were made, including the Company combining its Wealth Management and Investment Services and Corporate and Commercial Banking lines of businesses to create the Wealth, Corporate, Commercial and Institutional Banking line of business during the third quarter of 2023. Prior period results were restated and presented on a comparable basis.

U.S. Bancorp	67

Business segment results for the three months ended March 31 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking				Payment Services
(Dollars in Millions)	2024	2023	2024		2023		2024		2023
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,265	$1,550	$2,014		$2,341		$735		$655
Noninterest income	1,113	1,020	423		401		980	(a)	937	(a)
Total net revenue	2,378	2,570	2,437		2,742		1,715		1,592
Noninterest expense	1,372	1,340	1,580		1,707		1,025		959
Income (loss) before provision and income taxes	1,006	1,230	857		1,035		690		633
Provision for credit losses	138	(26)	55		7		359		220
Income (loss) before income taxes	868	1,256	802		1,028		331		413
Income taxes and taxable-equivalent adjustment	217	314	201		258		83		103
Net income (loss)	651	942	601		770		248		310
Net (income) loss attributable to noncontrolling interests	—	—	—		—		—		—
Net income (loss) attributable to U.S. Bancorp	$651	$942	$601		$770		$248		$310

Average Balance Sheet
Loans	$170,965	$177,011	$154,933		$167,409		$39,803		$36,935
Other earning assets	8,740	6,027	1,879		2,179		153		302
Goodwill	4,825	4,614	4,325		4,493		3,332		3,315
Other intangible assets	1,059	1,034	4,696		5,594		300		385
Assets	199,085	201,182	169,177		185,245		46,816		42,858
Noninterest-bearing deposits	58,446	82,403	21,500		41,269		2,791		3,184
Interest-bearing deposits	203,980	196,843	203,343		176,797		97		108
Total deposits	262,426	279,246	224,843		218,066		2,888		3,292
Total U.S. Bancorp shareholders’ equity	21,749	21,536	14,848		16,565		9,965		8,968

	Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2024	2023	2024		2023
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1	$122	$4,015		$4,668
Noninterest income	184	149	2,700	(b)	2,507	(b)
Total net revenue	185	271	6,715	(c)	7,175	(c)
Noninterest expense	482	549	4,459		4,555
Income (loss) before provision and income taxes	(297)	(278)	2,256		2,620
Provision for credit losses	1	226	553		427
Income (loss) before income taxes	(298)	(504)	1,703		2,193
Income taxes and taxable-equivalent adjustment	(124)	(186)	377		489
Net income (loss)	(174)	(318)	1,326		1,704
Net (income) loss attributable to noncontrolling interests	(7)	(6)	(7)		(6)
Net income (loss) attributable to U.S. Bancorp	$(181)	$(324)	$1,319		$1,698

Average Balance Sheet
Loans	$5,369	$5,395	$371,070		$386,750
Other earning assets	214,293	212,356	225,065		220,864
Goodwill	—	—	12,482		12,422
Other intangible assets	10	36	6,065		7,049
Assets	238,831	236,162	653,909		665,447
Noninterest-bearing deposits	2,050	2,885	84,787		129,741
Interest-bearing deposits	10,854	6,835	418,274		380,583
Total deposits	12,904	9,720	503,061		510,324
Total U.S. Bancorp shareholders’ equity	9,105	5,598	55,667		52,667
(a)Presented net of related rewards and rebate costs and certain partner payments of $739 million and $717 million for the three months ended March 31, 2024 and 2023, respectively.
(b)Includes revenue generated from certain contracts with customers of $2.2 billion and $2.1 billion for the three months ended March 31, 2024 and 2023, respectively.
(c)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $187 million and $183 million of revenue for the three months ended March 31, 2024 and 2023, respectively, primarily consisting of interest income on sales-type and direct financing leases.

68	U.S. Bancorp

NOTE 17	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to March 31, 2024 through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	69

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Three Months Ended March 31
	2024			2023			2024 v 2023
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$161,236	$1,194	2.96%	$166,125	$1,094	2.64%	(2.9)%
Loans held for sale	2,002	37	7.32	2,461	31	5.10	(18.7)
Loans(b)
Commercial	130,767	2,180	6.70	135,683	1,997	5.96	(3.6)
Commercial real estate	53,037	854	6.48	55,595	803	5.86	(4.6)
Residential mortgages	115,639	1,107	3.83	116,287	1,050	3.62	(.6)
Credit card	27,942	940	13.53	25,569	800	12.69	9.3
Other retail	43,685	642	5.91	53,616	642	4.86	(18.5)
Total loans	371,070	5,723	6.20	386,750	5,292	5.53	(4.1)
Interest-bearing deposits with banks	50,903	704	5.56	43,305	488	4.57	17.5
Other earning assets	10,924	137	5.05	8,973	94	4.23	21.7
Total earning assets	596,135	7,795	5.25	607,614	6,999	4.65	(1.9)
Allowance for loan losses	(7,438)			(6,944)			7.1
Unrealized gain (loss) on investment securities	(7,121)			(7,519)			(5.3)
Other assets	72,333			72,296			.1
Total assets	$653,909			$665,447			(1.7)
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$84,787			$129,741			(34.6)%
Interest-bearing deposits
Interest checking	125,011	362	1.17	129,350	283.89		(3.4)
Money market savings	196,502	1,914	3.92	146,970	979	2.70	33.7
Savings accounts	41,645	26.25		68,827	13.07		(39.5)
Time deposits	55,116	582	4.25	35,436	230	2.64	55.5
Total interest-bearing deposits	418,274	2,884	2.77	380,583	1,505	1.60	9.9
Short-term borrowings
Federal funds purchased	368	5	5.11	904	10	4.44	(59.3)
Securities sold under agreements to repurchase	4,847	57	4.69	2,481	19	3.11	95.4
Commercial paper	7,612	75	3.98	8,251	54	2.67	(7.7)
Other short-term borrowings(c)	3,537	134	15.28	24,831	367	6.00	(85.8)
Total short-term borrowings	16,364	271	6.66	36,467	450	5.01	(55.1)
Long-term debt	52,713	625	4.76	41,024	376	3.71	28.5
Total interest-bearing liabilities	487,351	3,780	3.12	458,074	2,331	2.06	6.4
Other liabilities	25,640			24,500			4.7
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	48,859			45,859			6.5
Total U.S. Bancorp shareholders’ equity	55,667			52,667			5.7
Noncontrolling interests	464			465			(.2)
Total equity	56,131			53,132			5.6
Total liabilities and equity	$653,909			$665,447			(1.7)
Net interest income		$4,015			$4,668
Gross interest margin			2.13%			2.59%
Gross interest margin without taxable-equivalent increments			2.11%			2.57%
Percent of Earning Assets
Interest income			5.25%			4.65%
Interest expense			2.55			1.55
Net interest margin			2.70%			3.10%
Net interest margin without taxable-equivalent increments			2.68%			3.08%
(a)Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(c)Interest expense and rates includes interest paid on collateral associated with derivative positions.

70	U.S. Bancorp

Part II — Other Information
Item 1. Legal Proceedings — See the information set forth in “Litigation and Regulatory Matters” in Note 15 in the Notes to Consolidated Financial Statements on page 66 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for discussion of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — See the information set forth in the “Capital Management” section on page 24 of this Report for information regarding shares repurchased by the Company during the first quarter of 2024, which is incorporated herein by reference.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed on April 20, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 19, 2023).
10.1	U.S. Bancorp 2024 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 (File No. 333-278752) filed on April 17, 2024).
10.2
Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2024 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 (File No. 333-278752) filed on April 17, 2024).

10.3
Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2024 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 (File No. 333-278752) filed on April 17, 2024).

10.4
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2024 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 (File No. 333-278752) filed on April 17, 2024).

10.5
Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2024) (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2023).

10.6
Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made after January 1, 2024) (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2023).

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

U.S. Bancorp	71

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ LISA R. STARK
Dated: May 1, 2024		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

72	U.S. Bancorp

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
Phone: 612-303-3620
Media Requests
David R. Palombi
Executive Vice President
Chief Communications Officer
Public Affairs and Communications
david.palombi@usbank.com
Phone: 612-303-3167
Financial Information
U.S. Bancorp news and financial results are available through our website and by mail.
Website For information about U.S. Bancorp, including news, financial results, annual reports and other documents filed with the Securities and Exchange Commission, visit usbank.com and click on About Us.
Mail At your request, we will mail to you our quarterly earnings, news releases, quarterly financial data reported on Form 10-Q, Form 10-K and additional copies of our annual reports. Please contact:
U.S. Bancorp Investor Relations
800 Nicollet Mall
Minneapolis, MN 55402
investorrelations@usbank.com
Phone: 866-775-9668