Form 10-Q
period 2024-06-30
US BANCORP \DE\
filed 2024-08-06
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
(not applicable)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, $.01 par value per share	USB	New York Stock Exchange
Depositary Shares (each representing 1/100th interest in a share of Series A Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrA	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrH	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series K Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrP	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series L Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrQ	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series M Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrR	New York Stock Exchange
Depositary Shares (each representing 1/1,000th interest in a share of Series O Non-Cumulative Perpetual Preferred Stock, par value $1.00)	USB PrS	New York Stock Exchange
Floating Rate Notes, Series CC (Senior), due May 21, 2028	USB/28	New York Stock Exchange
4.009% Fixed-to-Floating Rate Notes, Series CC (Senior), due May 21, 2032	USB/32	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2024
Common Stock, $.01 Par Value	1,560,514,033 shares

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

2	U.S. Bancorp

TABLE 1	Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2024	2023	Percent Change	2024	2023	Percent Change
Condensed Income Statement
Net interest income	$4,023	$4,415	(8.9)%	$8,008	$9,049	(11.5)%
Taxable-equivalent adjustment(a)	29	34	(14.7)	59	68	(13.2)
Net interest income (taxable-equivalent basis)(b)	4,052	4,449	(8.9)	8,067	9,117	(11.5)
Noninterest income	2,815	2,726	3.3	5,515	5,233	5.4
Total net revenue	6,867	7,175	(4.3)	13,582	14,350	(5.4)
Noninterest expense	4,214	4,569	(7.8)	8,673	9,124	(4.9)
Provision for credit losses	568	821	(30.8)	1,121	1,248	(10.2)
Income before taxes	2,085	1,785	16.8	3,788	3,978	(4.8)
Income taxes and taxable-equivalent adjustment	474	416	13.9	851	905	(6.0)
Net income	1,611	1,369	17.7	2,937	3,073	(4.4)
Net (income) loss attributable to noncontrolling interests	(8)	(8)	—	(15)	(14)	(7.1)
Net income attributable to U.S. Bancorp	$1,603	$1,361	17.8	$2,922	$3,059	(4.5)
Net income applicable to U.S. Bancorp common shareholders	$1,518	$1,281	18.5	$2,727	$2,873	(5.1)
Per Common Share
Earnings per share	$.97	$.84	15.5	$1.75	$1.87	(6.4)
Diluted earnings per share	.97	.84	15.5	1.75	1.87	(6.4)
Dividends declared per share	.49	.48	2.1	.98	.96	2.1
Book value per share(c)	31.80	30.14	5.5
Market value per share	39.70	33.04	20.2
Average common shares outstanding	1,560	1,533	1.8	1,560	1,532	1.8
Average diluted common shares outstanding	1,561	1,533	1.8	1,560	1,533	1.8
Financial Ratios
Return on average assets	.97%	.81%		.89%	.92%
Return on average common equity	12.4	10.9		11.2	12.5
Net interest margin (taxable-equivalent basis)(a)	2.67	2.90		2.68	3.00
Efficiency ratio(b)	61.0	63.7		63.7	63.5
Net charge-offs as a percent of average loans outstanding	.58	.67		.55	.53
Average Balances
Loans	$374,685	$388,817	(3.6)%	$372,878	$387,789	(3.8)%
Loans held for sale	2,382	2,569	(7.3)	2,192	2,516	(12.9)
Investment securities(d)	167,020	159,824	4.5	164,128	162,957.7
Earning assets	608,892	613,839	(.8)	602,513	610,744	(1.3)
Assets	665,504	673,012	(1.1)	659,707	669,251	(1.4)
Noninterest-bearing deposits	83,418	113,758	(26.7)	84,102	121,705	(30.9)
Deposits	513,909	497,265	3.3	508,485	503,758.9
Short-term borrowings	17,098	54,172	(68.4)	16,731	45,369	(63.1)
Long-term debt	52,875	42,771	23.6	52,794	41,902	26.0
Total U.S. Bancorp shareholders’ equity	56,029	53,822	4.1	55,849	53,248	4.9

	June 30, 2024	December 31, 2023
Period End Balances
Loans	$376,133	$373,835.6%
Investment securities	161,285	153,751	4.9
Assets	680,058	663,491	2.5
Deposits	523,785	512,312	2.2
Long-term debt	52,720	51,480	2.4
Total U.S. Bancorp shareholders’ equity	56,420	55,306	2.0
Asset Quality
Nonperforming assets	$1,852	$1,494	24.0%
Allowance for credit losses	7,934	7,839	1.2
Allowance for credit losses as a percentage of period-end loans	2.11%	2.10%
Capital Ratios
Common equity tier 1 capital	10.3%	9.9%
Tier 1 capital	11.9	11.5
Total risk-based capital	14.0	13.7
Leverage	8.1	8.1
Total leverage exposure	6.7	6.6
Tangible common equity to tangible assets(b)	5.4	5.3
Tangible common equity to risk-weighted assets(b)	8.0	7.7
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology(b)	10.2	9.7
(a)Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)See Non-GAAP Financial Measures beginning on page 29.
(c)Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.

U.S. Bancorp	3

Management’s Discussion and Analysis
Overview
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.6 billion for the second quarter of 2024, or $0.97 per diluted common share, compared with $1.4 billion, or $0.84 per diluted common share, for the second quarter of 2023. Return on average assets and return on average common equity were 0.97 percent and 12.4 percent, respectively, for the second quarter of 2024, compared with 0.81 percent and 10.9 percent, respectively, for the second quarter of 2023. The results for the second quarter of 2024 included the impact of a $26 million ($19 million net-of-tax) notable item for an increase in the FDIC special assessment to recover losses to the Deposit Insurance Fund related to certain 2023 bank failures, which decreased diluted earnings per common share by $0.01. The results for the second quarter of 2023 included the impact of $575 million ($432 million net-of-tax) of notable items, including $310 million of merger and integration charges associated with the acquisition of MUFG Union Bank, N.A. (“MUB”), and $243 million of provision for credit losses and an additional $22 million of losses related to balance sheet repositioning and capital management actions. Combined, these items decreased diluted earnings per common share for the second quarter of 2023 by $0.28.
Total net revenue for the second quarter of 2024 was $308 million (4.3 percent) lower than the second quarter of 2023, reflecting an 8.9 percent decrease in net interest income, partially offset by a 3.3 percent increase in noninterest income. The decrease in net interest income from the second quarter of 2023 was primarily due to the impact of higher interest rates on deposit mix and pricing, partially offset by higher rates on earning assets. The increase in noninterest income was driven by higher fee revenue across most categories.
Noninterest expense in the second quarter of 2024 was $355 million (7.8 percent) lower than the second quarter of 2023, primarily due to synergies from the MUB acquisition and lower merger and integration charges, prudent expense management and continued focus on operational efficiency, partially offset by higher marketing and business development expense.
The provision for credit losses for the second quarter of 2024 was $253 million (30.8 percent) lower than the second quarter of 2023, driven by the impacts of balance sheet repositioning and capital management actions taken in the second quarter of 2023, along with stabilization in the economic and credit environment. Net charge-offs in the second quarter of 2024 were $538 million, compared with $649 million in the second quarter of 2023. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Net income attributable to U.S. Bancorp for the first six months of 2024 was $2.9 billion, or $1.75 per diluted common share, compared with $3.1 billion, or $1.87 per diluted common share, for the first six months of 2023. Return on average assets and return on average common equity were 0.89 percent and 11.2 percent, respectively, for the first six months of 2024, compared with 0.92 percent and 12.5 percent, respectively, for the first six months of 2023. The results for the first six months of 2024 included the impact of $291 million ($218 million net-of-tax) of notable items, including $155 million of merger and integration charges and a $136 million charge for the increase in the FDIC special assessment. Combined, these items decreased diluted earnings per common share for the first six months of 2024 by $0.14. The results for the first six months of 2023 included the impact of $819 million ($615 million net-of-tax) of notable items, including $554 million of merger and integration charges, and $243 million of provision for credit losses and an additional $22 million of losses related to balance sheet repositioning and capital management actions. Combined, these items decreased diluted earnings per common share for the first six months of 2023 by $0.40.
Total net revenue for the first six months of 2024 was $768 million (5.4 percent) lower than the first six months of 2023, reflecting an 11.5 percent decrease in net interest income, partially offset by a 5.4 percent increase in noninterest income. The decrease in net interest income from the first six months of 2023 was primarily due to the impact of higher interest rates on deposit mix and pricing, partially offset by higher rates on earning assets. The increase in noninterest income was driven by higher fee revenue across most categories.
Noninterest expense in the first six months of 2024 was $451 million (4.9 percent) lower than the first six months of 2023, primarily due to synergies from the MUB acquisition and lower merger and integration charges, prudent expense management and continued focus on operational efficiency, partially offset by higher marketing and business development expense.
The provision for credit losses for the first six months of 2024 was $127 million (10.2 percent) lower than the first six months of 2023, driven by the impacts of balance sheet repositioning and capital management actions taken in the second quarter of 2023. Net charge-offs were $1.0 billion in both of the first six months of 2024 and 2023. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Statement of Income Analysis
Net Interest Income Net interest income, on a taxable-equivalent basis, was $4.1 billion in the second quarter and $8.1 billion in the first six months of 2024, representing decreases of $397 million (8.9 percent) and $1.1 billion (11.5 percent), respectively, compared with the same periods of 2023. The decreases were primarily due to the impact of higher interest rates on deposit mix and pricing, partially offset by higher rates on earning assets. Average earning assets for the second quarter and first six months of 2024 were $4.9

4	U.S. Bancorp

billion (0.8 percent) and $8.2 billion (1.3 percent) lower, respectively, than the same periods of 2023, reflecting a decrease in loans, partially offset by increases in investment securities and interest-bearing deposits with banks. The net interest margin, on a taxable-equivalent basis, in the second quarter and first six months of 2024 was 2.67 percent and 2.68 percent, respectively, compared with 2.90 percent and 3.00 percent in the second quarter and first six months of 2023, respectively. The decreases in net interest margin from the prior year were primarily due to the impact of deposit mix and pricing, partially offset by higher rates on earning assets as fixed-rate assets repriced at higher levels. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average total loans in the second quarter and first six months of 2024 were $14.1 billion (3.6 percent) and $14.9 billion (3.8 percent) lower, respectively, than the same periods of 2023. The decreases were primarily due to lower other retail loans, commercial loans and commercial real estate loans, partially offset by higher credit card loans. The decrease in average other retail loans was driven by lower auto loans primarily due to balance sheet repositioning and capital management actions taken in the second quarter of 2023. The decrease in average commercial loans was primarily due to decreased demand as corporate customers accessed the capital markets. The decrease in average commercial real estate loans was primarily due to payoffs exceeding a reduced level of new originations. The increase in average credit cards loans was primarily driven by higher spend volume.
Average investment securities in the second quarter and first six months of 2024 were $7.2 billion (4.5 percent) and $1.2 billion (0.7 percent) higher, respectively, than the same periods of 2023, primarily due to balance sheet positioning and liquidity management.
Average total deposits for the second quarter and first six months of 2024 were $16.6 billion (3.3 percent) and $4.7 billion (0.9 percent) higher, respectively, than the same periods of 2023. Average total savings deposits for the second quarter and first six months of 2024 were $33.1 billion (9.7 percent) and $25.6 billion (7.5 percent) higher, respectively, than the same periods of 2023, driven by increases in Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances. Average time deposits for the second quarter and first six months of 2024 were $13.9 billion (31.9 percent) and $16.8 billion (42.4 percent) higher, respectively, than the same periods of 2023, mainly due to an increase in Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Average noninterest-bearing deposits for the second quarter and first six months of 2024 were $30.3 billion (26.7 percent) and $37.6 billion (30.9 percent) lower, respectively, than the same periods of 2023, driven by decreases in Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances. The decreases were due in part to the impact of higher interest rates and a product change for certain MUB retail checking accounts into interest checking accounts at conversion to create a better customer experience.
Provision for Credit Losses The provision for credit losses was $568 million in the second quarter and $1.1 billion in the first six months of 2024, representing decreases of $253 million (30.8 percent) and $127 million (10.2 percent), respectively, from the same periods of 2023. The decreases were primarily driven by the impact of balance sheet repositioning and capital management actions in the second quarter of 2023. Net charge-offs decreased $111 million (17.1 percent) in the second quarter of 2024, compared with the second quarter of 2023, reflecting the impact of prior year charge-offs related to balance sheet repositioning and capital management actions, partially offset by higher credit card and commercial loan charge-offs in the current year. Net charge-offs increased $4 million (0.4 percent) in the first six months of 2024, compared with the first six months of 2023, reflecting higher credit card and commercial loan charge-offs, partially offset by the impacts of charge-offs in the prior year related to acquired loans and balance sheet repositioning and capital management actions. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income was $2.8 billion in the second quarter and $5.5 billion in the first six months of 2024, representing increases of $89 million (3.3 percent) and $282 million (5.4 percent), respectively, compared with the same periods of 2023. The increases from the prior year reflected higher mortgage banking revenue, trust and investment management fees, payment services revenue, commercial products revenue and investment products fees, partially offset by losses on the sale of investment securities. Mortgage banking revenue increased primarily driven by a gain on the sale of mortgage servicing rights in the second quarter of 2024, along with the impact of balance sheet repositioning and capital management actions taken in the second quarter of 2023. Trust and investment management fees increased primarily due to business growth and favorable market conditions. Payment services revenue increased primarily due to higher merchant processing services revenue due to favorable rates, along with increased card revenue due to higher spend volume. Commercial products revenue increased primarily due to higher corporate bond fees. Investment products fees increased due to business growth and favorable market conditions.

U.S. Bancorp	5

TABLE 2	Noninterest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2024	2023	Percent Change	2024	2023	Percent Change
Card revenue	$428	$422	1.4%	$820	$782	4.9%
Corporate payment products revenue	195	190	2.6	379	379	—
Merchant processing services	454	436	4.1	855	823	3.9
Trust and investment management fees	649	621	4.5	1,290	1,211	6.5
Service charges	322	324	(.6)	637	648	(1.7)
Commercial products revenue	374	358	4.5	762	692	10.1
Mortgage banking revenue	190	131	45.0	356	259	37.5
Investment products fees	82	68	20.6	159	136	16.9
Securities gains (losses), net	(36)	3	*	(34)	(29)	17.2
Other	157	173	(9.2)	291	332	(12.3)
Total noninterest income	$2,815	$2,726	3.3%	$5,515	$5,233	5.4%
*Not meaningful

TABLE 3	Noninterest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2024	2023	Percent Change	2024	2023	Percent Change
Compensation and employee benefits	$2,619	$2,646	(1.0)%	$5,310	$5,292.3%
Net occupancy and equipment	316	316	—	612	637	(3.9)
Professional services	116	141	(17.7)	226	275	(17.8)
Marketing and business development	158	122	29.5	294	244	20.5
Technology and communications	509	522	(2.5)	1,016	1,025	(.9)
Other intangibles	142	159	(10.7)	288	319	(9.7)
Other	354	353.3		772	778	(.8)
Total before merger and integration charges	4,214	4,259	(1.1)	8,518	8,570	(.6)
Merger and integration charges	—	310	*	155	554	(72.0)
Total noninterest expense	$4,214	$4,569	(7.8)%	$8,673	$9,124	(4.9)%
Efficiency ratio(a)	61.0%	63.7%		63.7%	63.5%
*Not meaningful
(a)See Non-GAAP Financial Measures beginning on page 29.
Noninterest Expense Noninterest expense was $4.2 billion in the second quarter and $8.7 billion in the first six months of 2024, representing decreases of $355 million (7.8 percent) and $451 million (4.9 percent), respectively, from the same periods of 2023. The decreases from the prior year reflected synergies from the MUB acquisition and lower merger and integration charges, prudent expense management and continued focus on operational efficiency, partially offset by the impact of the FDIC special assessment and higher marketing and business development expense. Professional services expense and technology and communications expense decreased primarily due to synergies from the MUB acquisition. Compensation and employee benefits expense decreased in the second quarter of 2024, compared with the second quarter of 2023, primarily due to synergies from the MUB acquisition. Marketing and business development expense increased due to the timing of campaigns.

Income Tax Expense The provision for income taxes was $445 million (an effective rate of 21.6 percent) for the second quarter and $792 million (an effective rate of 21.2 percent) for the first six months of 2024, compared with $382 million (an effective rate of 21.8 percent) and $837 million (an effective rate of 21.4 percent) for the same periods of 2023, respectively. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

6	U.S. Bancorp

Balance Sheet Analysis
Loans The Company’s loan portfolio was $376.1 billion at June 30, 2024, compared with $373.8 billion at December 31, 2023, an increase of $2.3 billion (0.6 percent). The increase was driven by higher commercial loans and residential mortgages, partially offset by lower commercial real estate loans and other retail loans.
Commercial loans increased $3.4 billion (2.6 percent) at June 30, 2024, compared with December 31, 2023, primarily due to growth in corporate banking.
Residential mortgages held in the loan portfolio increased $1.6 billion (1.4 percent) at June 30, 2024, compared with December 31, 2023, driven by originations. Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Credit card loans increased $155 million (0.5 percent) at June 30, 2024, compared with December 31, 2023, primarily driven by higher spend volume.
Commercial real estate loans decreased $1.6 billion (2.9 percent) at June 30, 2024, compared with December 31, 2023, primarily due to payoffs exceeding a reduced level of new originations.
Other retail loans decreased $1.3 billion (2.9 percent) at June 30, 2024, compared with December 31, 2023, primarily due to a decrease in auto loans.
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
Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $2.6 billion at June 30, 2024, compared with $2.2 billion at December 31, 2023. The increase in loans held for sale was principally due to a higher level of mortgage loan closings in the second quarter of 2024, compared with the fourth quarter of 2023. Almost all of the residential mortgage loans the
Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).
Investment Securities Investment securities totaled $161.3 billion at June 30, 2024, compared with $153.8 billion at December 31, 2023. The $7.5 billion (4.9 percent) increase was primarily due to $7.6 billion of net investment purchases driven by balance sheet positioning and liquidity management, partially offset by a $214 million unfavorable change in net unrealized gains (losses) on available-for-sale investment securities.
The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At June 30, 2024, the Company’s net unrealized losses on available-for-sale investment securities were $7.1 billion ($5.3 billion net-of-tax), compared with $6.9 billion ($5.2 billion net-of-tax) at December 31, 2023. The unfavorable change in net unrealized gains (losses) was primarily due to decreases in the fair value of state and political subdivisions securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $7.2 billion at June 30, 2024, compared with $7.1 billion at December 31, 2023. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of the underlying collateral, the existence of any government or agency guarantees, and market conditions. At June 30, 2024, the Company had no plans to sell securities with unrealized losses, and believed it was more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.

U.S. Bancorp	7

TABLE 4	Investment Securities

	June 30, 2024				December 31, 2023
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies	$1,296	$1,256	1.9	2.85%	$1,345	$1,310	2.3	2.85%
Mortgage-backed securities(a)	80,027	67,892	8.9	2.19	82,692	72,770	8.8	2.21
Other	163	163	2.7	2.86	8	8	2.8	2.56
Total held-to-maturity	$81,486	$69,311	8.8	2.20%	$84,045	$74,088	8.7	2.22%
Available-for-Sale
U.S. Treasury and agencies	$30,251	$28,050	5.4	3.00%	$21,768	$19,542	5.9	2.19%
Mortgage-backed securities(a)	38,950	35,238	6.6	3.46	36,895	33,427	6.3	3.09
Asset-backed securities(a)	6,595	6,582	2.9	5.48	6,713	6,724	2.2	5.33
Obligations of state and political subdivisions(b)(c)	10,808	9,684	11.5	3.74	10,867	9,989	9.9	3.75
Other	245	245	2.0	4.95	24	24	1.7	4.51
Total available-for-sale(d)	$86,849	$79,799	6.5	3.49%	$76,267	$69,706	6.3	3.12%
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
(d)Amortized cost excludes portfolio level basis adjustments of $60 million at June 30, 2024 and $335 million at December 31, 2023.
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
Deposits Total deposits were $523.8 billion at June 30, 2024, compared with $512.3 billion at December 31, 2023. The $11.5 billion (2.2 percent) increase in total deposits reflected increases in total savings deposits and time deposits, partially offset by a decrease in noninterest-bearing deposits. Money market deposit balances increased $16.3 billion (8.2 percent), primarily due to higher Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances. Savings account balances decreased $5.5 billion (12.7 percent), driven by lower Consumer and Business Banking balances. Interest checking balances decreased $1.2 billion (1.0 percent), primarily due to lower Consumer and Business Banking balances, partially offset by higher Wealth, Corporate, Commercial and Institutional Banking balances. Time deposits increased $5.0 billion (9.6 percent) at June 30, 2024, compared with December 31, 2023, driven by higher Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Noninterest-bearing deposits decreased $3.2 billion (3.6 percent) at June 30, 2024, compared with December 31, 2023, primarily driven by decreases within Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances due to the impact of higher interest rates.
Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $16.6 billion at June 30,
2024, compared with $15.3 billion at December 31, 2023. The $1.3 billion (8.4 percent) increase in short-term borrowings was primarily due to an increase in repurchase agreement balances, partially offset by lower commercial paper balances. Long-term debt was $52.7 billion at June 30, 2024, compared with $51.5 billion at December 31, 2023. The $1.2 billion (2.4 percent) increase was primarily due to $4.9 billion of medium-term note issuances, partially offset by $3.4 billion of medium-term note repayments. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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

8	U.S. Bancorp

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

U.S. Bancorp	9

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

10	U.S. Bancorp

The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at June 30, 2024:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$13,959	$90,653	$104,612	89.3%
Over 80% through 90%	175	4,500	4,675	4.0
Over 90% through 100%	22	878	900.8
Over 100%	12	437	449.4
No LTV available	1	7	8	—
Loans purchased from GNMA mortgage pools(a)	—	6,503	6,503	5.5
Total	$14,169	$102,978	$117,147	100.0%
(a)Represents loans purchased and loans that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$10,338	$2,154	$12,492	94.8%
Over 80% through 90%	448	89	537	4.1
Over 90% through 100%	70	16	86.6
Over 100%	36	4	40.3
No LTV/CLTV available	24	1	25.2
Total	$10,916	$2,264	$13,180	100.0%

Credit card and other retail loans are diversified across customer segments and geographies. Diversification in the credit card portfolio is achieved with broad customer relationship distribution through the Company’s and financial institution partners’ branches, retail and affinity partners, and digital channels.
The following table provides a summary of the Company’s credit card loan balances disaggregated based upon updated credit score at June 30, 2024:

Percent of Total(a)
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
Accruing loans 90 days or more past due totaled $701 million at June 30, 2024, compared with $698 million at December 31, 2023. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.19 percent at June 30, 2024 and December 31, 2023.

U.S. Bancorp	11

TABLE 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due	June 30, 2024	December 31, 2023
Commercial
Commercial	.07%	.09%
Lease financing	—	—
Total commercial	.06	.09
Commercial Real Estate
Commercial mortgages	—	—
Construction and development	.08	.03
Total commercial real estate	.02	.01
Residential Mortgages(a)	.15	.12
Credit Card	1.30	1.31
Other Retail
Retail leasing	.05	.05
Home equity and second mortgages	.25	.26
Other	.10	.11
Total other retail	.14	.15
Total loans	.19%	.19%

90 days or more past due and nonperforming loans	June 30, 2024	December 31, 2023
Commercial	.48%	.37%
Commercial real estate	1.87	1.46
Residential mortgages(a)	.28	.25
Credit card	1.30	1.31
Other retail	.47	.46
Total loans	.67%	.57%
(a)Delinquent loan ratios exclude $1.7 billion at June 30, 2024, and $2.0 billion at December 31, 2023, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due and nonperforming to total residential mortgages was 1.71 percent at June 30, 2024, and 2.00 percent at December 31, 2023.

12	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Residential Mortgages(a)
30-89 days	$142	$169	.12%	.15%
90 days or more	170	136	.15	.12
Nonperforming	154	158	.13	.14
Total	$466	$463	.40	.40
Credit Card
30-89 days	$384	$406	1.34	1.42
90 days or more	374	375	1.30	1.31
Nonperforming	—	—	—	—
Total	$758	$781	2.64	2.73
Other Retail
Retail Leasing
30-89 days	$26	$25	.62	.60
90 days or more	2	2	.05	.05
Nonperforming	8	8	.19	.19
Total	$36	$35	.86	.85
Home Equity and Second Mortgages
30-89 days	$65	$77	.49	.59
90 days or more	33	34	.25	.26
Nonperforming	115	113	.87	.87
Total	$213	$224	1.62	1.72
Other(b)
30-89 days	$143	$176	.55	.65
90 days or more	26	31	.10	.11
Nonperforming	18	17	.07	.06
Total	$187	$224	.73	.82
(a)Excludes $561 million of loans 30-89 days past due and $1.7 billion of loans 90 days or more past due at June 30, 2024, purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that continue to accrue interest, compared with $595 million and $2.0 billion at December 31, 2023, respectively.
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
The Company continues to work with borrowers who are experiencing financial difficulties to modify their loans. Many of the Company’s loan modifications are determined on a case-by-case basis in connection with ongoing loan collection processes. The modifications vary within each of the Company’s loan classes. Commercial lending segment modifications generally include extensions of the maturity date and may be accompanied by an increase or decrease to the interest rate. The Company may also work with the borrower to make other changes to the loan to mitigate losses, such as obtaining additional collateral and/or guarantees to support the loan.
The Company has also implemented certain residential mortgage loan modification programs. The Company modifies residential mortgage loans under Federal Housing Administration, United States Department of Veterans Affairs, and its own internal programs. Under these programs, the Company offers qualifying homeowners the opportunity to permanently modify their loan and achieve more affordable monthly payments. These modifications may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extensions of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In some instances, participation in residential mortgage loan modification programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement, and the loan documents are not modified until that time.
Credit card and other retail loan modifications are generally part of distinct modification programs providing

U.S. Bancorp	13

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
Nonperforming Assets The level of nonperforming assets represents another indicator of the potential for future credit losses. Nonperforming assets include nonaccrual loans, modified loans not performing in accordance with modified terms and not accruing interest, modified loans that have not met the performance period required to return to accrual status, other real estate owned (“OREO”) and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are generally applied against the principal balance and not recorded as income. However, interest income may be recognized for interest payments received if the remaining carrying amount of the loan is believed to be collectible.
At June 30, 2024, total nonperforming assets were $1.9 billion, compared to $1.5 billion at December 31, 2023. The $358 million (24.0 percent) increase in nonperforming assets was primarily due to higher nonperforming commercial and commercial real estate loans, including the commercial real estate office sector. Office nonperforming loans as a percent of total office loans increased to 11.6 percent at June 30, 2024, compared to 7.6 percent at December 31, 2023. The ratio of total nonperforming assets to total loans and other real estate was 0.49 percent at June 30, 2024, compared with 0.40 percent at December 31, 2023.
OREO was $23 million at June 30, 2024, compared with $26 million at December 31, 2023, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

14	U.S. Bancorp

TABLE 6	Nonperforming Assets(a)

(Dollars in Millions)	June 30, 2024	December 31, 2023
Commercial
Commercial	$531	$349
Lease financing	25	27
Total commercial	556	376
Commercial Real Estate
Commercial mortgages	888	675
Construction and development	71	102
Total commercial real estate	959	777
Residential Mortgages(b)	154	158
Credit Card	—	—
Other Retail
Retail leasing	8	8
Home equity and second mortgages	115	113
Other	18	17
Total other retail	141	138
Total nonperforming loans(1)	1,810	1,449
Other Real Estate(c)	23	26
Other Assets	19	19
Total nonperforming assets	$1,852	$1,494
Accruing loans 90 days or more past due(b)	$701	$698
Period-end loans(2)	$376,133	$373,835
Nonperforming loans to total loans(1)/(2)	.48%	.39%
Nonperforming assets to total loans plus other real estate(c)	.49%	.40%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2023	$1,155	$339	$1,494
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	942	96	1,038
Advances on loans	18	1	19
Total additions	960	97	1,057
Reductions in nonperforming assets
Paydowns, payoffs	(297)	(28)	(325)
Net sales	(6)	(16)	(22)
Return to performing status	(70)	(45)	(115)
Charge-offs(d)	(226)	(11)	(237)
Total reductions	(599)	(100)	(699)
Net additions to (reductions in) nonperforming assets	361	(3)	358
Balance June 30, 2024	$1,516	$336	$1,852
(a)Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)Excludes $1.7 billion at June 30, 2024, and $2.0 billion at December 31, 2023, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(c)Foreclosed GNMA loans of $49 million at June 30, 2024, and $47 million at December 31, 2023, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(d)Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	15

TABLE 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30
	2024			2023
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$130,162	$135.42%		$133,697	$87.26%
Lease financing	4,177	8.77		4,388	3.27
Total commercial	134,339	143.43		138,085	90.26
Commercial Real Estate
Commercial mortgages	40,871	35.34		43,214	26.24
Construction and development	11,418	1.04		11,720	—	—
Total commercial real estate	52,289	36.28		54,934	26.19
Residential Mortgages	116,478	(4)	(.01)	117,606	114.39
Credit Card	28,349	315	4.47	26,046	199	3.06
Other Retail
Retail leasing	4,185	3.29		4,829	1.08
Home equity and second mortgages	13,053	(1)	(.03)	12,753	(1)	(.03)
Other	25,992	46.71		34,564	220	2.55
Total other retail	43,230	48.45		52,146	220	1.69
Total loans	$374,685	$538.58%		$388,817	$649.67%

	Six Months Ended June 30
	2024			2023
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$128,382	$244.38%		$132,469	$129.20%
Lease financing	4,171	15.72		4,422	8.36
Total commercial	132,553	259.39		136,891	137.20
Commercial real estate
Commercial mortgages	41,208	50.24		43,420	141.65
Construction and development	11,455	7.12		11,843	2.03
Total commercial real estate	52,663	57.22		55,263	143.52
Residential mortgages	116,059	(4)	(.01)	116,950	113.19
Credit card	28,145	611	4.37	25,809	374	2.92
Other retail
Retail leasing	4,134	8.39		5,034	2.08
Home equity and second mortgages	13,018	(1)	(.02)	12,763	(2)	(.03)
Other	26,306	96.73		35,079	255	1.47
Total other retail	43,458	103.48		52,876	255.97
Total loans	$372,878	$1,026.55%		$387,789	$1,022.53%
Analysis of Loan Net Charge-offs Total loan net charge-offs were $538 million for the second quarter of 2024, compared with $649 million for the second quarter of 2023. The decrease reflected the impact of charge-offs in the second quarter of 2023 related to balance sheet repositioning and capital management actions, partially offset by higher credit card and commercial loan charge-offs in the second quarter of 2024.
Total loan net charge-offs were $1.0 billion for both the first six months of 2024 and 2023, reflecting higher credit card and commercial loan charge-offs in the current year, offset by the impacts in the prior year of charge-offs on acquired loans and charge-offs related to balance sheet repositioning and capital management actions. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the

16	U.S. Bancorp

second quarter and first six months of 2024 was 0.58 percent and 0.55 percent, respectively, compared with 0.67 percent and 0.53 percent, respectively, for the same periods of 2023.
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
When a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered PCD. An allowance is established for each population and considers product mix, risk characteristics of the portfolio and delinquency status and refreshed LTV ratios when possible. PCD loans also consider whether the loan has experienced a charge-off, bankruptcy or significant deterioration since origination. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company had a total net book balance of $2.9 billion of PCD loans, primarily related to the MUB acquisition, included in its loan portfolio at June 30, 2024.
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

U.S. Bancorp	17

Although the Company determined the amount of each element of the allowance separately and considers this process to be an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses can vary significantly from the estimated amounts.
At June 30, 2024, the allowance for credit losses was $7.9 billion, compared with an allowance of $7.8 billion at December 31, 2023. The $95 million (1.2 percent) increase in the allowance for credit losses at June 30, 2024, compared with December 31, 2023, was primarily driven by credit migration in consumer and small business cards and portfolio growth. The Company continued to monitor economic uncertainty related to interest rates, inflationary pressures and other economic factors that affect the financial strength of corporate and consumer borrowers. Commercial real estate valuations were also affected by elevated interest rates and the changing demand for office properties. The Company has monitored the commercial real estate office portfolio and established an allowance to loan coverage ratio which remained over 10 percent at June 30, 2024 and December 31, 2023. In addition to these broad economic factors, expected loss estimates considered various factors including customer specific information impacting changes in risk ratings, projected delinquencies and the impact of economic deterioration on selected borrowers’ liquidity and ability to repay.
The ratio of the allowance for credit losses to period-end loans was 2.11 percent at June 30, 2024, compared with 2.10 percent at December 31, 2023. The ratio of the allowance for credit losses to nonperforming loans was 438 percent at June 30, 2024, compared with 541 percent at December 31, 2023. The ratio of the allowance for credit losses to annualized loan net charge-offs was 367 percent at June 30, 2024, compared with 411 percent of full year 2023 net charge-offs at December 31, 2023.
The allowance for credit losses related to commercial lending segment loans increased $37 million during the first six months of 2024, reflecting portfolio growth and credit downgrades in commercial and commercial real estate portfolios.
The allowance for credit losses related to consumer lending segment loans increased $58 million during the first six months of 2024, due to credit migration in credit card portfolios, partially offset by reduced portfolio exposures.
Economic conditions considered in estimating the allowance for credit losses at June 30, 2024 included changes in projected gross domestic product and unemployment levels. These factors were evaluated through a combination of quantitative calculations using multiple economic scenarios and additional qualitative assessments that considered the degree of economic uncertainty in the current environment. The projected unemployment rates for 2024 considered in the estimate range from 3.1 percent to 7.0 percent.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
United States unemployment rate for the three months ending(a)
June 30, 2024	4.0%	3.9%
December 31, 2024	4.0	4.0
June 30, 2025	4.1	4.1
United States real gross domestic product for the three months ending(b)
June 30, 2024	3.0%	2.0%
December 31, 2024	1.8	1.3
June 30, 2025	1.7	1.6
(a)Reflects quarterly average of forecasted reported United States unemployment rate.
(b)Reflects year-over-year growth rates.

18	U.S. Bancorp

TABLE 8	Summary of Allowance for Credit Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2024	2023	2024	2023
Balance at beginning of period	$7,904	$7,523	$7,839	$7,404
Change in accounting principle(a)	—	—	—	(62)
Allowance for acquired credit losses(b)	—	—	—	127
Charge-Offs
Commercial
Commercial	171	103	300	159
Lease financing	9	7	19	14
Total commercial	180	110	319	173
Commercial real estate
Commercial mortgages	37	31	65	152
Construction and development	1	—	7	2
Total commercial real estate	38	31	72	154
Residential mortgages	3	121	7	125
Credit card	358	242	695	457
Other retail
Retail leasing	7	3	15	8
Home equity and second mortgages	1	3	5	5
Other	65	245	134	302
Total other retail	73	251	154	315
Total charge-offs(c)	652	755	1,247	1,224
Recoveries
Commercial
Commercial	36	16	56	30
Lease financing	1	4	4	6
Total commercial	37	20	60	36
Commercial real estate
Commercial mortgages	2	5	15	11
Construction and development	—	—	—	—
Total commercial real estate	2	5	15	11
Residential mortgages	7	7	11	12
Credit card	43	43	84	83
Other retail
Retail leasing	4	2	7	6
Home equity and second mortgages	2	4	6	7
Other	19	25	38	47
Total other retail	25	31	51	60
Total recoveries	114	106	221	202
Net Charge-Offs
Commercial
Commercial	135	87	244	129
Lease financing	8	3	15	8
Total commercial	143	90	259	137
Commercial real estate
Commercial mortgages	35	26	50	141
Construction and development	1	—	7	2
Total commercial real estate	36	26	57	143
Residential mortgages	(4)	114	(4)	113
Credit card	315	199	611	374
Other retail
Retail leasing	3	1	8	2
Home equity and second mortgages	(1)	(1)	(1)	(2)
Other	46	220	96	255
Total other retail	48	220	103	255
Total net charge-offs	538	649	1,026	1,022
Provision for credit losses(d)	568	821	1,121	1,248
Balance at end of period	$7,934	$7,695	$7,934	$7,695
Components
Allowance for loan losses	$7,549	$7,164
Liability for unfunded credit commitments	385	531
Total allowance for credit losses(1)	$7,934	$7,695
Period-end loans(2)	$376,133	$379,428
Nonperforming loans(3)	1,810	1,041
Allowance for Credit Losses as a Percentage of
Period-end loans(1)/(2)	2.11%	2.03%
Nonperforming loans(1)/(3)	438	739
Nonperforming and accruing loans 90 days or more past due	316	508
Nonperforming assets	428	709
Annualized net charge-offs	367	296
(a)Effective January 1, 2023, the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings.
(b)Allowance for purchased credit deteriorated and charged-off loans acquired from MUB.
(c)Includes $91 million of charge-offs in the first quarter of 2023 related to uncollectible amounts on acquired loans. Includes $309 million of charge-offs in the second quarter of 2023 related to balance sheet repositioning and capital management actions.
(d)Includes provision for credit losses of $243 million related to balance sheet repositioning and capital management actions in the second quarter of 2023.

U.S. Bancorp	19

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2024, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2023. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for further discussion on residual value risk management.
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
Net interest income sensitivity analysis includes evaluating all of the Company’s assets and liabilities and off-balance sheet instruments, inclusive of new business activity, under various interest rate scenarios that differ in the direction, amount and speed of change over time, as well as the overall shape of the yield curve. The balance sheet includes assumptions regarding loan and deposit volumes and pricing which are based on quantitative analysis, historical trends and management outlook and strategies. Deposit balances, mix and pricing are dynamic across interest rate scenarios and will change both with the absolute level of rates as well as the assumed interest rate shock. Deposit pricing changes, commonly referred to as the deposit beta, represents the amount by which the Company’s interest-bearing deposit rates have or will change given a change in short-term market rates. Base case and net interest income sensitivities are reviewed monthly by the ALCO and are used to guide asset/liability management strategies.
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
Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. From December 31, 2023 to June 30, 2024, interest rate sensitivity to higher rates decreased, primarily due to changes in deposit composition and rates paid on deposits as a result of the elevated interest rate environment throughout the first six months of 2024. As of June 30, 2024, the Company is relatively neutral to further parallel upward moves in interest rates while the sensitivity to lower rates has improved driven by the projected repricing of the deposit portfolio in declining rate scenarios. While the Company utilizes models and assumptions based on historical information and expected behaviors, actual outcomes could vary significantly.

20	U.S. Bancorp

TABLE 9	Sensitivity of Net Interest Income

	June 30, 2024				December 31, 2023
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	.44%	.16%	1.33%	(.35)%	(.19)%	.71%	(.15)%	.91%
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

U.S. Bancorp	21

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
The average, high, low and period-end one-day VaR amounts for the Company’s Covered Positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2024	2023
Average	$3	$5
High	4	7
Low	2	3
Period-end	2	4
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the six months ended June 30, 2024 and 2023. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and period-end one-day Stressed VaR amounts for the Company’s Covered Positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2024	2023
Average	$9	$13
High	12	16
Low	7	10
Period-end	10	11
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
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Six Months Ended June 30 (Dollars in Millions)	2024	2023
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$1
High	2	2
Low	1	—
Mortgage Servicing Rights and Related Hedges
Average	$2	$8
High	3	12
Low	2	4
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

22	U.S. Bancorp

borrowing facilities through the FHLB and Federal Reserve Bank.
The following table summarizes the Company’s total available liquidity from on-balance sheet and off-balance sheet funding sources:

(Dollars in Millions)	June 30, 2024	December 31, 2023
Cash held at the Federal Reserve Bank and other central banks	$57,581	$52,403
Available investment securities	63,024	34,220
Borrowing capacity from the Federal Reserve Bank and FHLB	178,353	215,763
Total available liquidity	$298,958	$302,386
Borrowing capacity from the Federal Reserve Bank and FHLB declined from December 31, 2023 to June 30, 2024 primarily due to the expiration of the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”). This decline was partially offset by an increase in available investment securities as a portion of the securities previously pledged through the BTFP were made available for sale or pledging.
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $523.8 billion at June 30, 2024, compared with $512.3 billion at December 31, 2023. Average noninterest-bearing deposit balances for the second quarter of 2024 decreased 26.7 percent and 1.6 percent compared with the second quarter of 2023 and first quarter of 2024, respectively, reflecting the shift of noninterest-bearing balances into interest-bearing deposit products resulting from the higher interest rate environment. The decrease from the first quarter of 2024 reflected a slowing shift into interest-bearing deposits as the Company continued to emphasize relationship-based deposit generation. Average total deposits for the second quarter of 2024 and second quarter of 2023 funded approximately 77 percent and 74 percent of the Company’s total assets for these same periods, respectively. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $52.7 billion at June 30, 2024, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $16.6 billion at June 30, 2024, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At June 30, 2024, parent company long-term debt outstanding was $35.8 billion, compared with $34.3 billion at December 31, 2023. The increase was primarily due to $4.9 billion of medium-term note issuances, partially offset by $3.4 billion of medium-term note repayments. As of June 30, 2024, there was $2.3 billion of parent company debt scheduled to mature in the remainder of 2024. Future debt maturities may be met through medium-term note and capital security issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires large banking organizations to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. For the three months ended June 30, 2024 and December 31, 2023, the Company’s average daily LCR was 107.5 percent and 109.2 percent, respectively. The Company was compliant with this requirement for both of these periods.
The Company is also subject to a regulatory Net Stable Funding Ratio (“NSFR”) requirement which requires large banking organizations to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year time horizon. The Company was compliant with this requirement at June 30, 2024 and December 31, 2023.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for further discussion on liquidity risk management.
European Exposures The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for the three and six months ended June 30, 2024. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2024, the Company had an aggregate amount on deposit with European banks of approximately $7.2 billion, predominately with the Central Bank of Ireland and Bank of England.
In addition, the Company provides financing to domestic multinational corporations that generate revenue from customers in European countries, transacts with various European banks as counterparties to certain derivative-related activities, and through a subsidiary, manages money market

U.S. Bancorp	23

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
Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. To achieve its capital goals, the Company employs a variety of capital management tools, including dividends, common share repurchases, and the issuance of subordinated debt, non-cumulative perpetual preferred stock, common stock and other capital instruments. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2022, the Company began to phase into its regulatory capital requirements the cumulative deferred impact of its 2020 adoption of the accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology plus 25 percent of its quarterly credit reserve increases during 2020 and 2021. This cumulative deferred impact will continue to be phased into the Company’s regulatory capital during 2024, culminating with a fully phased in regulatory capital calculation beginning in 2025. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at June 30, 2024 and December 31, 2023. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
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
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the CECL methodology under the standardized approach, was 5.4 percent and 8.0 percent, respectively, at June 30, 2024, compared with 5.3 percent and 7.7 percent, respectively, at December 31, 2023. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology, was 10.2 percent at June 30, 2024, compared with 9.7 percent at December 31, 2023. Refer to “Non-GAAP Financial Measures” beginning on page 29 for further information on these other capital ratios.

TABLE 10	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2024	December 31, 2023
Basel III standardized approach:
Common equity tier 1 capital	$46,239	$44,947
Tier 1 capital	53,491	52,199
Total risk-based capital	62,926	61,921
Risk-weighted assets	449,111	453,390

Common equity tier 1 capital as a percent of risk-weighted assets(a)	10.3%	9.9%
Tier 1 capital as a percent of risk-weighted assets	11.9	11.5
Total risk-based capital as a percent of risk-weighted assets	14.0	13.7
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.1	8.1
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	6.7	6.6
(a)The Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology, was 10.2 percent at June 30, 2024, compared with 9.7 percent at December 31, 2023. See Non-GAAP Financial Measures beginning on page 29.

24	U.S. Bancorp

Total U.S. Bancorp shareholders’ equity was $56.4 billion at June 30, 2024, compared with $55.3 billion at December 31, 2023. The increase was primarily the result of corporate earnings, partially offset by dividends paid and changes in unrealized gains and losses on derivative hedges and available-for-sale investment securities included in other comprehensive income (loss).
The Company announced on December 22, 2020 that its Board of Directors had approved an authorization to repurchase $3.0 billion of its common stock beginning January 1, 2021. The Company has currently suspended all common stock repurchases, except for those done exclusively in connection with its stock-based compensation programs. The Company will continue to evaluate its share repurchases in connection with the potential capital requirements given proposed regulatory capital rules and related landscape. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with regulatory requirements.
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company or any affiliated purchaser during the second quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
April	184,164	(a)	$40.90	9,164	$1,264
May	6,675		40.97	6,675	1,264
June	998		39.27	998	1,264
Total	191,837	(a)	$40.90	16,837	$1,264
(a)Includes 175,000 shares of common stock purchased, at an average price per share of $40.89, in open-market transactions by U.S. Bank National Association, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.
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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2024 and 2023, certain organization and methodology changes were made, including revising the Company’s line of business funds transfer-pricing methodology related to deposits and loans during the second quarter of 2024 and combining its Wealth Management and Investment Services and Corporate and Commercial Banking lines of businesses to create the Wealth, Corporate, Commercial and Institutional Banking line of business during the third quarter of 2023. Prior period results were restated and presented on a comparable basis.
Wealth, Corporate, Commercial and Institutional Banking Wealth, Corporate, Commercial and Institutional Banking provides core banking, specialized lending, transaction and payment processing, capital markets, asset management, and brokerage and investment related services to wealth, middle market, large corporate, government and institutional clients. Wealth, Corporate, Commercial and Institutional Banking contributed $1.2 billion of the Company’s net income in the second quarter and $2.3 billion in the first six months of 2024, or an increase of $105 million (9.8 percent) and a decrease of $5 million (0.2 percent), respectively, compared with the same periods of 2023.
Net revenue increased $72 million (2.4 percent) in the second quarter and $107 million (1.8 percent) in the first six months of 2024, compared with the same periods of 2023. Net interest income, on a taxable-equivalent basis, increased $12 million (0.6 percent) in the second quarter of 2024, compared with the second quarter of 2023, primarily due to growth in interest-bearing deposits, partially offset by lower non-interest bearing deposits. Net interest income, on a taxable-equivalent basis, decreased $47 million (1.2 percent) in the first six months of 2024, compared with the first six months of 2023, primarily due to the impact of deposit mix and pricing. Noninterest income increased $60 million (5.6 percent) in the second quarter and $154 million (7.4 percent) in the first six months of 2024, compared with the same periods of 2023, primarily due to higher trust and investment management fees and investment products fees, both driven by business growth and favorable market conditions.
Noninterest expense decreased $6 million (0.4 percent) in the second quarter of 2024, compared with the second quarter of 2023, primarily due to synergies from the MUB acquisition, partially offset by higher compensation and employee benefits expense. Noninterest expense increased $8 million (0.3 percent) in the first six months of 2024, compared with the first six months of 2023, primarily due to higher compensation and employee benefits expense. The provision for credit losses decreased $62 million (38.3 percent) in the second quarter of 2024, compared with the second quarter of 2023, primarily due to stabilizing credit quality. The provision for credit losses increased $106 million (78.5 percent) in the first six months of 2024, compared with the first six months of 2023, primarily due to select commercial credit downgrades and charge-offs in the first six months of 2024.
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

U.S. Bancorp	25

strategic business partners. Consumer and Business Banking contributed $512 million of the Company’s net income in the second quarter and $996 million in the first six months of 2024, or decreases of $197 million (27.8 percent) and $500 million (33.4 percent), respectively, compared with the same periods of 2023.
Net revenue decreased $391 million (14.3 percent) in the second quarter and $878 million (15.9 percent) in the first six months of 2024, compared with the same periods of 2023. Net interest income, on a taxable-equivalent basis, decreased $373 million (16.3 percent) in the second quarter and $883 million (18.9 percent) in the first six months of 2024, compared with the same periods of 2023, due to the impact of deposit mix and pricing, as well as lower loan balances. Noninterest income decreased $18 million (4.2 percent) in the second quarter of 2024, compared with the second quarter of 2023, primarily due to lower service charges. Noninterest income increased $5 million (0.6 percent) in the first six months of 2024, compared with the first six months of 2023, primarily due to higher mortgage banking revenue driven by higher gain on sale margins, partially offset by a decrease in service charges.
Noninterest expense decreased $142 million (8.0 percent) in the second quarter and $272 million (7.8 percent) in the first six months of 2024, compared with the same periods of 2023, primarily due to synergies from the MUB acquisition. The provision for credit losses increased $14 million (87.5 percent) in the second quarter and $61 million in the first six months of 2024, compared with the same periods of 2023, due to credit deterioration and stabilization in balances. Economic conditions and delinquencies have subsequently stabilized.
Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services and merchant processing. Payment Services contributed $297 million of the Company’s net income in the second quarter and $540 million in the first six months of 2024, or decreases of $16 million (5.1 percent) and $85 million (13.6 percent), respectively, compared with the same periods of 2023.
Net revenue increased $94 million (5.6 percent) in the second quarter and $191 million (5.9 percent) in the first six months of 2024, compared with the same periods of 2023. Net interest income, on a taxable-equivalent basis, increased $50 million (8.0 percent) in the second quarter and $105 million (8.3 percent) in the first six months of 2024, compared with the same periods of 2023, primarily due to higher loan yields driven by higher interest rates and customer revolve rates, along with higher loan balances, partially offset by higher funding costs. Noninterest income increased $44 million (4.2 percent) in the second quarter and $86 million (4.3 percent) in the first six months of 2024, compared with the same periods of 2023, driven by higher merchant processing services revenue due to favorable rates, along with increased card revenue due to higher spend volume.
Noninterest expense increased $42 million (4.5 percent) in the second quarter and $92 million (4.9 percent) in the first six months of 2024, compared with the same periods of 2023, reflecting higher net shared services expense driven by investment in infrastructure, along with higher marketing and business development expense. The provision for credit losses increased $74 million (23.6 percent) in the second quarter and $213 million (39.9 percent) in the first six months of 2024, compared with the same periods of 2023, primarily due to a combination of loan growth and credit deterioration. Economic conditions and delinquencies have subsequently stabilized.
Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net losses of $378 million in the second quarter and $914 million in the first six months of 2024, compared with net losses of $728 million and $1.4 billion, respectively, in the same periods of 2023.
Net revenue decreased $83 million (43.9 percent) in the second quarter and $188 million (50.9 percent) in the first six months of 2024, compared with the same periods of 2023. Net interest income, on a taxable-equivalent basis, decreased $86 million (23.7 percent) in the second quarter and $225 million (32.4 percent) in the first six months of 2024, compared with the same periods of 2023, primarily due to higher funding costs, partially offset by higher yields on the investment securities portfolio and cash balances. Noninterest income increased $3 million (1.7 percent) in the second quarter and $37 million (11.4 percent) in the first six months of 2024, compared with the same periods of 2023, primarily due to an increase in commercial products revenue and a gain on the sale of mortgage servicing rights during the second quarter of 2024, partially offset by a decrease in other revenue. The increase in noninterest income in the second quarter of 2024, compared with the second quarter of 2023, was further offset by losses on the sale of investment securities in the second quarter of 2024.
Noninterest expense decreased $249 million (51.4 percent) in the second quarter and $279 million (27.9 percent) in the first six months of 2024, compared with the same periods of 2023, primarily due to synergies from the MUB acquisition and lower merger and integration charges, as well as prudent expense management and continued focus on operational efficiency, partially offset by the impact of the FDIC special assessment in the current year, higher net shared services expense and higher marketing and business development expense due to the timing of campaigns. The provision for credit losses decreased $279 million (84.8 percent) in the second quarter and $507 million (91.2 percent) in the first six months of 2024, compared with the same periods of 2023, primarily due to balance sheet repositioning and capital management actions in the prior year, along with relative stability in the economic outlook in the current year.
Income taxes are assessed to each line of business at a managerial tax rate of 25.0 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

26	U.S. Bancorp

TABLE 11	Line of Business Financial Performance

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Three Months Ended June 30 (Dollars in Millions)	2024	2023	Percent Change	2024	2023	Percent Change	2024	2023	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,906	$1,894.6%		$1,922	$2,295	(16.3)%	$673	$623	8.0%
Noninterest income	1,131	1,071	5.6	413	431	(4.2)	1,094	1,050	4.2
Total net revenue	3,037	2,965	2.4	2,335	2,726	(14.3)	1,767	1,673	5.6
Noninterest expense	1,374	1,380	(.4)	1,622	1,764	(8.0)	983	941	4.5
Income (loss) before provision and income taxes	1,663	1,585	4.9	713	962	(25.9)	784	732	7.1
Provision for credit losses	100	162	(38.3)	30	16	87.5	388	314	23.6
Income (loss) before income taxes	1,563	1,423	9.8	683	946	(27.8)	396	418	(5.3)
Income taxes and taxable-equivalent adjustment	391	356	9.8	171	237	(27.8)	99	105	(5.7)
Net income (loss)	1,172	1,067	9.8	512	709	(27.8)	297	313	(5.1)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$1,172	$1,067	9.8	$512	$709	(27.8)	$297	$313	(5.1)
Average Balance Sheet
Loans	$173,695	$178,749	(2.8)	$154,857	$167,002	(7.3)	$40,832	$37,913	7.7
Goodwill	4,824	4,651	3.7	4,326	4,530	(4.5)	3,327	3,331	(.1)
Other intangible assets	1,007	962	4.7	4,734	5,393	(12.2)	281	359	(21.7)
Assets	203,201	205,169	(1.0)	168,634	184,804	(8.7)	46,099	44,126	4.5
Noninterest-bearing deposits	57,299	73,512	(22.1)	20,900	34,120	(38.7)	2,706	3,179	(14.9)
Interest-bearing deposits	216,293	195,333	10.7	202,967	180,239	12.6	97	104	(6.7)
Total deposits	273,592	268,845	1.8	223,867	214,359	4.4	2,803	3,283	(14.6)
Total U.S. Bancorp shareholders’ equity	21,481	22,359	(3.9)	14,553	16,386	(11.2)	9,941	9,127	8.9

	Treasury and Corporate Support			Consolidated Company
Three Months Ended June 30 (Dollars in Millions)	2024	2023	Percent Change	2024	2023	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(449)	$(363)	(23.7)%	$4,052	$4,449	(8.9)%
Noninterest income	177	174	1.7	2,815	2,726	3.3
Total net revenue	(272)	(189)	(43.9)	6,867	7,175	(4.3)
Noninterest expense	235	484	(51.4)	4,214	4,569	(7.8)
Income (loss) before provision and income taxes	(507)	(673)	24.7	2,653	2,606	1.8
Provision for credit losses	50	329	(84.8)	568	821	(30.8)
Income (loss) before income taxes	(557)	(1,002)	44.4	2,085	1,785	16.8
Income taxes and taxable-equivalent adjustment	(187)	(282)	33.7	474	416	13.9
Net income (loss)	(370)	(720)	48.6	1,611	1,369	17.7
Net (income) loss attributable to noncontrolling interests	(8)	(8)	—	(8)	(8)	—
Net income (loss) attributable to U.S. Bancorp	$(378)	$(728)	48.1	$1,603	$1,361	17.8
Average Balance Sheet
Loans	$5,301	$5,153	2.9	$374,685	$388,817	(3.6)
Goodwill	—	—	—	12,477	12,512	(.3)
Other intangible assets	9	10	(10.0)	6,031	6,724	(10.3)
Assets	247,570	238,913	3.6	665,504	673,012	(1.1)
Noninterest-bearing deposits	2,513	2,947	(14.7)	83,418	113,758	(26.7)
Interest-bearing deposits	11,134	7,831	42.2	430,491	383,507	12.3
Total deposits	13,647	10,778	26.6	513,909	497,265	3.3
Total U.S. Bancorp shareholders’ equity	10,054	5,950	69.0	56,029	53,822	4.1

U.S. Bancorp	27

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Six Months Ended June 30 (Dollars in Millions)	2024	2023	Percent Change	2024	2023	Percent Change	2024	2023	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$3,810	$3,857	(1.2)%	$3,801	$4,684	(18.9)%	$1,375	$1,270	8.3%
Noninterest income	2,244	2,090	7.4	836	831.6		2,073	1,987	4.3
Total net revenue	6,054	5,947	1.8	4,637	5,515	(15.9)	3,448	3,257	5.9
Noninterest expense	2,746	2,738.3		3,224	3,496	(7.8)	1,981	1,889	4.9
Income (loss) before provision and income taxes	3,308	3,209	3.1	1,413	2,019	(30.0)	1,467	1,368	7.2
Provision for credit losses	241	135	78.5	84	23	*	747	534	39.9
Income (loss) before income taxes	3,067	3,074	(.2)	1,329	1,996	(33.4)	720	834	(13.7)
Income taxes and taxable-equivalent adjustment	767	769	(.3)	333	500	(33.4)	180	209	(13.9)
Net income (loss)	2,300	2,305	(.2)	996	1,496	(33.4)	540	625	(13.6)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$2,300	$2,305	(.2)	$996	$1,496	(33.4)	$540	$625	(13.6)
Average Balance Sheet
Loans	$172,381	$177,867	(3.1)	$154,845	$167,214	(7.4)	$40,318	$37,426	7.7
Goodwill	4,825	4,633	4.1	4,326	4,512	(4.1)	3,329	3,323.2
Other intangible assets	1,033	998	3.5	4,714	5,492	(14.2)	291	372	(21.8)
Assets	201,196	203,168	(1.0)	168,854	185,032	(8.7)	46,458	43,492	6.8
Noninterest-bearing deposits	57,939	77,816	(25.5)	21,137	37,616	(43.8)	2,749	3,181	(13.6)
Interest-bearing deposits	212,068	197,372	7.4	201,131	177,227	13.5	97	106	(8.5)
Total deposits	270,007	275,188	(1.9)	222,268	214,843	3.5	2,846	3,287	(13.4)
Total U.S. Bancorp shareholders’ equity	21,619	21,949	(1.5)	14,699	16,476	(10.8)	9,953	9,048	10.0

	Treasury and Corporate Support			Consolidated Company
Six Months Ended June 30 (Dollars in Millions)	2024	2023	Percent Change	2024	2023	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(919)	$(694)	(32.4)%	$8,067	$9,117	(11.5)%
Noninterest income	362	325	11.4	5,515	5,233	5.4
Total net revenue	(557)	(369)	(50.9)	13,582	14,350	(5.4)
Noninterest expense	722	1,001	(27.9)	8,673	9,124	(4.9)
Income (loss) before provision and income taxes	(1,279)	(1,370)	6.6	4,909	5,226	(6.1)
Provision for credit losses	49	556	(91.2)	1,121	1,248	(10.2)
Income (loss) before income taxes	(1,328)	(1,926)	31.0	3,788	3,978	(4.8)
Income taxes and taxable-equivalent adjustment	(429)	(573)	25.1	851	905	(6.0)
Net income (loss)	(899)	(1,353)	33.6	2,937	3,073	(4.4)
Net (income) loss attributable to noncontrolling interests	(15)	(14)	(7.1)	(15)	(14)	(7.1)
Net income (loss) attributable to U.S. Bancorp	$(914)	$(1,367)	33.1	$2,922	$3,059	(4.5)
Average Balance Sheet
Loans	$5,334	$5,282	1.0	$372,878	$387,789	(3.8)
Goodwill	—	—	—	12,480	12,468.1
Other intangible assets	10	23	(56.5)	6,048	6,885	(12.2)
Assets	243,199	237,559	2.4	659,707	669,251	(1.4)
Noninterest-bearing deposits	2,277	3,092	(26.4)	84,102	121,705	(30.9)
Interest-bearing deposits	11,087	7,348	50.9	424,383	382,053	11.1
Total deposits	13,364	10,440	28.0	508,485	503,758.9
Total U.S. Bancorp shareholders’ equity	9,578	5,775	65.9	55,849	53,248	4.9
*Not meaningful

28	U.S. Bancorp

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
These capital measures are viewed by management as useful additional methods of evaluating the Company’s utilization of its capital held and the level of capital available to withstand unexpected negative market or economic conditions. Additionally, presentation of these measures allows investors, analysts and banking regulators to assess the Company’s capital position relative to other financial services companies. These capital measures are not defined in generally accepted accounting principles (“GAAP”), or are not currently effective or defined in banking regulations. In addition, certain of these measures differ from currently effective capital ratios defined by banking regulations principally in that the currently effective ratios, which are subject to certain transitional provisions, temporarily exclude the full impact of the 2020 adoption of accounting guidance related to impairment of financial instruments based on the CECL methodology. As a result, these capital measures disclosed by the Company may be considered non-GAAP financial measures. Management believes this information helps investors assess trends in the Company’s capital adequacy.
The Company also discloses net interest income and related ratios and analysis on a taxable-equivalent basis, which may also be considered non-GAAP financial measures. The Company believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison of net interest income arising from taxable and tax-exempt sources. In addition, certain performance measures utilize net interest income on a taxable-equivalent basis, including the efficiency ratio and net interest margin.
There may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider the consolidated financial statements and other financial information contained in this report in their entirety, and not to rely on any single financial measure.
The following tables show the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	June 30, 2024	December 31, 2023
Total equity	$56,885	$55,771
Preferred stock	(6,808)	(6,808)
Noncontrolling interests	(465)	(465)
Goodwill (net of deferred tax liability)(a)	(11,449)	(11,480)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(2,047)	(2,278)
Tangible common equity(1)	36,116	34,740

Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation	46,239	44,947
Adjustments(b)	(433)	(866)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology(2)	45,806	44,081

Total assets	680,058	663,491
Goodwill (net of deferred tax liability)(a)	(11,449)	(11,480)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(2,047)	(2,278)
Tangible assets(3)	666,562	649,733

Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company(4)	449,111	453,390
Adjustments(c)	(368)	(736)
Risk-weighted assets, reflecting the full implementation of the CECL methodology(5)	448,743	452,654
Ratios
Tangible common equity to tangible assets(1)/(3)	5.4%	5.3%
Tangible common equity to risk-weighted assets(1)/(4)	8.0	7.7
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology(2)/(5)	10.2	9.7
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(b)Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(c)Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.

U.S. Bancorp	29

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2024	2023	2024	2023
Net interest income	$4,023	$4,415	$8,008	$9,049
Taxable-equivalent adjustment(a)	29	34	59	68
Net interest income, on a taxable-equivalent basis	4,052	4,449	8,067	9,117

Net interest income, on a taxable-equivalent basis (as calculated above)	4,052	4,449	8,067	9,117
Noninterest income	2,815	2,726	5,515	5,233
Less: Securities gains (losses), net	(36)	3	(34)	(29)
Total net revenue, excluding net securities gains (losses)(1)	6,903	7,172	13,616	14,379

Noninterest expense(2)	4,214	4,569	8,673	9,124

Efficiency ratio(1)/(2)	61.0%	63.7%	63.7%	63.5%
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

30	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$65,832	$61,192
Investment securities
Held-to-maturity (fair value $69,311 and $74,088, respectively)	81,486	84,045
Available-for-sale ($290 and $338 pledged as collateral, respectively)(a)	79,799	69,706
Loans held for sale (including $2,550 and $2,011 of mortgage loans carried at fair value, respectively)	2,582	2,201
Loans
Commercial	135,248	131,881
Commercial real estate	51,887	53,455
Residential mortgages	117,147	115,530
Credit card	28,715	28,560
Other retail	43,136	44,409
Total loans	376,133	373,835
Less allowance for loan losses	(7,549)	(7,379)
Net loans	368,584	366,456
Premises and equipment	3,570	3,623
Goodwill	12,476	12,489
Other intangible assets	5,757	6,084
Other assets (including $5,554 and $3,548 of trading securities at fair value pledged as collateral, respectively)(a)	59,972	57,695
Total assets	$680,058	$663,491

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$86,756	$89,989
Interest-bearing (including $6,089 and $2,818 of time deposits carried at fair value, respectively)	437,029	422,323
Total deposits	523,785	512,312
Short-term borrowings	16,557	15,279
Long-term debt	52,720	51,480
Other liabilities	30,111	28,649
Total liabilities	623,173	607,720
Shareholders’ equity
Preferred stock	6,808	6,808
Common stock, $.01 par value per share, authorized: 4,000,000,000 shares; issued: 6/30/24 and 12/31/23—2,125,725,742 shares	21	21
Capital surplus	8,688	8,673
Retained earnings	75,231	74,026
Less cost of common stock in treasury: 6/30/24—565,238,392 shares; 12/31/23—567,732,687 shares	(24,020)	(24,126)
Accumulated other comprehensive income (loss)	(10,308)	(10,096)
Total U.S. Bancorp shareholders’ equity	56,420	55,306
Noncontrolling interests	465	465
Total equity	56,885	55,771
Total liabilities and equity	$680,058	$663,491
(a)Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Interest Income
Loans	$5,761	$5,605	$11,473	$10,882
Loans held for sale	41	38	78	69
Investment securities	1,294	1,077	2,469	2,151
Other interest income	889	806	1,729	1,388
Total interest income	7,985	7,526	15,749	14,490
Interest Expense
Deposits	3,028	1,939	5,912	3,444
Short-term borrowings	296	740	566	1,189
Long-term debt	638	432	1,263	808
Total interest expense	3,962	3,111	7,741	5,441
Net interest income	4,023	4,415	8,008	9,049
Provision for credit losses	568	821	1,121	1,248
Net interest income after provision for credit losses	3,455	3,594	6,887	7,801
Noninterest Income
Card revenue	428	422	820	782
Corporate payment products revenue	195	190	379	379
Merchant processing services	454	436	855	823
Trust and investment management fees	649	621	1,290	1,211
Service charges	322	324	637	648
Commercial products revenue	374	358	762	692
Mortgage banking revenue	190	131	356	259
Investment products fees	82	68	159	136
Securities gains (losses), net	(36)	3	(34)	(29)
Other	157	173	291	332
Total noninterest income	2,815	2,726	5,515	5,233
Noninterest Expense
Compensation and employee benefits	2,619	2,646	5,310	5,292
Net occupancy and equipment	316	316	612	637
Professional services	116	141	226	275
Marketing and business development	158	122	294	244
Technology and communications	509	522	1,016	1,025
Other intangibles	142	159	288	319
Merger and integration charges	—	310	155	554
Other	354	353	772	778
Total noninterest expense	4,214	4,569	8,673	9,124
Income before income taxes	2,056	1,751	3,729	3,910
Applicable income taxes	445	382	792	837
Net income	1,611	1,369	2,937	3,073
Net (income) loss attributable to noncontrolling interests	(8)	(8)	(15)	(14)
Net income attributable to U.S. Bancorp	$1,603	$1,361	$2,922	$3,059
Net income applicable to U.S. Bancorp common shareholders	$1,518	$1,281	$2,727	$2,873
Earnings per common share	$.97	$.84	$1.75	$1.87
Diluted earnings per common share	$.97	$.84	$1.75	$1.87
Average common shares outstanding	1,560	1,533	1,560	1,532
Average diluted common shares outstanding	1,561	1,533	1,560	1,533
See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net income	$1,611	$1,369	$2,937	$3,073
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	(78)	(460)	(249)	845
Changes in unrealized gains (losses) on derivative hedges	(109)	(465)	(452)	(261)
Foreign currency translation	(2)	19	4	18
Changes in unrealized gains (losses) on retirement plans	—	—	—	1
Reclassification to earnings of realized (gains) losses	247	147	408	305
Income taxes related to other comprehensive income (loss)	(13)	194	77	(219)
Total other comprehensive income (loss)	45	(565)	(212)	689
Comprehensive income (loss)	1,656	804	2,725	3,762
Comprehensive (income) loss attributable to noncontrolling interests	(8)	(8)	(15)	(14)
Comprehensive income (loss) attributable to U.S. Bancorp	$1,648	$796	$2,710	$3,748
See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance March 31, 2023	1,533	$6,808	$21	$8,699	$72,807	$(25,193)	$(10,153)	$52,989	$465	$53,454
Net income (loss)					1,361			1,361	8	1,369
Other comprehensive income (loss)							(565)	(565)		(565)
Preferred stock dividends(a)					(73)			(73)		(73)
Common stock dividends ($.48 per share)					(740)			(740)		(740)
Issuance of common and treasury stock				(2)		4		2		2
Distributions to noncontrolling interests								—	(7)	(7)
Net other changes in noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				45				45		45
Balance June 30, 2023	1,533	$6,808	$21	$8,742	$73,355	$(25,189)	$(10,718)	$53,019	$465	$53,484
Balance March 31, 2024	1,560	$6,808	$21	$8,642	$74,473	$(24,023)	$(10,353)	$55,568	$465	$56,033
Net income (loss)					1,603			1,603	8	1,611
Other comprehensive income (loss)							45	45		45
Preferred stock dividends(b)					(75)			(75)		(75)
Common stock dividends ($.49 per share)					(770)			(770)		(770)
Issuance of common and treasury stock				(3)		4		1		1
Purchase of treasury stock						(1)		(1)		(1)
Distributions to noncontrolling interests								—	(8)	(8)
Stock option and restricted stock grants				49				49		49
Balance June 30, 2024	1,560	$6,808	$21	$8,688	$75,231	$(24,020)	$(10,308)	$56,420	$465	$56,885
Balance December 31, 2022	1,531	$6,808	$21	$8,712	$71,901	$(25,269)	$(11,407)	$50,766	$466	$51,232
Change in accounting principle(c)					46			46		46
Net income (loss)					3,059			3,059	14	3,073
Other comprehensive income (loss)							689	689		689
Preferred stock dividends(d)					(171)			(171)		(171)
Common stock dividends ($.96 per share)					(1,480)			(1,480)		(1,480)
Issuance of common and treasury stock	3			(116)		124		8		8
Purchase of treasury stock	(1)					(44)		(44)		(44)
Distributions to noncontrolling interests								—	(14)	(14)
Net other changes in noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				146				146		146
Balance June 30, 2023	1,533	$6,808	$21	$8,742	$73,355	$(25,189)	$(10,718)	$53,019	$465	$53,484
Balance December 31, 2023	1,558	$6,808	$21	$8,673	$74,026	$(24,126)	$(10,096)	$55,306	$465	$55,771
Net income (loss)					2,922			2,922	15	2,937
Other comprehensive income (loss)							(212)	(212)		(212)
Preferred stock dividends(e)					(177)			(177)		(177)
Common stock dividends ($.98 per share)					(1,540)			(1,540)		(1,540)
Issuance of common and treasury stock	3			(142)		156		14		14
Purchase of treasury stock	(1)					(50)		(50)		(50)
Distributions to noncontrolling interests								—	(15)	(15)
Stock option and restricted stock grants				157				157		157
Balance June 30, 2024	1,560	$6,808	$21	$8,688	$75,231	$(24,020)	$(10,308)	$56,420	$465	$56,885
(a)Reflects dividends declared per share on the Company’s Series A, Series B, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,587.52, $370.338, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
(b)Reflects dividends declared per share on the Company’s Series A, Series B, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,670.904, $391.184, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
(c)Effective January 1, 2023, the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings. Upon adoption, the Company reduced its allowance for credit losses and increased retained earnings net of deferred taxes through a cumulative-effect adjustment.
(d)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $3,049.948, $709.695, $662.50, $687.50, $468.75, $500.00, $462.50 and $562.50, respectively.
(e)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $3,338.125, $781.448, $662.50, $687.50, $468.750, $500.00, $462.50 and $562.50, respectively.
See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Six Months Ended June 30
	2024	2023
Operating Activities
Net income attributable to U.S. Bancorp	$2,922	$3,059
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,121	1,248
Depreciation and amortization of premises and equipment	182	193
Amortization of intangibles	288	319
(Gain) loss on sale of loans held for sale	(71)	18
(Gain) loss on sale of securities and other assets	15	24
Loans originated for sale, net of repayments	(10,725)	(14,639)
Proceeds from sales of loans held for sale	10,069	14,244
Other, net	1,734	(308)
Net cash provided by operating activities	5,535	4,158
Investing Activities
Proceeds from sales of available-for-sale investment securities	648	8,135
Proceeds from maturities of held-to-maturity investment securities	2,973	2,995
Proceeds from maturities of available-for-sale investment securities	2,949	3,048
Purchases of held-to-maturity investment securities	(156)	(924)
Purchases of available-for-sale investment securities	(14,085)	(2,790)
Net increase in loans outstanding	(3,063)	(613)
Proceeds from sales of loans	248	5,105
Purchases of loans	(567)	(608)
Net increase in securities purchased under agreements to resell	(1,842)	(1,443)
Other, net	(386)	(1,416)
Net cash (used in) provided by investing activities	(13,281)	11,489
Financing Activities
Net increase (decrease) in deposits	11,473	(3,002)
Net increase in short-term borrowings	1,278	551
Proceeds from issuance of long-term debt	4,947	7,230
Principal payments or redemption of long-term debt	(3,552)	(1,644)
Proceeds from issuance of common stock	14	6
Repurchase of common stock	(50)	(44)
Cash dividends paid on preferred stock	(178)	(165)
Cash dividends paid on common stock	(1,539)	(1,479)
Other, net	(7)	—
Net cash provided by financing activities	12,386	1,453
Change in cash and due from banks	4,640	17,100
Cash and due from banks at beginning of period	61,192	53,542
Cash and due from banks at end of period	$65,832	$70,642
See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1	Basis of Presentation
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
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	June 30, 2024				December 31, 2023
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Treasury and agencies	$1,296	$—	$(40)	$1,256	$1,345	$—	$(35)	$1,310
Mortgage-backed securities
Residential agency	78,327	—	(12,105)	66,222	80,997	6	(9,929)	71,074
Commercial agency	1,700	—	(30)	1,670	1,695	6	(5)	1,696
Other	163	—	—	163	8	—	—	8
Total held-to-maturity	$81,486	$—	$(12,175)	$69,311	$84,045	$12	$(9,969)	$74,088
Available-for-Sale
U.S. Treasury and agencies	$30,251	$4	$(2,205)	$28,050	$21,768	$8	$(2,234)	$19,542
Mortgage-backed securities
Residential agency	30,254	67	(2,364)	27,957	28,185	104	(2,211)	26,078
Commercial
Agency	8,689	—	(1,415)	7,274	8,703	—	(1,360)	7,343
Non-agency	7	—	—	7	7	—	(1)	6
Asset-backed securities	6,595	13	(26)	6,582	6,713	25	(14)	6,724
Obligations of state and political subdivisions	10,808	18	(1,142)	9,684	10,867	36	(914)	9,989
Other	245	—	—	245	24	—	—	24
Total available-for-sale, excluding portfolio level basis adjustments	86,849	102	(7,152)	79,799	76,267	173	(6,734)	69,706
Portfolio level basis adjustments(a)	60	—	(60)	—	335	—	(335)	—
Total available-for-sale	$86,909	$102	$(7,212)	$79,799	$76,602	$173	$(7,069)	$69,706
(a)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale investment securities, which are not allocated to individual securities in the portfolio. For additional information, refer to Note 12.
Investment securities with a fair value of $21.4 billion at June 30, 2024, and $20.5 billion at December 31, 2023, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $290 million at June 30, 2024, and $338 million at December 31, 2023.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2024	2023	2024	2023
Taxable	$1,218	$999	$2,317	$1,993
Non-taxable	76	78	152	158
Total interest income from investment securities	$1,294	$1,077	$2,469	$2,151

U.S. Bancorp	37

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2024	2023	2024	2023
Realized gains	$—	$5	$3	$65
Realized losses	(36)	(2)	(37)	(94)
Net realized gains (losses)	$(36)	$3	$(34)	$(29)
Income tax (benefit) on net realized gains (losses)	$(9)	$1	$(8)	$(7)
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at June 30, 2024 and December 31, 2023.
At June 30, 2024, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses excluding portfolio level basis adjustments and fair value of the Company’s available-for-sale investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2024:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$7,891	$(13)	$17,447	$(2,192)	$25,338	$(2,205)
Mortgage-backed securities
Residential agency	1,891	(16)	19,724	(2,348)	21,615	(2,364)
Commercial
Agency	—	—	7,274	(1,415)	7,274	(1,415)
Non-agency	—	—	7	—	7	—
Asset-backed securities	2,897	(8)	1,560	(18)	4,457	(26)
Obligations of state and political subdivisions	1,540	(18)	7,706	(1,124)	9,246	(1,142)
Other	134	—	4	—	138	—
Total investment securities	$14,353	$(55)	$53,722	$(7,097)	$68,075	$(7,152)
These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2024, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the six months ended June 30, 2024 and 2023, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
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

38	U.S. Bancorp

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at June 30, 2024:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted-Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies
Maturing in one year or less	$650	$637	0.9	2.71%
Maturing after one year through five years	646	619	2.8	3.00
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$1,296	$1,256	1.9	2.85%
Mortgage-backed securities(a)
Maturing in one year or less	$28	$27	0.7	4.44%
Maturing after one year through five years	1,507	1,488	3.0	4.54
Maturing after five years through ten years	73,202	62,203	8.9	2.16
Maturing after ten years	5,290	4,174	10.2	1.89
Total	$80,027	$67,892	8.9	2.19%
Other
Maturing in one year or less	$16	$16	0.8	3.24%
Maturing after one year through five years	147	147	2.9	2.82
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$163	$163	2.7	2.86%
Total held-to-maturity(b)	$81,486	$69,311	8.8	2.20%
Available-for-Sale
U.S. Treasury and agencies
Maturing in one year or less	$435	$431	0.7	3.98%
Maturing after one year through five years	12,962	12,318	3.6	2.93
Maturing after five years through ten years	16,077	14,721	6.8	3.08
Maturing after ten years	777	580	11.0	1.92
Total	$30,251	$28,050	5.4	3.00%
Mortgage-backed securities(a)
Maturing in one year or less	$99	$96	0.7	1.83%
Maturing after one year through five years	8,252	7,787	3.4	3.22
Maturing after five years through ten years	29,495	26,425	7.4	3.53
Maturing after ten years	1,104	930	10.8	3.40
Total	$38,950	$35,238	6.6	3.46%
Asset-backed securities(a)
Maturing in one year or less	$8	$9	0.6	7.55%
Maturing after one year through five years	4,601	4,582	1.7	4.96
Maturing after five years through ten years	1,986	1,991	5.9	6.66
Maturing after ten years	—	—	—	—
Total	$6,595	$6,582	2.9	5.48%
Obligations of state and political subdivisions(c)(d)
Maturing in one year or less	$165	$165	0.3	5.11%
Maturing after one year through five years	2,080	2,064	2.8	4.74
Maturing after five years through ten years	1,560	1,480	7.3	3.79
Maturing after ten years	7,003	5,975	15.2	3.41
Total	$10,808	$9,684	11.5	3.74%
Other
Maturing in one year or less	$4	$4	0.9	1.89%
Maturing after one year through five years	241	241	2.0	5.00
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$245	$245	2.0	4.95%
Total available-for-sale(b)(f)	$86,849	$79,799	6.5	3.49%
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
(f)Amortized cost excludes portfolio level basis adjustments of $60 million.

U.S. Bancorp	39

NOTE 4	Loans and Allowance for Credit Losses
The composition of the loan portfolio, by class and underlying specific portfolio type, was as follows:

	June 30, 2024		December 31, 2023
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$131,043	34.9%	$127,676	34.2%
Lease financing	4,205	1.1	4,205	1.1
Total commercial	135,248	36.0	131,881	35.3
Commercial Real Estate
Commercial mortgages	40,844	10.9	41,934	11.2
Construction and development	11,043	2.9	11,521	3.1
Total commercial real estate	51,887	13.8	53,455	14.3
Residential Mortgages
Residential mortgages	110,680	29.4	108,605	29.0
Home equity loans, first liens	6,467	1.7	6,925	1.9
Total residential mortgages	117,147	31.1	115,530	30.9
Credit Card	28,715	7.6	28,560	7.6
Other Retail
Retail leasing	4,178	1.1	4,135	1.1
Home equity and second mortgages	13,180	3.5	13,056	3.5
Revolving credit	3,597	1.0	3,668	1.0
Installment	14,169	3.8	13,889	3.7
Automobile	8,012	2.1	9,661	2.6
Total other retail	43,136	11.5	44,409	11.9
Total loans	$376,133	100.0%	$373,835	100.0%
The Company had loans of $125.5 billion at June 30, 2024, and $123.1 billion at December 31, 2023, pledged at the Federal Home Loan Bank, and loans of $83.2 billion at June 30, 2024, and $82.8 billion at December 31, 2023, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. Net unearned interest and deferred fees and costs on originated loans and unamortized premiums and discounts on purchased loans amounted to $2.7 billion at June 30, 2024 and December 31, 2023. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased credit deteriorated loans.
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

40	U.S. Bancorp

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

U.S. Bancorp	41

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2024
Balance at beginning of period	$2,159	$1,629	$843	$2,425	$848	$7,904
Add
Provision for credit losses	164	3	(11)	388	24	568
Deduct
Loans charged-off	180	38	3	358	73	652
Less recoveries of loans charged-off	(37)	(2)	(7)	(43)	(25)	(114)
Net loan charge-offs (recoveries)	143	36	(4)	315	48	538
Balance at end of period	$2,180	$1,596	$836	$2,498	$824	$7,934
2023
Balance at beginning of period	$2,180	$1,359	$947	$2,112	$925	$7,523
Add
Provision for credit losses	119	140	66	272	224	821
Deduct
Loans charged-off	110	31	121	242	251	755
Less recoveries of loans charged-off	(20)	(5)	(7)	(43)	(31)	(106)
Net loan charge-offs (recoveries)	90	26	114	199	220	649
Balance at end of period	$2,209	$1,473	$899	$2,185	$929	$7,695
Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2024
Balance at beginning of period	$2,119	$1,620	$827	$2,403	$870	$7,839
Add
Provision for credit losses	320	33	5	706	57	1,121
Deduct
Loans charged-off	319	72	7	695	154	1,247
Less recoveries of loans charged-off	(60)	(15)	(11)	(84)	(51)	(221)
Net loan charge-offs (recoveries)	259	57	(4)	611	103	1,026
Balance at end of period	$2,180	$1,596	$836	$2,498	$824	$7,934
2023
Balance at beginning of period	$2,163	$1,325	$926	$2,020	$970	$7,404
Add
Change in accounting principle(a)	—	—	(31)	(27)	(4)	(62)
Allowance for acquired credit losses(b)	—	127	—	—	—	127
Provision for credit losses	183	164	117	566	218	1,248
Deduct
Loans charged-off	173	154	125	457	315	1,224
Less recoveries of loans charged-off	(36)	(11)	(12)	(83)	(60)	(202)
Net loan charge-offs (recoveries)	137	143	113	374	255	1,022
Balance at end of period	$2,209	$1,473	$899	$2,185	$929	$7,695
(a)Effective January 1, 2023, the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings.
(b)Represents allowance for acquired credit deteriorated and charged-off loans.
The increase in the allowance for credit losses at June 30, 2024, compared with December 31, 2023, was primarily driven by credit migration in consumer and small business cards and portfolio growth.

42	U.S. Bancorp

The following table provides a summary of loans charged-off by portfolio class and year of origination:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages(b)	Credit Card(c)	Other Retail(d)	Total Loans
2024
Originated in 2024	$3	$36	$—	$—	$—	$39
Originated in 2023	26	2	—	—	11	39
Originated in 2022	66	—	1	—	14	81
Originated in 2021	7	—	—	—	10	17
Originated in 2020	2	—	—	—	5	7
Originated prior to 2020	11	—	2	—	8	21
Revolving	65	—	—	358	25	448
Total charge-offs	$180	$38	$3	$358	$73	$652

2023
Originated in 2023	$7	$—	$—	$—	$46	$53
Originated in 2022	34	—	—	—	89	123
Originated in 2021	4	17	5	—	46	72
Originated in 2020	6	—	8	—	19	33
Originated in 2019	2	—	15	—	13	30
Originated prior to 2019	17	14	93	—	5	129
Revolving	40	—	—	242	5	287
Revolving converted to term	—	—	—	—	28	28
Total charge-offs	$110	$31	$121	$242	$251	$755
Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate(a)	Residential Mortgages(b)	Credit Card(c)	Other Retail(d)	Total Loans
2024
Originated in 2024	$3	$41	$—	$—	$2	$46
Originated in 2023	52	6	—	—	21	79
Originated in 2022	84	24	1	—	28	137
Originated in 2021	15	—	—	—	21	36
Originated in 2020	6	—	—	—	13	19
Originated prior to 2020	21	1	6	—	19	47
Revolving	138	—	—	695	50	883
Total charge-offs	$319	$72	$7	$695	$154	$1,247

2023
Originated in 2023	$7	$—	$—	$—	$46	$53
Originated in 2022	40	88	—	—	99	227
Originated in 2021	8	17	5	—	57	87
Originated in 2020	10	—	8	—	25	43
Originated in 2019	7	3	16	—	20	46
Originated prior to 2019	28	46	96	—	13	183
Revolving	73	—	—	457	27	557
Revolving converted to term	—	—	—	—	28	28
Total charge-offs	$173	$154	$125	$457	$315	$1,224
Note: Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended. Predominantly all current year and near term loan origination years for gross charge-offs relate to existing loans that have had recent maturity date, pricing or commitment amount amendments.
(a)Includes $91 million of charge-offs in the first quarter of 2023 related to uncollectible amounts on acquired loans.
(b)Includes $117 million of charge-offs related to balance sheet repositioning and capital management actions taken in the second quarter of 2023.
(c)Predominantly all credit card loans are considered revolving loans. Includes an immaterial amount of charge-offs related to revolving converted to term loans.
(d)Includes $192 million of charge-offs related to balance sheet repositioning and capital management actions taken in the second quarter of 2023.
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

U.S. Bancorp	43

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
For all loan classes, interest payments received on nonaccrual loans are generally recorded as a reduction to a loan’s carrying amount while a loan is on nonaccrual and are recognized as interest income upon payoff of the loan. However, interest income may be recognized for interest payments received if the remaining carrying amount of the loan is believed to be collectible. In certain circumstances, loans in any class may be restored to accrual status, such as when a loan has demonstrated sustained repayment performance or no amounts are past due and prospects for future payment are no longer in doubt, or when the loan becomes well secured and is in the process of collection. Loans where there has been a partial charge-off may be returned to accrual status if all principal and interest (including amounts previously charged-off) is expected to be collected and the loan is current.
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming(b)	Total
June 30, 2024
Commercial	$134,317	$288	$87	$556	$135,248
Commercial real estate	50,897	22	9	959	51,887
Residential mortgages(a)	116,681	142	170	154	117,147
Credit card	27,957	384	374	—	28,715
Other retail	42,700	234	61	141	43,136
Total loans	$372,552	$1,070	$701	$1,810	$376,133
December 31, 2023
Commercial	$130,925	$464	$116	$376	$131,881
Commercial real estate	52,619	55	4	777	53,455
Residential mortgages(a)	115,067	169	136	158	115,530
Credit card	27,779	406	375	—	28,560
Other retail	43,926	278	67	138	44,409
Total loans	$370,316	$1,372	$698	$1,449	$373,835
(a)At June 30, 2024, $561 million of loans 30–89 days past due and $1.7 billion of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $595 million and $2.0 billion at December 31, 2023, respectively.
(b)Substantially all nonperforming loans at June 30, 2024 and December 31, 2023, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $6 million and $3 million for the three months ended June 30, 2024 and 2023, respectively, and $11 million and $7 million for the six months ended June 30, 2024 and 2023, respectively .

44	U.S. Bancorp

At June 30, 2024, the amount of foreclosed residential real estate held by the Company, and included in OREO, was $23 million, compared with $26 million at December 31, 2023. These amounts excluded $49 million and $47 million at June 30, 2024 and December 31, 2023, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at June 30, 2024 and December 31, 2023, was $605 million and $728 million, respectively, of which $379 million and $487 million, respectively, related to loans purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

U.S. Bancorp	45

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	June 30, 2024					December 31, 2023
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified(a)	Total Criticized	Total	Pass	Special Mention	Classified(a)	Total Criticized	Total
Commercial
Originated in 2024	$27,054	$272	$496	$768	$27,822	$—	$—	$—	$—	$—
Originated in 2023	30,508	349	894	1,243	31,751	43,023	827	856	1,683	44,706
Originated in 2022	29,451	274	970	1,244	30,695	40,076	274	632	906	40,982
Originated in 2021	6,738	143	116	259	6,997	9,219	117	154	271	9,490
Originated in 2020	2,843	61	102	163	3,006	3,169	92	71	163	3,332
Originated prior to 2020	4,948	9	98	107	5,055	5,303	30	209	239	5,542
Revolving(b)	28,585	279	1,058	1,337	29,922	26,213	362	1,254	1,616	27,829
Total commercial	130,127	1,387	3,734	5,121	135,248	127,003	1,702	3,176	4,878	131,881
Commercial real estate
Originated in 2024	4,385	194	912	1,106	5,491	—	—	—	—	—
Originated in 2023	6,788	160	1,566	1,726	8,514	8,848	465	2,206	2,671	11,519
Originated in 2022	10,515	736	1,303	2,039	12,554	11,831	382	1,141	1,523	13,354
Originated in 2021	7,919	377	626	1,003	8,922	9,235	500	385	885	10,120
Originated in 2020	3,218	44	144	188	3,406	3,797	51	87	138	3,935
Originated prior to 2020	9,550	93	923	1,016	10,566	10,759	458	619	1,077	11,836
Revolving	2,365	11	58	69	2,434	2,613	6	70	76	2,689
Revolving converted to term	—	—	—	—	—	2	—	—	—	2
Total commercial real estate	44,740	1,615	5,532	7,147	51,887	47,085	1,862	4,508	6,370	53,455
Residential mortgages(c)
Originated in 2024	5,067	—	1	1	5,068	—	—	—	—	—
Originated in 2023	9,343	—	9	9	9,352	9,734	—	5	5	9,739
Originated in 2022	28,891	—	24	24	28,915	29,146	—	17	17	29,163
Originated in 2021	35,541	—	25	25	35,566	36,365	—	16	16	36,381
Originated in 2020	14,245	—	12	12	14,257	14,773	—	9	9	14,782
Originated prior to 2020	23,731	—	258	258	23,989	25,202	—	262	262	25,464
Revolving	—	—	—	—	—	1	—	—	—	1
Total residential mortgages	116,818	—	329	329	117,147	115,221	—	309	309	115,530
Credit card(d)	28,341	—	374	374	28,715	28,185	—	375	375	28,560
Other retail
Originated in 2024	4,046	—	2	2	4,048	—	—	—	—	—
Originated in 2023	4,554	—	6	6	4,560	5,184	—	4	4	5,188
Originated in 2022	4,830	—	11	11	4,841	5,607	—	12	12	5,619
Originated in 2021	8,396	—	14	14	8,410	10,398	—	15	15	10,413
Originated in 2020	3,434	—	7	7	3,441	4,541	—	9	9	4,550
Originated prior to 2020	3,339	2	16	18	3,357	4,008	—	20	20	4,028
Revolving	13,600	—	107	107	13,707	13,720	—	104	104	13,824
Revolving converted to term	725	—	47	47	772	735	—	52	52	787
Total other retail	42,924	2	210	212	43,136	44,193	—	216	216	44,409
Total loans	$362,950	$3,004	$10,179	$13,183	$376,133	$361,687	$3,564	$8,584	$12,148	$373,835
Total outstanding commitments	$764,699	$4,690	$12,170	$16,860	$781,559	$762,869	$5,053	$10,470	$15,523	$778,392
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
(c)At June 30, 2024, $1.7 billion of GNMA loans 90 days or more past due and $1.5 billion of modified GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $2.0 billion and $1.2 billion at December 31, 2023, respectively.
(d)Predominately all credit card loans are considered revolving loans. Includes an immaterial amount of revolving converted to term loans.

Loan Modifications In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. The Company

46	U.S. Bancorp

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
The following table provides a summary of period-end balances of loans modified during the periods presented, by portfolio class and modification granted:

Three Months Ended June 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2024
Commercial	$23	$—	$253	$—	$276.2%
Commercial real estate	78	—	391	7	476.9
Residential mortgages(b)	—	9	7	6	22	—
Credit card	116	—	—	—	116.4
Other retail	2	—	33	1	36.1
Total loans, excluding loans purchased from GNMA mortgage pools	219	9	684	14	926.2
Loans purchased from GNMA mortgage pools(b)	—	474	109	122	705.6
Total loans	$219	$483	$793	$136	$1,631.4%
2023
Commercial	$13	$—	$136	$—	$149.1%
Commercial real estate	—	—	101	—	101.2
Residential mortgages(b)	—	79	6	4	89.1
Credit card	91	—	—	—	91.3
Other retail	2	14	39	1	56.1
Total loans, excluding loans purchased from GNMA mortgage pools	106	93	282	5	486.1
Loans purchased from GNMA mortgage pools(b)	—	453	86	98	637.6
Total loans	$106	$546	$368	$103	$1,123.3%
Six Months Ended June 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2024
Commercial	$44	$—	$452	$—	$496.4%
Commercial real estate	78	—	629	7	714	1.4
Residential mortgages(b)	—	28	12	9	49	—
Credit card	228	—	—	—	228.8
Other retail	4	1	69	1	75.2
Total loans, excluding loans purchased from GNMA mortgage pools	354	29	1,162	17	1,562.4
Loans purchased from GNMA mortgage pools(b)	1	908	173	204	1,286	1.1
Total loans	$355	$937	$1,335	$221	$2,848.8%
2023
Commercial	$159	$—	$159	$—	$318.2%
Commercial real estate	—	—	109	—	109.2
Residential mortgages(b)	—	202	15	16	233.2
Credit card	174	—	—	—	174.7
Other retail	4	18	81	3	106.2
Total loans, excluding loans purchased from GNMA mortgage pools	337	220	364	19	940.2
Loans purchased from GNMA mortgage pools(b)	—	649	147	143	939.8
Total loans	$337	$869	$511	$162	$1,879.5%
(a)Includes $111 million of total loans receiving a payment delay and term extension, $17 million of total loans receiving an interest rate reduction and term extension and $8 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended June 30, 2024, compared with $100 million, $2 million and $1 million for the three months ended June 30, 2023, respectively. Includes $189 million of total loans receiving a payment delay and term extension, $20 million of total loans receiving an interest rate reduction and term extension and $12 million of total loans receiving an interest rate reduction, payment delay and term extension for the six months ended June 30, 2024, compared with $151 million, $5 million and $6 million for the six months ended June 30, 2023, respectively.
(b)Percent of class total amounts expressed as a percent of total residential mortgage loan balances.
Loan modifications included in the table above exclude trial period arrangements offered to customers and secured loans to consumer borrowers that have had debt discharged through bankruptcy where the borrower has not reaffirmed the debt during the periods presented. At June 30, 2024 the balance of loans modified in trial period arrangements was $43 million, while the balance of secured loans to consumer borrowers that have had debt discharged through bankruptcy was not material.

U.S. Bancorp	47

The following table summarizes the effects of loan modifications made to borrowers on loans modified:

Three Months Ended June 30	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2024
Commercial(a)	20.6%	5
Commercial real estate	2.2	8
Residential mortgages	.5	86
Credit card	16.3	—
Other retail	7.6	5
Loans purchased from GNMA mortgage pools	.5	119
2023
Commercial	21.3%	8
Commercial real estate	—	10
Residential mortgages	1.4	89
Credit card	16.4	—
Other retail	8.6	108
Loans purchased from GNMA mortgage pools	.7	87
Six Months Ended June 30	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2024
Commercial(a)	20.0%	7
Commercial real estate	2.2	9
Residential mortgages	.7	85
Credit card	16.3	—
Other retail	8.4	4
Loans purchased from GNMA mortgage pools	.5	116
2023
Commercial	3.3%	7
Commercial real estate	—	10
Residential mortgages	1.4	111
Credit card	16.2	—
Other retail	7.3	134
Loans purchased from GNMA mortgage pools	.7	79
Note: The weighted-average payment deferral for all portfolio classes was less than $1 million for the three and six months ended June 30, 2024 and 2023. Forbearance payments are required to be paid at the end of the original term loan.
(a)The weighted-average interest rate reduction for commercial loans for the three and six months ended June 30, 2024, was primarily driven by commercial cards.
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
Modifications for the consumer lending segment are generally part of programs the Company has initiated. The Company modifies residential mortgage loans under Federal Housing Administration, United States Department of Veterans Affairs, or its own internal programs. Under these programs, the Company offers qualifying homeowners the opportunity to permanently modify their loan and achieve more affordable monthly payments. These modifications may include adjustments to interest rates, conversion of adjustable rates to fixed rates, extension of maturity dates or deferrals of payments, capitalization of accrued interest and/or outstanding advances, or in limited situations, partial forgiveness of loan principal. In some instances, participation in residential mortgage loan modification programs requires the customer to complete a short-term trial period. A permanent loan modification is contingent on the customer successfully completing the trial period arrangement, and the loan documents are not modified until that time.

48	U.S. Bancorp

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
The following table provides a summary of loan balances at June 30, 2024, which were modified during the prior twelve months, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial	$628	$17	$117	$762
Commercial real estate	847	—	419	1,266
Residential mortgages(a)	1,585	6	13	1,604
Credit card	293	64	34	391
Other retail	122	17	6	145
Total loans	$3,475	$104	$589	$4,168
(a)At June 30, 2024, $462 million of loans 30-89 days past due and $196 million of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current.
The following table provides a summary of loan balances at June 30, 2023, which were modified on or after January 1, 2023, the date the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings, through June 30, 2023, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial	$287	$7	$24	$318
Commercial real estate	43	—	66	109
Residential mortgages(a)	668	11	13	692
Credit card	125	34	15	174
Other retail	68	3	4	75
Total loans	$1,191	$55	$122	$1,368
(a)At June 30, 2023, $95 million of loans 30-89 days past due and $20 million of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current.

U.S. Bancorp	49

The following table provides a summary of loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified within twelve months prior to default:

(Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)
Three Months Ended June 30, 2024
Commercial	$7	$—	$—	$—
Commercial real estate	—	—	24	—
Residential mortgages	—	9	1	1
Credit card	30	—	—	—
Other retail	1	—	5	—
Total loans, excluding loans purchased from GNMA mortgage pools	38	9	30	1
Loans purchased from GNMA mortgage pools	—	58	24	29
Total loans	$38	$67	$54	$30
Six Months Ended June 30, 2024
Commercial	$13	$—	$—	$—
Commercial real estate	—	—	24	—
Residential mortgages	—	13	4	3
Credit card	59	—	—	—
Other retail	1	1	10	—
Total loans, excluding loans purchased from GNMA mortgage pools	73	14	38	3
Loans purchased from GNMA mortgage pools	—	96	43	57
Total loans	$73	$110	$81	$60
(a)Includes $29 million of total loans receiving a payment delay and term extension and $1 million of total loans receiving an interest rate reduction and term extension for the three months ended June 30, 2024. Includes $58 million of total loans receiving a payment delay and term extension, $1 million of total loans receiving an interest rate reduction and term extension and $1 million of total loans receiving an interest rate reduction, payment delay and term extension for the six months ended June 30, 2024.
The following table provides a summary of loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified on or after January 1, 2023, the date the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings, through June 30, 2023:

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
(a) Includes $2 million of total loans receiving a payment delay and term extension and $1 million of total loans receiving an interest rate reduction, payment delay and term extension for the three and six months ended June 30, 2023.
As of June 30, 2024 the Company had $371 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified.

50	U.S. Bancorp

NOTE 5	Accounting for Transfers and Servicing of Financial Assets and Variable
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
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $144 million and $149 million for the three months ended June 30, 2024 and 2023, respectively, and $283 million and $287 million for the six months ended June 30, 2024 and 2023, respectively. The Company also recognized $120 million and $72 million of investment tax credits for the three months ended June 30, 2024 and 2023, respectively, and $178 million and $236 million for the six months ended June 30, 2024 and 2023, respectively. The Company recognized $145 million and $135 million of expenses related to all of these investments for the three months ended June 30, 2024 and 2023, respectively, which were primarily included in tax expense. The Company recognized $283 million and $265 million of expenses related to all of the these investments for the six months ended June 30, 2024 and 2023, respectively, which were primarily included in tax expense.
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
The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	June 30, 2024	December 31, 2023
Investment carrying amount	$7,374	$6,659
Unfunded capital and other commitments	4,337	3,619
Maximum exposure to loss	8,916	9,002
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $254 million at June 30, 2024 and $219 million at December 31, 2023. The maximum exposure to loss related to these VIEs was $381 million at June 30, 2024 and $319 million at December 31, 2023, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company also held senior notes of $4.1 billion as available-for-sale investment securities at June 30, 2024, compared with $5.3 billion at December 31, 2023. These senior notes were issued by third-party securitization vehicles that held $4.8 billion at

U.S. Bancorp	51

June 30, 2024 and $6.1 billion at December 31, 2023 of indirect auto loans that collateralize the senior notes. These VIEs are not consolidated by the Company.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $71 million at June 30, 2024, compared with less than $1 million to $86 million at December 31, 2023.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At June 30, 2024, approximately $5.7 billion of the Company’s assets and $3.9 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $6.1 billion and $4.4 billion, respectively, at December 31, 2023. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At June 30, 2024, $343 million of available-for-sale investment securities and $218 million of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $607 million of available-for-sale investment securities and $381 million of short-term borrowings at December 31, 2023.

NOTE 6	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $225.8 billion of residential mortgage loans for others at June 30, 2024, and $233.4 billion at December 31, 2023, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net gains of $24 million and net losses of $31 million for the three months ended June 30, 2024 and 2023, respectively, and net gains of $21 million and net losses of $42 million for the six months ended June 30, 2024 and 2023, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $176 million and $187 million for the three months ended June 30, 2024 and 2023, respectively, and $356 million and $377 million for the six months ended June 30, 2024 and 2023, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2024	2023	2024	2023
Balance at beginning of period	$3,462	$3,724	$3,377	$3,755
Rights purchased	1	1	1	2
Rights capitalized	64	99	119	195
Rights sold	(189)	(149)	(189)	(148)
Changes in fair value of MSRs
Due to fluctuations in market interest rates(a)	45	84	148	46
Due to revised assumptions or models(b)	33	(21)	41	(16)
Other changes in fair value(c)	(90)	(105)	(171)	(201)
Balance at end of period	$3,326	$3,633	$3,326	$3,633
(a)Includes changes in MSR value associated with changes in market interest rates, including estimated prepayment rates and anticipated earnings on escrow deposits.
(b)Includes changes in MSR value not caused by changes in market interest rates, such as changes in assumed cost to service, ancillary income and option adjusted spread, as well as the impact of any model changes.
(c)Primarily the change in MSR value from passage of time and cash flows realized (decay), but also includes the impact of changes to expected cash flows not associated with changes in market interest rates, such as the impact of delinquencies.

52	U.S. Bancorp

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	June 30, 2024						December 31, 2023
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(312)	$(145)	$(69)	$63	$121	$220	$(370)	$(173)	$(84)	$77	$147	$268
Derivative instrument hedges	304	144	70	(65)	(127)	(240)	381	178	86	(79)	(152)	(289)
Net sensitivity	$(8)	$(1)	$1	$(2)	$(6)	$(20)	$11	$5	$2	$(2)	$(5)	$(21)
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
The following table provides a summary of the Company’s MSRs and related characteristics by portfolio:

	June 30, 2024				December 31, 2023
(Dollars in Millions)	HFA	Government	Conventional(d)	Total	HFA	Government	Conventional(d)	Total
Servicing portfolio(a)	$50,185	$25,762	$137,716	$213,663	$48,286	$25,996	$151,056	$225,338
Fair value	$824	$522	$1,980	$3,326	$769	$507	$2,101	$3,377
Value (bps)(b)	164	203	144	156	159	195	139	150
Weighted-average servicing fees (bps)	36	45	25	30	36	44	26	30
Multiple (value/servicing fees)	4.60	4.55	5.66	5.16	4.45	4.41	5.41	5.00
Weighted-average note rate	4.74%	4.31%	3.73%	4.04%	4.56%	4.23%	3.81%	4.02%
Weighted-average age (in years)	4.4	5.8	4.8	4.8	4.3	5.5	4.3	4.4
Weighted-average expected prepayment (constant prepayment rate)	10.1%	10.6%	8.3%	9.0%	10.5%	11.1%	9.1%	9.6%
Weighted-average expected life (in years)	7.3	6.7	7.2	7.2	7.2	6.5	7.0	7.0
Weighted-average option adjusted spread(c)	5.5%	5.9%	4.6%	5.0%	5.4%	5.9%	4.6%	4.9%
(a)Represents principal balance of mortgages having corresponding MSR asset.
(b)Calculated as fair value divided by the servicing portfolio.
(c)Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)Represents loans sold primarily to GSEs.

U.S. Bancorp	53

NOTE 7	Preferred Stock
At June 30, 2024 and December 31, 2023, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	June 30, 2024				December 31, 2023
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	18,000	450	13	437
Total preferred stock(a)	243,510	$7,026	$218	$6,808	243,510	$7,026	$218	$6,808
(a)The par value of all shares issued and outstanding at June 30, 2024 and December 31, 2023, was $1.00 per share.

54	U.S. Bancorp

NOTE 8	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-for- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- for-Sale to Held-to-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2024
Balance at beginning of period	$(5,279)	$(3,452)	$(461)	$(1,138)	$(23)	$(10,353)
Changes in unrealized gains (losses)	(78)	—	(109)	—	—	(187)
Foreign currency translation adjustment(a)	—	—	—	—	(2)	(2)
Reclassification to earnings of realized (gains) losses	36	131	80	—	—	247
Applicable income taxes	11	(33)	8	—	1	(13)
Balance at end of period	$(5,310)	$(3,354)	$(482)	$(1,138)	$(24)	$(10,308)
2023
Balance at beginning of period	$(5,369)	$(3,843)	$43	$(940)	$(44)	$(10,153)
Changes in unrealized gains (losses)	(460)	—	(465)	—	—	(925)
Foreign currency translation adjustment(a)	—	—	—	—	19	19
Reclassification to earnings of realized (gains) losses	(3)	141	11	(2)	—	147
Applicable income taxes	116	(35)	117	1	(5)	194
Balance at end of period	$(5,716)	$(3,737)	$(294)	$(941)	$(30)	$(10,718)
Six Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2024
Balance at beginning of period	$(5,151)	$(3,537)	$(242)	$(1,138)	$(28)	$(10,096)
Changes in unrealized gains (losses)	(249)	—	(452)	—	—	(701)
Foreign currency translation adjustment(a)	—	—	—	—	4	4
Reclassification to earnings of realized (gains) losses	34	245	129	—	—	408
Applicable income taxes	56	(62)	83	—	—	77
Balance at end of period	$(5,310)	$(3,354)	$(482)	$(1,138)	$(24)	$(10,308)
2023
Balance at beginning of period	$(6,378)	$(3,933)	$(114)	$(939)	$(43)	$(11,407)
Changes in unrealized gains (losses)	845	—	(261)	1	—	585
Foreign currency translation adjustment(a)	—	—	—	—	18	18
Reclassification to earnings of realized (gains) losses	29	262	18	(4)	—	305
Applicable income taxes	(212)	(66)	63	1	(5)	(219)
Balance at end of period	$(5,716)	$(3,737)	$(294)	$(941)	$(30)	$(10,718)
(a)Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

U.S. Bancorp	55

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income
	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2024	2023	2024	2023
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sale of investment securities	$(36)	$3	$(34)	$(29)	Securities gains (losses), net
	9	(1)	8	7	Applicable income taxes
	(27)	2	(26)	(22)	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains (losses)	(131)	(141)	(245)	(262)	Interest income
	33	35	62	66	Applicable income taxes
	(98)	(106)	(183)	(196)	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(80)	(11)	(129)	(18)	Net interest income
	20	3	33	4	Applicable income taxes
	(60)	(8)	(96)	(14)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	—	2	—	4	Other noninterest expense
	—	(1)	—	(1)	Applicable income taxes
	—	1	—	3	Net-of-tax
Total impact to net income	$(185)	$(111)	$(305)	$(229)

NOTE 9	Earnings Per Share
The components of earnings per share were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2024	2023	2024	2023
Net income attributable to U.S. Bancorp	$1,603	$1,361	$2,922	$3,059
Preferred dividends	(75)	(73)	(177)	(171)
Earnings allocated to participating stock awards	(10)	(7)	(18)	(15)
Net income applicable to U.S. Bancorp common shareholders	$1,518	$1,281	$2,727	$2,873
Average common shares outstanding	1,560	1,533	1,560	1,532
Net effect of the exercise and assumed purchase of stock awards	1	—	—	1
Average diluted common shares outstanding	1,561	1,533	1,560	1,533
Earnings per common share	$.97	$.84	$1.75	$1.87
Diluted earnings per common share	$.97	$.84	$1.75	$1.87
Options outstanding at June 30, 2024 to purchase 1 million common shares for the three and six months ended June 30, 2024, and outstanding at June 30, 2023 to purchase 3 million common shares for the three and six months ended June 30, 2023 were not included in the computation of diluted earnings per share because they were antidilutive.

56	U.S. Bancorp

NOTE 10	Employee Benefits
The components of net periodic benefit cost for the Company’s pension plans were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2024	2023	2024	2023
Service cost	$54	$56	$109	$112
Interest cost	94	93	188	185
Expected return on plan assets	(146)	(137)	(292)	(273)
Prior service cost (credit) amortization	(1)	—	(2)	(1)
Actuarial loss (gain) amortization	3	1	5	2
Net periodic benefit cost(a)	$4	$13	$8	$25
(a)Service cost is included in compensation and employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

NOTE 11	Income Taxes
The components of income tax expense were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2024	2023	2024	2023
Federal
Current	$321	$263	$501	$660
Deferred	49	33	182	1
Federal income tax	370	296	683	661
State
Current	88	119	109	215
Deferred	(13)	(33)	—	(39)
State income tax	75	86	109	176
Total income tax provision	$445	$382	$792	$837
A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2024	2023	2024	2023
Tax at statutory rate	$432	$368	$783	$821
State income tax, at statutory rates, net of federal tax benefit	102	83	183	185
Tax effect of
Tax credits and benefits, net of related expenses	(83)	(63)	(144)	(140)
Exam resolutions	(32)	—	(97)	—
Tax-exempt income	(36)	(41)	(67)	(75)
Other items	62	35	134	46
Applicable income taxes	$445	$382	$792	$837
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2024, federal tax examinations for all years ending through December 31, 2016 are completed and resolved. The Company’s tax returns for the years ended December 31, 2017 through December 31, 2020 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $6.3 billion at June 30, 2024 and $6.4 billion at December 31, 2023.

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
Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At June 30, 2024, the Company had $482 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $242 million (net-of-tax) of realized and unrealized losses at December 31, 2023. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $208 million (net-of-tax). All cash flow hedges were highly effective for the three months ended June 30, 2024.
Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.3 billion at June 30, 2024 and December 31, 2023.
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

58	U.S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	June 30, 2024			December 31, 2023
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$15,700	$—	$—	$12,100	$—	$16
Pay fixed/receive floating swaps	28,581	—	—	24,139	—	—
Cash flow hedges
Interest rate contracts
Receive fixed/pay floating swaps	24,400	—	—	18,400	—	—
Net investment hedges
Foreign exchange forward contracts	842	1	1	854	—	10
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	4,460	7	9	5,006	29	5
Sell	2,757	3	7	4,501	7	34
Options
Purchased	5,090	182	—	6,085	237	—
Written	2,331	17	53	3,696	14	75
Receive fixed/pay floating swaps	9,287	89	2	7,029	9	3
Pay fixed/receive floating swaps	3,354	—	—	3,801	—	—
Foreign exchange forward contracts	704	1	—	734	2	5
Equity contracts	267	1	1	227	2	—
Credit contracts	3,558	—	9	2,620	1	—
Other(a)	2,070	8	120	2,136	11	93
Total	$103,401	$309	$202	$91,328	$312	$241
(a)Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $1.4 billion and $119 million at June 30, 2024, respectively, compared to $2.0 billion and $91 million at December 31, 2023, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $576 million at June 30, 2024, and $28 million at December 31, 2023.

U.S. Bancorp	59

The following table summarizes the customer-related derivative positions of the Company:

	June 30, 2024			December 31, 2023
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts
Receive fixed/pay floating swaps	$369,671	$439	$5,184	$363,375	$791	$4,395
Pay fixed/receive floating swaps	345,929	2,147	170	330,539	1,817	280
Other(a)	76,713	15	50	82,209	17	51
Options
Purchased	95,653	736	1	102,423	1,026	18
Written	91,365	9	953	97,690	20	1,087
Foreign exchange rate contracts
Forwards, spots and swaps	109,853	2,054	1,836	121,119	2,252	1,942
Options
Purchased	538	17	—	1,532	28	—
Written	538	—	17	1,532	—	28
Commodity contracts
Swaps	5,010	140	135	2,498	116	110
Options
Purchased	3,080	205	1	1,936	151	—
Written	3,079	1	205	1,936	—	151
Futures
Sell	83	17	10	—	—	—
Credit contracts	12,554	1	4	13,053	1	6
Total	$1,114,066	$5,781	$8,566	$1,119,842	$6,219	$8,068
(a)Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.

60	U.S. Bancorp

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended June 30				Six Months Ended June 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2024	2023	2024	2023	2024	2023	2024	2023
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$(81)	$(345)	$(60)	$(8)	$(336)	$(194)	$(96)	$(14)
Net investment hedges
Foreign exchange forward contracts	9	(6)	—	—	78	(9)	—	—
Non-derivative debt instruments	7	1	—	—	41	(17)	—	—
Note: The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.
The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended June 30				Six Months Ended June 30
	Interest Income		Interest Expense		Interest Income		Interest Expense
(Dollars in Millions)	2024	2023	2024	2023	2024	2023	2024	2023
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$7,985	$7,526	$3,962	$3,111	$15,749	$14,490	$7,741	$5,441
Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	(23)	334	69	243	445	156	12	129
Hedged items	22	(332)	(69)	(241)	(447)	(158)	(12)	(127)
Cash flow hedges
Interest rate contract derivatives	(73)	—	7	11	(115)	—	14	18
Note: The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $7 million and $14 million into earnings during the three and six months ended June 30, 2024, respectively, as a result of realized cash flows on discontinued cash flow hedges, compared with $11 million and $18 million during the three and six months ended June 30, 2023, respectively. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.
The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities currently designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment
(Dollars in Millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities(a)	$27,933	$23,924	$(446)	$(93)
Long-term debt	15,650	12,034	(18)	(32)
Note: The table above excludes the cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale investment securities and long-term debt of $(96) million and $(181) million, respectively, at June 30, 2024, compared with $(18) million and $(116) million at December 31, 2023, respectively. The carrying amount of available-for-sale investment securities and long-term debt related to discontinued hedging relationships was $6.7 billion and $9.2 billion, respectively, at June 30, 2024, compared with $830 million and $7.2 billion at December 31, 2023, respectively.
(a)Includes amounts related to available-for-sale investment securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At June 30, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $18.2 billion, of which $11.6 billion was designated as hedged. At June 30, 2024, the cumulative amount of basis adjustments associated with these hedging relationships was $60 million. At December 31, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $15.6 billion, of which $9.6 billion was designated as hedged. At December 31, 2023, the cumulative amount of basis adjustments associated with these hedging relationships was $335 million.

U.S. Bancorp	61

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2024	2023	2024	2023
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$(2)	$31	$(14)	$38
Purchased and written options	Mortgage banking revenue	9	17	48	15
Swaps	Mortgage banking revenue/Interest expense	9	(38)	(77)	20
Foreign exchange forward contracts	Other noninterest income	4	(8)	8	(13)
Equity contracts	Compensation expense	(2)	—	(2)	(3)
Credit contracts	Commercial products revenue	—	—	(2)	—
Other	Other noninterest income	6	1	(69)	(1)
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	89	58	220	95
Purchased and written options	Commercial products revenue	(21)	(1)	(68)	—
Futures	Commercial products revenue	—	—	—	(1)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	32	44	56	99
Commodity contracts
Swaps	Commercial products revenue	(1)	2	1	2
Purchased and written options	Commercial products revenue	2	—	4	—
Futures	Commercial products revenue	6	—	6	—
Credit contracts	Commercial products revenue	1	(1)	—	(1)
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at June 30, 2024, was $2.6 billion. At June 30, 2024, the Company had $2.3 billion of cash posted as collateral against this net liability position.

62	U.S. Bancorp

NOTE 13	Netting Arrangements for Certain Financial Instruments and Securities
Financing Activities
The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $1.2 trillion total notional amount of derivative positions at June 30, 2024, $533.8 billion related to bilateral over-the-counter trades, $683.2 billion related to those centrally cleared through clearinghouses and $479 million related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.
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

U.S. Bancorp	63

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
June 30, 2024
Repurchase agreements
U.S. Treasury and agencies	$4,171	$12	$—	$—	$4,183
Residential agency mortgage-backed securities	290	—	—	—	290
Corporate debt securities	1,000	14	—	—	1,014
Asset-backed securities	—	85	—	—	85
Total repurchase agreements	5,461	111	—	—	5,572
Securities loaned
Corporate debt securities	264	—	—	—	264
Total securities loaned	264	—	—	—	264
Gross amount of recognized liabilities	$5,725	$111	$—	$—	$5,836
December 31, 2023
Repurchase agreements
U.S. Treasury and agencies	$2,375	$—	$—	$—	$2,375
Residential agency mortgage-backed securities	338	—	—	—	338
Corporate debt securities	821	—	—	—	821
Asset-backed securities	—	45	—	—	45
Total repurchase agreements	3,534	45	—	—	3,579
Securities loaned
Corporate debt securities	290	—	—	—	290
Total securities loaned	290	—	—	—	290
Gross amount of recognized liabilities	$3,824	$45	$—	$—	$3,869
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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Received(c)
June 30, 2024
Derivative assets(d)	$6,064	$(3,379)	$2,685	$(113)	$(2)	$2,570
Reverse repurchase agreements	4,361	—	4,361	(450)	(3,903)	8
Securities borrowed	1,846	—	1,846	—	(1,762)	84
Total	$12,271	$(3,379)	$8,892	$(563)	$(5,667)	$2,662
December 31, 2023
Derivative assets(d)	$6,504	$(3,666)	$2,838	$(141)	$(3)	$2,694
Reverse repurchase agreements	2,513	—	2,513	(568)	(1,941)	4
Securities borrowed	1,802	—	1,802	(14)	(1,717)	71
Total	$10,819	$(3,666)	$7,153	$(723)	$(3,661)	$2,769
(a)Includes $1.7 billion and $1.6 billion of cash collateral related payables that were netted against derivative assets at June 30, 2024 and December 31, 2023, respectively.
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
(d)Excludes $26 million and $27 million at June 30, 2024 and December 31, 2023, respectively, of derivative assets not subject to netting arrangements.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Pledged(c)
June 30, 2024
Derivative liabilities(d)	$8,647	$(3,944)	$4,703	$(113)	$—	$4,590
Repurchase agreements	5,572	—	5,572	(450)	(5,110)	12
Securities loaned	264	—	264	—	(257)	7
Total	$14,483	$(3,944)	$10,539	$(563)	$(5,367)	$4,609
December 31, 2023
Derivative liabilities(d)	$8,217	$(3,720)	$4,497	$(141)	$—	$4,356
Repurchase agreements	3,579	—	3,579	(568)	(3,008)	3
Securities loaned	290	—	290	(14)	(270)	6
Total	$12,086	$(3,720)	$8,366	$(723)	$(3,278)	$4,365
(a)Includes $2.3 billion and $1.7 billion of cash collateral related receivables that were netted against derivative liabilities at June 30, 2024 and December 31, 2023, respectively.
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
(d)Excludes $121 million and $92 million at June 30, 2024 and December 31, 2023, respectively, of derivative liabilities not subject to netting arrangements.

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

U.S. Bancorp	65

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
Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the six months ended June 30, 2024 and 2023, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net losses of $3 million and $30 million for the three months ended June 30, 2024 and 2023, respectively, and net losses of $4 million and $33 million for the six months ended June 30, 2024 and 2023, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
Time Deposits The Company elects the fair value option to account for certain time deposits that are hedged with derivatives that do not qualify for hedge accounting. Electing to measure these time deposits at fair value reduces certain timing differences and better matches changes in fair value of these deposits with changes in the value of the derivative instruments used to economically hedge them. The time deposits measured at fair value are valued using a discounted cash flow model that utilizes market observable inputs and are classified within Level 2. Included in interest expense on deposits were net gains of $3 million and $11 million for the three and six months ended June 30, 2024, respectively, from the changes in fair value of time deposits under fair value option accounting guidance.
Mortgage Servicing Rights MSRs are valued using a discounted cash flow methodology, and are classified within Level 3. The Company determines fair value of the MSRs by projecting future cash flows for different interest rate scenarios using prepayment rates and other assumptions, and discounts these cash flows using a risk adjusted rate based on option adjusted spread levels.

66	U.S. Bancorp

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
The following table shows the significant valuation assumption ranges for MSRs at June 30, 2024:

	Minimum	Maximum	Weighted- Average(a)
Expected prepayment	7%	21%	9%
Option adjusted spread	4	11	5
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

U.S. Bancorp	67

The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at June 30, 2024:

	Minimum	Maximum	Weighted- Average(a)
Expected loan close rate	8%	100%	77%
Inherent MSR value (basis points per loan)	53	197	105
(a)Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At June 30, 2024, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 297 percent and 1 percent, respectively.
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

68	U.S. Bancorp

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total

June 30, 2024
Available-for-sale securities
U.S. Treasury and agencies	$23,364	$4,686	$—	$—	$28,050
Mortgage-backed securities
Residential agency	—	27,957	—	—	27,957
Commercial
Agency	—	7,274	—	—	7,274
Non-agency	—	7	—	—	7
Asset-backed securities	—	6,582	—	—	6,582
Obligations of state and political subdivisions	—	9,684	—	—	9,684
Other	—	245	—	—	245
Total available-for-sale	23,364	56,435	—	—	79,799
Mortgage loans held for sale	—	2,550	—	—	2,550
Mortgage servicing rights	—	—	3,326	—	3,326
Derivative assets	16	4,773	1,301	(3,379)	2,711
Other assets	292	2,346	—	—	2,638
Total	$23,672	$66,104	$4,627	$(3,379)	$91,024
Time deposits	$—	$6,089	$—	$—	$6,089
Derivative liabilities	11	5,153	3,604	(3,944)	4,824
Short-term borrowings and other liabilities(a)	483	1,859	—	—	2,342
Total	$494	$13,101	$3,604	$(3,944)	$13,255
December 31, 2023
Available-for-sale securities
U.S. Treasury and agencies	$14,787	$4,755	$—	$—	$19,542
Mortgage-backed securities
Residential agency	—	26,078	—	—	26,078
Commercial
Agency	—	7,343	—	—	7,343
Non-agency	—	6	—	—	6
Asset-backed securities	—	6,724	—	—	6,724
Obligations of state and political subdivisions	—	9,989	—	—	9,989
Other	—	24	—	—	24
Total available-for-sale	14,787	54,919	—	—	69,706
Mortgage loans held for sale	—	2,011	—	—	2,011
Mortgage servicing rights	—	—	3,377	—	3,377
Derivative assets	—	5,078	1,453	(3,666)	2,865
Other assets	550	1,991	—	—	2,541
Total	$15,337	$63,999	$4,830	$(3,666)	$80,500
Time deposits	$—	$2,818	$—	$—	$2,818
Derivative liabilities	16	4,955	3,338	(3,720)	4,589
Short-term borrowings and other liabilities(a)	517	1,786	—	—	2,303
Total	$533	$9,559	$3,338	$(3,720)	$9,710
Note: Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $136 million and $133 million at June 30, 2024 and December 31, 2023, respectively, and reflect no impairment or observable price change adjustment at June 30, 2024, compared with a cumulative impairment of $5 million and no observable price change adjustment at December 31, 2023. The Company recorded a $5 million impairment on these equity investments during the first six months of 2023. The Company did not record any adjustments for observable price changes during the first six months of 2024 and 2023.
(a)Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp	69

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended June 30 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2024
Mortgage servicing rights	$3,462	$(12)	(a)	$1	$(189)	$—	$64	(c)	$—	$3,326	$(12)	(a)
Net derivative assets and liabilities	(2,361)	(1,004)	(b)	270	(3)	—	—		795	(2,303)	4	(d)
2023
Available-for-sale securities
Obligations of state and political subdivisions	$1	$—		$—	$—	$(1)	$—		$—	$—	$—
Total available-for-sale	1	—		—	—	(1)	—		—	—	—
Mortgage servicing rights	3,724	(42)	(a)	1	(149)	—	99	(c)	—	3,633	(42)	(a)
Net derivative assets and liabilities	(2,265)	(1,927)	(e)	(18)	(7)	—	—		798	(3,419)	(1,631)	(f)
Six Months Ended June 30 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2024
Mortgage servicing rights	$3,377	$18	(a)	$1	$(189)	$—	$119	(c)	$—	$3,326	$18	(a)
Net derivative assets and liabilities	(1,885)	(2,687)	(g)	648	(5)	—	—		1,626	(2,303)	(676)	(h)
2023
Available-for-sale securities
Obligations of state and political subdivisions	$1	$—		$—	$—	$(1)	$—		$—	$—	$—
Total available-for-sale	1	—		—	—	(1)	—		—	—	—
Mortgage servicing rights	3,755	(171)	(a)	2	(148)	—	195	(c)	—	3,633	(171)	(a)
Net derivative assets and liabilities	(3,199)	(2,243)	(i)	405	(19)	—	—		1,637	(3,419)	(1,242)	(j)
(a)Included in mortgage banking revenue.
(b)Approximately $52 million, $(1.0) billion and $6 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)Represents MSRs capitalized during the period.
(d)Approximately $17 million, $(19) million and $6 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)Approximately $46 million, $(2.0) billion and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)Approximately $18 million, $(1.7) billion and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(g)Approximately $96 million, $(2.7) billion and $(69) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(h)Approximately $17 million, $(624) million and $(69) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(i)Approximately $98 million, $(2.3) billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(j)Approximately $18 million, $(1.3) billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	June 30, 2024				December 31, 2023
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(a)	$—	$—	$508	$508	$—	$—	$354	$354
Other assets(b)	—	—	21	21	—	—	27	27
(a)Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

70	U.S. Bancorp

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2024	2023	2024	2023
Loans(a)	$96	$68	$163	$210
Other assets(b)	1	—	3	1
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
Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of the assets and liabilities for which the fair value option has been elected and the aggregate remaining contractual principal balance outstanding:

	June 30, 2024			December 31, 2023
(Dollars in Millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding
Total loans(a)	$2,550	$2,528	$22	$2,011	$1,994	$17
Time deposits	6,089	6,104	(15)	2,818	2,822	(4)
(a)Includes nonaccrual loans of $1 million carried at fair value with contractual principal outstanding of $1 million at June 30, 2024 and $1 million carried at fair value with contractual principal outstanding of $1 million at December 31, 2023. Includes loans 90 days or more past due of $2 million carried at fair value with contractual principal outstanding of $2 million at June 30, 2024 and $4 million carried at fair value with contractual principal outstanding of $4 million at December 31, 2023.
Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of June 30, 2024 and December 31, 2023. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$65,832	$65,832	$—	$—	$65,832	$61,192	$61,192	$—	$—	$61,192
Federal funds sold and securities purchased under resale agreements	4,408	—	4,408	—	4,408	2,543	—	2,543	—	2,543
Investment securities held-to-maturity	81,486	1,256	68,055	—	69,311	84,045	1,310	72,778	—	74,088
Loans held for sale(a)	32	—	—	32	32	190	—	—	190	190
Loans	368,584	—	—	359,667	359,667	366,456	—	—	362,849	362,849
Other(b)	2,084	—	1,556	528	2,084	2,377	—	1,863	514	2,377
Financial Liabilities
Time deposits(c)	51,228	—	51,395	—	51,395	49,455	—	49,607	—	49,607
Short-term borrowings(d)	14,215	—	13,983	—	13,983	12,976	—	12,729	—	12,729
Long-term debt	52,720	—	51,171	—	51,171	51,480	—	49,697	—	49,697
Other(e)	4,860	—	1,359	3,501	4,860	5,432	—	1,406	4,026	5,432
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
The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $416 million and $489 million at June 30, 2024 and December 31, 2023, respectively. The carrying value of other guarantees was $184 million and $198 million at June 30, 2024 and December 31, 2023, respectively.

U.S. Bancorp	71

NOTE 15	Guarantees and Contingent Liabilities
Visa Restructuring and Card Association Litigation The Company’s Payment Services business issues credit and debit cards and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). In 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganization, the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. (“Class B shares”). As of June 30, 2024, the Company has sold substantially all of its Class B shares.
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
In October 2012, Visa signed a settlement agreement to resolve merchant class action claims associated with the multidistrict interchange litigation pending in the United States District Court for the Eastern District of New York (the “Multi-District Litigation”). The U.S. Court of Appeals for the Second Circuit reversed the approval of that settlement and remanded the matter to the district court. Thereafter, the case was split into two putative class actions, one seeking damages (the “Damages Action”) and a separate class action seeking injunctive relief only (the “Injunctive Action”). The Damages Action was settled and is fully resolved. A number of merchants opted out of the Damages Action class settlement and filed individual cases in various federal district courts. Some of those cases have been settled and others are still being litigated. In March 2024, Visa signed a settlement agreement to resolve the Injunctive Action. In June 2024, the court declined to grant preliminary approval of the proposed settlement, which provided for lower interchange fees and various other rule changes for U.S. merchants. Accordingly, the Injunctive Action continues.
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2024:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$20	$10,921
Securities lending indemnifications	6,769	—	6,586
Asset sales	—	99	10,644	(a)
Merchant processing	876	64	152,500
Tender option bond program guarantee	343	—	338
Other	—	21	2,825
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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2024, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $12.9 billion. The Company held collateral of $758 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At June 30, 2024, the liability was $40 million primarily related to these airline processing arrangements.

72	U.S. Bancorp

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At June 30, 2024, the Company had reserved $10 million for potential losses from representation and warranty obligations, compared with $13 million at December 31, 2023. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of June 30, 2024 and December 31, 2023, the Company had $14 million and $18 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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

U.S. Bancorp	73

NOTE 16	Business Segments
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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2024 and 2023, certain organization and methodology changes were made, including revising the Company’s line of business funds transfer-pricing methodology related to deposits and loans during the second quarter of 2024 and combining its Wealth Management and Investment Services and Corporate and Commercial Banking lines of businesses to create the Wealth, Corporate, Commercial and Institutional Banking line of business during the third quarter of 2023. Prior period results were restated and presented on a comparable basis.

74	U.S. Bancorp

Business segment results for the three months ended June 30 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking				Payment Services
(Dollars in Millions)	2024	2023	2024		2023		2024		2023
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,906	$1,894	$1,922		$2,295		$673		$623
Noninterest income	1,131	1,071	413		431		1,094	(a)	1,050	(a)
Total net revenue	3,037	2,965	2,335		2,726		1,767		1,673
Noninterest expense	1,374	1,380	1,622		1,764		983		941
Income (loss) before provision and income taxes	1,663	1,585	713		962		784		732
Provision for credit losses	100	162	30		16		388		314
Income (loss) before income taxes	1,563	1,423	683		946		396		418
Income taxes and taxable-equivalent adjustment	391	356	171		237		99		105
Net income (loss)	1,172	1,067	512		709		297		313
Net (income) loss attributable to noncontrolling interests	—	—	—		—		—		—
Net income (loss) attributable to U.S. Bancorp	$1,172	$1,067	$512		$709		$297		$313

Average Balance Sheet
Loans	$173,695	$178,749	$154,857		$167,002		$40,832		$37,913
Other earning assets	9,590	6,671	2,278		2,512		115		74
Goodwill	4,824	4,651	4,326		4,530		3,327		3,331
Other intangible assets	1,007	962	4,734		5,393		281		359
Assets	203,201	205,169	168,634		184,804		46,099		44,126
Noninterest-bearing deposits	57,299	73,512	20,900		34,120		2,706		3,179
Interest-bearing deposits	216,293	195,333	202,967		180,239		97		104
Total deposits	273,592	268,845	223,867		214,359		2,803		3,283
Total U.S. Bancorp shareholders’ equity	21,481	22,359	14,553		16,386		9,941		9,127

	Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2024	2023	2024		2023
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(449)	$(363)	$4,052		$4,449
Noninterest income	177	174	2,815	(b)	2,726	(b)
Total net revenue	(272)	(189)	6,867	(c)	7,175	(c)
Noninterest expense	235	484	4,214		4,569
Income (loss) before provision and income taxes	(507)	(673)	2,653		2,606
Provision for credit losses	50	329	568		821
Income (loss) before income taxes	(557)	(1,002)	2,085		1,785
Income taxes and taxable-equivalent adjustment	(187)	(282)	474		416
Net income (loss)	(370)	(720)	1,611		1,369
Net (income) loss attributable to noncontrolling interests	(8)	(8)	(8)		(8)
Net income (loss) attributable to U.S. Bancorp	$(378)	$(728)	$1,603		$1,361

Average Balance Sheet
Loans	$5,301	$5,153	$374,685		$388,817
Other earning assets	222,224	215,765	234,207		225,022
Goodwill	—	—	12,477		12,512
Other intangible assets	9	10	6,031		6,724
Assets	247,570	238,913	665,504		673,012
Noninterest-bearing deposits	2,513	2,947	83,418		113,758
Interest-bearing deposits	11,134	7,831	430,491		383,507
Total deposits	13,647	10,778	513,909		497,265
Total U.S. Bancorp shareholders’ equity	10,054	5,950	56,029		53,822
(a)Presented net of related rewards and rebate costs and certain partner payments of $776 million and $760 million for the three months ended June 30, 2024 and 2023, respectively.
(b)Includes revenue generated from certain contracts with customers of $2.3 billion and $2.2 billion for the three months ended June 30, 2024 and 2023, respectively.
(c)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $195 million and $186 million of revenue for the three months ended June 30, 2024 and 2023, respectively, primarily consisting of interest income on sales-type and direct financing leases.

U.S. Bancorp	75

Business segment results for the six months ended June 30 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking				Payment Services
(Dollars in Millions)	2024	2023	2024		2023		2024		2023
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$3,810	$3,857	$3,801		$4,684		$1,375		$1,270
Noninterest income	2,244	2,090	836		831		2,073	(a)	1,987	(a)
Total net revenue	6,054	5,947	4,637		5,515		3,448		3,257
Noninterest expense	2,746	2,738	3,224		3,496		1,981		1,889
Income (loss) before provision and income taxes	3,308	3,209	1,413		2,019		1,467		1,368
Provision for credit losses	241	135	84		23		747		534
Income (loss) before income taxes	3,067	3,074	1,329		1,996		720		834
Income taxes and taxable-equivalent adjustment	767	769	333		500		180		209
Net income (loss)	2,300	2,305	996		1,496		540		625
Net (income) loss attributable to noncontrolling interests	—	—	—		—		—		—
Net income (loss) attributable to U.S. Bancorp	$2,300	$2,305	$996		$1,496		$540		$625

Average Balance Sheet
Loans	$172,381	$177,867	$154,845		$167,214		$40,318		$37,426
Other earning assets	9,164	6,349	2,078		2,346		134		187
Goodwill	4,825	4,633	4,326		4,512		3,329		3,323
Other intangible assets	1,033	998	4,714		5,492		291		372
Assets	201,196	203,168	168,854		185,032		46,458		43,492
Noninterest-bearing deposits	57,939	77,816	21,137		37,616		2,749		3,181
Interest-bearing deposits	212,068	197,372	201,131		177,227		97		106
Total deposits	270,007	275,188	222,268		214,843		2,846		3,287
Total U.S. Bancorp shareholders’ equity	21,619	21,949	14,699		16,476		9,953		9,048

	Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2024	2023	2024		2023
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(919)	$(694)	$8,067		$9,117
Noninterest income	362	325	5,515	(b)	5,233	(b)
Total net revenue	(557)	(369)	13,582	(c)	14,350	(c)
Noninterest expense	722	1,001	8,673		9,124
Income (loss) before provision and income taxes	(1,279)	(1,370)	4,909		5,226
Provision for credit losses	49	556	1,121		1,248
Income (loss) before income taxes	(1,328)	(1,926)	3,788		3,978
Income taxes and taxable-equivalent adjustment	(429)	(573)	851		905
Net income (loss)	(899)	(1,353)	2,937		3,073
Net (income) loss attributable to noncontrolling interests	(15)	(14)	(15)		(14)
Net income (loss) attributable to U.S. Bancorp	$(914)	$(1,367)	$2,922		$3,059

Average Balance Sheet
Loans	$5,334	$5,282	$372,878		$387,789
Other earning assets	218,259	214,073	229,635		222,955
Goodwill	—	—	12,480		12,468
Other intangible assets	10	23	6,048		6,885
Assets	243,199	237,559	659,707		669,251
Noninterest-bearing deposits	2,277	3,092	84,102		121,705
Interest-bearing deposits	11,087	7,348	424,383		382,053
Total deposits	13,364	10,440	508,485		503,758
Total U.S. Bancorp shareholders’ equity	9,578	5,775	55,849		53,248
(a)Presented net of related rewards and rebate costs and certain partner payments of $1.5 billion for both the six months ended June 30, 2024 and 2023.
(b)Includes revenue generated from certain contracts with customers of $4.5 billion and $4.3 billion for the six months ended June 30, 2024 and 2023, respectively.
(c)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $382 million and $369 million of revenue for the six months ended June 30, 2024 and 2023, respectively, primarily consisting of interest income on sales-type and direct financing leases.

76	U.S. Bancorp

NOTE 17	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to June 30, 2024 through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	77

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Three Months Ended June 30
	2024			2023			2024 v 2023
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$167,020	$1,314	3.15%	$159,824	$1,098	2.75%	4.5%
Loans held for sale	2,382	41	6.98	2,569	38	5.90	(7.3)
Loans(b)
Commercial	134,339	2,209	6.61	138,085	2,201	6.39	(2.7)
Commercial real estate	52,289	847	6.51	54,934	847	6.18	(4.8)
Residential mortgages	116,478	1,141	3.92	117,606	1,087	3.70	(1.0)
Credit card	28,349	925	13.13	26,046	822	12.67	8.8
Other retail	43,230	650	6.05	52,146	663	5.10	(17.1)
Total loans	374,685	5,772	6.19	388,817	5,620	5.79	(3.6)
Interest-bearing deposits with banks	53,056	736	5.58	51,972	674	5.20	2.1
Other earning assets	11,749	152	5.22	10,657	132	4.99	10.2
Total earning assets	608,892	8,015	5.29	613,839	7,562	4.94	(.8)
Allowance for loan losses	(7,550)			(7,068)			(6.8)
Unrealized gain (loss) on investment securities	(7,464)			(7,356)			(1.5)
Other assets	71,626			73,597			(2.7)
Total assets	$665,504			$673,012			(1.1)
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$83,418			$113,758			(26.7)%
Interest-bearing deposits
Interest checking	125,709	386	1.23	127,994	312.98		(1.8)
Money market savings	208,386	1,993	3.85	152,893	1,224	3.21	36.3
Savings accounts	38,855	26.27		58,993	23.16		(34.1)
Time deposits	57,541	623	4.35	43,627	380	3.49	31.9
Total interest-bearing deposits	430,491	3,028	2.83	383,507	1,939	2.03	12.3
Short-term borrowings
Federal funds purchased	310	4	5.05	250	3	4.81	24.0
Securities sold under agreements to repurchase	5,757	73	5.07	3,212	33	4.12	79.2
Commercial paper	7,389	74	4.02	7,840	65	3.32	(5.8)
Other short-term borrowings(c)	3,642	146	16.18	42,870	641	5.99	(91.5)
Total short-term borrowings	17,098	297	6.98	54,172	742	5.49	(68.4)
Long-term debt	52,875	638	4.85	42,771	432	4.05	23.6
Total interest-bearing liabilities	500,464	3,963	3.18	480,450	3,113	2.60	4.2
Other liabilities	25,130			24,517			2.5
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	49,221			47,014			4.7
Total U.S. Bancorp shareholders’ equity	56,029			53,822			4.1
Noncontrolling interests	463			465			(.4)
Total equity	56,492			54,287			4.1
Total liabilities and equity	$665,504			$673,012			(1.1)
Net interest income		$4,052			$4,449
Gross interest margin			2.11%			2.34%
Gross interest margin without taxable-equivalent increments			2.09%			2.32%
Percent of Earning Assets
Interest income			5.29%			4.94%
Interest expense			2.62			2.04
Net interest margin			2.67%			2.90%
Net interest margin without taxable-equivalent increments			2.65%			2.88%
(a)Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(c)Interest expense and rates includes interest paid on collateral associated with derivative positions.

78	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Six Months Ended June 30
	2024			2023			2024 v 2023
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities	$164,128	$2,508	3.06%	$162,957	$2,192	2.69%	.7%
Loans held for sale	2,192	78	7.14	2,516	69	5.51	(12.9)
Loans(b)
Commercial	132,553	4,389	6.66	136,891	4,198	6.18	(3.2)
Commercial real estate	52,663	1,701	6.49	55,263	1,650	6.02	(4.7)
Residential mortgages	116,059	2,248	3.88	116,950	2,137	3.66	(.8)
Credit card	28,145	1,865	13.32	25,809	1,622	12.68	9.1
Other retail	43,458	1,292	5.98	52,876	1,305	4.98	(17.8)
Total loans	372,878	11,495	6.19	387,789	10,912	5.67	(3.8)
Interest-bearing deposits with banks	51,979	1,440	5.57	47,662	1,162	4.91	9.1
Other earning assets	11,336	289	5.14	9,820	226	4.64	15.4
Total earning assets	602,513	15,810	5.27	610,744	14,561	4.80	(1.3)
Allowance for loan losses	(7,493)			(7,006)			(7.0)
Unrealized gain (loss) on investment securities	(7,293)			(7,437)			1.9
Other assets	71,980			72,950			(1.3)
Total assets	$659,707			$669,251			(1.4)
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$84,102			$121,705			(30.9)%
Interest-bearing deposits
Interest checking	125,360	748	1.20	128,668	595.93		(2.6)
Money market savings	202,444	3,907	3.38	149,948	2,203	2.96	35.0
Savings accounts	40,250	52.26		63,883	36.11		(37.0)
Time deposits	56,329	1,205	4.30	39,554	610	3.11	42.4
Total interest-bearing deposits	424,383	5,912	2.80	382,053	3,444	1.82	11.1
Short-term borrowings
Federal funds purchased	339	9	5.09	575	13	4.52	(41.0)
Securities sold under agreements to repurchase	5,302	129	4.90	2,849	52	3.68	86.1
Commercial paper	7,501	149	4.00	8,045	119	2.99	(6.8)
Other short-term borrowings(c)	3,589	281	15.74	33,900	1,008	6.00	(89.4)
Total short-term borrowings	16,731	568	6.82	45,369	1,192	5.30	(63.1)
Long-term debt	52,794	1,263	4.81	41,902	808	3.88	26.0
Total interest-bearing liabilities	493,908	7,743	3.15	469,324	5,444	2.34	5.2
Other liabilities	25,385			24,509			3.6
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	49,041			46,440			5.6
Total U.S. Bancorp shareholders’ equity	55,849			53,248			4.9
Noncontrolling interests	463			465			(.4)
Total equity	56,312			53,713			4.8
Total liabilities and equity	$659,707			$669,251			(1.4)
Net interest income		$8,067			$9,117
Gross interest margin			2.12%			2.46%
Gross interest margin without taxable-equivalent increments			2.10%			2.44%
Percent of Earning Assets
Interest income			5.27%			4.80%
Interest expense			2.59			1.80
Net interest margin			2.68%			3.00%
Net interest margin without taxable-equivalent increments			2.66%			2.98%
(a)Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(c)Interest expense and rates includes interest paid on collateral associated with derivative positions.

U.S. Bancorp	79

Part II — Other Information
Item 1. Legal Proceedings — See the information set forth in “Litigation and Regulatory Matters” in Note 15 in the Notes to Consolidated Financial Statements on page 73 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for discussion of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — See the information set forth in the “Capital Management” section on page 25 of this Report for information regarding shares repurchased by the Company during the second quarter of 2024, which is incorporated herein by reference.
Item 5. Other Information — The Company previously entered into the following replacement capital covenants: (i) March 17, 2006, relating to and in connection with USB Capital IX’s issuance of 6.189% Fixed-to-Floating Rate Normal Income Trust Securities; (ii) March 27, 2006, relating to and in connection with the Company’s issuance of depositary shares representing a 1/1,000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock; and (iii) December 22, 2006, relating to and in connection with USB Realty Corp.’s issuance of Fixed-to-Floating Rate Exchangeable Non-Cumulative Perpetual Series A Preferred Stock (together, as amended, the “Replacement Capital Covenants”). Additional information with respect to the terms of the Replacement Capital Covenants is summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024.
The Company’s 7.50% Subordinated Debentures due 2026 (the “Subordinated Notes”) were previously designated as the covered debt under the Replacement Capital Covenants. As previously disclosed on May 31, 2024, in a Current Report on Form 8-K, effective June 1, 2024, the Subordinated Notes ceased being covered debt under each Replacement Capital Covenant and effective as of June 1, 2024, the Company’s 2.491% Fixed Rate Reset Subordinated Notes due November 3, 2036 (CUSIP No. 91159HJB7) became the covered debt with respect to, and in accordance with, the terms of the Replacement Capital Covenants.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

80	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ LISA R. STARK
Dated: August 6, 2024		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	81

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