Form 10-Q
period 2024-09-30
US BANCORP \DE\
filed 2024-11-05
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2024
Common Stock, $.01 Par Value	1,560,031,715 shares

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
•Increases in Federal Deposit Insurance Corporation (“FDIC”) assessments, including due to bank failures;
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

2	U.S. Bancorp

TABLE 1	Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2024	2023	Percent Change	2024	2023	Percent Change
Condensed Income Statement
Net interest income	$4,135	$4,236	(2.4)%	$12,143	$13,285	(8.6)%
Taxable-equivalent adjustment(a)	31	32	(3.1)	90	100	(10.0)
Net interest income (taxable-equivalent basis)(b)	4,166	4,268	(2.4)	12,233	13,385	(8.6)
Noninterest income	2,698	2,764	(2.4)	8,213	7,997	2.7
Total net revenue	6,864	7,032	(2.4)	20,446	21,382	(4.4)
Noninterest expense	4,204	4,530	(7.2)	12,877	13,654	(5.7)
Provision for credit losses	557	515	8.2	1,678	1,763	(4.8)
Income before taxes	2,103	1,987	5.8	5,891	5,965	(1.2)
Income taxes and taxable-equivalent adjustment	381	463	(17.7)	1,232	1,368	(9.9)
Net income	1,722	1,524	13.0	4,659	4,597	1.3
Net (income) loss attributable to noncontrolling interests	(8)	(1)	*	(23)	(15)	(53.3)
Net income attributable to U.S. Bancorp	$1,714	$1,523	12.5	$4,636	$4,582	1.2
Net income applicable to U.S. Bancorp common shareholders	$1,601	$1,412	13.4	$4,328	$4,285	1.0
Per Common Share
Earnings per share	$1.03	$.91	13.2	$2.77	$2.79	(.7)
Diluted earnings per share	1.03	.91	13.2	2.77	2.79	(.7)
Dividends declared per share	.50	.48	4.2	1.48	1.44	2.8
Book value per share(c)	33.34	29.74	12.1
Market value per share	45.73	33.06	38.3
Average common shares outstanding	1,561	1,548.8		1,560	1,538	1.4
Average diluted common shares outstanding	1,561	1,549.8		1,561	1,538	1.5
Financial Ratios
Return on average assets	1.03%	.91%		.94%	.92%
Return on average common equity	12.4	11.9		11.6	12.3
Net interest margin (taxable-equivalent basis)(a)	2.74	2.81		2.70	2.94
Efficiency ratio(b)	60.2	64.4		62.5	63.8
Net charge-offs as a percent of average loans outstanding	.60	.44		.57	.50
Average Balances
Loans	$374,070	$376,877	(.7)%	$373,278	$384,112	(2.8)%
Loans held for sale	2,757	2,661	3.6	2,381	2,564	(7.1)
Investment securities(d)	166,899	163,236	2.2	165,059	163,051	1.2
Earning assets	607,180	605,245.3		604,080	608,891	(.8)
Assets	664,640	663,999.1		661,363	667,481	(.9)
Noninterest-bearing deposits	80,939	97,524	(17.0)	83,040	113,556	(26.9)
Deposits	508,757	512,291	(.7)	508,576	506,633.4
Short-term borrowings	17,723	27,550	(35.7)	17,064	39,364	(56.7)
Long-term debt	54,841	43,826	25.1	53,482	42,551	25.7
Total U.S. Bancorp shareholders’ equity	58,283	53,817	8.3	56,666	53,440	6.0

	September 30, 2024	December 31, 2023
Period End Balances
Loans	$374,164	$373,835.1%
Investment securities	161,729	153,751	5.2
Assets	686,469	663,491	3.5
Deposits	521,131	512,312	1.7
Long-term debt	54,839	51,480	6.5
Total U.S. Bancorp shareholders’ equity	58,859	55,306	6.4
Asset Quality
Nonperforming assets	$1,848	$1,494	23.7%
Allowance for credit losses	7,927	7,839	1.1
Allowance for credit losses as a percentage of period-end loans	2.12%	2.10%
Capital Ratios
Common equity tier 1 capital	10.5%	9.9%
Tier 1 capital	12.2	11.5
Total risk-based capital	14.2	13.7
Leverage	8.3	8.1
Total leverage exposure	6.8	6.6
Tangible common equity to tangible assets(b)	5.7	5.3
Tangible common equity to risk-weighted assets(b)	8.6	7.7
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the current expected credit losses methodology(b)	10.5	9.7
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

Management’s Discussion and Analysis
Overview
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.7 billion for the third quarter of 2024, or $1.03 per diluted common share, compared with $1.5 billion, or $0.91 per diluted common share, for the third quarter of 2023. Return on average assets and return on average common equity were 1.03 percent and 12.4 percent, respectively, for the third quarter of 2024, compared with 0.91 percent and 11.9 percent, respectively, for the third quarter of 2023. The results for the third quarter of 2023 included the impact of $284 million ($213 million net-of-tax) of merger and integration charges associated with the acquisition of MUFG Union Bank, N.A. (“MUB”), which decreased diluted earnings per common share for the third quarter of 2023 by $0.14.
Total net revenue for the third quarter of 2024 was $168 million (2.4 percent) lower than the third quarter of 2023, reflecting a 2.4 percent decrease in net interest income and a 2.4 percent decrease in noninterest income. The decrease in net interest income from the third quarter of 2023 was primarily due to the impact of higher interest rates on deposit mix and pricing, partially offset by higher rates on earning assets and changes in balance sheet composition. The decrease in noninterest income was driven by net losses on the sales of investment securities, lower service charges and lower other noninterest income, partially offset by higher fee revenue across all other categories.
Noninterest expense in the third quarter of 2024 was $326 million (7.2 percent) lower than the third quarter of 2023, primarily due to the impact of merger and integration charges in the prior year and lower other noninterest expense, partially offset by higher compensation and employee benefits expense.
The provision for credit losses for the third quarter of 2024 was $42 million (8.2 percent) higher than the third quarter of 2023, driven by higher net charge-offs. Net charge-offs in the third quarter of 2024 were $564 million, compared with $420 million in the third quarter of 2023. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Net income attributable to U.S. Bancorp for the first nine months of 2024 was $4.6 billion, or $2.77 per diluted common share, compared with $4.6 billion, or $2.79 per diluted common share, for the first nine months of 2023. Return on average assets and return on average common equity were 0.94 percent and 11.6 percent, respectively, for the first nine months of 2024, compared with 0.92 percent and 12.3 percent, respectively, for the first nine months of 2023. The results for the first nine months of 2024 included the impact of $291 million ($218 million net-of-tax) of notable items, including $155 million of merger and integration charges and a $136 million charge for an increase in the FDIC special assessment to recover losses to the Deposit Insurance Fund related to certain 2023 bank failures. Combined, these items decreased diluted earnings per common share for the first nine months of 2024 by $0.14. The results for the first nine months of 2023 included the impact of $1.1 billion ($828 million net-of-tax) of notable items, including $838 million of merger and integration charges, and $243 million of provision for credit losses and an additional $22 million of losses related to balance sheet repositioning and capital management actions. Combined, these items decreased diluted earnings per common share for the first nine months of 2023 by $0.53.
Total net revenue for the first nine months of 2024 was $936 million (4.4 percent) lower than the first nine months of 2023, reflecting an 8.6 percent decrease in net interest income, partially offset by a 2.7 percent increase in noninterest income. The decrease in net interest income from the first nine months of 2023 was primarily due to the impact of higher interest rates on deposit mix and pricing, partially offset by higher rates on earning assets and changes in balance sheet composition. The increase in noninterest income was driven by higher fee revenue across most categories, partially offset by higher net losses on the sales of investment securities, lower service charges and lower other noninterest income.
Noninterest expense in the first nine months of 2024 was $777 million (5.7 percent) lower than the first nine months of 2023, primarily due to lower merger and integration charges, partially offset by higher compensation and employee benefits expense and the impact of the FDIC special assessment.
The provision for credit losses for the first nine months of 2024 was $85 million (4.8 percent) lower than the first nine months of 2023, driven by the impacts of balance sheet repositioning and capital management actions taken in the second quarter of 2023, partially offset by higher net charge-offs in the current year. Net charge-offs in the first nine months of 2024 were $1.6 billion, compared with $1.4 billion in the first nine months of 2023. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Statement of Income Analysis
Net Interest Income Net interest income, on a taxable-equivalent basis, was $4.2 billion in the third quarter and $12.2 billion in the first nine months of 2024, representing decreases of $102 million (2.4 percent) and $1.2 billion (8.6 percent), respectively, compared with the same periods of 2023. The decreases were primarily due to the impact of higher interest rates on deposit mix and pricing, partially offset by higher rates on earning assets and changes in balance sheet composition. Average earning assets for the third quarter of 2024 were $1.9 billion (0.3 percent) higher than the third quarter of 2023, reflecting increases in investment securities and other earning assets, partially offset by decreases in loans and interest-bearing deposits with banks. Average earning assets for the first nine months of 2024 were $4.8 billion (0.8 percent) lower than the first nine months of 2023, reflecting a

4	U.S. Bancorp

decrease in loans, partially offset by increases in investment securities and interest-bearing deposits with banks. The net interest margin, on a taxable-equivalent basis, in the third quarter and first nine months of 2024 was 2.74 percent and 2.70 percent, respectively, compared with 2.81 percent and 2.94 percent in the third quarter and first nine months of 2023, respectively. The decreases in net interest margin from the same periods of the prior year were primarily due to the impact of higher interest rates on deposit mix and pricing, partially offset by higher rates on earning assets and changes in balance sheet composition. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average total loans in the third quarter and first nine months of 2024 were $2.8 billion (0.7 percent) and $10.8 billion (2.8 percent) lower, respectively, than the same periods of 2023. The decreases were primarily due to lower other retail loans, commercial loans and commercial real estate loans, partially offset by higher credit card loans and residential mortgages. The decreases in average other retail loans were driven by lower automobile loans. The decreases in average commercial loans were primarily due to decreased demand as corporate customers accessed the capital markets. The decreases in average commercial real estate loans were primarily due to payoffs exceeding a reduced level of new originations. The increases in average credit cards loans were primarily driven by higher spend volume. The increases in residential mortgages were primarily driven by originations.
Average investment securities in the third quarter and first nine months of 2024 were $3.7 billion (2.2 percent) and $2.0 billion (1.2 percent) higher, respectively, than the same periods of 2023, primarily due to balance sheet positioning and liquidity management.
Average total deposits for the third quarter and first nine months of 2024 were $3.5 billion (0.7 percent) lower and $1.9 billion (0.4 percent) higher, respectively, than the same periods of 2023. Average noninterest-bearing deposits for the third quarter and first nine months of 2024 were $16.6 billion (17.0 percent) and $30.5 billion (26.9 percent) lower, respectively, than the same periods of 2023, driven by decreases in Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances. Average total savings deposits for the third quarter and first nine months of 2024 were $9.0 billion (2.5 percent) and $20.0 billion (5.7 percent) higher, respectively, than the same periods of 2023, driven by increases in Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances. Average time deposits for the third quarter and first nine months of 2024 were $4.1 billion (7.5 percent) and $12.5 billion (28.0 percent) higher, respectively, than the same periods of 2023, mainly due to increases in Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Provision for Credit Losses The provision for credit losses was $557 million in the third quarter of 2024, representing an increase of $42 million (8.2 percent) from the third quarter of 2023, driven by higher net charge-offs in the current year. Net charge-offs increased $144 million (34.3 percent) in the third quarter of 2024, compared with the third quarter of 2023, reflecting higher credit card, commercial and commercial real estate loan net charge-offs. The provision for credit losses was $1.7 billion in the first nine months of 2024, representing a decrease of $85 million (4.8 percent) from the first nine months of 2023. The decrease was primarily driven by the impacts of balance sheet repositioning and capital management actions in the second quarter of 2023, partially offset by higher net charge-offs in the current year. Net charge-offs increased $148 million (10.3 percent) in the first nine months of 2024, compared with the first nine months of 2023, reflecting higher credit card and commercial loan net charge-offs, partially offset by the impacts of charge-offs in the prior year related to acquired loans and balance sheet repositioning and capital management actions. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income was $2.7 billion in the third quarter and $8.2 billion in the first nine months of 2024, representing a decrease of $66 million (2.4 percent) and an increase of $216 million (2.7 percent), respectively, compared with the same periods of 2023. The decrease in noninterest income in the third quarter of 2024, compared with the third quarter of 2023, was driven by net losses on the sales of investment securities, lower service charges and lower other noninterest income, partially offset by higher commercial products revenue, trust and investment management fees and payment services revenue. The increase in noninterest income in the first nine months of 2024, compared with the first nine months of 2023, was driven by higher commercial products revenue, trust and investment management fees, payment services revenue and mortgage banking revenue, partially offset by higher net losses on the sales of investment securities, lower service charges and lower other noninterest income. Commercial products revenue increased in the current year primarily due to higher corporate bond fees and new product growth. Trust and investment management fees increased primarily due to business growth and favorable market conditions. Payment services revenue increased primarily due to higher merchant processing services revenue due to business volume growth and favorable rates, along with increased card revenue due to favorable rates. Mortgage banking revenue increased in the first nine months of 2024, compared with the first nine months of 2023, primarily driven by a gain on the sale of mortgage servicing rights in the second quarter of 2024, along with the impact of balance sheet repositioning and capital management actions taken in the second quarter of 2023.

U.S. Bancorp	5

TABLE 2	Noninterest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2024	2023	Percent Change	2024	2023	Percent Change
Card revenue	$426	$412	3.4%	$1,246	$1,194	4.4%
Corporate payment products revenue	203	198	2.5	582	577.9
Merchant processing services	440	427	3.0	1,295	1,250	3.6
Trust and investment management fees	667	627	6.4	1,957	1,838	6.5
Service charges	302	334	(9.6)	939	982	(4.4)
Commercial products revenue	397	354	12.1	1,159	1,046	10.8
Mortgage banking revenue	155	144	7.6	511	403	26.8
Investment products fees	84	70	20.0	243	206	18.0
Securities gains (losses), net	(119)	—	*	(153)	(29)	*
Other	143	198	(27.8)	434	530	(18.1)
Total noninterest income	$2,698	$2,764	(2.4)%	$8,213	$7,997	2.7%
*Not meaningful

TABLE 3	Noninterest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2024	2023	Percent Change	2024	2023	Percent Change
Compensation and employee benefits	$2,637	$2,615.8%		$7,947	$7,907.5%
Net occupancy and equipment	317	313	1.3	929	950	(2.2)
Professional services	130	127	2.4	356	402	(11.4)
Marketing and business development	165	176	(6.3)	459	420	9.3
Technology and communications	524	511	2.5	1,540	1,536.3
Other intangibles	142	161	(11.8)	430	480	(10.4)
Other	289	343	(15.7)	1,061	1,121	(5.4)
Total before merger and integration charges	4,204	4,246	(1.0)	12,722	12,816	(.7)
Merger and integration charges	—	284	*	155	838	(81.5)
Total noninterest expense	$4,204	$4,530	(7.2)%	$12,877	$13,654	(5.7)%
Efficiency ratio(a)	60.2%	64.4%		62.5%	63.8%
*Not meaningful
(a)See Non-GAAP Financial Measures beginning on page 29.
Noninterest Expense Noninterest expense was $4.2 billion in the third quarter and $12.9 billion in the first nine months of 2024, representing decreases of $326 million (7.2 percent) and $777 million (5.7 percent), respectively, from the same periods of 2023. The decreases from the prior year reflected lower merger and integration charges and lower other noninterest expense, partially offset by higher compensation and employee benefits expense. The decrease in noninterest expense in the first nine months of 2024, compared with the first nine months of 2023, was further offset by the impact of the FDIC special assessment in the current year. Compensation and employee benefits expense increased in the current year primarily due to higher commissions and performance-based incentives. Marketing and business development expense increased in the first nine months of 2024, compared with the first nine months of 2023, primarily due to the timing of campaigns. Professional services expense decreased in the first nine months of 2024, compared with the first nine months of 2023, primarily due to synergies from the MUB acquisition.
Income Tax Expense The provision for income taxes was $350 million (an effective rate of 16.9 percent) for the third quarter and $1.1 billion (an effective rate of 19.7 percent) for the first nine months of 2024, compared with $431 million (an effective rate of 22.0 percent) and $1.3 billion (an effective rate of 21.6 percent) for the same periods of 2023, respectively. The tax rate in the third quarter and first nine months of 2024 reflected the impact of favorable settlements. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

6	U.S. Bancorp

Balance Sheet Analysis
Loans The Company’s loan portfolio was $374.2 billion at September 30, 2024, compared with $373.8 billion at December 31, 2023, an increase of $329 million (0.1 percent). The increase was driven by higher residential mortgages and commercial loans, partially offset by lower commercial real estate loans and other retail loans.
Residential mortgages held in the loan portfolio increased $2.5 billion (2.2 percent) at September 30, 2024, compared with December 31, 2023, driven by originations. Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Commercial loans increased $1.8 billion (1.3 percent) at September 30, 2024, compared with December 31, 2023, primarily due to growth in corporate banking.
Credit card loans increased $477 million (1.7 percent) at September 30, 2024, compared with December 31, 2023, primarily driven by higher spend volume.
Commercial real estate loans decreased $2.8 billion (5.3 percent) at September 30, 2024, compared with December 31, 2023, primarily due to payoffs exceeding a reduced level of new originations.
Other retail loans decreased $1.6 billion (3.5 percent) at September 30, 2024, compared with December 31, 2023, primarily due to a decrease in auto loans.
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
Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $3.2 billion at September 30, 2024, compared with $2.2 billion at December 31, 2023. The increase in loans held for sale was principally due to a higher level of mortgage loan closings in the third quarter of 2024, compared with the fourth quarter of 2023. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government-sponsored enterprises (“GSEs”).
Investment Securities Investment securities totaled $161.7 billion at September 30, 2024, compared with $153.8 billion at December 31, 2023. The $8.0 billion (5.2 percent) increase was primarily due to net investment purchases driven by balance sheet positioning and liquidity management, along with a $1.2 billion favorable change in net unrealized gains (losses) on available-for-sale investment securities.
The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At September 30, 2024, the Company’s net unrealized losses on available-for-sale investment securities were $5.7 billion ($4.3 billion net-of-tax), compared with $6.9 billion ($5.2 billion net-of-tax) at December 31, 2023. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of mortgage-backed securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $5.9 billion at September 30, 2024, compared with $7.1 billion at December 31, 2023. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of the underlying collateral, the existence of any government or agency guarantees, and market conditions. At September 30, 2024, the Company had no plans to sell securities with unrealized losses, and believed it was more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.

U.S. Bancorp	7

TABLE 4	Investment Securities

	September 30, 2024				December 31, 2023
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies	$1,296	$1,280	1.6	2.85%	$1,345	$1,310	2.3	2.85%
Mortgage-backed securities(a)	78,487	69,890	8.3	2.18	82,692	72,770	8.8	2.21
Other	242	245	2.4	2.75	8	8	2.8	2.56
Total held-to-maturity	$80,025	$71,415	8.2	2.20%	$84,045	$74,088	8.7	2.22%
Available-for-Sale
U.S. Treasury and agencies	$31,201	$29,399	5.2	2.55%	$21,768	$19,542	5.9	2.19%
Mortgage-backed securities(a)	37,935	35,378	6.0	3.42	36,895	33,427	6.3	3.09
Asset-backed securities(a)	6,757	6,788	3.4	5.58	6,713	6,724	2.2	5.33
Obligations of state and political subdivisions(b)(c)	10,732	9,888	9.9	3.25	10,867	9,989	9.9	3.75
Other	248	251	1.7	4.94	24	24	1.7	4.51
Total available-for-sale(d)	$86,873	$81,704	6.0	3.26%	$76,267	$69,706	6.3	3.12%
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
(d)Amortized cost excludes portfolio level basis adjustments of $525 million at September 30, 2024 and $335 million at December 31, 2023.
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
Deposits Total deposits were $521.1 billion at September 30, 2024, compared with $512.3 billion at December 31, 2023. The $8.8 billion (1.7 percent) increase in total deposits reflected increases in time deposits and total savings deposits, partially offset by a decrease in noninterest-bearing deposits. Time deposits increased $7.1 billion (13.5 percent) at September 30, 2024, compared with December 31, 2023, driven by higher Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Money market deposit balances increased $11.6 billion (5.8 percent), primarily due to higher Consumer and Business Banking, and Wealth, Corporate, Commercial and Institutional Banking balances. Savings account balances decreased $6.2 billion (14.3 percent), driven by lower Consumer and Business Banking balances. Interest checking balances decreased $485 million (0.4 percent), primarily due to lower Consumer and Business Banking balances, partially offset by higher Wealth, Corporate, Commercial and Institutional Banking balances. Noninterest-bearing deposits decreased $3.2 billion (3.5 percent) at September 30, 2024, compared with December 31, 2023, primarily driven by a decrease in Wealth, Corporate, Commercial and Institutional Banking balances due to the impact of higher interest rates.
Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $23.7 billion at
September 30, 2024, compared with $15.3 billion at December 31, 2023. The $8.4 billion (55.2 percent) increase in short-term borrowings was primarily due to increases in short-term Federal Home Loan Bank (“FHLB”) advances and repurchase agreement balances, partially offset by lower commercial paper balances. Long-term debt was $54.8 billion at September 30, 2024, compared with $51.5 billion at December 31, 2023. The $3.4 billion (6.5 percent) increase was primarily due to $6.1 billion of medium-term note issuances and a $2.5 billion increase in FHLB advances, partially offset by $4.6 billion of medium-term note and $1.0 billion of subordinated note repayments. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.
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

8	U.S. Bancorp

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
In addition, credit quality ratings, as defined by the Company, are an important part of the Company’s overall

U.S. Bancorp	9

credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal credit risk has been identified. Loans with a special mention or classified rating (defined by internally assessed rating or exception based monitoring credits in consumer lending and small business loans that are 90 days or more past due and still accruing, nonaccrual loans and loans in a junior lien position that are current but are behind a first lien position on nonaccrual), encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status. Refer to Note 4 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for a more detailed discussion on credit risk management processes.
The Company manages its credit risk, in part, through diversification of its loan portfolio which is achieved through limit setting by product type criteria, such as industry, geography and identification of credit concentrations. The Company categorizes its loan portfolio into two segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s two loan portfolio segments are commercial lending and consumer lending.
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

10	U.S. Bancorp

The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at September 30, 2024:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$13,944	$92,145	$106,089	89.9%
Over 80% through 90%	168	4,045	4,213	3.6
Over 90% through 100%	21	720	741.6
Over 100%	8	295	303.2
No LTV available	1	8	9	—
Loans purchased from GNMA mortgage pools(a)	—	6,679	6,679	5.7
Total	$14,142	$103,892	$118,034	100.0%
(a)Represents loans purchased and loans that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$10,411	$2,372	$12,783	95.7%
Over 80% through 90%	377	70	447	3.3
Over 90% through 100%	55	12	67.5
Over 100%	39	4	43.3
No LTV/CLTV available	23	1	24.2
Total	$10,905	$2,459	$13,364	100.0%

Credit card and other retail loans are diversified across customer segments and geographies. Diversification in the credit card portfolio is achieved with broad customer relationship distribution through the Company’s and financial institution partners’ branches, retail and affinity partners, and digital channels.
The following table provides a summary of the Company’s credit card loan balances disaggregated based upon updated credit score at September 30, 2024:

Percent of Total(a)
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
Accruing loans 90 days or more past due totaled $738 million at September 30, 2024, compared with $698 million at December 31, 2023. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.20 percent at September 30, 2024 and 0.19 percent at December 31, 2023.

U.S. Bancorp	11

TABLE 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due	September 30, 2024	December 31, 2023
Commercial
Commercial	.07%	.09%
Lease financing	—	—
Total commercial	.07	.09
Commercial Real Estate
Commercial mortgages	—	—
Construction and development	.08	.03
Total commercial real estate	.02	.01
Residential Mortgages(a)	.15	.12
Credit Card	1.36	1.31
Other Retail
Retail leasing	.05	.05
Home equity and second mortgages	.25	.26
Other	.11	.11
Total other retail	.14	.15
Total loans	.20%	.19%

90 days or more past due and nonperforming loans	September 30, 2024	December 31, 2023
Commercial	.51%	.37%
Commercial real estate	1.85	1.46
Residential mortgages(a)	.28	.25
Credit card	1.36	1.31
Other retail	.48	.46
Total loans	.68%	.57%
(a)Delinquent loan ratios exclude $2.0 billion at September 30, 2024 and December 31, 2023, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due and nonperforming to total residential mortgages was 1.97 percent at September 30, 2024, and 2.00 percent at December 31, 2023.

12	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Residential Mortgages(a)
30-89 days	$171	$169	.14%	.15%
90 days or more	179	136	.15	.12
Nonperforming	154	158	.13	.14
Total	$504	$463	.43	.40
Credit Card
30-89 days	$426	$406	1.47	1.42
90 days or more	396	375	1.36	1.31
Nonperforming	—	—	—	—
Total	$822	$781	2.83	2.73
Other Retail
Retail Leasing
30-89 days	$21	$25	.52	.60
90 days or more	2	2	.05	.05
Nonperforming	8	8	.20	.19
Total	$31	$35	.77	.85
Home Equity and Second Mortgages
30-89 days	$63	$77	.47	.59
90 days or more	33	34	.25	.26
Nonperforming	119	113	.89	.87
Total	$215	$224	1.61	1.72
Other(b)
30-89 days	$138	$176	.54	.65
90 days or more	27	31	.11	.11
Nonperforming	18	17	.07	.06
Total	$183	$224	.72	.82
(a)Excludes $607 million of loans 30-89 days past due and $2.0 billion of loans 90 days or more past due at September 30, 2024, purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that continue to accrue interest, compared with $595 million and $2.0 billion at December 31, 2023, respectively.
(b)Includes revolving credit, installment and automobile loans.
Modified Loans In certain circumstances, the Company may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or other concessionary modification of loan terms that would otherwise not be considered.
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
Nonperforming Assets The level of nonperforming assets represents another indicator of the Company’s risk within the loan portfolio. Nonperforming assets include nonaccrual loans, modified loans not performing in accordance with modified terms and not accruing interest, modified loans that have not met the performance period required to return to accrual status, other real estate owned (“OREO”) and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are generally applied against the principal balance and not recorded as income. However, interest income may be recognized for interest payments received if the remaining carrying amount of the loan is believed to be collectible.
At September 30, 2024, total nonperforming assets were $1.8 billion, compared to $1.5 billion at December 31, 2023. The $354 million (23.7 percent) increase in nonperforming assets was primarily due to higher nonperforming commercial and commercial real estate loans, including the commercial real estate office sector. Office nonperforming loans as a percent of total office loans increased to 12.1 percent at September 30, 2024, compared to 7.6 percent at December 31, 2023. The ratio of total nonperforming assets to total loans and other real estate was 0.49 percent at September 30, 2024, compared with 0.40 percent at December 31, 2023.
OREO was $21 million at September 30, 2024, compared with $26 million at December 31, 2023, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

14	U.S. Bancorp

TABLE 6	Nonperforming Assets(a)

(Dollars in Millions)	September 30, 2024	December 31, 2023
Commercial
Commercial	$560	$349
Lease financing	25	27
Total commercial	585	376
Commercial Real Estate
Commercial mortgages	853	675
Construction and development	72	102
Total commercial real estate	925	777
Residential Mortgages(b)	154	158
Credit Card	—	—
Other Retail
Retail leasing	8	8
Home equity and second mortgages	119	113
Other	18	17
Total other retail	145	138
Total nonperforming loans(1)	1,809	1,449
Other Real Estate(c)	21	26
Other Assets	18	19
Total nonperforming assets	$1,848	$1,494
Accruing loans 90 days or more past due(b)	$738	$698
Period-end loans(2)	$374,164	$373,835
Nonperforming loans to total loans(1)/(2)	.48%	.39%
Nonperforming assets to total loans plus other real estate(c)	.49%	.40%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2023	$1,155	$339	$1,494
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	1,229	146	1,375
Advances on loans	21	1	22
Total additions	1,250	147	1,397
Reductions in nonperforming assets
Paydowns, payoffs	(386)	(38)	(424)
Net sales	(7)	(23)	(30)
Return to performing status	(107)	(69)	(176)
Charge-offs(d)	(393)	(20)	(413)
Total reductions	(893)	(150)	(1,043)
Net additions to (reductions in) nonperforming assets	357	(3)	354
Balance September 30, 2024	$1,512	$336	$1,848
(a)Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)Excludes $2.0 billion at September 30, 2024 and December 31, 2023, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(c)Foreclosed GNMA loans of $47 million at September 30, 2024 and December 31, 2023, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(d)Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	15

TABLE 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30
	2024			2023
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$128,979	$139.43%		$130,415	$86.26%
Lease financing	4,159	8.77		4,305	6.55
Total commercial	133,138	147.44		134,720	92.27
Commercial Real Estate
Commercial mortgages	40,343	69.68		42,665	49.46
Construction and development	11,111	1.04		11,588	—	—
Total commercial real estate	51,454	70.54		54,253	49.36
Residential Mortgages	117,559	(3)	(.01)	114,627	(3)	(.01)
Credit Card	28,994	299	4.10	26,883	220	3.25
Other Retail
Retail leasing	4,088	5.49		4,436	2.18
Home equity and second mortgages	13,239	(1)	(.03)	12,809	1.03
Other	25,598	47.73		29,149	59.80
Total other retail	42,925	51.47		46,394	62.53
Total loans	$374,070	$564.60%		$376,877	$420.44%

	Nine Months Ended September 30
	2024			2023
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$128,582	$383.40%		$131,777	$215.22%
Lease financing	4,167	23.74		4,382	14.43
Total commercial	132,749	406.41		136,159	229.22
Commercial Real Estate
Commercial mortgages	40,918	119.39		43,165	190.59
Construction and development	11,339	8.09		11,758	2.02
Total commercial real estate	52,257	127.32		54,923	192.47
Residential Mortgages	116,563	(7)	(.01)	116,167	110.13
Credit Card	28,430	910	4.28	26,171	594	3.03
Other Retail
Retail leasing	4,118	13.42		4,832	4.11
Home equity and second mortgages	13,092	(2)	(.02)	12,779	(1)	(.01)
Other	26,069	143.73		33,081	314	1.27
Total other retail	43,279	154.48		50,692	317.84
Total loans	$373,278	$1,590.57%		$384,112	$1,442.50%
Analysis of Loan Net Charge-offs Total loan net charge-offs were $564 million for the third quarter of 2024, compared with $420 million for the third quarter of 2023. The increase reflected higher credit card, commercial and commercial real estate loan net charge-offs. Total loan net charge-offs were $1.6 billion for the first nine months of 2024, compared with $1.4 billion for the first nine months of 2023, reflecting higher credit card and commercial loan net charge-offs in the current year, partially offset by the impacts in the prior year of charge-offs on acquired loans and charge-offs related to balance sheet repositioning and capital management actions. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2024 was 0.60 percent and 0.57 percent, respectively,

16	U.S. Bancorp

compared with 0.44 percent and 0.50 percent, respectively, for the same periods of 2023.
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
For loans and leases that do not share similar risk characteristics with a pool of loans, the Company establishes individually assessed reserves. Reserves for individual commercial nonperforming loans greater than $5 million in the commercial lending segment are analyzed utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans as appropriate.
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
When a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered PCD. An allowance is established for each population and considers product mix, risk characteristics of the portfolio and delinquency status and refreshed LTV ratios when possible. PCD loans also consider whether the loan has experienced a charge-off, bankruptcy or significant deterioration since origination. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company had a total net book balance of $2.7 billion of PCD loans, primarily related to the MUB acquisition, included in its loan portfolio at September 30, 2024.
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

U.S. Bancorp	17

the Company’s allowance for credit losses for each loan portfolio.
Although the Company determined the amount of each element of the allowance separately and considers this process to be an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses can vary significantly from the estimated amounts.
At September 30, 2024, the allowance for credit losses was $7.9 billion, compared with an allowance of $7.8 billion at December 31, 2023. The $88 million (1.1 percent) increase in the allowance for credit losses at September 30, 2024, compared with December 31, 2023, was primarily driven by credit migration in consumer and small business cards and portfolio growth. The Company continued to monitor economic uncertainty related to interest rates, inflationary pressures and other economic factors that may affect the financial strength of corporate and consumer borrowers. The Company also continued to monitor the commercial real estate office portfolio and has maintained an allowance to loan coverage ratio of over 10 percent at September 30, 2024 and December 31, 2023. In addition to these broad economic factors, expected loss estimates considered various factors including customer specific information impacting changes in risk ratings, projected delinquencies and the impact of economic deterioration on selected borrowers’ liquidity and ability to repay.
The ratio of the allowance for credit losses to period-end loans was 2.12 percent at September 30, 2024, compared with 2.10 percent at December 31, 2023. The ratio of the allowance for credit losses to nonperforming loans was 438 percent at September 30, 2024, compared with 541 percent at December 31, 2023. The ratio of the allowance for credit losses to annualized loan net charge-offs was 353 percent at September 30, 2024, compared with 411 percent of full year 2023 net charge-offs at December 31, 2023.
The allowance for credit losses related to commercial lending segment loans increased $24 million during the first nine months of 2024, reflecting credit downgrades in commercial and commercial real estate portfolios, partially offset by reduced portfolio exposures.
The allowance for credit losses related to consumer lending segment loans increased $64 million during the first nine months of 2024, due to credit migration in credit card portfolios, partially offset by favorability in residential real estate secured portfolios related to strength in home values.
Economic conditions considered in estimating the allowance for credit losses at September 30, 2024 included changes in projected gross domestic product and unemployment levels. These factors were evaluated through a combination of quantitative calculations using multiple economic scenarios and additional qualitative assessments that considered the degree of economic uncertainty in the current environment. The projected unemployment rates for 2024 considered in the estimate ranged from 3.6 percent to 6.2 percent.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
United States unemployment rate for the three months ending(a)
September 30, 2024	4.2%	4.0%
December 31, 2024	4.3	4.0
September 30, 2025	4.4	4.1
United States real gross domestic product for the three months ending(b)
September 30, 2024	2.2%	1.1%
December 31, 2024	1.9	1.3
September 30, 2025	1.7	1.8
(a)Reflects quarterly average of forecasted reported United States unemployment rate.
(b)Reflects year-over-year growth rates.

18	U.S. Bancorp

TABLE 8	Summary of Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2024	2023	2024	2023
Balance at beginning of period	$7,934	$7,695	$7,839	$7,404
Change in accounting principle(a)	—	—	—	(62)
Allowance for acquired credit losses(b)	—	—	—	127
Charge-Offs
Commercial
Commercial	155	102	455	261
Lease financing	10	8	29	22
Total commercial	165	110	484	283
Commercial real estate
Commercial mortgages	79	51	144	203
Construction and development	1	—	8	2
Total commercial real estate	80	51	152	205
Residential mortgages	3	1	10	126
Credit card	347	259	1,042	716
Other retail
Retail leasing	8	5	23	13
Home equity and second mortgages	2	5	7	10
Other	64	77	198	379
Total other retail	74	87	228	402
Total charge-offs(c)	669	508	1,916	1,732
Recoveries
Commercial
Commercial	16	16	72	46
Lease financing	2	2	6	8
Total commercial	18	18	78	54
Commercial real estate
Commercial mortgages	10	2	25	13
Construction and development	—	—	—	—
Total commercial real estate	10	2	25	13
Residential mortgages	6	4	17	16
Credit card	48	39	132	122
Other retail
Retail leasing	3	3	10	9
Home equity and second mortgages	3	4	9	11
Other	17	18	55	65
Total other retail	23	25	74	85
Total recoveries	105	88	326	290
Net Charge-Offs
Commercial
Commercial	139	86	383	215
Lease financing	8	6	23	14
Total commercial	147	92	406	229
Commercial real estate
Commercial mortgages	69	49	119	190
Construction and development	1	—	8	2
Total commercial real estate	70	49	127	192
Residential mortgages	(3)	(3)	(7)	110
Credit card	299	220	910	594
Other retail
Retail leasing	5	2	13	4
Home equity and second mortgages	(1)	1	(2)	(1)
Other	47	59	143	314
Total other retail	51	62	154	317
Total net charge-offs	564	420	1,590	1,442
Provision for credit losses(d)	557	515	1,678	1,763
Balance at end of period	$7,927	$7,790	$7,927	$7,790
Components
Allowance for loan losses	$7,560	$7,218
Liability for unfunded credit commitments	367	572
Total allowance for credit losses(1)	$7,927	$7,790
Period-end loans(2)	$374,164	$375,234
Nonperforming loans(3)	1,809	1,267
Allowance for Credit Losses as a Percentage of
Period-end loans(1)/(2)	2.12%	2.08%
Nonperforming loans(1)/(3)	438	615
Nonperforming and accruing loans 90 days or more past due	311	424
Nonperforming assets	429	595
Annualized net charge-offs	353	468
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

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2024, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2023. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for further discussion on residual value risk management.
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
Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, deposit behavior, pricing and funding decisions. From December 31, 2023 to September 30, 2024, interest rate sensitivity to higher rates decreased, primarily due to deposit migration into higher yielding products. As of September 30, 2024, the Company is relatively neutral to further parallel upward moves in interest rates while the sensitivity to lower rates has improved driven by the projected repricing of the deposit portfolio in declining rate scenarios. While the Company utilizes models and assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. For larger interest rate shock scenarios, mortgage assets and deposits are expected to behave in a non-linear manner resulting in varying impacts to net interest income in those scenarios.

20	U.S. Bancorp

TABLE 9	Sensitivity of Net Interest Income

	September 30, 2024				December 31, 2023
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Gradual	Up 200 bps Gradual
Net interest income	.06%	.21%	.52%	(.38)%	(.19)%	.71%	(.15)%	.91%
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
In addition, the Company enters into interest rate, foreign exchange and commodity derivative contracts to support the business requirements of its customers (customer-related positions). The Company minimizes the market, funding and liquidity risks of customer-related positions by either entering into similar offsetting positions with broker-dealers, or on a portfolio basis by entering into other derivative or non-derivative financial instruments that partially or fully offset the exposure from these customer-related positions. The Company may enter into derivative contracts that are either exchange-traded, centrally cleared through clearinghouses or over-the-counter. The Company does not utilize derivatives for speculative purposes.
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
The average, high, low and period-end one-day VaR amounts for the Company’s Covered Positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2024	2023
Average	$3	$4
High	4	7
Low	2	3
Period-end	3	3
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the nine months ended September 30, 2024 and 2023. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and period-end one-day Stressed VaR amounts for the Company’s Covered Positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2024	2023
Average	$10	$11
High	16	16
Low	7	6
Period-end	11	7
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
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2024	2023
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$1
High	3	2
Low	1	—
Mortgage Servicing Rights and Related Hedges
Average	$2	$8
High	3	12
Low	1	2
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

22	U.S. Bancorp

access secured borrowing facilities through the FHLB and Federal Reserve Bank.
The following table summarizes the Company’s total available liquidity from on-balance sheet and off-balance sheet funding sources:

(Dollars in Millions)	September 30, 2024	December 31, 2023
Cash held at the Federal Reserve Bank and other central banks	$65,055	$52,403
Available investment securities	74,736	34,220
Borrowing capacity from the Federal Reserve Bank and FHLB	161,380	215,763
Total available liquidity	$301,171	$302,386
Borrowing capacity from the Federal Reserve Bank and FHLB declined from December 31, 2023 to September 30, 2024 primarily due to the expiration of the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”). This decline was partially offset by an increase in available investment securities as a portion of the securities previously pledged through the BTFP were made available for sale or pledging.
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $521.1 billion at September 30, 2024, compared with $512.3 billion at December 31, 2023. Average noninterest-bearing deposit balances for the third quarter of 2024 decreased 17.0 percent and 3.0 percent compared with the third quarter of 2023 and second quarter of 2024, respectively, reflecting the shift of noninterest-bearing balances into interest-bearing deposit products resulting from the higher interest rate environment. The decrease from the second quarter of 2024 reflected a slowing shift into interest-bearing deposits as the Company continued to emphasize relationship-based deposit generation. Average total deposits for both the third quarter of 2024 and third quarter of 2023 funded approximately 77 percent of the Company’s total assets for these same periods. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $54.8 billion at September 30, 2024, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $23.7 billion at September 30, 2024, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At September 30, 2024, parent company long-term debt outstanding was $35.1 billion, compared with $34.3 billion at December 31, 2023. The increase was primarily due to $6.1 billion of medium-term note issuances, partially offset by $4.6 billion of medium-term note and $1.0 billion of subordinated note repayments. As of September 30, 2024, there was no parent company debt scheduled to mature in the remainder of 2024. Future debt maturities may be met through medium-term note and capital security issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires large banking organizations to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. For the three months ended September 30, 2024 and December 31, 2023, the Company’s average daily LCR was 106.9 percent and 109.2 percent, respectively. The Company was compliant with this requirement for both of these periods.
The Company is also subject to a regulatory Net Stable Funding Ratio (“NSFR”) requirement which requires large banking organizations to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year time horizon. The Company was compliant with this requirement at September 30, 2024 and December 31, 2023.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for further discussion on liquidity risk management.
European Exposures The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 3 percent of the Company’s total net revenue for the three and nine months ended September 30, 2024. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2024, the Company had an aggregate amount on deposit with European banks of approximately $7.6 billion, predominately with the Central Bank of Ireland and Bank of England.
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
Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. To achieve its capital goals, the Company employs a variety of capital management tools, including dividends, common share repurchases, and the issuance of subordinated debt, non-cumulative perpetual preferred stock, common stock and other capital instruments. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2022, the Company began to phase into its regulatory capital requirements the cumulative deferred impact of its 2020 adoption of the accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology plus 25 percent of its quarterly credit reserve increases during 2020 and 2021. This cumulative deferred impact will continue to be phased into the Company’s regulatory capital during 2024, culminating with a fully phased in regulatory capital calculation beginning in 2025. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at September 30, 2024 and December 31, 2023. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
In July 2023, the U.S. federal bank regulatory authorities proposed a rule to refine the Basel III capital framework for financial institutions. The proposal incorporates elements of the international Basel Committee’s post-crisis reforms, including the Fundamental Review of the Trading Book to replace the existing market risk rule, and introduces new standardized approaches for credit risk, operational risk and credit valuation adjustment (CVA) risk. The proposal’s finalization could revise the risk-based capital measures applicable to the Company. The proposed effective date is July 1, 2025, with a three-year period to transition the effects of the proposal.
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with transitional regulatory capital requirements related to the CECL methodology under the standardized approach, was 5.7 percent and 8.6 percent, respectively, at September 30, 2024, compared with 5.3 percent and 7.7 percent, respectively, at December 31, 2023. In addition, the Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology, was 10.5 percent at September 30, 2024, compared with 9.7 percent at December 31, 2023. Refer to “Non-GAAP Financial Measures” beginning on page 29 for further information on these other capital ratios.

TABLE 10	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2024	December 31, 2023
Basel III standardized approach:
Common equity tier 1 capital	$47,164	$44,947
Tier 1 capital	54,416	52,199
Total risk-based capital	63,625	61,921
Risk-weighted assets	447,476	453,390

Common equity tier 1 capital as a percent of risk-weighted assets(a)	10.5%	9.9%
Tier 1 capital as a percent of risk-weighted assets	12.2	11.5
Total risk-based capital as a percent of risk-weighted assets	14.2	13.7
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.3	8.1
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	6.8	6.6
(a)The Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology, was 10.5 percent at September 30, 2024, compared with 9.7 percent at December 31, 2023. See Non-GAAP Financial Measures beginning on page 29.

24	U.S. Bancorp

Total U.S. Bancorp shareholders’ equity was $58.9 billion at September 30, 2024, compared with $55.3 billion at December 31, 2023. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss), partially offset by dividends paid.
The Company announced on September 12, 2024 that its Board of Directors authorized a share repurchase program to repurchase up to $5.0 billion of its common stock, effective September 13, 2024. This share repurchase program replaced the previous share repurchase program announced on December 22, 2020, which was terminated effective on September 12, 2024. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with regulatory requirements.
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company or any affiliated purchaser during the third quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
July	8,293	$44.46	8,293	$1,263
August	4,860	43.89	4,860	1,263
September	624	45.75	624	5,000
Total	13,777	$44.32	13,777	$5,000

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
Wealth, Corporate, Commercial and Institutional Banking Wealth, Corporate, Commercial and Institutional Banking provides core banking, specialized lending, transaction and payment processing, capital markets, asset management, and brokerage and investment related services to wealth, middle market, large corporate, government and institutional clients. Wealth, Corporate, Commercial and Institutional Banking contributed $1.2 billion of the Company’s net income in the third quarter and $3.5 billion in the first nine months of 2024, or an increase of $4 million (0.3 percent) and a decrease of $25 million (0.7 percent), respectively, compared with the same periods of 2023.
Net revenue decreased $12 million (0.4 percent) in the third quarter and increased $94 million (1.0 percent) in the first nine months of 2024, compared with the same periods of 2023. Net interest income, on a taxable-equivalent basis, decreased $127 million (6.3 percent) in the third quarter and $173 million (2.9 percent) in the first nine months of 2024, compared with the same periods of 2023, primarily due to lower noninterest-bearing deposit balances, partially offset by the impact of higher interest rates. Noninterest income increased $115 million (11.2 percent) in the third quarter and $267 million (8.6 percent) in the first nine months of 2024, compared with the same periods of 2023, primarily due to higher commercial products revenue and trust and investment management fees, both driven by business growth and favorable market conditions.
Noninterest expense increased $24 million (1.8 percent) in the third quarter of 2024, compared with the third quarter of 2023, primarily due to higher net shared services expense. Noninterest expense increased $62 million (1.5 percent) in the first nine months of 2024, compared with the first nine months of 2023, primarily due to higher compensation and employee benefits expense. The provision for credit losses decreased $42 million (30.9 percent) in the third quarter of 2024, compared with the third quarter of 2023, primarily due to stable credit quality in the current quarter. The provision for credit losses increased $64 million (23.6 percent) in the first nine months of 2024, compared with the first nine months of 2023, primarily due to higher net charge-offs, partially offset by slower credit deterioration in the first nine months of 2024.
Consumer and Business Banking Consumer and Business Banking comprises consumer banking, small business banking and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, online services, direct mail, ATM processing, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners. Consumer and Business Banking contributed $476 million of the Company’s net income in the third quarter and $1.4 billion in the first nine months of 2024, or decreases of $89 million (15.8 percent) and $617 million (30.3 percent), respectively, compared with the same periods of 2023.
Net revenue decreased $144 million (5.8 percent) in the third quarter and $1.0 billion (12.7 percent) in the first nine months of 2024, compared with the same periods of 2023. Net

U.S. Bancorp	25

interest income, on a taxable-equivalent basis, decreased $111 million (5.4 percent) in the third quarter and $993 million (14.8 percent) in the first nine months of 2024, compared with the same periods of 2023, due to the impact of deposit mix and pricing. Noninterest income decreased $33 million (7.6 percent) in the third quarter and $26 million (2.1 percent) in the first nine months of 2024, compared with the same periods of 2023, primarily due to lower service charges, partially offset by higher mortgage banking revenue driven by higher gain on sale margins.
Noninterest expense decreased $36 million (2.1 percent) in the third quarter and $269 million (5.1 percent) in the first nine months of 2024, compared with the same periods of 2023, primarily due to lower compensation and employee benefits expense and net shared services expense. The provision for credit losses increased $11 million in the third quarter and $72 million in the first nine months of 2024, compared with the same periods of 2023, primarily due to higher net charge-offs.
Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services and merchant processing. Payment Services contributed $277 million of the Company’s net income in the third quarter and $792 million in the first nine months of 2024, or an increase of $54 million (24.2 percent) and a decrease of $75 million (8.7 percent), respectively, compared with the same periods of 2023.
Net revenue increased $98 million (5.8 percent) in the third quarter and $289 million (5.8 percent) in the first nine months of 2024, compared with the same periods of 2023. Net interest income, on a taxable-equivalent basis, increased $64 million (9.7 percent) in the third quarter and $169 million (8.7 percent) in the first nine months of 2024, compared with the same periods of 2023, primarily due to higher loan yields driven by higher interest rates and customer revolve rates, along with higher loan balances, partially offset by higher funding costs. Noninterest income increased $34 million (3.3 percent) in the third quarter and $120 million (4.0 percent) in the first nine months of 2024, compared with the same periods of 2023, driven by higher card revenue due to favorable rates, and higher merchant processing services revenue due to business volume growth and favorable rates.
Noninterest expense increased $20 million (2.0 percent) in the third quarter and $169 million (5.9 percent) in the first nine months of 2024, compared with the same periods of 2023, reflecting higher net shared services expense. The provision for credit losses increased $5 million (1.3 percent) in the third quarter and $218 million (23.4 percent) in the first nine months of 2024, compared with the same periods of 2023, primarily due to higher net charge-offs.
Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business lines, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net losses of $226 million in the third quarter and $1.0 billion in the first nine months of
2024, compared with net losses of $448 million and $1.8 billion, respectively, in the same periods of 2023.
Net revenue decreased $110 million (53.7 percent) in the third quarter and $300 million (52.1 percent) in the first nine months of 2024, compared with the same periods of 2023. Net interest income, on a taxable-equivalent basis, increased $72 million (15.5 percent) in the third quarter of 2024, compared with the third quarter of 2023, primarily due to higher yields on the investment securities portfolio, partially offset by higher funding costs. Net interest income, on a taxable-equivalent basis, decreased $155 million (13.3 percent) in the first nine months of 2024, compared with the first nine months of 2023, primarily due to higher funding costs, partially offset by higher yields on the investment securities portfolio and cash balances. Noninterest income decreased $182 million (69.7 percent) in the third quarter and $145 million (24.7 percent) in the first nine months of 2024, compared with the same periods of 2023, primarily due to higher net losses on the sales of investment securities and a decrease in other revenue. The decrease in noninterest income in the first nine months of 2024, compared with the first nine months of 2023, was partially offset by a gain on the sale of mortgage servicing rights during the second quarter of 2024.
Noninterest expense decreased $334 million (72.1 percent) in the third quarter and $739 million (50.5 percent) in the first nine months of 2024, compared with the same periods of 2023, primarily due to lower merger and integration charges and lower other noninterest expense, partially offset by higher higher compensation and employee benefits expense. The decrease in noninterest expense in the first nine months of 2024, compared with the first nine months of 2023, was further offset by the impact of the FDIC special assessment in the current year. The provision for credit losses increased $68 million in the third quarter of 2024, compared with the third quarter of 2023, primarily due to the impact of continued economic uncertainty not allocated to business line reserves. The provision for credit losses decreased $439 million (83.0 percent) in the first nine months of 2024, compared with the first nine months of 2023, primarily due to balance sheet repositioning and capital management actions in the prior year.
Income taxes are assessed to each line of business at a managerial tax rate of 25.0 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

26	U.S. Bancorp

TABLE 11	Line of Business Financial Performance

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Three Months Ended September 30 (Dollars in Millions)	2024	2023	Percent Change	2024	2023	Percent Change	2024	2023	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,896	$2,023	(6.3)%	$1,937	$2,048	(5.4)%	$727	$663	9.7%
Noninterest income	1,145	1,030	11.2	401	434	(7.6)	1,073	1,039	3.3
Total net revenue	3,041	3,053	(.4)	2,338	2,482	(5.8)	1,800	1,702	5.8
Noninterest expense	1,364	1,340	1.8	1,685	1,721	(2.1)	1,026	1,006	2.0
Income (loss) before provision and income taxes	1,677	1,713	(2.1)	653	761	(14.2)	774	696	11.2
Provision for credit losses	94	136	(30.9)	18	7	*	404	399	1.3
Income (loss) before income taxes	1,583	1,577.4		635	754	(15.8)	370	297	24.6
Income taxes and taxable-equivalent adjustment	396	394.5		159	189	(15.9)	93	74	25.7
Net income (loss)	1,187	1,183.3		476	565	(15.8)	277	223	24.2
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$1,187	$1,183.3		$476	$565	(15.8)	$277	$223	24.2
Average Balance Sheet
Loans	$171,833	$175,700	(2.2)	$155,304	$157,458	(1.4)	$41,653	$38,954	6.9
Goodwill	4,825	4,638	4.0	4,326	4,515	(4.2)	3,370	3,333	1.1
Other intangible assets	955	921	3.7	4,405	5,154	(14.5)	266	340	(21.8)
Assets	200,199	203,910	(1.8)	168,937	174,883	(3.4)	47,199	44,774	5.4
Noninterest-bearing deposits	54,263	66,055	(17.9)	20,781	25,561	(18.7)	2,653	2,796	(5.1)
Interest-bearing deposits	215,604	210,041	2.6	200,897	192,725	4.2	95	101	(5.9)
Total deposits	269,867	276,096	(2.3)	221,678	218,286	1.6	2,748	2,897	(5.1)
Total U.S. Bancorp shareholders’ equity	21,277	22,839	(6.8)	14,247	15,770	(9.7)	9,959	9,442	5.5

	Treasury and Corporate Support			Consolidated Company
Three Months Ended September 30 (Dollars in Millions)	2024	2023	Percent Change	2024	2023	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(394)	$(466)	15.5%	$4,166	$4,268	(2.4)%
Noninterest income	79	261	(69.7)	2,698	2,764	(2.4)
Total net revenue	(315)	(205)	(53.7)	6,864	7,032	(2.4)
Noninterest expense	129	463	(72.1)	4,204	4,530	(7.2)
Income (loss) before provision and income taxes	(444)	(668)	33.5	2,660	2,502	6.3
Provision for credit losses	41	(27)	*	557	515	8.2
Income (loss) before income taxes	(485)	(641)	24.3	2,103	1,987	5.8
Income taxes and taxable-equivalent adjustment	(267)	(194)	(37.6)	381	463	(17.7)
Net income (loss)	(218)	(447)	51.2	1,722	1,524	13.0
Net (income) loss attributable to noncontrolling interests	(8)	(1)	*	(8)	(1)	*
Net income (loss) attributable to U.S. Bancorp	$(226)	$(448)	49.6	$1,714	$1,523	12.5
Average Balance Sheet
Loans	$5,280	$4,765	10.8	$374,070	$376,877	(.7)
Goodwill	—	—	—	12,521	12,486.3
Other intangible assets	9	10	(10.0)	5,635	6,425	(12.3)
Assets	248,305	240,432	3.3	664,640	663,999.1
Noninterest-bearing deposits	3,242	3,112	4.2	80,939	97,524	(17.0)
Interest-bearing deposits	11,222	11,900	(5.7)	427,818	414,767	3.1
Total deposits	14,464	15,012	(3.7)	508,757	512,291	(.7)
Total U.S. Bancorp shareholders’ equity	12,800	5,766	*	58,283	53,817	8.3
*Not meaningful

U.S. Bancorp	27

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Nine Months Ended September 30 (Dollars in Millions)	2024	2023	Percent Change	2024	2023	Percent Change	2024	2023	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$5,711	$5,884	(2.9)%	$5,737	$6,730	(14.8)%	$2,102	$1,933	8.7%
Noninterest income	3,387	3,120	8.6	1,239	1,265	(2.1)	3,146	3,026	4.0
Total net revenue	9,098	9,004	1.0	6,976	7,995	(12.7)	5,248	4,959	5.8
Noninterest expense	4,135	4,073	1.5	4,977	5,246	(5.1)	3,040	2,871	5.9
Income (loss) before provision and income taxes	4,963	4,931.6		1,999	2,749	(27.3)	2,208	2,088	5.7
Provision for credit losses	335	271	23.6	102	30	*	1,151	933	23.4
Income (loss) before income taxes	4,628	4,660	(.7)	1,897	2,719	(30.2)	1,057	1,155	(8.5)
Income taxes and taxable-equivalent adjustment	1,158	1,165	(.6)	475	680	(30.1)	265	288	(8.0)
Net income (loss)	3,470	3,495	(.7)	1,422	2,039	(30.3)	792	867	(8.7)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$3,470	$3,495	(.7)	$1,422	$2,039	(30.3)	$792	$867	(8.7)
Average Balance Sheet
Loans	$172,249	$177,161	(2.8)	$155,073	$164,050	(5.5)	$40,766	$37,942	7.4
Goodwill	4,825	4,634	4.1	4,326	4,514	(4.2)	3,343	3,326.5
Other intangible assets	1,007	972	3.6	4,611	5,378	(14.3)	282	361	(21.9)
Assets	200,912	203,442	(1.2)	168,954	181,735	(7.0)	46,707	43,926	6.3
Noninterest-bearing deposits	56,650	73,789	(23.2)	21,068	33,599	(37.3)	2,716	3,052	(11.0)
Interest-bearing deposits	213,572	201,805	5.8	200,719	182,267	10.1	96	104	(7.7)
Total deposits	270,222	275,594	(1.9)	221,787	215,866	2.7	2,812	3,156	(10.9)
Total U.S. Bancorp shareholders’ equity	21,506	22,249	(3.3)	14,552	16,246	(10.4)	9,955	9,181	8.4

	Treasury and Corporate Support			Consolidated Company
Nine Months Ended September 30 (Dollars in Millions)	2024	2023	Percent Change	2024	2023	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(1,317)	$(1,162)	(13.3)%	$12,233	$13,385	(8.6)%
Noninterest income	441	586	(24.7)	8,213	7,997	2.7
Total net revenue	(876)	(576)	(52.1)	20,446	21,382	(4.4)
Noninterest expense	725	1,464	(50.5)	12,877	13,654	(5.7)
Income (loss) before provision and income taxes	(1,601)	(2,040)	21.5	7,569	7,728	(2.1)
Provision for credit losses	90	529	(83.0)	1,678	1,763	(4.8)
Income (loss) before income taxes	(1,691)	(2,569)	34.2	5,891	5,965	(1.2)
Income taxes and taxable-equivalent adjustment	(666)	(765)	12.9	1,232	1,368	(9.9)
Net income (loss)	(1,025)	(1,804)	43.2	4,659	4,597	1.3
Net (income) loss attributable to noncontrolling interests	(23)	(15)	(53.3)	(23)	(15)	(53.3)
Net income (loss) attributable to U.S. Bancorp	$(1,048)	$(1,819)	42.4	$4,636	$4,582	1.2
Average Balance Sheet
Loans	$5,190	$4,959	4.7	$373,278	$384,112	(2.8)
Goodwill	—	—	—	12,494	12,474.2
Other intangible assets	9	19	(52.6)	5,909	6,730	(12.2)
Assets	244,790	238,378	2.7	661,363	667,481	(.9)
Noninterest-bearing deposits	2,606	3,116	(16.4)	83,040	113,556	(26.9)
Interest-bearing deposits	11,149	8,901	25.3	425,536	393,077	8.3
Total deposits	13,755	12,017	14.5	508,576	506,633.4
Total U.S. Bancorp shareholders’ equity	10,653	5,764	84.8	56,666	53,440	6.0
*Not meaningful

28	U.S. Bancorp

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
The following tables show the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	September 30, 2024	December 31, 2023
Total equity	$59,321	$55,771
Preferred stock	(6,808)	(6,808)
Noncontrolling interests	(462)	(465)
Goodwill (net of deferred tax liability)(a)	(11,540)	(11,480)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,944)	(2,278)
Tangible common equity(1)	38,567	34,740

Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation	47,164	44,947
Adjustments(b)	(433)	(866)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology(2)	46,731	44,081

Total assets	686,469	663,491
Goodwill (net of deferred tax liability)(a)	(11,540)	(11,480)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,944)	(2,278)
Tangible assets(3)	672,985	649,733

Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company(4)	447,476	453,390
Adjustments(c)	(368)	(736)
Risk-weighted assets, reflecting the full implementation of the CECL methodology(5)	447,108	452,654
Ratios
Tangible common equity to tangible assets(1)/(3)	5.7%	5.3%
Tangible common equity to risk-weighted assets(1)/(4)	8.6	7.7
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology(2)/(5)	10.5	9.7
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(b)Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(c)Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.

U.S. Bancorp	29

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2024	2023	2024	2023
Net interest income	$4,135	$4,236	$12,143	$13,285
Taxable-equivalent adjustment(a)	31	32	90	100
Net interest income, on a taxable-equivalent basis	4,166	4,268	12,233	13,385

Net interest income, on a taxable-equivalent basis (as calculated above)	4,166	4,268	12,233	13,385
Noninterest income	2,698	2,764	8,213	7,997
Less: Securities gains (losses), net	(119)	—	(153)	(29)
Total net revenue, excluding net securities gains (losses)(1)	6,983	7,032	20,599	21,411

Noninterest expense(2)	4,204	4,530	12,877	13,654

Efficiency ratio(1)/(2)	60.2%	64.4%	62.5%	63.8%
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

30	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$73,562	$61,192
Investment securities
Held-to-maturity (fair value $71,415 and $74,088, respectively)	80,025	84,045
Available-for-sale ($313 and $338 pledged as collateral, respectively)(a)	81,704	69,706
Loans held for sale (including $2,887 and $2,011 of mortgage loans carried at fair value, respectively)	3,211	2,201
Loans
Commercial	133,638	131,881
Commercial real estate	50,619	53,455
Residential mortgages	118,034	115,530
Credit card	29,037	28,560
Other retail	42,836	44,409
Total loans	374,164	373,835
Less allowance for loan losses	(7,560)	(7,379)
Net loans	366,604	366,456
Premises and equipment	3,585	3,623
Goodwill	12,573	12,489
Other intangible assets	5,488	6,084
Other assets (including $7,490 and $3,548 of trading securities at fair value pledged as collateral, respectively)(a)	59,717	57,695
Total assets	$686,469	$663,491

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$86,838	$89,989
Interest-bearing (including $7,655 and $2,818 of time deposits carried at fair value, respectively)	434,293	422,323
Total deposits	521,131	512,312
Short-term borrowings	23,708	15,279
Long-term debt	54,839	51,480
Other liabilities	27,470	28,649
Total liabilities	627,148	607,720
Shareholders’ equity
Preferred stock	6,808	6,808
Common stock, $.01 par value per share, authorized: 4,000,000,000 shares; issued: 9/30/24 and 12/31/23—2,125,725,742 shares	21	21
Capital surplus	8,729	8,673
Retained earnings	76,057	74,026
Less cost of common stock in treasury: 9/30/24—565,004,098 shares; 12/31/23—567,732,687 shares	(24,010)	(24,126)
Accumulated other comprehensive income (loss)	(8,746)	(10,096)
Total U.S. Bancorp shareholders’ equity	58,859	55,306
Noncontrolling interests	462	465
Total equity	59,321	55,771
Total liabilities and equity	$686,469	$663,491
(a)Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Interest Income
Loans	$5,862	$5,700	$17,335	$16,582
Loans held for sale	45	42	123	111
Investment securities	1,316	1,152	3,785	3,303
Other interest income	863	860	2,592	2,248
Total interest income	8,086	7,754	23,835	22,244
Interest Expense
Deposits	3,004	2,580	8,916	6,024
Short-term borrowings	284	450	850	1,639
Long-term debt	663	488	1,926	1,296
Total interest expense	3,951	3,518	11,692	8,959
Net interest income	4,135	4,236	12,143	13,285
Provision for credit losses	557	515	1,678	1,763
Net interest income after provision for credit losses	3,578	3,721	10,465	11,522
Noninterest Income
Card revenue	426	412	1,246	1,194
Corporate payment products revenue	203	198	582	577
Merchant processing services	440	427	1,295	1,250
Trust and investment management fees	667	627	1,957	1,838
Service charges	302	334	939	982
Commercial products revenue	397	354	1,159	1,046
Mortgage banking revenue	155	144	511	403
Investment products fees	84	70	243	206
Securities gains (losses), net	(119)	—	(153)	(29)
Other	143	198	434	530
Total noninterest income	2,698	2,764	8,213	7,997
Noninterest Expense
Compensation and employee benefits	2,637	2,615	7,947	7,907
Net occupancy and equipment	317	313	929	950
Professional services	130	127	356	402
Marketing and business development	165	176	459	420
Technology and communications	524	511	1,540	1,536
Other intangibles	142	161	430	480
Merger and integration charges	—	284	155	838
Other	289	343	1,061	1,121
Total noninterest expense	4,204	4,530	12,877	13,654
Income before income taxes	2,072	1,955	5,801	5,865
Applicable income taxes	350	431	1,142	1,268
Net income	1,722	1,524	4,659	4,597
Net (income) loss attributable to noncontrolling interests	(8)	(1)	(23)	(15)
Net income attributable to U.S. Bancorp	$1,714	$1,523	$4,636	$4,582
Net income applicable to U.S. Bancorp common shareholders	$1,601	$1,412	$4,328	$4,285
Earnings per common share	$1.03	$.91	$2.77	$2.79
Diluted earnings per common share	$1.03	$.91	$2.77	$2.79
Average common shares outstanding	1,561	1,548	1,560	1,538
Average diluted common shares outstanding	1,561	1,549	1,561	1,538
See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net income	$1,722	$1,524	$4,659	$4,597
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	1,297	(1,881)	1,048	(1,036)
Changes in unrealized gains (losses) on derivative hedges	460	(349)	8	(610)
Foreign currency translation	12	3	16	21
Changes in unrealized gains (losses) on retirement plans	—	(1)	—	—
Reclassification to earnings of realized (gains) losses	328	170	736	475
Income taxes related to other comprehensive income (loss)	(535)	521	(458)	302
Total other comprehensive income (loss)	1,562	(1,537)	1,350	(848)
Comprehensive income (loss)	3,284	(13)	6,009	3,749
Comprehensive (income) loss attributable to noncontrolling interests	(8)	(1)	(23)	(15)
Comprehensive income (loss) attributable to U.S. Bancorp	$3,276	$(14)	$5,986	$3,734
See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2023	1,533	$6,808	$21	$8,742	$73,355	$(25,189)	$(10,718)	$53,019	$465	$53,484
Net income (loss)					1,523			1,523	1	1,524
Other comprehensive income (loss)							(1,537)	(1,537)		(1,537)
Preferred stock dividends(a)					(102)			(102)		(102)
Common stock dividends ($.48 per share)					(753)			(753)		(753)
Issuance of common and treasury stock	24			(99)		1,022		923		923
Purchase of treasury stock						(1)		(1)		(1)
Distributions to noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				41				41		41
Balance September 30, 2023	1,557	$6,808	$21	$8,684	$74,023	$(24,168)	$(12,255)	$53,113	$465	$53,578
Balance June 30, 2024	1,560	$6,808	$21	$8,688	$75,231	$(24,020)	$(10,308)	$56,420	$465	$56,885
Net income (loss)					1,714			1,714	8	1,722
Other comprehensive income (loss)							1,562	1,562		1,562
Preferred stock dividends(b)					(103)			(103)		(103)
Common stock dividends ($.50 per share)					(785)			(785)		(785)
Issuance of common and treasury stock	1			(1)		11		10		10
Purchase of treasury stock						(1)		(1)		(1)
Distributions to noncontrolling interests								—	(8)	(8)
Net other changes in noncontrolling interests								—	(3)	(3)
Stock option and restricted stock grants				42				42		42
Balance September 30, 2024	1,561	$6,808	$21	$8,729	$76,057	$(24,010)	$(8,746)	$58,859	$462	$59,321
Balance December 31, 2022	1,531	$6,808	$21	$8,712	$71,901	$(25,269)	$(11,407)	$50,766	$466	$51,232
Change in accounting principle(c)					46			46		46
Net income (loss)					4,582			4,582	15	4,597
Other comprehensive income (loss)							(848)	(848)		(848)
Preferred stock dividends(d)					(273)			(273)		(273)
Common stock dividends ($1.44 per share)					(2,233)			(2,233)		(2,233)
Issuance of common and treasury stock	27			(215)		1,146		931		931
Purchase of treasury stock	(1)					(45)		(45)		(45)
Distributions to noncontrolling interests								—	(15)	(15)
Net other changes in noncontrolling interests								—	(1)	(1)
Stock option and restricted stock grants				187				187		187
Balance September 30, 2023	1,557	$6,808	$21	$8,684	$74,023	$(24,168)	$(12,255)	$53,113	$465	$53,578
Balance December 31, 2023	1,558	$6,808	$21	$8,673	$74,026	$(24,126)	$(10,096)	$55,306	$465	$55,771
Net income (loss)					4,636			4,636	23	4,659
Other comprehensive income (loss)							1,350	1,350		1,350
Preferred stock dividends(e)					(280)			(280)		(280)
Common stock dividends ($1.48 per share)					(2,325)			(2,325)		(2,325)
Issuance of common and treasury stock	4			(143)		167		24		24
Purchase of treasury stock	(1)					(51)		(51)		(51)
Distributions to noncontrolling interests								—	(23)	(23)
Net other changes in noncontrolling interests								—	(3)	(3)
Stock option and restricted stock grants				199				199		199
Balance September 30, 2024	1,561	$6,808	$21	$8,729	$76,057	$(24,010)	$(8,746)	$58,859	$462	$59,321
(a)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,684.00, $394.167, $662.50, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
(b)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,682.317, $393.746, $662.50, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
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
(e)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $5,020.442, $1,175.194, $1,325.00, $1,031.25, $703.125, $750.00, $693.75 and $843.75, respectively.
See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30
	2024	2023
Operating Activities
Net income attributable to U.S. Bancorp	$4,636	$4,582
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,678	1,763
Depreciation and amortization of premises and equipment	271	288
Amortization of intangibles	430	480
(Gain) loss on sales of loans held for sale	(32)	26
(Gain) loss on sales of securities and other assets	138	9
Loans originated for sale, net of repayments	(17,898)	(21,637)
Proceeds from sales of loans held for sale	16,756	21,164
Other, net	528	1,356
Net cash provided by operating activities	6,507	8,031
Investing Activities
Proceeds from sales of available-for-sale investment securities	9,867	8,135
Proceeds from maturities of held-to-maturity investment securities	4,651	4,742
Proceeds from maturities of available-for-sale investment securities	4,537	4,828
Purchases of held-to-maturity investment securities	(226)	(924)
Purchases of available-for-sale investment securities	(23,185)	(4,857)
Net (increase) decrease in loans outstanding	(1,535)	2,946
Proceeds from sales of loans	338	5,622
Purchases of loans	(795)	(900)
Net increase in securities purchased under agreements to resell	(3,914)	(1,731)
Net cash paid for acquisitions	(103)	—
Other, net	(1,294)	(736)
Net cash (used in) provided by investing activities	(11,659)	17,125
Financing Activities
Net increase (decrease) in deposits	8,819	(6,245)
Net increase (decrease) in short-term borrowings	8,429	(9,887)
Proceeds from issuance of long-term debt	8,810	7,254
Principal payments or redemption of long-term debt	(5,916)	(3,906)
Proceeds from issuance of common stock	22	942
Repurchase of common stock	(51)	(45)
Cash dividends paid on preferred stock	(254)	(238)
Cash dividends paid on common stock	(2,307)	(2,219)
Other, net	(30)	—
Net cash provided by (used in) financing activities	17,522	(14,344)
Change in cash and due from banks	12,370	10,812
Cash and due from banks at beginning of period	61,192	53,542
Cash and due from banks at end of period	$73,562	$64,354
See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1	Basis of Presentation
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
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	September 30, 2024				December 31, 2023
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Treasury and agencies	$1,296	$—	$(16)	$1,280	$1,345	$—	$(35)	$1,310
Mortgage-backed securities
Residential agency	76,788	22	(8,648)	68,162	80,997	6	(9,929)	71,074
Commercial agency	1,699	31	(2)	1,728	1,695	6	(5)	1,696
Other	242	3	—	245	8	—	—	8
Total held-to-maturity	$80,025	$56	$(8,666)	$71,415	$84,045	$12	$(9,969)	$74,088
Available-for-Sale
U.S. Treasury and agencies	$31,201	$1	$(1,803)	$29,399	$21,768	$8	$(2,234)	$19,542
Mortgage-backed securities
Residential agency	29,247	94	(1,575)	27,766	28,185	104	(2,211)	26,078
Commercial
Agency	8,681	—	(1,076)	7,605	8,703	—	(1,360)	7,343
Non-agency	7	—	—	7	7	—	(1)	6
Asset-backed securities	6,757	31	—	6,788	6,713	25	(14)	6,724
Obligations of state and political subdivisions	10,732	29	(873)	9,888	10,867	36	(914)	9,989
Other	248	3	—	251	24	—	—	24
Total available-for-sale, excluding portfolio level basis adjustments	86,873	158	(5,327)	81,704	76,267	173	(6,734)	69,706
Portfolio level basis adjustments(a)	525	—	(525)	—	335	—	(335)	—
Total available-for-sale	$87,398	$158	$(5,852)	$81,704	$76,602	$173	$(7,069)	$69,706
(a)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale investment securities, which are not allocated to individual securities in the portfolio. For additional information, refer to Note 12.
Investment securities with a fair value of $21.5 billion at September 30, 2024, and $20.5 billion at December 31, 2023, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $313 million at September 30, 2024, and $338 million at December 31, 2023.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2024	2023	2024	2023
Taxable	$1,241	$1,074	$3,558	$3,067
Non-taxable	75	78	227	236
Total interest income from investment securities	$1,316	$1,152	$3,785	$3,303

U.S. Bancorp	37

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2024	2023	2024	2023
Realized gains	$115	$—	$118	$65
Realized losses	(234)	—	(271)	(94)
Net realized gains (losses)	$(119)	$—	$(153)	$(29)
Income tax (benefit) on net realized gains (losses)	$(31)	$—	$(39)	$(7)
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at September 30, 2024 and December 31, 2023.
At September 30, 2024, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses excluding portfolio level basis adjustments and fair value of the Company’s available-for-sale investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2024:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$11,842	$(23)	$17,500	$(1,780)	$29,342	$(1,803)
Mortgage-backed securities
Residential agency	712	(2)	16,836	(1,573)	17,548	(1,575)
Commercial
Agency	—	—	7,605	(1,076)	7,605	(1,076)
Non-agency	—	—	7	—	7	—
Asset-backed securities	160	—	1,361	—	1,521	—
Obligations of state and political subdivisions	589	(2)	7,772	(871)	8,361	(873)
Other	—	—	4	—	4	—
Total investment securities	$13,303	$(27)	$51,085	$(5,300)	$64,388	$(5,327)
These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2024, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the nine months ended September 30, 2024 and 2023, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
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

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at September 30, 2024:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted-Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies
Maturing in one year or less	$650	$644	0.6	2.71%
Maturing after one year through five years	646	636	2.6	3.00
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$1,296	$1,280	1.6	2.85%
Mortgage-backed securities(a)
Maturing in one year or less	$40	$40	0.8	4.47%
Maturing after one year through five years	2,148	2,179	3.5	4.55
Maturing after five years through ten years	76,190	67,559	8.4	2.11
Maturing after ten years	109	112	11.0	4.49
Total	$78,487	$69,890	8.3	2.18%
Other
Maturing in one year or less	$17	$17	0.5	3.24%
Maturing after one year through five years	225	228	2.5	2.71
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$242	$245	2.4	2.75%
Total held-to-maturity(b)	$80,025	$71,415	8.2	2.20%
Available-for-Sale
U.S. Treasury and agencies
Maturing in one year or less	$11	$11	0.2	5.14%
Maturing after one year through five years	15,218	14,601	3.5	2.40
Maturing after five years through ten years	15,215	14,187	6.7	2.73
Maturing after ten years	757	600	10.8	1.92
Total	$31,201	$29,399	5.2	2.55%
Mortgage-backed securities(a)
Maturing in one year or less	$39	$39	0.7	2.11%
Maturing after one year through five years	13,326	13,123	3.8	4.29
Maturing after five years through ten years	24,261	21,924	7.1	2.93
Maturing after ten years	309	292	11.5	5.64
Total	$37,935	$35,378	6.0	3.42%
Asset-backed securities(a)
Maturing in one year or less	$—	$—	—	—%
Maturing after one year through five years	4,147	4,170	1.7	4.98
Maturing after five years through ten years	2,610	2,618	5.9	6.53
Maturing after ten years	—	—	—	—
Total	$6,757	$6,788	3.4	5.58%
Obligations of state and political subdivisions(c)(d)
Maturing in one year or less	$284	$283	0.5	5.10%
Maturing after one year through five years	3,111	3,103	2.6	4.57
Maturing after five years through ten years	1,546	1,491	7.2	3.49
Maturing after ten years	5,791	5,011	14.9	2.41
Total	$10,732	$9,888	9.9	3.25%
Other
Maturing in one year or less	$49	$49	0.9	4.66%
Maturing after one year through five years	199	202	2.0	5.01
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$248	$251	1.7	4.94%
Total available-for-sale(b)(f)	$86,873	$81,704	6.0	3.26%
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
(f)Amortized cost excludes portfolio level basis adjustments of $525 million.

U.S. Bancorp	39

NOTE 4	Loans and Allowance for Credit Losses
The composition of the loan portfolio, by class and underlying specific portfolio type, was as follows:

	September 30, 2024		December 31, 2023
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$129,434	34.6%	$127,676	34.2%
Lease financing	4,204	1.1	4,205	1.1
Total commercial	133,638	35.7	131,881	35.3
Commercial Real Estate
Commercial mortgages	39,602	10.6	41,934	11.2
Construction and development	11,017	2.9	11,521	3.1
Total commercial real estate	50,619	13.5	53,455	14.3
Residential Mortgages
Residential mortgages	111,790	29.9	108,605	29.0
Home equity loans, first liens	6,244	1.6	6,925	1.9
Total residential mortgages	118,034	31.5	115,530	30.9
Credit Card	29,037	7.8	28,560	7.6
Other Retail
Retail leasing	4,038	1.1	4,135	1.1
Home equity and second mortgages	13,364	3.6	13,056	3.5
Revolving credit	3,644	1.0	3,668	1.0
Installment	14,482	3.9	13,889	3.7
Automobile	7,308	1.9	9,661	2.6
Total other retail	42,836	11.5	44,409	11.9
Total loans	$374,164	100.0%	$373,835	100.0%
The Company had loans of $127.4 billion at September 30, 2024, and $123.1 billion at December 31, 2023, pledged at the Federal Home Loan Bank, and loans of $84.4 billion at September 30, 2024, and $82.8 billion at December 31, 2023, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. Net unearned interest and deferred fees and costs on originated loans and unamortized premiums and discounts on purchased loans amounted to $2.6 billion and $2.7 billion at September 30, 2024 and December 31, 2023, respectively. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased credit deteriorated loans.
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

The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include, but are not limited to, macroeconomic variables such as unemployment rates, real estate prices, gross domestic product levels, inflation, interest rates and corporate bonds spreads, as well as loan and borrower characteristics, such as internal risk ratings on commercial loans and consumer credit scores, delinquency status, collateral type and available valuation information, consideration of end-of-term losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. For each loan portfolio, including those loans modified under various loan modification programs, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices, economic conditions or other factors that would affect the accuracy of the model. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off or expected recoveries on collateral dependent loans where recovery is expected through sale of the collateral at fair value less selling costs. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses. For loans and leases that do not share similar risk characteristics with a pool of loans, the Company establishes individually assessed reserves. Reserves for individual commercial nonperforming loans greater than $5 million in the commercial lending segment are analyzed utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans as appropriate. For smaller commercial loans collectively evaluated for impairment, historical loss experience is also incorporated into the allowance methodology applied to this category of loans.
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

U.S. Bancorp	41

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2024
Balance at beginning of period	$2,180	$1,596	$836	$2,498	$824	$7,934
Add
Provision for credit losses	155	49	(36)	349	40	557
Deduct
Loans charged-off	165	80	3	347	74	669
Less recoveries of loans charged-off	(18)	(10)	(6)	(48)	(23)	(105)
Net loan charge-offs (recoveries)	147	70	(3)	299	51	564
Balance at end of period	$2,188	$1,575	$803	$2,548	$813	$7,927
2023
Balance at beginning of period	$2,209	$1,473	$899	$2,185	$929	$7,695
Add
Provision for credit losses	(14)	266	(49)	285	27	515
Deduct
Loans charged-off	110	51	1	259	87	508
Less recoveries of loans charged-off	(18)	(2)	(4)	(39)	(25)	(88)
Net loan charge-offs (recoveries)	92	49	(3)	220	62	420
Balance at end of period	$2,103	$1,690	$853	$2,250	$894	$7,790
Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2024
Balance at beginning of period	$2,119	$1,620	$827	$2,403	$870	$7,839
Add
Provision for credit losses	475	82	(31)	1,055	97	1,678
Deduct
Loans charged-off	484	152	10	1,042	228	1,916
Less recoveries of loans charged-off	(78)	(25)	(17)	(132)	(74)	(326)
Net loan charge-offs (recoveries)	406	127	(7)	910	154	1,590
Balance at end of period	$2,188	$1,575	$803	$2,548	$813	$7,927
2023
Balance at beginning of period	$2,163	$1,325	$926	$2,020	$970	$7,404
Add
Change in accounting principle(a)	—	—	(31)	(27)	(4)	(62)
Allowance for acquired credit losses(b)	—	127	—	—	—	127
Provision for credit losses	169	430	68	851	245	1,763
Deduct
Loans charged-off	283	205	126	716	402	1,732
Less recoveries of loans charged-off	(54)	(13)	(16)	(122)	(85)	(290)
Net loan charge-offs (recoveries)	229	192	110	594	317	1,442
Balance at end of period	$2,103	$1,690	$853	$2,250	$894	$7,790
(a)Effective January 1, 2023, the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings.
(b)Represents allowance for acquired credit deteriorated and charged-off loans.
The increase in the allowance for credit losses at September 30, 2024, compared with December 31, 2023, was primarily driven by credit migration in consumer and small business cards and portfolio growth.

42	U.S. Bancorp

The following table provides a summary of loans charged-off by portfolio class and year of origination:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card(c)	Other Retail	Total Loans
2024
Originated in 2024	$10	$39	$—	$—	$4	$53
Originated in 2023	16	15	—	—	13	44
Originated in 2022	48	23	1	—	11	83
Originated in 2021	8	—	—	—	9	17
Originated in 2020	3	1	—	—	4	8
Originated prior to 2020	10	2	2	—	6	20
Revolving	70	—	—	347	27	444
Total charge-offs	$165	$80	$3	$347	$74	$669

2023
Originated in 2023	$22	$20	$—	$—	$5	$47
Originated in 2022	11	—	—	—	17	28
Originated in 2021	17	27	—	—	13	57
Originated in 2020	4	—	—	—	6	10
Originated in 2019	4	—	—	—	6	10
Originated prior to 2019	10	4	1	—	13	28
Revolving	42	—	—	259	27	328
Total charge-offs	$110	$51	$1	$259	$87	$508
Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate(a)	Residential Mortgages(b)	Credit Card(c)	Other Retail(d)	Total Loans
2024
Originated in 2024	$13	$80	$—	$—	$6	$99
Originated in 2023	68	21	—	—	34	123
Originated in 2022	132	47	2	—	39	220
Originated in 2021	23	—	—	—	30	53
Originated in 2020	9	1	—	—	17	27
Originated prior to 2020	31	3	8	—	25	67
Revolving	208	—	—	1,042	77	1,327
Total charge-offs	$484	$152	$10	$1,042	$228	$1,916

2023
Originated in 2023	$29	$20	$—	$—	$51	$100
Originated in 2022	51	88	—	—	116	255
Originated in 2021	25	44	5	—	70	144
Originated in 2020	14	—	8	—	31	53
Originated in 2019	11	3	16	—	26	56
Originated prior to 2019	38	50	97	—	26	211
Revolving	115	—	—	716	54	885
Revolving converted to term	—	—	—	—	28	28
Total charge-offs	$283	$205	$126	$716	$402	$1,732
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

U.S. Bancorp	43

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
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming(b)	Total
September 30, 2024
Commercial	$132,626	$335	$92	$585	$133,638
Commercial real estate	49,604	81	9	925	50,619
Residential mortgages(a)	117,530	171	179	154	118,034
Credit card	28,215	426	396	—	29,037
Other retail	42,407	222	62	145	42,836
Total loans	$370,382	$1,235	$738	$1,809	$374,164
December 31, 2023
Commercial	$130,925	$464	$116	$376	$131,881
Commercial real estate	52,619	55	4	777	53,455
Residential mortgages(a)	115,067	169	136	158	115,530
Credit card	27,779	406	375	—	28,560
Other retail	43,926	278	67	138	44,409
Total loans	$370,316	$1,372	$698	$1,449	$373,835
(a)At September 30, 2024, $607 million of loans 30–89 days past due and $2.0 billion of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $595 million and $2.0 billion at December 31, 2023, respectively.
(b)Substantially all nonperforming loans at September 30, 2024 and December 31, 2023, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $5 million for both the three months ended September 30, 2024 and 2023, respectively, and $16 million and $12 million for the nine months ended September 30, 2024 and 2023, respectively.

44	U.S. Bancorp

At September 30, 2024, the amount of foreclosed residential real estate held by the Company, and included in OREO, was $21 million, compared with $26 million at December 31, 2023. These amounts excluded $47 million at both September 30, 2024 and December 31, 2023, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at September 30, 2024 and December 31, 2023, was $587 million and $728 million, respectively, of which $363 million and $487 million, respectively, related to loans purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

U.S. Bancorp	45

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	September 30, 2024					December 31, 2023
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified(a)	Total Criticized	Total	Pass	Special Mention	Classified(a)	Total Criticized	Total
Commercial
Originated in 2024	$39,799	$636	$806	$1,442	$41,241	$—	$—	$—	$—	$—
Originated in 2023	23,359	276	671	947	24,306	43,023	827	856	1,683	44,706
Originated in 2022	23,723	169	697	866	24,589	40,076	274	632	906	40,982
Originated in 2021	5,918	129	100	229	6,147	9,219	117	154	271	9,490
Originated in 2020	2,962	63	77	140	3,102	3,169	92	71	163	3,332
Originated prior to 2020	4,417	13	86	99	4,516	5,303	30	209	239	5,542
Revolving(b)	28,497	263	977	1,240	29,737	26,213	362	1,254	1,616	27,829
Total commercial	128,675	1,549	3,414	4,963	133,638	127,003	1,702	3,176	4,878	131,881
Commercial real estate
Originated in 2024	7,190	260	1,416	1,676	8,866	—	—	—	—	—
Originated in 2023	5,466	102	1,291	1,393	6,859	8,848	465	2,206	2,671	11,519
Originated in 2022	9,964	688	1,339	2,027	11,991	11,831	382	1,141	1,523	13,354
Originated in 2021	7,182	183	505	688	7,870	9,235	500	385	885	10,120
Originated in 2020	3,081	43	119	162	3,243	3,797	51	87	138	3,935
Originated prior to 2020	8,775	124	691	815	9,590	10,759	458	619	1,077	11,836
Revolving	2,144	—	54	54	2,198	2,613	6	70	76	2,689
Revolving converted to term	2	—	—	—	2	2	—	—	—	2
Total commercial real estate	43,804	1,400	5,415	6,815	50,619	47,085	1,862	4,508	6,370	53,455
Residential mortgages(c)
Originated in 2024	7,590	—	1	1	7,591	—	—	—	—	—
Originated in 2023	9,115	—	10	10	9,125	9,734	—	5	5	9,739
Originated in 2022	28,756	—	30	30	28,786	29,146	—	17	17	29,163
Originated in 2021	35,150	—	29	29	35,179	36,365	—	16	16	36,381
Originated in 2020	13,978	—	16	16	13,994	14,773	—	9	9	14,782
Originated prior to 2020	23,105	—	254	254	23,359	25,202	—	262	262	25,464
Revolving	—	—	—	—	—	1	—	—	—	1
Total residential mortgages	117,694	—	340	340	118,034	115,221	—	309	309	115,530
Credit card(d)	28,641	—	396	396	29,037	28,185	—	375	375	28,560
Other retail
Originated in 2024	6,021	—	3	3	6,024	—	—	—	—	—
Originated in 2023	4,251	—	8	8	4,259	5,184	—	4	4	5,188
Originated in 2022	4,455	—	12	12	4,467	5,607	—	12	12	5,619
Originated in 2021	7,415	—	16	16	7,431	10,398	—	15	15	10,413
Originated in 2020	3,031	—	5	5	3,036	4,541	—	9	9	4,550
Originated prior to 2020	3,059	—	16	16	3,075	4,008	—	20	20	4,028
Revolving	13,663	—	112	112	13,775	13,720	—	104	104	13,824
Revolving converted to term	725	—	44	44	769	735	—	52	52	787
Total other retail	42,620	—	216	216	42,836	44,193	—	216	216	44,409
Total loans	$361,434	$2,949	$9,781	$12,730	$374,164	$361,687	$3,564	$8,584	$12,148	$373,835
Total outstanding commitments	$770,528	$4,499	$11,828	$16,327	$786,855	$762,869	$5,053	$10,470	$15,523	$778,392
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
(c)At September 30, 2024, $2.0 billion of GNMA loans 90 days or more past due and $1.4 billion of modified GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $2.0 billion and $1.2 billion at December 31, 2023, respectively.
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
The following table provides a summary of period-end balances of loans modified during the periods presented, by portfolio class and modification granted:

Three Months Ended September 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2024
Commercial	$26	$—	$292	$—	$318.2%
Commercial real estate	—	—	401	27	428.8
Residential mortgages(b)	—	21	3	7	31	—
Credit card	133	2	—	—	135.5
Other retail	2	—	36	2	40.1
Total loans, excluding loans purchased from GNMA mortgage pools	161	23	732	36	952.3
Loans purchased from GNMA mortgage pools(b)	—	391	96	101	588.5
Total loans	$161	$414	$828	$137	$1,540.4%
2023
Commercial	$16	$—	$98	$—	$114.1%
Commercial real estate	—	—	426	9	435.8
Residential mortgages(b)	—	58	6	1	65.1
Credit card	117	—	—	—	117.4
Other retail	2	12	39	—	53.1
Total loans, excluding loans purchased from GNMA mortgage pools	135	70	569	10	784.2
Loans purchased from GNMA mortgage pools(b)	—	455	75	127	657.6
Total loans	$135	$525	$644	$137	$1,441.4%
Nine Months Ended September 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2024
Commercial	$63	$—	$603	$—	$666.5%
Commercial real estate	49	—	761	27	837	1.7
Residential mortgages(b)	—	46	15	16	77.1
Credit card	330	2	—	—	332	1.1
Other retail	6	2	98	3	109.3
Total loans, excluding loans purchased from GNMA mortgage pools	448	50	1,477	46	2,021.5
Loans purchased from GNMA mortgage pools(b)	1	1,101	257	281	1,640	1.4
Total loans	$449	$1,151	$1,734	$327	$3,661	1.0%
2023
Commercial	$36	$—	$213	$—	$249.2%
Commercial real estate	—	—	527	9	536	1.0
Residential mortgages(b)	—	221	21	17	259.2
Credit card	268	1	—	—	269	1.0
Other retail	6	20	113	2	141.3
Total loans, excluding loans purchased from GNMA mortgage pools	310	242	874	28	1,454.4
Loans purchased from GNMA mortgage pools(b)	—	1,020	211	261	1,492	1.3
Total loans	$310	$1,262	$1,085	$289	$2,946.8%
(a)Includes $85 million of total loans receiving a payment delay and term extension, $44 million of total loans receiving an interest rate reduction and term extension and $8 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended September 30, 2024, compared with $126 million, $9 million and $2 million for the three months ended September 30, 2023, respectively. Includes $251 million of total loans receiving a payment delay and term extension, $56 million of total loans receiving an interest rate reduction and term extension and $20 million of total loans receiving an interest rate reduction, payment delay and term extension for the nine months ended September 30, 2024, compared with $268 million, $14 million and $7 million for the nine months ended September 30, 2023, respectively.
(b)Percent of class total amounts expressed as a percent of total residential mortgage loan balances.
Loan modifications included in the table above exclude trial period arrangements offered to customers and secured loans to consumer borrowers that have had debt discharged through bankruptcy where the borrower has not reaffirmed the debt during the periods presented. At September 30, 2024 the balance of loans modified in trial period arrangements was $142 million, while the balance of secured loans to consumer borrowers that have had debt discharged through bankruptcy was not material.

U.S. Bancorp	47

The following table summarizes the effects of loan modifications made to borrowers on loans modified:

Three Months Ended September 30	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2024
Commercial(a)	20.5%	9
Commercial real estate	4.4	12
Residential mortgages	1.1	92
Credit card	16.2	—
Other retail	6.4	5
Loans purchased from GNMA mortgage pools	.4	109
2023
Commercial(a)	21.5%	13
Commercial real estate	—	11
Residential mortgages	.9	99
Credit card	15.4	—
Other retail	9.1	2
Loans purchased from GNMA mortgage pools	.5	121
Nine Months Ended September 30	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2024
Commercial(a)	20.2%	9
Commercial real estate	3.1	12
Residential mortgages	.9	88
Credit card	16.3	—
Other retail	7.7	5
Loans purchased from GNMA mortgage pools	.5	113
2023
Commercial(a)	21.0%	10
Commercial real estate	—	10
Residential mortgages	1.3	109
Credit card	15.1	—
Other retail	7.8	4
Loans purchased from GNMA mortgage pools	.6	98
Note: The weighted-average payment deferral for all portfolio classes was less than $1 million for the three and nine months ended September 30, 2024 and 2023. Forbearance payments are required to be paid at the end of the original term loan.
(a)The weighted-average interest rate reduction was primarily driven by commercial cards.
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
The following table provides a summary of loan balances at September 30, 2024, which were modified during the prior twelve months, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial	$556	$55	$159	$770
Commercial real estate	752	2	455	1,209
Residential mortgages(a)	1,487	4	10	1,501
Credit card	298	70	37	405
Other retail	120	17	5	142
Total loans	$3,213	$148	$666	$4,027
(a)At September 30, 2024, $430 million of loans 30-89 days past due and $265 million of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current.
The following table provides a summary of loan balances at September 30, 2023, which were modified on or after January 1, 2023, the date the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings, through September 30, 2023, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
Commercial	$223	$11	$14	$248
Commercial real estate	347	1	189	537
Residential mortgages(a)	1,089	15	14	1,118
Credit card	192	54	22	268
Other retail	106	15	7	128
Total loans	$1,957	$96	$246	$2,299
(a)At September 30, 2023, $263 million of loans 30-89 days past due and $64 million of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current.

U.S. Bancorp	49

The following table provides a summary of loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified within twelve months prior to default:

(Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)
Three Months Ended September 30, 2024
Commercial	$8	$—	$13	$—
Commercial real estate	—	—	180	—
Residential mortgages	—	2	—	1
Credit card	33	—	—	—
Other retail	1	—	5	—
Total loans, excluding loans purchased from GNMA mortgage pools	42	2	198	1
Loans purchased from GNMA mortgage pools	—	97	50	54
Total loans	$42	$99	$248	$55
Nine Months Ended September 30, 2024
Commercial	$20	$—	$13	$—
Commercial real estate	—	—	204	—
Residential mortgages	—	12	3	4
Credit card	92	—	—	—
Other retail	2	1	15	—
Total loans, excluding loans purchased from GNMA mortgage pools	114	13	235	4
Loans purchased from GNMA mortgage pools	—	154	80	94
Total loans	$114	$167	$315	$98
(a)Includes $49 million of total loans receiving a payment delay and term extension, $5 million of total loans receiving an interest rate reduction and term extension, and $1 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended September 30, 2024. Includes $91 million of total loans receiving a payment delay and term extension, $6 million of total loans receiving an interest rate reduction and term extension and $1 million of total loans receiving an interest rate reduction, payment delay and term extension for the nine months ended September 30, 2024.
The following table provides a summary of loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified on or after January 1, 2023, the date the Company adopted accounting guidance which removed the separate recognition and measurement of troubled debt restructurings, through September 30, 2023:

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
(a) Represents loans receiving a payment delay and term extension for the three months ended September 30, 2023. Includes $7 million of total loans receiving a payment delay and term extension and $1 million of total loans receiving an interest rate reduction, payment delay and term extension for the nine months ended September 30, 2023.
As of September 30, 2024 the Company had $437 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified.

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
The Company is involved in various entities that are considered to be variable interest entities (“VIEs”). The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $141 million and $148 million for the three months ended September 30, 2024 and 2023, respectively, and $424 million and $435 million for the nine months ended September 30, 2024 and 2023, respectively. The Company also recognized $133 million and $238 million of investment tax credits for the three months ended September 30, 2024 and 2023, respectively, and $311 million and $474 million for the nine months ended September 30, 2024 and 2023, respectively. The Company recognized $135 million and $134 million of expenses related to all of these investments for the three months ended September 30, 2024 and 2023, respectively, which were primarily included in tax expense. The Company recognized $418 million and $399 million of expenses related to all of the these investments for the nine months ended September 30, 2024 and 2023, respectively, which were primarily included in tax expense.
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
The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	September 30, 2024	December 31, 2023
Investment carrying amount	$7,903	$6,659
Unfunded capital and other commitments	4,575	3,619
Maximum exposure to loss	8,992	9,002
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $257 million at September 30, 2024 and $219 million at December 31, 2023. The maximum exposure to loss related to these VIEs was $382 million at September 30, 2024 and $319 million at December 31, 2023, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company also held senior notes of $3.7 billion as available-for-sale investment securities at September 30, 2024, compared with $5.3 billion at December 31, 2023. These senior notes were issued by third-party securitization vehicles that held $4.2 billion at

U.S. Bancorp	51

September 30, 2024 and $6.1 billion at December 31, 2023 of indirect auto loans that collateralize the senior notes. These VIEs are not consolidated by the Company.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $79 million at September 30, 2024, compared with less than $1 million to $86 million at December 31, 2023.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At September 30, 2024, approximately $5.8 billion of the Company’s assets and $3.8 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $6.1 billion and $4.4 billion, respectively, at December 31, 2023. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.
In addition, the Company sponsors a municipal bond securities tender option bond program. The Company controls the activities of the program’s entities, is entitled to the residual returns and provides liquidity and remarketing arrangements to the program. As a result, the Company has consolidated the program’s entities. At September 30, 2024, $228 million of available-for-sale investment securities and $150 million of short-term borrowings on the Consolidated Balance Sheet were related to the tender option bond program, compared with $607 million of available-for-sale investment securities and $381 million of short-term borrowings at December 31, 2023.

NOTE 6	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $215.3 billion of residential mortgage loans for others at September 30, 2024, and $233.4 billion at December 31, 2023, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net losses of $10 million and $3 million for the three months ended September 30, 2024 and 2023, respectively, and net gains of $11 million and net losses of $45 million for the nine months ended September 30, 2024 and 2023, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $170 million and $176 million for the three months ended September 30, 2024 and 2023, respectively, and $526 million and $553 million for the nine months ended September 30, 2024 and 2023, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2024	2023	2024	2023
Balance at beginning of period	$3,326	$3,633	$3,377	$3,755
Rights purchased	—	1	1	3
Rights capitalized	72	106	191	301
Rights sold	1	(292)	(188)	(440)
Changes in fair value of MSRs
Due to fluctuations in market interest rates(a)	(121)	219	27	265
Due to revised assumptions or models(b)	3	16	44	—
Other changes in fair value(c)	(94)	(101)	(265)	(302)
Balance at end of period	$3,187	$3,582	$3,187	$3,582
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

52	U.S. Bancorp

The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	September 30, 2024						December 31, 2023
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(364)	$(172)	$(83)	$77	$148	$271	$(370)	$(173)	$(84)	$77	$147	$268
Derivative instrument hedges	381	180	87	(78)	(151)	(287)	381	178	86	(79)	(152)	(289)
Net sensitivity	$17	$8	$4	$(1)	$(3)	$(16)	$11	$5	$2	$(2)	$(5)	$(21)
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
The following table provides a summary of the Company’s MSRs and related characteristics by portfolio:

	September 30, 2024				December 31, 2023
(Dollars in Millions)	HFA	Government	Conventional(d)	Total	HFA	Government	Conventional(d)	Total
Servicing portfolio(a)	$51,526	$25,506	$137,961	$214,993	$48,286	$25,996	$151,056	$225,338
Fair value	$791	$490	$1,906	$3,187	$769	$507	$2,101	$3,377
Value (bps)(b)	154	192	138	148	159	195	139	150
Weighted-average servicing fees (bps)	36	45	25	30	36	44	26	30
Multiple (value/servicing fees)	4.32	4.30	5.44	4.92	4.45	4.41	5.41	5.00
Weighted-average note rate	4.84%	4.34%	3.81%	4.12%	4.56%	4.23%	3.81%	4.02%
Weighted-average age (in years)	4.5	5.9	4.9	4.9	4.3	5.5	4.3	4.4
Weighted-average expected prepayment (constant prepayment rate)	11.0%	11.3%	8.9%	9.7%	10.5%	11.1%	9.1%	9.6%
Weighted-average expected life (in years)	7.0	6.4	7.0	6.9	7.2	6.5	7.0	7.0
Weighted-average option adjusted spread(c)	5.9%	6.2%	4.8%	5.3%	5.4%	5.9%	4.6%	4.9%
(a)Represents principal balance of mortgages having corresponding MSR asset.
(b)Calculated as fair value divided by the servicing portfolio.
(c)Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)Represents loans sold primarily to GSEs.

U.S. Bancorp	53

NOTE 7	Preferred Stock
At September 30, 2024 and December 31, 2023, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	September 30, 2024				December 31, 2023
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	18,000	450	13	437
Total preferred stock(a)	243,510	$7,026	$218	$6,808	243,510	$7,026	$218	$6,808
(a)The par value of all shares issued and outstanding at September 30, 2024 and December 31, 2023, was $1.00 per share.

54	U.S. Bancorp

NOTE 8	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-for- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- for-Sale to Held-to-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2024
Balance at beginning of period	$(5,310)	$(3,354)	$(482)	$(1,138)	$(24)	$(10,308)
Changes in unrealized gains (losses)	1,297	—	460	—	—	1,757
Foreign currency translation adjustment(a)	—	—	—	—	12	12
Reclassification to earnings of realized (gains) losses	119	132	77	—	—	328
Applicable income taxes	(361)	(33)	(138)	—	(3)	(535)
Balance at end of period	$(4,255)	$(3,255)	$(83)	$(1,138)	$(15)	$(8,746)
2023
Balance at beginning of period	$(5,716)	$(3,737)	$(294)	$(941)	$(30)	$(10,718)
Changes in unrealized gains (losses)	(1,881)	—	(349)	(1)	—	(2,231)
Foreign currency translation adjustment(a)	—	—	—	—	3	3
Reclassification to earnings of realized (gains) losses	—	144	28	(2)	—	170
Applicable income taxes	474	(37)	82	2	—	521
Balance at end of period	$(7,123)	$(3,630)	$(533)	$(942)	$(27)	$(12,255)
Nine Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Total
2024
Balance at beginning of period	$(5,151)	$(3,537)	$(242)	$(1,138)	$(28)	$(10,096)
Changes in unrealized gains (losses)	1,048	—	8	—	—	1,056
Foreign currency translation adjustment(a)	—	—	—	—	16	16
Reclassification to earnings of realized (gains) losses	153	377	206	—	—	736
Applicable income taxes	(305)	(95)	(55)	—	(3)	(458)
Balance at end of period	$(4,255)	$(3,255)	$(83)	$(1,138)	$(15)	$(8,746)
2023
Balance at beginning of period	$(6,378)	$(3,933)	$(114)	$(939)	$(43)	$(11,407)
Changes in unrealized gains (losses)	(1,036)	—	(610)	—	—	(1,646)
Foreign currency translation adjustment(a)	—	—	—	—	21	21
Reclassification to earnings of realized (gains) losses	29	406	46	(6)	—	475
Applicable income taxes	262	(103)	145	3	(5)	302
Balance at end of period	$(7,123)	$(3,630)	$(533)	$(942)	$(27)	$(12,255)
(a)Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

U.S. Bancorp	55

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income
	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2024	2023	2024	2023
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sales of investment securities	$(119)	$—	$(153)	$(29)	Securities gains (losses), net
	31	—	39	7	Applicable income taxes
	(88)	—	(114)	(22)	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains (losses)	(132)	(144)	(377)	(406)	Interest income
	33	37	95	103	Applicable income taxes
	(99)	(107)	(282)	(303)	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(77)	(28)	(206)	(46)	Net interest income
	20	8	53	12	Applicable income taxes
	(57)	(20)	(153)	(34)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	—	2	—	6	Other noninterest expense
	—	(1)	—	(2)	Applicable income taxes
	—	1	—	4	Net-of-tax
Total impact to net income	$(244)	$(126)	$(549)	$(355)

NOTE 9	Earnings Per Share
The components of earnings per share were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2024	2023	2024	2023
Net income attributable to U.S. Bancorp	$1,714	$1,523	$4,636	$4,582
Preferred dividends	(103)	(102)	(280)	(273)
Earnings allocated to participating stock awards	(10)	(9)	(28)	(24)
Net income applicable to U.S. Bancorp common shareholders	$1,601	$1,412	$4,328	$4,285
Average common shares outstanding	1,561	1,548	1,560	1,538
Net effect of the exercise and assumed purchase of stock awards	—	1	1	—
Average diluted common shares outstanding	1,561	1,549	1,561	1,538
Earnings per common share	$1.03	$.91	$2.77	$2.79
Diluted earnings per common share	$1.03	$.91	$2.77	$2.79
Options outstanding at September 30, 2024 to purchase 1 million common shares for the three and nine months ended September 30, 2024, and outstanding at September 30, 2023 to purchase 3 million common shares for the three and nine months ended September 30, 2023 were not included in the computation of diluted earnings per share because they were antidilutive.

56	U.S. Bancorp

NOTE 10	Employee Benefits
The components of net periodic benefit cost for the Company’s pension plans were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2024	2023	2024	2023
Service cost	$55	$56	$164	$168
Interest cost	94	93	282	278
Expected return on plan assets	(146)	(137)	(438)	(410)
Prior service cost (credit) amortization	(1)	—	(3)	(1)
Actuarial loss (gain) amortization	2	1	7	3
Net periodic benefit cost(a)	$4	$13	$12	$38
(a)Service cost is included in compensation and employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

NOTE 11	Income Taxes
The components of income tax expense were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2024	2023	2024	2023
Federal
Current	$144	$416	$645	$1,076
Deferred	79	(51)	261	(50)
Federal income tax	223	365	906	1,026
State
Current	105	62	214	277
Deferred	22	4	22	(35)
State income tax	127	66	236	242
Total income tax provision	$350	$431	$1,142	$1,268
A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2024	2023	2024	2023
Tax at statutory rate	$435	$411	$1,218	$1,232
State income tax, at statutory rates, net of federal tax benefit	106	85	289	270
Tax effect of
Tax credits and benefits, net of related expenses	(140)	(96)	(284)	(236)
Exam resolutions	(1)	—	(98)	—
Tax-exempt income	(38)	(40)	(105)	(115)
Other items	(12)	71	122	117
Applicable income taxes	$350	$431	$1,142	$1,268
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2024, federal tax examinations for all years ending through December 31, 2016 are completed and resolved. The Company’s tax returns for the years ended December 31, 2017 through December 31, 2020 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $5.6 billion at September 30, 2024 and $6.4 billion at December 31, 2023.

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
Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At September 30, 2024, the Company had $83 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $242 million (net-of-tax) of realized and unrealized losses at December 31, 2023. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $86 million (net-of-tax). All cash flow hedges were highly effective for the three months ended September 30, 2024.
Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.4 billion at September 30, 2024 and $1.3 billion at December 31, 2023.
Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell TBAs and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to MLHFS and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, swaptions, forward commitments to buy TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. The Company also enters into interest rate swaps as economic hedges of fair value option elected deposits. In addition, the Company acts as a seller and buyer of interest rate, foreign exchange and commodity contracts for its customers. The Company mitigates the market, funding and liquidity risk associated with these customer derivatives by entering into similar offsetting positions with broker-dealers, or on a portfolio basis by entering into other derivative or non-derivative financial instruments that partially or fully offset the exposure to earnings from these customer-related positions. The Company’s customer derivatives and related hedges are monitored and reviewed by the Company’s Market Risk Committee, which establishes policies for market risk management, including exposure limits for each portfolio. The Company also has derivative contracts that are created through its operations, including certain unfunded mortgage loan commitments and swap agreements related to the sale of a portion of its Class B common and preferred shares of Visa Inc. Refer to Note 14 for further information on these swap agreements. The Company uses credit derivatives to economically hedge the credit risk on its derivative positions and loan portfolios.

58	U.S. Bancorp

The following table summarizes the asset and liability management derivative positions of the Company:

	September 30, 2024			December 31, 2023
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$12,450	$—	$—	$12,100	$—	$16
Pay fixed/receive floating swaps	31,831	—	—	24,139	—	—
Cash flow hedges
Interest rate contracts
Receive fixed/pay floating swaps	24,500	—	—	18,400	—	—
Net investment hedges
Foreign exchange forward contracts	885	—	6	854	—	10
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	6,046	12	13	5,006	29	5
Sell	5,887	5	14	4,501	7	34
Options
Purchased	6,560	163	—	6,085	237	—
Written	2,494	21	40	3,696	14	75
Receive fixed/pay floating swaps	11,532	162	1	7,029	9	3
Pay fixed/receive floating swaps	2,792	—	—	3,801	—	—
Foreign exchange forward contracts	713	1	2	734	2	5
Equity contracts	282	5	—	227	2	—
Credit contracts	3,558	—	27	2,620	1	—
Other(a)	1,841	9	105	2,136	11	93
Total	$111,371	$378	$208	$91,328	$312	$241
(a)Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $1.0 billion and $102 million at September 30, 2024, respectively, compared to $2.0 billion and $91 million at December 31, 2023, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $732 million at September 30, 2024, and $28 million at December 31, 2023.

U.S. Bancorp	59

The following table summarizes the customer-related derivative positions of the Company:

	September 30, 2024			December 31, 2023
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts
Receive fixed/pay floating swaps	$406,992	$1,664	$2,968	$363,375	$791	$4,395
Pay fixed/receive floating swaps	372,912	1,287	526	330,539	1,817	280
Other(a)	75,406	17	51	82,209	17	51
Options
Purchased	94,273	490	15	102,423	1,026	18
Written	88,602	28	579	97,690	20	1,087
Foreign exchange rate contracts
Forwards, spots and swaps	116,108	2,006	1,771	121,119	2,252	1,942
Options
Purchased	608	15	—	1,532	28	—
Written	608	—	15	1,532	—	28
Commodity contracts
Swaps	6,608	236	234	2,498	116	110
Options
Purchased	3,454	218	1	1,936	151	—
Written	3,453	1	216	1,936	—	151
Futures
Sell	152	25	16	—	—	—
Equity contracts	17	—	—	—	—	—
Credit contracts	13,258	1	4	13,053	1	6
Total	$1,182,451	$5,988	$6,396	$1,119,842	$6,219	$8,068
(a)Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.

60	U.S. Bancorp

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended September 30				Nine Months Ended September 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2024	2023	2024	2023	2024	2023	2024	2023
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$342	$(259)	$(57)	$(20)	$6	$(453)	$(153)	$(34)
Net investment hedges
Foreign exchange forward contracts	(19)	15	—	—	59	6	—	—
Non-derivative debt instruments	(56)	24	—	—	(15)	7	—	—
Note: The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.
The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended September 30				Nine Months Ended September 30
	Interest Income		Interest Expense		Interest Income		Interest Expense
(Dollars in Millions)	2024	2023	2024	2023	2024	2023	2024	2023
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$8,086	$7,754	$3,951	$3,518	$23,835	$22,244	$11,692	$8,959
Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	(1,108)	428	302	(359)	(663)	584	314	(230)
Hedged items	1,113	(431)	(303)	359	666	(589)	(315)	232
Cash flow hedges
Interest rate contract derivatives	(70)	(21)	7	7	(185)	(21)	21	25
Note: The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $7 million and $21 million into earnings during the three and nine months ended September 30, 2024, respectively, as a result of realized cash flows on discontinued cash flow hedges, compared with $7 million and $25 million during the three and nine months ended September 30, 2023, respectively. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.
The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities currently designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment
(Dollars in Millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities(a)	$32,325	$23,924	$677	$(93)
Long-term debt	12,713	12,034	258	(32)
Note: The table above excludes the cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale investment securities and long-term debt of $(73) million and $(208) million, respectively, at September 30, 2024, compared with $(18) million and $(116) million at December 31, 2023, respectively. The carrying amount of available-for-sale investment securities and long-term debt related to discontinued hedging relationships was $4.8 billion and $11.3 billion, respectively, at September 30, 2024, compared with $830 million and $7.2 billion at December 31, 2023, respectively.
(a)Includes amounts related to available-for-sale investment securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At September 30, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $17.6 billion, of which $11.6 billion was designated as hedged. At September 30, 2024, the cumulative amount of basis adjustments associated with these hedging relationships was $525 million. At December 31, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $15.6 billion, of which $9.6 billion was designated as hedged. At December 31, 2023, the cumulative amount of basis adjustments associated with these hedging relationships was $335 million.

U.S. Bancorp	61

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2024	2023	2024	2023
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$2	$18	$(12)	$56
Purchased and written options	Mortgage banking revenue	64	74	112	89
Swaps	Mortgage banking revenue/Interest expense	107	(241)	30	(221)
Foreign exchange forward contracts	Other noninterest income	(6)	8	2	(5)
Equity contracts	Compensation expense	(2)	(1)	(4)	(4)
Credit contracts	Commercial products revenue	(5)	3	(7)	3
Other	Other noninterest income	(1)	1	(70)	—
Customer-Related Positions
Interest rate contracts
Swaps	Commercial products revenue	(55)	103	165	198
Purchased and written options	Commercial products revenue	109	7	41	7
Futures	Commercial products revenue	—	—	—	(1)
Foreign exchange rate contracts
Forwards, spots and swaps	Commercial products revenue	70	19	126	118
Commodity contracts
Swaps	Commercial products revenue	(2)	3	(1)	5
Purchased and written options	Commercial products revenue	1	—	5	—
Futures	Commercial products revenue	4	—	10	—
Credit contracts	Commercial products revenue	(3)	—	(3)	(1)
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at September 30, 2024, was $1.6 billion. At September 30, 2024, the Company had $1.4 billion of cash posted as collateral against this net liability position.

62	U.S. Bancorp

NOTE 13	Netting Arrangements for Certain Financial Instruments and Securities
Financing Activities
The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and Eurodollar futures or options on U.S. Treasury futures. Of the Company’s $1.3 trillion total notional amount of derivative positions at September 30, 2024, $571.3 billion related to bilateral over-the-counter trades, $719.6 billion related to those centrally cleared through clearinghouses and $2.9 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.
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

U.S. Bancorp	63

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
September 30, 2024
Repurchase agreements
U.S. Treasury and agencies	$5,865	$—	$—	$—	$5,865
Residential agency mortgage-backed securities	312	—	—	—	312
Corporate debt securities	1,089	51	—	—	1,140
Asset-backed securities	181	73	—	—	254
Total repurchase agreements	7,447	124	—	—	7,571
Securities loaned
Corporate debt securities	165	—	—	—	165
Total securities loaned	165	—	—	—	165
Gross amount of recognized liabilities	$7,612	$124	$—	$—	$7,736
December 31, 2023
Repurchase agreements
U.S. Treasury and agencies	$2,375	$—	$—	$—	$2,375
Residential agency mortgage-backed securities	338	—	—	—	338
Corporate debt securities	821	—	—	—	821
Asset-backed securities	—	45	—	—	45
Total repurchase agreements	3,534	45	—	—	3,579
Securities loaned
Corporate debt securities	290	—	—	—	290
Total securities loaned	290	—	—	—	290
Gross amount of recognized liabilities	$3,824	$45	$—	$—	$3,869
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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Received(c)
September 30, 2024
Derivative assets(d)	$6,335	$(2,878)	$3,457	$(107)	$(10)	$3,340
Reverse repurchase agreements	6,437	—	6,437	(555)	(5,874)	8
Securities borrowed	1,927	—	1,927	—	(1,851)	76
Total	$14,699	$(2,878)	$11,821	$(662)	$(7,735)	$3,424
December 31, 2023
Derivative assets(d)	$6,504	$(3,666)	$2,838	$(141)	$(3)	$2,694
Reverse repurchase agreements	2,513	—	2,513	(568)	(1,941)	4
Securities borrowed	1,802	—	1,802	(14)	(1,717)	71
Total	$10,819	$(3,666)	$7,153	$(723)	$(3,661)	$2,769
(a)Includes $1.4 billion and $1.6 billion of cash collateral related payables that were netted against derivative assets at September 30, 2024 and December 31, 2023, respectively.
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
(d)Excludes $31 million and $27 million at September 30, 2024 and December 31, 2023, respectively, of derivative assets not subject to netting arrangements.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Pledged(c)
September 30, 2024
Derivative liabilities(d)	$6,498	$(2,847)	$3,651	$(107)	$—	$3,544
Repurchase agreements	7,571	—	7,571	(555)	(7,012)	4
Securities loaned	165	—	165	—	(161)	4
Total	$14,234	$(2,847)	$11,387	$(662)	$(7,173)	$3,552
December 31, 2023
Derivative liabilities(d)	$8,217	$(3,720)	$4,497	$(141)	$—	$4,356
Repurchase agreements	3,579	—	3,579	(568)	(3,008)	3
Securities loaned	290	—	290	(14)	(270)	6
Total	$12,086	$(3,720)	$8,366	$(723)	$(3,278)	$4,365
(a)Includes $1.4 billion and $1.7 billion of cash collateral related receivables that were netted against derivative liabilities at September 30, 2024 and December 31, 2023, respectively.
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
(d)Excludes $106 million and $92 million at September 30, 2024 and December 31, 2023, respectively, of derivative liabilities not subject to netting arrangements.

NOTE 14	Fair Values of Assets and Liabilities
The Company uses fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures. Derivatives, trading and available-for-sale investment securities, MSRs, certain time deposits and structured long-term notes, and substantially all MLHFS are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. Other financial instruments, such as held-to-maturity investment securities, loans, the majority of time deposits, short-term borrowings and long-term debt, are accounted for at amortized cost. See “Fair Value of Financial Instruments” in this Note for further information on the estimated fair value of these other financial instruments. In accordance with disclosure guidance, certain financial instruments, such as deposits with no defined or contractual maturity, receivables and payables due in one year or less, insurance contracts and equity investments not accounted for at fair value, are excluded from this Note.

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
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are typically valued using third party pricing services; derivative contracts and other assets and liabilities, including securities, and certain time deposits and structured long-term notes, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.
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
Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the nine months ended September 30, 2024 and 2023, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net gains of $26 million and net losses of $28 million for the three months ended September 30, 2024 and 2023, respectively, and net gains of $22 million and net losses of $61 million for the nine months ended September 30, 2024 and 2023, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
Time Deposits The Company elects the fair value option to account for certain time deposits that are hedged with derivatives that do not qualify for hedge accounting. Electing to measure these time deposits at fair value reduces certain timing differences and better matches changes in fair value of these deposits with changes in the value of the derivative instruments used to economically hedge them. The time deposits measured at fair value are valued using a discounted cash flow model that utilizes market observable inputs and are classified within Level 2. Included in interest expense on deposits were net losses of $13 million and net gains of $1 million for the three months ended September 30, 2024 and 2023, respectively, and net losses of $2 million and net gains of $1 million for the nine months ended September 30, 2024 and 2023, respectively, from the changes in fair value of time deposits under fair value option accounting guidance.
Long-term Debt The Company elects the fair value option to account for certain structured notes that are hedged with derivatives that do not qualify for hedge accounting. Electing to measure these structured notes at fair value reduces certain timing differences and better matches changes in fair value of these notes with changes in the value of the derivative instruments used to economically

66	U.S. Bancorp

hedge them. The structured notes measured at fair value are valued using a discounted cash flow model that utilizes market observable inputs and are classified within Level 2. The discount rate used in the discounted cash flow model incorporates the impact of the Company’s credit spread, which is based on observable spreads in the secondary bond market. Changes in fair value attributable to instrument specific credit risk are recorded as debit valuation adjustments in other comprehensive income (loss) with all other changes in fair value recorded in interest expense. During the three and nine months ended September 30, 2024, there were no significant changes in fair value of structured notes under fair value option accounting guidance.
Mortgage Servicing Rights MSRs are valued using a discounted cash flow methodology, and are classified within Level 3. The Company determines fair value of the MSRs by projecting future cash flows for different interest rate scenarios using prepayment rates and other assumptions, and discounts these cash flows using a risk adjusted rate based on option adjusted spread levels. There is minimal observable market activity for MSRs on comparable portfolios, and therefore, the determination of fair value requires significant management judgment. Refer to Note 6 for further information on MSR valuation assumptions.
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
The following table shows the significant valuation assumption ranges for MSRs at September 30, 2024:

	Minimum	Maximum	Weighted- Average(a)
Expected prepayment	7%	23%	10%
Option adjusted spread	4	11	5
(a)Determined based on the relative fair value of the related mortgage loans serviced.
Derivatives The Company has two distinct Level 3 derivative portfolios: (i) the Company’s commitments to purchase and originate mortgage loans that meet the requirements of a derivative and (ii) the Company’s asset/liability and customer-related derivatives that

U.S. Bancorp	67

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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at September 30, 2024:

	Minimum	Maximum	Weighted- Average(a)
Expected loan close rate	11%	100%	75%
Inherent MSR value (basis points per loan)	52	199	107
(a)Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At September 30, 2024, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 435 percent and 2 percent, respectively.
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

68	U.S. Bancorp

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total

September 30, 2024
Available-for-sale securities
U.S. Treasury and agencies	$24,689	$4,710	$—	$—	$29,399
Mortgage-backed securities
Residential agency	—	27,766	—	—	27,766
Commercial
Agency	—	7,605	—	—	7,605
Non-agency	—	7	—	—	7
Asset-backed securities	—	6,788	—	—	6,788
Obligations of state and political subdivisions	—	9,888	—	—	9,888
Other	—	251	—	—	251
Total available-for-sale	24,689	57,015	—	—	81,704
Mortgage loans held for sale	—	2,887	—	—	2,887
Mortgage servicing rights	—	—	3,187	—	3,187
Derivative assets	30	4,773	1,563	(2,878)	3,488
Other assets	440	2,185	—	—	2,625
Total	$25,159	$66,860	$4,750	$(2,878)	$93,891
Time deposits	$—	$7,655	$—	$—	$7,655
Long-term debt	—	45	—	—	45
Derivative liabilities	16	4,213	2,375	(2,847)	3,757
Short-term borrowings and other liabilities(a)	514	1,892	—	—	2,406
Total	$530	$13,805	$2,375	$(2,847)	$13,863
December 31, 2023
Available-for-sale securities
U.S. Treasury and agencies	$14,787	$4,755	$—	$—	$19,542
Mortgage-backed securities
Residential agency	—	26,078	—	—	26,078
Commercial
Agency	—	7,343	—	—	7,343
Non-agency	—	6	—	—	6
Asset-backed securities	—	6,724	—	—	6,724
Obligations of state and political subdivisions	—	9,989	—	—	9,989
Other	—	24	—	—	24
Total available-for-sale	14,787	54,919	—	—	69,706
Mortgage loans held for sale	—	2,011	—	—	2,011
Mortgage servicing rights	—	—	3,377	—	3,377
Derivative assets	—	5,078	1,453	(3,666)	2,865
Other assets	550	1,991	—	—	2,541
Total	$15,337	$63,999	$4,830	$(3,666)	$80,500
Time deposits	$—	$2,818	$—	$—	$2,818
Derivative liabilities	16	4,955	3,338	(3,720)	4,589
Short-term borrowings and other liabilities(a)	517	1,786	—	—	2,303
Total	$533	$9,559	$3,338	$(3,720)	$9,710
Note: Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $133 million at both September 30, 2024 and December 31, 2023, and reflect no impairment or observable price change adjustment at September 30, 2024, compared with a cumulative impairment of $5 million and no observable price change adjustment at December 31, 2023. The Company recorded a $5 million impairment on these equity investments during the first nine months of 2023. The Company did not record any adjustments for observable price changes during the first nine months of 2024 and 2023.
(a)Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

U.S. Bancorp	69

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended September 30 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2024
Mortgage servicing rights	$3,326	$(212)	(a)	$—	$1	$—	$72	(c)	$—	$3,187	$(212)	(a)
Net derivative assets and liabilities	(2,303)	651	(b)	264	(9)	—	—		585	(812)	1,438	(d)
2023
Mortgage servicing rights	$3,633	$134	(a)	$1	$(292)	$—	$106	(c)	$—	$3,582	$134	(a)
Net derivative assets and liabilities	(3,419)	(1,315)	(e)	25	(9)	—	—		962	(3,756)	(693)	(f)
Nine Months Ended September 30 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Principal Payments	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2024
Mortgage servicing rights	$3,377	$(194)	(a)	$1	$(188)	$—	$191	(c)	$—	$3,187	$(194)	(a)
Net derivative assets and liabilities	(1,885)	(2,036)	(g)	912	(14)	—	—		2,211	(812)	666	(h)
2023
Available-for-sale securities
Obligations of state and political subdivisions	$1	$—		$—	$—	$(1)	$—		$—	$—	$—
Total available-for-sale	1	—		—	—	(1)	—		—	—	—
Mortgage servicing rights	3,755	(37)	(a)	3	(440)	—	301	(c)	—	3,582	(37)	(a)
Net derivative assets and liabilities	(3,199)	(3,558)	(i)	430	(28)	—	—		2,599	(3,756)	(1,925)	(j)
(a)Included in mortgage banking revenue.
(b)Approximately $89 million, $563 million and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(c)Represents MSRs capitalized during the period.
(d)Approximately $20 million, $1.4 billion and $(1) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(e)Approximately $35 million, $(1.4) billion and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(f)Approximately $11 million, $(705) million and $1 million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(g)Approximately $185 million, $(2.2) billion and $(70) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(h)Approximately $20 million, $716 million and $(70) million included in mortgage banking revenue, commercial products revenue and other noninterest income, respectively.
(i)Approximately $133 million and $(3.7) billion included in mortgage banking revenue and commercial products revenue, respectively.
(j)Approximately $11 million and $(1.9) billion included in mortgage banking revenue and commercial products revenue, respectively.
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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	September 30, 2024				December 31, 2023
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(a)	$—	$—	$625	$625	$—	$—	$354	$354
Other assets(b)	—	—	16	16	—	—	27	27
(a)Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.

70	U.S. Bancorp

The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2024	2023	2024	2023
Loans(a)	$116	$71	$279	$281
Other assets(b)	1	1	4	2
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
Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of the assets and liabilities for which the fair value option has been elected and the aggregate remaining contractual principal balance outstanding:

	September 30, 2024			December 31, 2023
(Dollars in Millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding
Total loans(a)	$2,887	$2,848	$39	$2,011	$1,994	$17
Time deposits	7,655	7,657	(2)	2,818	2,822	(4)
Long-term debt	45	45	—	—	—	—
(a)Includes nonaccrual loans of $1 million carried at fair value with contractual principal outstanding of $1 million at September 30, 2024 and $1 million carried at fair value with contractual principal outstanding of $1 million at December 31, 2023. Includes loans 90 days or more past due of $3 million carried at fair value with contractual principal outstanding of $3 million at September 30, 2024 and $4 million carried at fair value with contractual principal outstanding of $4 million at December 31, 2023.
Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of September 30, 2024 and December 31, 2023. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$73,562	$73,562	$—	$—	$73,562	$61,192	$61,192	$—	$—	$61,192
Federal funds sold and securities purchased under resale agreements	6,426	—	6,426	—	6,426	2,543	—	2,543	—	2,543
Investment securities held-to-maturity	80,025	1,280	70,135	—	71,415	84,045	1,310	72,778	—	74,088
Loans held for sale(a)	324	—	—	324	324	190	—	—	190	190
Loans	366,604	—	—	363,988	363,988	366,456	—	—	362,849	362,849
Other(b)	2,436	—	1,910	526	2,436	2,377	—	1,863	514	2,377
Financial Liabilities
Time deposits(c)	51,686	—	51,918	—	51,918	49,455	—	49,607	—	49,607
Short-term borrowings(d)	21,302	—	21,174	—	21,174	12,976	—	12,729	—	12,729
Long-term debt(e)	54,794	—	54,468	—	54,468	51,480	—	49,697	—	49,697
Other(f)	4,800	—	1,327	3,473	4,800	5,432	—	1,406	4,026	5,432
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
(e)Excludes structured long-term notes for which the fair value option under applicable accounting guidance was elected.
(f)Includes operating lease liabilities and liabilities related to tax-advantaged investments.
The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $399 million and $489 million at September 30, 2024 and December 31, 2023, respectively. The carrying value of other guarantees was $179 million and $198 million at September 30, 2024 and December 31, 2023, respectively.

U.S. Bancorp	71

NOTE 15	Guarantees and Contingent Liabilities
Visa Restructuring and Card Association Litigation The Company’s Payment Services business issues credit and debit cards and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). In 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganization, the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. (“Class B shares”). As of September 30, 2024, the Company has sold substantially all of its Class B shares.
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
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2024:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$22	$10,590
Third party borrowing arrangements	—	—	1
Securities lending indemnifications	7,442	—	7,243
Asset sales	—	97	11,185	(a)
Merchant processing	760	61	152,013
Tender option bond program guarantee	222	—	228
Other	—	21	2,690
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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2024, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $12.0 billion. The Company held collateral of $635 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets. In addition to specific collateral or other credit

72	U.S. Bancorp

enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At September 30, 2024, the liability was $40 million primarily related to these airline processing arrangements.
Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At September 30, 2024, the Company had reserved $10 million for potential losses from representation and warranty obligations, compared with $13 million at December 31, 2023. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of September 30, 2024 and December 31, 2023, the Company had $14 million and $18 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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
Regulatory Matters The Company is continually subject to examinations, inquiries, investigations and other forms of regulatory and governmental inquiry or scrutiny covering a wide range of issues in its financial services businesses including in areas of heightened regulatory scrutiny, such as compliance, risk management, third-party risk management and consumer protection. In some cases, these matters are part of reviews of specified activities at multiple industry participants; in others, they are directed at the Company individually. For example, the Division of Enforcement of the SEC has been investigating U.S. Bancorp Fund Services, LLC (“USBFS”), a subsidiary of USBNA, relating to its role providing fund administration services to a third-party investment fund. This investment fund was advised by an investment adviser who engaged in fraud, and USBFS was not affiliated with the investment adviser and did not provide any advisory services to the fund. The Division of Enforcement has made a preliminary determination to recommend that the SEC file an enforcement action against USBFS, and USBFS is in ongoing discussions with the SEC on this matter. The Company is cooperating fully with all pending examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).
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

74	U.S. Bancorp

Business segment results for the three months ended September 30 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking				Payment Services
(Dollars in Millions)	2024	2023	2024		2023		2024		2023
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,896	$2,023	$1,937		$2,048		$727		$663
Noninterest income	1,145	1,030	401		434		1,073	(a)	1,039	(a)
Total net revenue	3,041	3,053	2,338		2,482		1,800		1,702
Noninterest expense	1,364	1,340	1,685		1,721		1,026		1,006
Income (loss) before provision and income taxes	1,677	1,713	653		761		774		696
Provision for credit losses	94	136	18		7		404		399
Income (loss) before income taxes	1,583	1,577	635		754		370		297
Income taxes and taxable-equivalent adjustment	396	394	159		189		93		74
Net income (loss)	1,187	1,183	476		565		277		223
Net (income) loss attributable to noncontrolling interests	—	—	—		—		—		—
Net income (loss) attributable to U.S. Bancorp	$1,187	$1,183	$476		$565		$277		$223

Average Balance Sheet
Loans	$171,833	$175,700	$155,304		$157,458		$41,653		$38,954
Other earning assets	10,740	6,458	2,738		2,688		8		5
Goodwill	4,825	4,638	4,326		4,515		3,370		3,333
Other intangible assets	955	921	4,405		5,154		266		340
Assets	200,199	203,910	168,937		174,883		47,199		44,774
Noninterest-bearing deposits	54,263	66,055	20,781		25,561		2,653		2,796
Interest-bearing deposits	215,604	210,041	200,897		192,725		95		101
Total deposits	269,867	276,096	221,678		218,286		2,748		2,897
Total U.S. Bancorp shareholders’ equity	21,277	22,839	14,247		15,770		9,959		9,442

	Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2024	2023	2024		2023
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(394)	$(466)	$4,166		$4,268
Noninterest income	79	261	2,698	(b)	2,764	(b)
Total net revenue	(315)	(205)	6,864	(c)	7,032	(c)
Noninterest expense	129	463	4,204		4,530
Income (loss) before provision and income taxes	(444)	(668)	2,660		2,502
Provision for credit losses	41	(27)	557		515
Income (loss) before income taxes	(485)	(641)	2,103		1,987
Income taxes and taxable-equivalent adjustment	(267)	(194)	381		463
Net income (loss)	(218)	(447)	1,722		1,524
Net (income) loss attributable to noncontrolling interests	(8)	(1)	(8)		(1)
Net income (loss) attributable to U.S. Bancorp	$(226)	$(448)	$1,714		$1,523

Average Balance Sheet
Loans	$5,280	$4,765	$374,070		$376,877
Other earning assets	219,624	219,217	233,110		228,368
Goodwill	—	—	12,521		12,486
Other intangible assets	9	10	5,635		6,425
Assets	248,305	240,432	664,640		663,999
Noninterest-bearing deposits	3,242	3,112	80,939		97,524
Interest-bearing deposits	11,222	11,900	427,818		414,767
Total deposits	14,464	15,012	508,757		512,291
Total U.S. Bancorp shareholders’ equity	12,800	5,766	58,283		53,817
(a)Presented net of related rewards and rebate costs and certain partner payments of $796 million and $762 million for the three months ended September 30, 2024 and 2023, respectively.
(b)Includes revenue generated from certain contracts with customers of $2.3 billion and $2.2 billion for the three months ended September 30, 2024 and 2023, respectively.
(c)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $195 million and $185 million of revenue for the three months ended September 30, 2024 and 2023, respectively, primarily consisting of interest income on sales-type and direct financing leases.

U.S. Bancorp	75

Business segment results for the nine months ended September 30 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking				Payment Services
(Dollars in Millions)	2024	2023	2024		2023		2024		2023
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$5,711	$5,884	$5,737		$6,730		$2,102		$1,933
Noninterest income	3,387	3,120	1,239		1,265		3,146	(a)	3,026	(a)
Total net revenue	9,098	9,004	6,976		7,995		5,248		4,959
Noninterest expense	4,135	4,073	4,977		5,246		3,040		2,871
Income (loss) before provision and income taxes	4,963	4,931	1,999		2,749		2,208		2,088
Provision for credit losses	335	271	102		30		1,151		933
Income (loss) before income taxes	4,628	4,660	1,897		2,719		1,057		1,155
Income taxes and taxable-equivalent adjustment	1,158	1,165	475		680		265		288
Net income (loss)	3,470	3,495	1,422		2,039		792		867
Net (income) loss attributable to noncontrolling interests	—	—	—		—		—		—
Net income (loss) attributable to U.S. Bancorp	$3,470	$3,495	$1,422		$2,039		$792		$867

Average Balance Sheet
Loans	$172,249	$177,161	$155,073		$164,050		$40,766		$37,942
Other earning assets	9,693	6,386	2,300		2,462		92		126
Goodwill	4,825	4,634	4,326		4,514		3,343		3,326
Other intangible assets	1,007	972	4,611		5,378		282		361
Assets	200,912	203,442	168,954		181,735		46,707		43,926
Noninterest-bearing deposits	56,650	73,789	21,068		33,599		2,716		3,052
Interest-bearing deposits	213,572	201,805	200,719		182,267		96		104
Total deposits	270,222	275,594	221,787		215,866		2,812		3,156
Total U.S. Bancorp shareholders’ equity	21,506	22,249	14,552		16,246		9,955		9,181

	Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2024	2023	2024		2023
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(1,317)	$(1,162)	$12,233		$13,385
Noninterest income	441	586	8,213	(b)	7,997	(b)
Total net revenue	(876)	(576)	20,446	(c)	21,382	(c)
Noninterest expense	725	1,464	12,877		13,654
Income (loss) before provision and income taxes	(1,601)	(2,040)	7,569		7,728
Provision for credit losses	90	529	1,678		1,763
Income (loss) before income taxes	(1,691)	(2,569)	5,891		5,965
Income taxes and taxable-equivalent adjustment	(666)	(765)	1,232		1,368
Net income (loss)	(1,025)	(1,804)	4,659		4,597
Net (income) loss attributable to noncontrolling interests	(23)	(15)	(23)		(15)
Net income (loss) attributable to U.S. Bancorp	$(1,048)	$(1,819)	$4,636		$4,582

Average Balance Sheet
Loans	$5,190	$4,959	$373,278		$384,112
Other earning assets	218,717	215,805	230,802		224,779
Goodwill	—	—	12,494		12,474
Other intangible assets	9	19	5,909		6,730
Assets	244,790	238,378	661,363		667,481
Noninterest-bearing deposits	2,606	3,116	83,040		113,556
Interest-bearing deposits	11,149	8,901	425,536		393,077
Total deposits	13,755	12,017	508,576		506,633
Total U.S. Bancorp shareholders’ equity	10,653	5,764	56,666		53,440
(a)Presented net of related rewards and rebate costs and certain partner payments of $2.3 billion and $2.2 billion for the nine months ended September 30, 2024 and 2023, respectively.
(b)Includes revenue generated from certain contracts with customers of $6.8 billion and $6.6 billion for the nine months ended September 30, 2024 and 2023, respectively.
(c)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded $577 million and $554 million of revenue for the nine months ended September 30, 2024 and 2023, respectively, primarily consisting of interest income on sales-type and direct financing leases.

76	U.S. Bancorp

NOTE 17	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to September 30, 2024 through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	77

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Three Months Ended September 30
	2024			2023			2024 v 2023
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities(b)	$166,899	$1,335	3.20%	$163,236	$1,172	2.87%	2.2%
Loans held for sale	2,757	45	6.44	2,661	42	6.28	3.6
Loans(c)
Commercial	133,138	2,217	6.63	134,720	2,254	6.64	(1.2)
Commercial real estate	51,454	841	6.50	54,253	854	6.25	(5.2)
Residential mortgages	117,559	1,160	3.95	114,627	1,078	3.76	2.6
Credit card	28,994	987	13.54	26,883	886	13.07	7.9
Other retail	42,925	669	6.20	46,394	642	5.49	(7.5)
Total loans	374,070	5,874	6.25	376,877	5,714	6.02	(.7)
Interest-bearing deposits with banks	50,547	694	5.46	53,100	742	5.55	(4.8)
Other earning assets	12,907	169	5.19	9,371	118	5.01	37.7
Total earning assets	607,180	8,117	5.33	605,245	7,788	5.12	.3
Allowance for loan losses	(7,576)			(7,266)			(4.3)
Unrealized gain (loss) on investment securities	(6,291)			(8,241)			23.7
Other assets	71,327			74,261			(4.0)
Total assets	$664,640			$663,999			.1
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$80,939			$97,524			(17.0)%
Interest-bearing deposits
Interest checking	125,631	399	1.26	132,560	370	1.11	(5.2)
Money market savings	206,546	1,930	3.72	177,340	1,638	3.66	16.5
Savings accounts	36,814	28.30		50,138	25.19		(26.6)
Time deposits	58,827	647	4.37	54,729	547	3.97	7.5
Total interest-bearing deposits	427,818	3,004	2.79	414,767	2,580	2.47	3.1
Short-term borrowings
Federal funds purchased	302	4	4.97	277	4	5.07	9.0
Securities sold under agreements to repurchase	7,253	95	5.22	2,919	32	4.36	*
Commercial paper	6,538	65	3.94	7,558	73	3.85	(13.5)
Other short-term borrowings(d)	3,630	120	13.21	16,796	343	8.09	(78.4)
Total short-term borrowings	17,723	284	6.38	27,550	452	6.50	(35.7)
Long-term debt	54,841	663	4.81	43,826	488	4.42	25.1
Total interest-bearing liabilities	500,382	3,951	3.14	486,143	3,520	2.87	2.9
Other liabilities	24,575			26,049			(5.7)
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	51,475			47,009			9.5
Total U.S. Bancorp shareholders’ equity	58,283			53,817			8.3
Noncontrolling interests	461			466			(1.1)
Total equity	58,744			54,283			8.2
Total liabilities and equity	$664,640			$663,999			.1
Net interest income		$4,166			$4,268
Gross interest margin			2.19%			2.25%
Gross interest margin without taxable-equivalent increments			2.17%			2.23%
Percent of Earning Assets
Interest income			5.33%			5.12%
Interest expense			2.59			2.31
Net interest margin			2.74%			2.81%
Net interest margin without taxable-equivalent increments			2.72%			2.79%
* Not meaningful
(a)Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)Yields on investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Yields include impacts of hedge accounting, including portfolio level basis adjustments.
(c)Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(d)Interest expense and rates includes interest paid on collateral associated with derivative positions.

78	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Nine Months Ended September 30
	2024			2023			2024 v 2023
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities(b)	$165,059	$3,843	3.10%	$163,051	$3,364	2.75%	1.2%
Loans held for sale	2,381	123	6.86	2,564	111	5.77	(7.1)
Loans(c)
Commercial	132,749	6,606	6.65	136,159	6,452	6.33	(2.5)
Commercial real estate	52,257	2,542	6.50	54,923	2,504	6.09	(4.9)
Residential mortgages	116,563	3,408	3.90	116,167	3,215	3.69	.3
Credit card	28,430	2,852	13.40	26,171	2,508	12.81	8.6
Other retail	43,279	1,961	6.05	50,692	1,947	5.13	(14.6)
Total loans	373,278	17,369	6.21	384,112	16,626	5.78	(2.8)
Interest-bearing deposits with banks	51,499	2,134	5.53	49,495	1,904	5.14	4.0
Other earning assets	11,863	458	5.16	9,669	344	4.76	22.7
Total earning assets	604,080	23,927	5.29	608,891	22,349	4.90	(.8)
Allowance for loan losses	(7,521)			(7,094)			(6.0)
Unrealized gain (loss) on investment securities	(6,956)			(7,708)			9.8
Other assets	71,760			73,392			(2.2)
Total assets	$661,363			$667,481			(.9)
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$83,040			$113,556			(26.9)%
Interest-bearing deposits
Interest checking	125,451	1,147	1.22	129,980	965.99		(3.5)
Money market savings	203,821	5,837	3.83	159,178	3,841	3.23	28.0
Savings accounts	39,097	80.27		59,251	61.14		(34.0)
Time deposits	57,167	1,852	4.33	44,668	1,157	3.46	28.0
Total interest-bearing deposits	425,536	8,916	2.80	393,077	6,024	2.05	8.3
Short-term borrowings
Federal funds purchased	327	12	5.05	475	16	4.63	(31.2)
Securities sold under agreements to repurchase	5,957	224	5.03	2,873	84	3.91	*
Commercial paper	7,177	214	3.98	7,880	193	3.27	(8.9)
Other short-term borrowings(d)	3,603	402	14.88	28,136	1,351	6.42	(87.2)
Total short-term borrowings	17,064	852	6.67	39,364	1,644	5.58	(56.7)
Long-term debt	53,482	1,926	4.81	42,551	1,296	4.07	25.7
Total interest-bearing liabilities	496,082	11,694	3.15	474,992	8,964	2.52	4.4
Other liabilities	25,112			25,028			.3
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	49,858			46,632			6.9
Total U.S. Bancorp shareholders’ equity	56,666			53,440			6.0
Noncontrolling interests	463			465			(.4)
Total equity	57,129			53,905			6.0
Total liabilities and equity	$661,363			$667,481			(.9)
Net interest income		$12,233			$13,385
Gross interest margin			2.14%			2.38%
Gross interest margin without taxable-equivalent increments			2.12%			2.36%
Percent of Earning Assets
Interest income			5.29%			4.90%
Interest expense			2.59			1.96
Net interest margin			2.70%			2.94%
Net interest margin without taxable-equivalent increments			2.68%			2.92%
* Not meaningful
(a)Interest and rates are presented on a fully taxable-equivalent basis based on a federal income tax rate of 21 percent.
(b)Yields on investment securities are computed based on amortized cost balances, excluding any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity. Yields include impacts of hedge accounting, including portfolio level basis adjustments.
(c)Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(d)Interest expense and rates includes interest paid on collateral associated with derivative positions.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — See the information set forth in the “Capital Management” section on page 25 of this Report for information regarding shares repurchased by the Company during the third quarter of 2024, which is incorporated herein by reference.
Item 5. Other Information — During the three months ended September 30, 2024, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

80	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ LISA R. STARK
Dated: November 5, 2024		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	81

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
Website For information about U.S. Bancorp, including news, financial results, annual reports and other documents filed with the Securities and Exchange Commission, visit usbank.com and click on About Us and then Investor Relations.
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