Form 10-K
period 2024-12-31
US BANCORP \DE\
filed 2025-02-21
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $62.0 billion based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2025
Common Stock, $.01 par value per share	1,559,887,453
Auditor Firm Id: 42                Auditor Name: Ernst & Young LLP         Auditor Location: Minneapolis, Minnesota
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
1.Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2024 (the “2024 Annual Report”)	Parts I and II
2.Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2025 (the “Proxy Statement”)	Part III

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
•Changes in trade policy, including the imposition of tariffs or the impacts of retaliatory tariffs;
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
•Management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputation risk; and
•The risks and uncertainties more fully discussed in the section entitled “Risk Factors” of the 2024 Annual Report.
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
U.S. Bancorp’s banking subsidiary, USBNA, is engaged in the general banking business, principally in domestic markets, and holds all of the Company’s consolidated deposits of $518.3 billion at December 31, 2024. USBNA provides a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and to large national customers operating in specific industries targeted by the Company, such as healthcare, utilities, oil and gas, and state and municipal government. Lending services include traditional credit products as well as credit card services, lease financing and import/export trade, asset-backed lending, agricultural finance and other products. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as capital markets, treasury management and receivable lock-box collection are provided to corporate and governmental entity customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.
Other U.S. Bancorp non-banking subsidiaries offer investment and insurance products to the Company’s customers principally within its domestic markets, and fund administration services to a broad range of mutual and other funds.
Banking and investment services are provided through a network of branches and banking offices across the United States, primarily in the Midwest and West regions, including 2,165 branches across 26 states as of December 31, 2024. A significant percentage of consumer transactions are completed using USBNA's digital banking services, both online and through its digital app. The Company operates a network of 4,489 ATMs as of December 31, 2024, and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s domestic markets. Lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources. The Company is also one of the largest providers of corporate and purchasing card services and corporate trust services in the United States. The Company’s subsidiaries provide domestic merchant processing services directly to merchants, as well as similar merchant services in Canada and segments of Europe. The Company also provides corporate trust and fund administration services in Europe. These foreign operations are not significant to the Company.
Business Segments
The Company’s major business segments are Wealth, Corporate, Commercial and Institutional Banking, Consumer and Business Banking, Payment Services, and Treasury and Corporate Support.
Wealth, Corporate, Commercial and Institutional Banking provides core banking, specialized lending, transaction and payment processing, capital markets, asset management, and brokerage and investment related services to wealth, middle market, large corporate, commercial real estate, government and institutional clients.
Consumer and Business Banking comprises consumer banking, small business banking and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, online services, direct mail, ATMs, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners.
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
Additional information regarding the Company’s business segments can be found on pages 54 to 56 of the Company’s 2024 Annual Report under the heading “Business Segment Financial Review,” which is incorporated herein by reference.
Human Capital
The Company’s success depends, in large part, on its ability to attract, develop and retain skilled employees. The Company recognizes that supporting, engaging and continuously upskilling its workforce is key to meeting evolving corporate and customer needs. To further those efforts, the Company is committed to supporting employees’ professional development through programs that promote engagement, learning and productivity and providing pay that is competitive and fair, as well as other benefits and programs that promote wellness. As of December 31, 2024, the Company employed a total of 70,263 employees globally. The Company’s current workforce strategy is focused on promoting in-person engagement across more than 20 corporate hub locations, its branch network and business centers to support the Company’s business and customer needs.
Human Capital Governance The Company’s Board of Directors oversees the Company’s human capital management, including through its Compensation and Human Resources Committee. The Company’s Chief Human Resources Officer regularly reports to the Board’s Compensation and Human Resources Committee on human capital matters such as human resource practices and programs, including employee benefits and compensation programs.
Talent Strategy As part of its efforts to develop and retain skilled employees, the Company remains focused on monitoring employee sentiment and engagement. The Company’s employee surveying programs enable the Company to collect quantitative and qualitative feedback from employees on an ongoing basis. The Company offers various mentorship and leadership development opportunities that enable participants to enhance key skills and work experiences.
As part of its talent strategy, the Company strives to support continuous employee learning and development. The Company provides several talent development opportunities for employees to enhance skills that are critical in the current and future working environment and empowers employees to discover ways to thrive and grow in their careers. The Company has introduced and enhanced several learning programs in 2024, including the Product Academy, Foundational Leadership and Skill of the Month. The Company also launched the Skills Academy, a learning platform focused on the development of skills for all employees. In 2024, the Company also held a Development Day, highlighting the importance of self-development and the Company’s commitment to supporting learning. The Company conducts job skills and customer interaction training for its frontline employees that focuses on building skills to serve all the Company's customers. In addition, every employee is automatically included in the Company’s Development Network that provides all employees with opportunities to network, learn, develop leadership skills and contribute to the Company and its communities. Succession planning and talent development processes remain a top priority for the Company along with continuous improvements to its training and development programs. During 2024, employees completed over 1.8 million hours of training through the Company’s enterprise learning programs to better support their professional development and customer and business needs.
Compensation, Health & Wellness Programs Maintaining competitive compensation and benefits practices is a continued focus for the Company, with periodic peer and benchmarking reviews used to assist with competitive alignment and employee retention. As part of the Company's efforts to enhance pay transparency, all open positions in the United States have a disclosed compensation range.
The Company provides its employees with comprehensive benefits programs, including competitive healthcare, retirement, leave, recognition, wellness, disability, life insurance, time-off and educational assistance programs, based on the Company’s recognition that such benefits are important to attract and retain employees. In addition to its competitive 401(k) matching program, the Company maintains an active cash balance pension program for its U.S. employees, including newly hired employees.
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
Government Policies
The operations of the Company’s various businesses are affected by federal and state laws and legislative changes and by policies of various regulatory authorities of the United States and the numerous states and foreign countries in which they operate. These laws, rules and policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), United States fiscal policy, international currency regulations and monetary policies and capital adequacy and liquidity constraints imposed by bank regulatory agencies.
Supervision and Regulation
U.S. Bancorp and its subsidiaries are subject to the extensive regulatory framework applicable to bank holding companies (“BHCs”) and their subsidiaries. This regulatory framework is intended primarily for the protection of depositors, the deposit insurance fund (the “DIF”) of the FDIC, consumers, the stability of the financial system in the United States, and the health of the national economy, and not for investors in the Company.
This section summarizes certain provisions of the principal laws and regulations applicable to the Company and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described below.
General As a BHC, the Company is subject to regulation under the BHC Act and to inspection, examination and supervision by the Federal Reserve. USBNA and its subsidiaries are subject to regulation, examination and supervision primarily by the Office of the Comptroller of the Currency (the “OCC”) and also by the FDIC, the Federal Reserve, and the Consumer Financial Protection Bureau (the “CFPB”). The Company and its subsidiaries are also subject to regulation and examination by the Securities and Exchange Commission (the “SEC”) and the Commodities Futures Trading Commission (the “CFTC”) in certain areas.
Supervision and regulation by the responsible bank regulatory agencies generally include comprehensive annual reviews of all major aspects of the Company’s and USBNA’s business and condition, regular on-site examinations, and imposition of periodic reporting requirements and limitations on investments and certain types of activities. If an applicable regulatory agency deems the Company to be operating in a manner that is inconsistent with safe and sound banking practices, such agency can require the entry into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which the Company would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions. Supervision and examinations are confidential, and the outcomes of these actions generally are not made public.
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
The change in the U.S. presidential administration and control of the U.S. Senate will likely result in changing federal regulatory priorities. Further, legal challenges to regulations have become more prevalent, adding to the uncertainty in the applicability of new or proposed laws and regulations. As federal government agencies shift priorities, states are likely to shift as well (including in certain states, as a response to a perceived void in federal regulation). Any shifts in state or federal regulatory priorities may result in increased compliance costs and regulatory risks. Failure to comply with any new law or regulation could result in litigation, regulatory enforcement actions and harm to the Company's reputation.
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
Under the United States Basel III-based capital rules, the Company is subject to a minimum common equity tier 1 (“CET1”) capital ratio (CET1 capital to risk-weighted assets) of 4.5 percent, a minimum tier 1 capital ratio of 6.0 percent and a minimum total capital ratio of 8.0 percent. At December 31, 2024, the Company exceeded these minimum capital ratio requirements. The Company is also subject to the SCB, which is based on the results of the Federal Reserve’s supervisory stress tests and the Company’s planned common stock dividends, and, if deployed by the Federal Reserve, up to a 2.5 percent common equity tier 1 countercyclical capital buffer. These additional requirements must be satisfied entirely with capital that qualifies as CET1. Although the Federal Reserve has not to date raised the countercyclical capital buffer above zero percent, the countercyclical capital buffer could change in the future. The SCB generally is assigned on an annual basis and becomes effective on October 1 of each year, subject to a 2.5 percent floor, and may vary over time. As of December 31, 2024, the SCB applicable to the Company is 3.1 percent, an increase from the SCB of 2.5 percent that applied to the Company at December 31, 2023. If the Federal Reserve were to raise the countercyclical capital buffer, or if the SCB applicable to the Company were to exceed 3.1 percent, this would also change the effective minimum capital ratios to which the Company is subject. For USBNA, the buffer requirement consists of the static capital conservation buffer equal to 2.5 percent of risk-weighted assets.
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
United States banking organizations are also subject to a minimum tier 1 leverage ratio of 4.0 percent. As a Category III banking organization, the Company is also subject to a minimum Supplementary Leverage Ratio (“SLR”) of 3.0 percent that takes into account both on-balance sheet and certain off-balance sheet exposures. At December 31, 2024, the Company exceeded the applicable minimum tier 1 leverage ratio and SLR requirements.
In July 2023, the U.S. federal bank regulatory authorities proposed a rule implementing the Basel Committee’s finalization of the post-crisis regulatory capital reforms, commonly referred to as “Basel III Endgame.” The proposal would set stricter criteria for the use of internal models by replacing the market risk rule with the “Fundamental Review of the Trading Book,” and would introduce new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, which would replace the current models-based approaches. In addition, under the proposed rule, also subject to a phase-in period, Category III banking institutions, such as the Company, would no longer be permitted to opt out of including certain components of accumulated other comprehensive income in regulatory capital, which would result in unrealized gains and losses on available-

for-sale securities being included in the calculation of the Company’s regulatory capital ratios. The Company continues to evaluate the potential effects of the proposed rule, and the effects on the Company will depend on the final form of any rulemaking.
In 2020, the United States federal banking agencies adopted a rule that allowed banking organizations, including the Company and USBNA, to elect to delay temporarily the estimated effects of adopting the current expected credit loss accounting standard (“CECL”) on regulatory capital until January 2022 and subsequently to phase in the effects through January 2025. Through the 2024 stress test cycle, the Federal Reserve has not yet incorporated CECL into the calculation of the allowance for credit losses in supervisory stress tests, and the Federal Reserve issued guidance in October 2024 to indicate that it will maintain the current framework for allowance for credit losses in the supervisory stress test through the 2025 stress test cycle. For further discussion of CECL, see Notes 1 and 5 of the Notes to Consolidated Financial Statements in the 2024 Annual Report. The Company and USBNA elected to delay and subsequently phase in the regulatory capital impact of CECL in accordance with this rule.
For additional information regarding the Company’s regulatory capital, see “Capital Management” in the 2024 Annual Report.
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
Long-Term Debt Requirements In August 2023, the Federal Reserve, OCC and FDIC issued a proposed rule that would require, among other institutions, each Category III U.S. BHC, including the Company, and each insured depository institution with $100 billion or more in total consolidated assets that is a consolidated subsidiary of a Category III U.S. BHC, such as USBNA, to have minimum levels of outstanding long-term debt. The proposed rule is intended to improve the resolvability of the banking organizations covered by the rule. Under the proposed rule, covered banking organizations would be required to maintain long-term debt in an amount that is equal to the greater of (i) 6% of the organization’s risk-weighted assets; (ii) 3.5% of the organization’s average total consolidated assets; and (iii) 2.5% of the organization’s total leverage exposure, if the organization is subject to the SLR rule. The requirement would be phased in over three years, with covered banking organizations being required to meet 25% of the requirement within one year after finalization of the rule, 50% after two years and 100% after three years. The agencies have not yet issued a final rule. Any effects on the Company and USBNA will depend on the final form of any rulemaking.
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
In November 2023, the FDIC released a final rule to impose a special assessment to recover the losses to the DIF resulting from failures of other banking institutions during 2023. The special assessments are tax deductible. As a result of this rule, the Company recognized additional noninterest expense of $136 million and $734 million in 2024 and 2023, respectively, for the FDIC special assessment.
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
Resolution Plans The Company is required by the Federal Reserve and the FDIC to submit a periodic plan for the rapid and orderly resolution of the Company and its significant legal entities in the event of future material financial distress or failure. If the Federal Reserve and the FDIC jointly determine that the resolution plan is not credible and such deficiencies are not cured in a timely manner, the regulators may jointly impose on the Company more stringent capital, leverage or liquidity requirements or restrictions on the Company’s growth, activities or operations. If the Company were to fail to address the deficiencies in its resolution plan when required, it could eventually be required to divest certain assets or operations. As a Category III banking organization, the Company is required to submit resolution plans on a triennial cycle (alternating between targeted and full submissions). The Company was scheduled to file its next full resolution plan in July 2024, but the FDIC and Federal Reserve extended the submission deadlines for all triennial full filers, including the Company, from July 2024 to October 2025.
In August 2024, the Federal Reserve and the FDIC finalized guidance for 2025 and subsequent resolution plan submissions that would apply to certain institutions including Category III institutions such as the Company. The guidance addresses the Federal Reserve’s and FDIC’s expectations regarding key areas of resolution, including capital, liquidity, operational, legal entity rationalization, and insured depository institution resolution, based on a firm’s resolution strategy.
USBNA is also required to file periodically separate resolution plans with the FDIC that should enable the FDIC, as receiver, to resolve USBNA under applicable receivership provisions of the Federal Deposit Insurance Act in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net present value return from the sale or disposition of its assets and minimizes the amount of any loss to the institution’s creditors. In June 2024, the FDIC finalized revisions to its resolution planning rule that, among other things, requires periodic testing to validate key resolution capabilities and sets out the criteria and process for the FDIC’s review of the credibility of resolution plans. Under the revised rule, USBNA is required to submit triennial resolution plans and annual interim supplements in years in which a full resolution plan is not filed, which update certain information provided in the full resolution plan. USBNA is required to file its next initial interim supplement on or before July 1, 2025, and its next full resolution plan on or before July 1, 2026.
Recovery Plans The OCC has established enforceable guidelines for recovery planning by insured national banks with average total consolidated assets of $250 billion or more, including USBNA. The guidelines provide that a covered bank should develop and maintain a recovery plan that is appropriate for its individual risk profile, size, activities, and complexity, including the complexity of its organizational and legal entity structure. The guidelines state that a recovery plan should, among other elements, (i) establish triggers, which are quantitative or qualitative indicators of the risk or existence of severe stress that should always be escalated to management or the board of directors, as appropriate, for purposes of initiating a response; (ii) identify a wide range of credible options that a covered bank could undertake to restore financial and operational strength and viability; (iii) include impact assessments for each such recovery option, and (iv) address escalation procedures, management reports, and communication procedures. USBNA’s most recent recovery plan was reviewed and approved pursuant to these guidelines in December 2024. In October 2024, the OCC finalized revisions to these guidelines that incorporate a testing standard and clarify the role of non-financial risk in recovery planning. These revisions are applicable to USBNA’s next recovery plan submission.
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
Anti-Money Laundering and Sanctions The Company is subject to several federal laws that are designed to combat money laundering and terrorist financing, and to restrict transactions with persons, companies, or foreign governments sanctioned by United States authorities. This category of laws includes the Bank Secrecy Act (the “BSA”), the Money Laundering Control Act, the USA PATRIOT Act (collectively, “AML laws”), and implementing regulations for the International Emergency Economic Powers Act and the Trading with the Enemy Act, as administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“sanctions laws”).
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
In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted. Among other things, the AMLA codified a risk-based approach to anti-money laundering compliance for financial institutions; required the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expanded enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. Many of the statutory provisions in the AMLA require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury (“FinCEN”), issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing. In July 2024, the OCC, the Federal Reserve, the FDIC and the National Credit Union Administration issued a joint proposed rule that would amend their rules regarding AML programs. Among other things, the proposed rule would require national banks, such as USBNA, to incorporate a risk assessment process into their AML programs that consider the priorities published by FinCEN and would encourage, but not require, banks to consider, evaluate and implement innovative approaches to meet BSA compliance obligations. The effects of the proposed rule on USBNA will depend on the final form of any rulemaking.
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
In October 2023, the OCC, together with the Federal Reserve and FDIC, issued a final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to strengthen the achievement of the core purpose of the CRA, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule tracks the proposed rule issued by the agencies in May 2022 and adjusts CRA evaluations based on bank size and type, with many of the changes applying only to banks with over $2 billion in assets and several applying only to banks with over $10 billion in assets, such as USBNA. The final rule introduces major changes to the CRA regulatory framework, including: (i) the delineation of assessment areas outside a bank’s traditional physical footprint; (ii) the overall evaluation framework and performance standards and metrics; (iii) the definition of community development activities; and (iv) data collection and reporting. The final rule became effective on April 1, 2024, but has been paused subject to a court ordered injunction, and most provisions of the rule will not become applicable until after January 1, 2026, pending the outcome of litigation on the final rule. The Company continues to evaluate the effect of the final rule on USBNA, and any effects may depend on further guidance from the regulators with respect to interpretive and implementation-related issues that may arise.
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
The operations of the First American family of funds, the Company’s proprietary money market fund complex, also are subject to regulation by the SEC, including rules requiring a floating net asset value for institutional prime and tax-free money market funds and permitting the board of directors of the money market funds the ability to limit redemptions during periods of stress (allowing for the use of liquidity fees and redemption gates during such times). In July 2023, the SEC finalized amendments to the rules that govern money market funds. These amendments, among other things, increased liquidity requirements for money market funds by requiring funds to hold greater proportions of their total assets in securities that can be liquidated in one business day, and require institutional prime and institutional tax-exempt money market funds to impose liquidity fees on investors that redeem their investments during times of stress.
The Company’s operations in the areas of insurance brokerage and reinsurance of credit life insurance are subject to regulation and supervision by various state insurance regulatory authorities, including the licensing of insurance brokers and agents.
Regulation of Derivatives and the Swaps Marketplace Under the Dodd-Frank Act, USBNA, as a CFTC registered swap dealer, is subject to rules regarding the regulation of the swaps marketplace and over-the-counter derivatives, including rules that require swap dealers and major swap participants to register with the CFTC, to meet certain business conduct, document, risk management, recordkeeping, reporting, and segregation requirements, and to centrally clear and trade swaps on regulated exchanges or execution facilities. CFTC rules also require USBNA to be a member of the National Futures Association, a self-regulatory organization with authority over swap dealers, and to comply with the rules of applicable exchanges and clearinghouses.
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

Privacy and Data Protection Federal and state laws contain extensive consumer privacy and data protection provisions. The Gramm Leach-Bliley Act (“GLBA”) requires financial institutions to periodically disclose their privacy policies and practices relating to sharing nonpublic personal information (“NPI”) and enables retail customers to opt out of the sharing of such information with nonaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA also requires financial institutions to implement a comprehensive information security program. Security and privacy policies and procedures for the protection of personal and confidential information are in effect across all the Company’s businesses and geographic locations.
Data privacy and data protection are areas of increasing legislative focus in the United States, and several U.S. states have enacted comprehensive consumer privacy laws that impose compliance obligations with respect to personal information. The Company has made and will make operational adjustments in accordance with the requirements of applicable privacy and data protection laws. For example, the Company is subject to the California Consumer Protection Act of 2018 and its implementing regulations, as amended in 2020 by the California Privacy Rights Act (the "CCPA"), which provided residents of California with specific rights with respect to the collection of their personal information. The CCPA exempts NPI from its scope. The process of drafting and finalizing implementing regulations for the CCPA is ongoing. The Company continues to evaluate the new regulations, and the effects on the Company will depend on the form of any additional rulemakings.
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
In addition, in the European Union (“EU”), privacy law is governed by the General Data Protection Regulation (“GDPR”), which is directly binding and applicable in each EU member state. The GDPR contains enhanced compliance obligations and increased penalties for non-compliance and is regularly enforced by European regulators. Canada is in the process of replacing its federal privacy law, the Personal Information Protection and Electronic Documents Act, with a new privacy framework that the Company expects will impose additional compliance obligations on the Company’s Canadian operations.
In October 2024, the CFPB finalized a rule regarding personal financial data rights, which applies to financial institutions that control or possess data relating to covered consumer financial products or services, such as Regulation E accounts and credit card issuers. Under the final rule, USBNA will be required to provide consumers and, upon the consumer’s request, their authorized third parties electronic access to “covered data.” This includes transaction information, account balances, upcoming bill information, information to initiate payment to and from accounts, the terms and conditions under which an account or credit card was provided, and certain other basic account verification information. The final rule, which is being challenged by several banking industry groups, requires “data providers” such as USBNA to create detailed access interfaces for both consumers and developers in order to effectuate consumers’ access to, and transfer of, their personal financial data. USBNA will be prohibited from imposing any fees or charges for maintaining or providing access to or facilitating the transfer of such data. Unless the rule is overturned or rescinded, USBNA must comply with the final rule by April 1, 2026.
Like other lenders, USBNA and other subsidiaries of the Company use consumer reports in their underwriting activities. Use of such information is regulated under the Fair Credit Reporting Act (“FCRA”), and the FCRA also regulates reporting information to consumer reporting agencies, prescreening individuals for credit offers, sharing of consumer reports between affiliates, and using affiliate credit data for marketing purposes. Similar state laws may impose additional requirements on the Company and its subsidiaries. In January 2025, the CFPB published a final FCRA-related rule that prohibits the inclusion of medical debts in consumer reports and prohibits a creditor’s use of medical debt to determine credit eligibility, absent a specific exception. There are currently two lawsuits filed against the CFPB disputing the validity of the final rule and a preliminary injunction has been granted by the court. Consequently, the effective date of the final rule has been stayed until June 15, 2025. In addition, a notice of proposed rulemaking to revise the FCRA was also published in December 2024, with comments to the proposal due in March 2025.
The federal banking regulators, as well as the SEC, CFPB, CFTC, and related self-regulatory organizations, regularly issue guidance on cybersecurity that is intended to enhance cyber risk management among financial institutions and provide timely information to investors. A financial institution’s management is required to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cybersecurity incident. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if the institution or its critical service providers experience a cybersecurity incident.
The Company and its subsidiaries are subject to increasing numbers of regulatory notification and disclosure requirements related to cybersecurity. As of April 2022, banking organizations, such as the Company and USBNA, are required to notify their primary federal regulator within 36 hours of a computer-security incident that results in actual harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores or transmits, which has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Similarly, the Office of the Superintendent of Financial Institutions in Canada requires Federally Regulated Financial Institutions to report qualifying technology and cybersecurity incidents under the provisions of the August 13, 2021 Technology and Cyber Security Incident Reporting Advisory.

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
Executive and Incentive Compensation Guidelines adopted by the federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as “excessive” when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The Federal Reserve has issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine safety and soundness by encouraging excessive risk-taking. The Incentive Compensation Guidance is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Incentive Compensation Guidance states that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
During 2016, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets. In July 2024, the OCC, FDIC, Federal Housing Finance Agency and National Credit Union Administration jointly re-proposed the regulatory text of the 2016 proposal. The Federal Reserve and the SEC did not join the proposal, and the proposed rule will not be published in the Federal Register until the agencies have joined.
Environmental, Social and Governance In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions’ and other companies’ risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance matters. In October 2023, the United States federal banking agencies issued a set of principles relating to the management of climate-related financial risks. The principles apply to banking organizations with over $100 billion in total consolidated assets, including the Company and USBNA. The principles are intended to provide a framework for large banking organizations to guide their efforts to identify, measure, monitor, and mitigate physical and transition risks associated with climate change. Among other guidance, the principles describe how climate-related financial risks can be addressed in connection with specific risk categories, including credit risk, liquidity risk, operational risk, and legal and compliance risk. In March 2024, the SEC adopted final rules related to the disclosure of climate-related financial risk, but such rules have been stayed pending the completion of judicial review of the petitions challenging the rules, and on February 11, 2025, the SEC requested a pause of the litigation, citing concerns with the legality of the rules. Further, several states in which the Company operates have enacted or proposed statutes, regulations or guidance addressing climate change and other sustainability issues. For example, in 2023, the State of California enacted laws, which are subject to ongoing litigation, requiring certain companies doing business in California to disclose greenhouse gas emissions data and certain other climate-related information. In addition, the European Union’s Corporate Sustainability Reporting Directive came into effect in January 2023, significantly expanding the scope of sustainability disclosures required to be disclosed by certain EU and non-EU companies.
Conversely, some states in which the Company does business have enacted, or proposed to enact, certain “anti-ESG” measures, including statutes, regulations or policies that prohibit certain financial institutions from denying or canceling products or services to a person, or otherwise discriminating against a person in making available products or services, on the basis of social credit scores and certain other factors. Similarly, the current Presidential administration has issued a number of executive orders and various agencies have taken positions that relate to environmental and social matters. Some of these measures may conflict with other regulatory requirements, including those described above. Due to legal challenges and other uncertainties, the effects of these measures on the Company cannot be predicted at this time.
Other Supervision and Regulation As a public company, the Company is subject to the requirements of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated by the SEC thereunder, as administered by the SEC. As a listed company on the New York Stock Exchange (“NYSE”), the Company is subject to the rules of the NYSE for listed companies.
Capital Covenants
The Company has entered into several transactions involving the issuance of capital securities (“Capital Securities”) by a certain Delaware statutory trust formed by the Company (the “Trust”), the issuance by the Company of preferred stock (“Preferred Stock”) and the issuance by a subsidiary of USBNA of preferred stock exchangeable for the Company’s Preferred Stock under certain circumstances (“Exchangeable Preferred Stock”). Simultaneously with the closing of certain of those transactions, the Company entered into a replacement capital covenant, as amended from time to time (as amended, each, a “Replacement Capital Covenant” and collectively, the “Replacement Capital Covenants”) for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of the Company or USBNA (the “Covered Debt”). Each of the Replacement Capital Covenants provides that neither the Company nor any of its subsidiaries (including the Trust) will repay, redeem or purchase any of the Preferred Stock, Exchangeable Preferred Stock or the Capital Securities and the securities held by the Trust (the “Other Securities”), as applicable, on or before the date specified in the applicable Replacement Capital Covenant, unless the Company has received proceeds from the sale of qualifying securities that (a) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Preferred Stock, the Exchangeable Preferred Stock, the Capital Securities or Other Securities, as applicable, at the time of repayment, redemption or purchase, and (b) the Company has obtained the prior approval of the Federal Reserve, if such approval is then required by the Federal Reserve or, in the case of the Exchangeable Preferred Stock, the approval of the OCC.
The Company will provide a copy of any Replacement Capital Covenant to a holder of the relevant Covered Debt upon request. For copies of any of these documents, holders should write to Investor Relations, U.S. Bancorp, 800 Nicollet Mall, Minneapolis, Minnesota 55402, or call (866) 775-9668.
The following table identifies the closing date for each transaction, issuer, series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, Other Securities, if any, and applicable Covered Debt as of February 21, 2025, for those securities that remain outstanding.

Closing Date	Issuer	Capital Securities, Preferred Stock or Exchangeable Preferred Stock	Other Securities	Covered Debt
3/17/06	USB Capital IX and U.S. Bancorp	USB Capital IX’s $675,378,000 of 6.189% Fixed-to-Floating Rate Normal Income Trust Securities	U.S. Bancorp’s Series A Non-Cumulative Perpetual Preferred Stock	U.S. Bancorp’s 2.491% Fixed Rate Reset Subordinated Notes due November 3, 2036 (CUSIP No. 91159HJB7)
3/27/06	U.S. Bancorp	U.S. Bancorp’s 40,000,000 Depositary Shares ($25 per Depositary Share), each representing a 1/1,000th interest in a share of Series B Non-Cumulative Perpetual Preferred Stock	Not Applicable	U.S. Bancorp’s 2.491% Fixed Rate Reset Subordinated Notes due November 3, 2036 (CUSIP No. 91159HJB7)
12/22/06	USB Realty Corp.(a) and U.S. Bancorp
USB Realty Corp.’s 4,500 shares of Fixed-to-Floating-Rate Exchangeable Non-Cumulative Perpetual Series A Preferred Stock exchangeable for shares of U.S. Bancorp’s Series C Non-Cumulative Perpetual Preferred Stock(b)
			Not Applicable	U.S. Bancorp’s 2.491% Fixed Rate Reset Subordinated Notes due November 3, 2036 (CUSIP No. 91159HJB7)

(a)    USB Realty Corp. is a subsidiary of USBNA.
(b)    Under certain circumstances, upon the direction of the OCC, each share of USB Realty Corp.’s Series A Preferred Stock will be automatically exchanged for one share of U.S. Bancorp’s Series C Non-Cumulative Perpetual Preferred Stock.
Available Information
U.S. Bancorp’s website can be found at www.usbank.com. U.S. Bancorp makes available free of charge on its website, by clicking on “About us” and then clicking on “Investor relations” and then clicking on “Financials” and then clicking on "SEC filings," its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as well as all other reports filed by U.S. Bancorp with the SEC as soon as reasonably practicable after electronically filed with, or furnished to, the SEC.
Additional Information
Additional information in response to this Item 1 can be found in the 2024 Annual Report on pages 54 to 56 under the heading “Business Segment Financial Review.” That information is incorporated into this report by reference.
Item 1A. Risk Factors
Information in response to this Item 1A can be found in the 2024 Annual Report on pages 136 to 151 under the heading “Risk Factors.” That information is incorporated into this report by reference.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Assessment and Management
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
As part of the Company’s risk management framework, risk management programs and processes are in place to incorporate risk considerations into day-to-day business activities across the Company’s risk categories, business lines, and functions. Risk programs may manage all or certain components of a particular risk type. The Company’s cybersecurity risk program provides centralized planning and management of related and interdependent work with a focus on risks from cybersecurity threats. Additionally, the Company’s Information Security Awareness and Training Program educates employees and contractors on information security policies, standards, and practices to protect U.S. Bancorp’s information, information systems, and processes. The Company’s cybersecurity risk program is integrated into the Company’s overall business and operational strategies and requires that the Company allocate appropriate resources to maintain the program.
The Company’s processes for assessing, identifying, and managing material risks from cybersecurity threats are integrated into the Company’s overall risk governance and oversight structures through its “three lines of defense” model for establishing effective checks and balances within the risk management framework. In this model, specific to cybersecurity threats, the first line of defense is Information Security Services (ISS), which is responsible for identifying and implementing cybersecurity controls in accordance with policy requirements and industry best practices, to meet regulatory requirements and to safeguard the business. The second line of defense, Cybersecurity Risk Oversight within the Company's Operational Risk Management group, provides reporting and escalation of emerging risks related to cybersecurity and other concerns to senior management, the ERC, the ISRC, other designated senior operating committees, and the Risk Management Committee of the Board of Directors. The third line of defense, the Company’s internal audit function, provides independent assessment and assurance regarding the effectiveness of the Company’s governance, risk management, and control processes with respect to cybersecurity threats, and provides challenges and recommendations for improvement.
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
During the fiscal year ended December 31, 2024, the Company has not identified any specific risks from cybersecurity threats that have materially affected, or are reasonably likely to affect, the Company’s business strategy, results of operations, or financial condition, other than the risks described under “Risk Factors – Operations and Business Risk” in the 2024 Annual Report. The Company may not be successful in preventing or mitigating the impacts of a future cybersecurity incident that could have a material adverse effect on the Company or its business strategy, results of operations or financial condition.
Third Party Risks
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
Board of Directors Oversight
As part of its responsibility to oversee the management, business, and strategy of the Company, the Company’s Board of Directors reviews and approves the Company’s risk management framework annually through its Risk Management Committee and oversees the Company’s risk management processes by informing itself about the Company’s key risks and evaluating whether management has reasonable risk management and control processes in place to address those risks. The Board carries out its risk management oversight responsibilities primarily through its committees. Each Board committee is responsible for overseeing certain risks under its charter. The Board’s Risk Management Committee, with support from its Cybersecurity and Technology Subcommittee, has primary oversight responsibility for cybersecurity risk, including risks from any cybersecurity threats. The Risk Management Committee monitors the Company’s compliance with the risk management framework and risk limits established under the Company’s risk appetite statement approved by the Board. The Risk Management Committee also oversees the Company’s independent risk management function. The Cybersecurity and Technology Subcommittee has oversight responsibility for cybersecurity risk management and cyber resiliency and certain technology matters. The Risk Management Committee and its Cybersecurity and Technology Subcommittee receive quarterly reports from management on cybersecurity issues, including cybersecurity threats. The Board’s Risk Management Committee and Audit Committee also hold a joint meeting annually at which they receive a report from the Company’s CISO on cybersecurity threats facing the Company and its preparedness to meet and respond to those threats. In addition, the full Board holds periodic cybersecurity education sessions, which may feature the perspective of an outside expert on current cybersecurity topics. The Company also typically conducts an annual executive-level crisis exercise that includes a cybersecurity component to test its resiliency response, completeness of playbooks, and communication protocols. This exercise involves Board members, Managing Committee members, third-party companies, and regulators, as appropriate.
The Company’s risk management framework includes its risk appetite statement, which is approved annually by the Board’s Risk Management Committee, and defines acceptable levels of risk-taking and risk limits and establishes the governance and oversight activities over risk management and reporting. Management monitors and measures the Company’s risk appetite using a quantitative risk scorecard consisting of risk appetite metrics and associated limits reported to the Board’s Risk Management Committee on a quarterly basis. The Company’s risk appetite statement includes specific information security metrics and associated limits. These limits also inform how matters, including cybersecurity incidents or threats, are escalated to specific members of management, appropriate senior operating committees (including the ISRC and/or ERC), and/or the Board of Directors or appropriate Board committee. The Board’s Risk Management Committee oversees the Company’s risk profile relative to its risk appetite and compliance with risk limits.
Management Oversight
The members of the Company’s management that are primarily responsible for assessing and managing risks from cybersecurity threats, including monitoring risk appetite metrics and limits related to cybersecurity, include the Company’s CISO, Chief Risk Officer, and Chief Information and Technology Officer.
The Company’s CISO is primarily responsible for the implementation of defense capabilities and risk mitigation strategies. The Company’s CISO, Timothy J. Held, has over 27 years of information technology and cybersecurity experience. He holds the title of Executive Vice President and Chief Information Security Officer and has been in his role since 2018, having served as the Company’s Deputy CISO from 2015 to 2018 and Head of Cyber Defense, Threat Intelligence, and Incident Response from 2012 to 2018. The CISO is supported by his direct reports and their teams, many of whom hold cybersecurity-related certifications.
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
Item 2. Properties
U.S. Bancorp and its subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. U.S. Bancorp and its subsidiaries lease 5 freestanding operations centers in Kansas City, Little Rock, Atlanta, Minneapolis and Chicago, and also own 8 principal operations centers in Cincinnati, Fargo, Knoxville, Oshkosh, Olathe, Owensboro, Portland and St. Paul. At December 31, 2024, U.S. Bancorp and its subsidiaries owned and operated a total of 1,171 facilities and leased an additional 1,465 facilities. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to the Company’s premises and equipment is presented in Note 8 of the Notes to Consolidated Financial Statements included in the 2024 Annual Report. That information is incorporated into this report by reference.
Item 3. Legal Proceedings
Information in response to this Item 3 can be found in Note 22 of the Notes to Consolidated Financial Statements included in the 2024 Annual Report under the heading, “Litigation and Regulatory Matters.” That information is incorporated into this report by reference.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company announced on September 12, 2024 that its Board of Directors authorized a share repurchase program to repurchase up to $5.0 billion of its common stock, effective September 13, 2024. This share repurchase program replaced the previous share repurchase program announced on December 22, 2020, which was terminated effective on September 12, 2024. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with legal and regulatory requirements.
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company or any affiliated purchaser during the fourth quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
October 1-31	843,134		$48.58	843,134	$4,959
November 1-30	1,220,444		49.01	1,220,444	4,899
December 1-31	616,282	(a)	50.10	419,779	4,878
Total	2,679,860	(a)	$49.13	2,483,357	$4,878
(a)Includes 196,503 shares of common stock purchased, at an average price per share of $48.24, in open-market transactions by USBNA, the Company’s banking subsidiary, in its capacity as trustee of the U.S. Bank 401(k) Savings Plan, which is the Company’s employee retirement savings plan.
Additional Information
Additional information in response to this Item 5 can be found in the 2024 Annual Report on page 135 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information in response to this Item 7 can be found in the 2024 Annual Report on pages 22 to 56 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information in response to this Item 7A can be found in the 2024 Annual Report on pages 33 to 53 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.
Item 8. Financial Statements and Supplementary Data
Information in response to this Item 8 can be found in the 2024 Annual Report on pages 62 to 135 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm,” “Report of Independent Registered Public Accounting Firm,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Comprehensive Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)” and “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Information in response to this Item 9A can be found in the 2024 Annual Report on page 61 under the heading “Controls and Procedures” and on pages 62 and 63 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm.” That information is incorporated into this report by reference.

Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Code of Ethics and Business Conduct
The Company has adopted a Code of Ethics and Business Conduct that applies to its principal executive officer, principal financial officer and principal accounting officer. The Company’s Code of Ethics and Business Conduct can be found at www.usbank.com by clicking on “About us” and then clicking on “Investor relations” and then clicking on “Corporate Governance” and then clicking on “Governance documents” and then clicking on “Code of Ethics and Business Conduct.” The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Ethics and Business Conduct that apply to its principal executive officer, principal financial officer and principal accounting officer by posting such information on its website, at the address and location specified above.
Insider Trading Policies
The Company has adopted an Insider Trading Policy that applies to its directors, executive officers, and certain other employees. The Company’s Insider Trading Policy governs the purchase, sale and other dispositions of the Company’s securities by these individuals, and the Company believes it is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the NYSE. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.
The Company is also prohibited from trading at any time in any Company securities on the basis of material non-public information, subject to applicable law.
Information About the Company’s Managing Committee1
Andrew Cecere
Mr. Cecere, 64, is Chairman and Chief Executive Officer of U.S. Bancorp. Mr. Cecere has served as Chief Executive Officer since April 2017 and Chairman since April 2018. He also served as President from January 2016 to May 2024. In April 2025, he will serve as Executive Chairman of U.S. Bancorp’s Board of Directors, continuing to lead the Board and supporting Gunjan Kedia as she assumes the role of Chief Executive Officer.
Souheil S. Badran
Mr. Badran, 60, is Senior Executive Vice President and Chief Operations Officer of U.S. Bancorp. Mr. Badran has served in this position since joining U.S. Bancorp in December 2022. From January 2019 until November 2022, he served as Executive Vice President and Chief Operating Officer at Northwestern Mutual, having also served as Chief Innovation Officer from January 2019 until September 2019.
Elcio R.T. Barcelos
Mr. Barcelos, 54, is Senior Executive Vice President and Chief Human Resources Officer of U.S. Bancorp. Mr. Barcelos has served in this position since joining U.S. Bancorp in September 2020. Prior to joining U.S. Bancorp, he served in a leadership role at Federal National Mortgage Association (Fannie Mae).
James L. Chosy
Mr. Chosy, 61, is Senior Executive Vice President and General Counsel of U.S. Bancorp. Mr. Chosy has served in this position since March 2013. He also served as Corporate Secretary of U.S. Bancorp from June 2022 until December 2023 and from March 2013 until April 2016.
1 This section includes the biographies of the members of the Managing Committee of U.S. Bancorp. Each member of the Managing Committee, except for Gregory G. Cunningham, Revathi N. Dominski, Sekou Kaalund, Felicia La Forgia and Dominic V. Venturo, is deemed to be an executive officer of U.S. Bancorp.

Gregory G. Cunningham
Mr. Cunningham, 61, is Senior Executive Vice President and Chief Diversity Officer of U.S. Bancorp. Mr. Cunningham has served in this position since July 2020. From July 2019 until July 2020, he served as Senior Vice President and Chief Diversity Officer of U.S. Bancorp, having served as Vice President of Customer Engagement of U.S. Bancorp from October 2015, when he joined U.S. Bancorp, until July 2019.
Venkatachari Dilip
Mr. Dilip, 65, is Senior Executive Vice President and Chief Information and Technology Officer of U.S. Bancorp. Mr. Dilip previously was an Executive Vice President from September 2018 to April 2023 and has served as Chief Information and Technology Officer since September 2018, when he joined U.S. Bancorp.
Terrance R. Dolan
Mr. Dolan, 63, is Vice Chair and Chief Administration Officer of U.S. Bancorp. Mr. Dolan has served in this position since September 2023. From August 2016 to August 2023, he served as Vice Chair and Chief Financial Officer of U.S. Bancorp.
Revathi N. Dominski
Ms. Dominski, 54, is Senior Executive Vice President and Chief Social Responsibility Officer of U.S. Bancorp and President of the U.S. Bank Foundation. Ms. Dominski has served as Senior Executive Vice President and Chief Social Responsibility Officer since April 2023. She joined U.S. Bancorp in June 2015 as President of the U.S. Bank Foundation and Senior Vice President of Corporate Social Responsibility.
Sekou Kaalund
Mr. Kaalund, 49, is Senior Executive Vice President, Head of Branch and Small Business Banking of U.S. Bancorp. Mr. Kaalund previously was Executive Vice President from December 2022 to January 2025 and has served as Head of Branch and Small Business Banking since joining U.S. Bancorp in December 2022. Prior to joining U.S. Bancorp, he served as the Head of Consumer Banking for the Northeast Division at JPMorgan Chase from September 2020 to December 2022. He served as Managing Director and Head of Advancing Black Pathways at JPMorgan Chase from August 2018 to September 2020 and was a Managing Director across several areas in the Corporate Investment Bank at JPMorgan Chase, including U.S. Public and Corporate Pensions and Global Private Equity and Real Estate Fund Services, from July 2007 to September 2020.
Gunjan Kedia
Ms. Kedia, 54, is President of U.S. Bancorp and a member of U.S. Bancorp’s Board of Directors. Ms. Kedia has served as President since May 2024. From June 2023 to May 2024, she served as Vice Chair, Wealth, Corporate, Commercial and Institutional Banking, of U.S. Bancorp. From December 2016 to June 2023, she served as Vice Chair, Wealth Management and Investment Services, of U.S. Bancorp. In April 2025, she will assume the additional role of Chief Executive Officer.
Courtney Kelso
Ms. Kelso, 47, is Senior Executive Vice President, Head of Payments: Consumer and Small Business of U.S. Bancorp. Ms. Kelso has served in this position since joining U.S. Bancorp in February 2025. Prior to joining U.S. Bancorp, she served as Executive Vice President and Head of Card Products, Global Commercial Services at American Express from February 2021 to February 2024. From February 2018 to February 2021, she served as Senior Vice President of US Small Business, Co-Brand and Corporate Cards, Global Commercial Services at American Express.
Felicia La Forgia
Ms. La Forgia, 56, is Senior Executive Vice President, Head of the Institutional Client Group (ICG) of U.S. Bancorp. Ms. La Forgia previously was Executive Vice President from July 2016 to January 2025 and has served as Head of ICG since June 2024. From June 2020 to June 2024, she served as Head of Corporate Banking of U.S. Bancorp.
Stephen L. Philipson
Mr. Philipson, 46, is Senior Executive Vice President and Head of Wealth, Corporate, Commercial and Institutional Banking (WCIB). Mr. Philipson has served as Head of WCIB since June 2024 and Senior Executive Vice President since April 2023. From April 2023 to June 2024, he served as Head of Global Markets and Specialized Finance of U.S. Bancorp. From October 2017 to April 2023, he served as Head of Fixed Income and Capital Markets of U.S. Bancorp.
Jodi L. Richard
Ms. Richard, 56, is Vice Chair and Chief Risk Officer of U.S. Bancorp. Ms. Richard has served in this position since October 2018. She served as Executive Vice President and Chief Operational Risk Officer of U.S. Bancorp from January 2018 until October 2018.

Arijit Roy
Mr. Roy, 48, is Senior Executive Vice President, Head of Consumer and Business Banking Products of U.S. Bancorp. Mr. Roy previously was Executive Vice President from August 2023 to October 2024 and has served as Head of Consumer and Business Banking Products since July 2024. Prior to July 2024, he served as Head of Consumer and Segment Solutions since joining U.S. Bancorp in July 2022. Prior to joining U.S. Bancorp, he held various leadership positions at Truist, including Executive Vice President and Head of Consumer Products from April 2022 to July 2022, Executive Vice President of Deposits, Small Business Banking, Strategy and Analytics from July 2021 to April 2022, and Senior Vice President of Strategy, Digital Integration and Transformation from September 2019 to July 2021.
Mark G. Runkel
Mr. Runkel, 48, is Senior Executive Vice President, Head of Payments: Merchant and Institutional. Mr. Runkel has served in this position since January 2025. From August 2021 to January 2025, he served as Chief Transformation Officer of U.S. Bancorp. From December 2013 to August 2021, he served as Senior Executive Vice President and Chief Credit Officer of U.S. Bancorp.
John C. Stern
Mr. Stern, 46, is Senior Executive Vice President and Chief Financial Officer of U.S. Bancorp. Mr. Stern has served as Senior Executive Vice President since April 2023 and Chief Financial Officer since September 2023. He also served as Head of Finance of U.S. Bancorp from May 2023 to August 2023. He served as Executive Vice President of U.S. Bancorp from July 2013 through April 2023. From May 2021 until May 2023, he served as President of the Global Corporate Trust and Custody business of U.S. Bancorp. Previously, he served as Treasurer of U.S. Bancorp from July 2013 to May 2021.
Dominic V. Venturo
Mr. Venturo, 58, is Senior Executive Vice President and Chief Digital Officer of U.S. Bancorp. Mr. Venturo has served in this position since July 2020. From January 2015 until July 2020, he served as Executive Vice President and Chief Innovation Officer of U.S. Bancorp.
Additional Information
Additional information in response to this Item 10 can be found in the Proxy Statement under the headings “Proposal 1 — Election of directors,” “Corporate governance — Committee responsibilities” and “Corporate governance — Committee member qualifications.” That information is incorporated into this report by reference.
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
The following table summarizes information regarding the Company’s equity compensation plans in effect as of December 31, 2024:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders				46,491,070	(a)
Stock options	2,048,247	(b)	$46.49
Restricted stock units and performance-based restricted stock units	9,241,387	(c)	—
Equity compensation plans not approved by security holders	484,572	(d)	—	—
Total	11,774,206			46,491,070

(a)The 46,491,070 shares of the Company’s common stock available for future issuance are reserved under the U.S. Bancorp 2024 Stock Incentive Plan (the “2024 Plan”). Future awards under the 2024 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock awards, or other stock-based awards.
(b)Includes shares of the Company’s common stock underlying stock options granted under the U.S. Bancorp 2015 Stock Incentive Plan (the “2015 Plan”) and the U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”).
(c)Includes shares of the Company's common stock underlying performance-based restricted stock units (awarded to the members of the Company's Managing Committee and settled in shares of the Company's common stock on a one-for-one basis) and restricted stock units (settled in shares of the Company's common stock on a one-for-one basis) under the 2024 Plan, the 2015 Plan, the 2007 Plan and the U.S. Bancorp 2001 Stock Incentive Plan, as amended. No exercise price is paid upon vesting, and thus, no exercise price is included in the table.
(d)Shares of the Company’s common stock that are issuable pursuant to various active and frozen deferred compensation plans of U.S. Bancorp and its predecessor entities that provide distribution of deferred compensation deemed to be invested in U.S. Bancorp stock in the form of shares of U.S. Bancorp common stock, unless the Company chooses cash payment. No exercise price is paid when shares are issued pursuant to the deferred compensation plans.
The active deferred compensation plans allow, and the frozen deferred compensation plans previously permitted, non-employee directors and eligible employees, including members of senior management, to defer all or part of their compensation until the earlier of retirement or termination of employment. Deferral elections are irrevocable. Under the plans, the deferred compensation is deemed to be invested in one of several investment alternatives at the option of the participant, including shares of U.S. Bancorp common stock. Amounts deferred are credited with earnings and investment gains and losses by assuming that deferred amounts were invested in one or more of the hypothetical investment alternatives selected by the plan participant.
The 484,572 shares included in the table assume that participants in the plans with amounts deemed to be invested in the Company's common stock as of December 31, 2024 had received all such amounts in shares of the Company's common stock on December 31, 2024. The U.S. Bank Executive Employees Deferred Compensation Plan (2005 Statement) and the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement) are the Company's only deferred compensation plans under which compensation may currently be deferred.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
List of documents filed as part of this report:
1. Financial Statements
•Report of Management
•Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on the Financial Statements
•U.S. Bancorp Consolidated Balance Sheet as of December 31, 2024 and 2023
•U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2024
•U.S. Bancorp Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2024
•U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2024
•U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2024
•Notes to Consolidated Financial Statements
•U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)
•U.S. Bancorp Supplemental Financial Data (Unaudited)
2. Financial Statement Schedules
All financial statement schedules for the Company have been included in the Consolidated Financial Statements or the related Notes, or are either inapplicable or not required.
3. Exhibits
Shareholders may obtain a copy of any of the exhibits to this report upon payment of a fee covering the Company’s reasonable expenses in furnishing the exhibits. You can request exhibits by writing to Investor Relations, U.S. Bancorp, 800 Nicollet Mall, Minneapolis, Minnesota 55402.

(1)3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.4 to Form 8-K filed on April 20, 2022.
(1)3.2	Amended and Restated Bylaws. Filed as Exhibit 3.1 to Form 8-K filed on October 19, 2023.
4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.
4.2	Description of U.S. Bancorp’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
(1)10.0	Amended and Restated Registration Rights Agreement, dated August 3, 2023, by and between U.S. Bancorp and MUFG Bank, Ltd. Filed as Exhibit 10.1 to Form 8-K filed on August 3, 2023.
(1)(2)10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.
(1)(2)10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.
(1)(2)10.2	U.S. Bancorp Annual Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 16, 2019.
(1)(2)10.3	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.
(1)(2)(3)10.4	U.S. Bank Non-Qualified Retirement Plan. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2020.
(1)(2)10.5(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.
(1)(2)10.5(b)	2011 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.9(b) to Form 10-K for the year ended December 31, 2011.
(2)10.5(c)	2025 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan.
(1)(2)10.6	U.S. Bank Executive Employees Deferred Compensation Plan (2005 Statement). Filed as Exhibit 4.1 to Form S-8 (File No. 333-268116) filed on November 2, 2022.

(1)(2)10.7(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.
(1)(2)10.7(b)	2011 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.11(b) to Form 10-K for the year ended December 31, 2011.
(2)10.7(c)	2025 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan.
(1)(2)10.8(a)	U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement). Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.
(1)(2)10.8(b)	First Amendment of the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement). Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.
(1)(2)10.8(c)	Second Amendment of the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement). Filed as Exhibit 10.12(c) to Form 10-K for the year ended December 31, 2011.
(2)10.8(d)	Third Amendment of the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement).
(1)(2)10.9	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 20, 2010.
(1)(2)10.10
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan (used for grants made January 1, 2009-December 31, 2013). Filed as Exhibit 10.11(a) to Form 8-K filed on January 7, 2009.

(1)(2)10.11
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan (used for grants made January 1, 2014-April 20, 2015). Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2013.

(1)(2)10.12	U.S. Bancorp 2015 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 23, 2015.
(1)(2)10.13
Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made April 21, 2015-December 31, 2016). Filed as Exhibit 10.4 to Form 8-K filed on April 23, 2015.

(1)(2)10.14
Form of Stock Option Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made January 1, 2017-December 31, 2017). Filed as Exhibit 10.44 to Form 10-K for the year ended December 31, 2016.

(1)(2)10.15
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made April 21, 2015-December 31, 2016). Filed as Exhibit 10.2 to Form 8-K filed on April 23, 2015.

(1)(2)10.16
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made January 1, 2017-April 15, 2024). Filed as Exhibit 10.42 to Form 10-K for the year ended December 31, 2016.

(1)(2)10.17
Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made January 1, 2021-December 31, 2023). Filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 2020.

(1)(2)10.18
Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made January 1, 2021-December 31, 2023). Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2020.

(1)(2)10.19
Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made January 1, 2024-April 15, 2024). Filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 2023.

(1)(2)10.20
Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2015 Stock Incentive Plan (used for grants made January 1, 2024-April 15, 2024). Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2023.

(1)(2)10.21	U.S. Bancorp 2024 Stock Incentive Plan. Filed as Exhibit 4.3 to Form S-8 (File No. 333-278752) filed on April 17, 2024.
(1)(2)10.22
Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2024 Stock Incentive Plan (used for grants made April 16, 2024-December 31, 2024). Filed as Exhibit 4.4 to Form S-8 (File No. 333-278752) filed on April 17, 2024.

(1)(2)10.23
Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2024 Stock Incentive Plan (used for grants made April 16, 2024-December 31, 2024). Filed as Exhibit 4.5 to Form S-8 (File No. 333-278752) filed on April 17, 2024.

(1)(2)10.24
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under U.S. Bancorp 2024 Stock Incentive Plan (used for grants made after April 16, 2024). Filed as Exhibit 4.6 to Form S-8 (File No. 333-278752) filed on April 17, 2024.

(2)10.25	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2024 Stock Incentive Plan (used for grants made after January 1, 2025).
(2)10.26	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2024 Stock Incentive Plan (used for grants made after January 1, 2025).

13	2024 Annual Report, pages 21 through 154.
19	U.S. Bancorp Insider Trading Policy.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(1)97	U.S. Bancorp Incentive-Based Compensation Recovery Policy, dated as of December 1, 2023. Filed as Exhibit 97 to Form 10-K for the year ended December 31, 2023.
101
The following financial statements from the Company’s Annual Report for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

(1)Exhibit has been previously filed with the SEC and is incorporated herein as an exhibit by reference to the prior filing.
(2)Management contracts or compensatory plans or arrangements.
(3)Certain appendices have been omitted. The Company will furnish copies of any such appendix to the SEC upon its request.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 21, 2025, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ ANDREW CECERE
Andrew Cecere
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

/s/ ANDREW CECERE
Andrew Cecere,
Chairman and Chief Executive Officer, Director (principal executive officer)

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

ALEEM GILLANI*
Aleem Gillani, Director

KIMBERLY J. HARRIS*
Kimberly J. Harris, Director

ROLAND A. HERNANDEZ*
Roland A. Hernandez, Director

/s/ GUNJAN KEDIA
Gunjan Kedia, Director

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
Dated: February 21, 2025

By:	/s/ ANDREW CECERE
Andrew Cecere
Attorney-In-Fact