Form 10-Q
period 2025-03-31
US BANCORP \DE\
filed 2025-05-06
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2025
Common Stock, $.01 Par Value	1,558,027,583 shares

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
•Turmoil and volatility in the financial services industry, including failures or rumors of failures of other depository institutions, which could affect the ability of depository institutions, including U.S. Bank National Association (“USBNA”), to attract and retain depositors, and could affect the ability of financial services providers, including U.S. Bancorp, to borrow or raise capital;
•Changes to statutes, regulations, or regulatory policies or practices, including capital and liquidity requirements, and the enforcement and interpretation of such laws and regulations, and U.S. Bancorp’s ability to address or satisfy those requirements and other requirements or conditions imposed by regulatory entities;
•Changes in trade policy, including the imposition of tariffs or the impacts of retaliatory tariffs;
•Changes in interest rates;

U.S. Bancorp	1

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
•Management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, liquidity risk and reputation risk; and
•The risks and uncertainties more fully discussed in the section entitled “Risk Factors” of U.S. Bancorp’s Form 10-K for the year ended December 31, 2024, and subsequent filings with the Securities and Exchange Commission (“SEC”).
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

2	U.S. Bancorp

TABLE 1	Selected Financial Data

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2025	2024	Percent Change
Condensed Income Statement
Net interest income	$4,092	$3,985	2.7%
Taxable-equivalent adjustment(a)	30	30	—
Net interest income (taxable-equivalent basis)(b)	4,122	4,015	2.7
Noninterest income	2,836	2,700	5.0
Total net revenue	6,958	6,715	3.6
Noninterest expense	4,232	4,459	(5.1)
Provision for credit losses	537	553	(2.9)
Income before taxes	2,189	1,703	28.5
Income taxes and taxable-equivalent adjustment	473	377	25.5
Net income	1,716	1,326	29.4
Net (income) loss attributable to noncontrolling interests	(7)	(7)	—
Net income attributable to U.S. Bancorp	$1,709	$1,319	29.6
Net income applicable to U.S. Bancorp common shareholders	$1,603	$1,209	32.6
Per Common Share
Earnings per share	$1.03	$.78	32.1
Diluted earnings per share	1.03	.78	32.1
Dividends declared per share	.50	.49	2.0
Book value per share(c)	34.16	31.26	9.3
Market value per share	42.22	44.70	(5.5)
Average common shares outstanding	1,559	1,559	—
Average diluted common shares outstanding	1,560	1,559.1
Financial Ratios
Return on average assets	1.04%	.81%
Return on average common equity	12.3	10.0
Return on tangible common equity(b)	17.5	15.1
Net interest margin (taxable-equivalent basis)(a)	2.72	2.70
Efficiency ratio(b)	60.8	66.4
Net charge-offs as a percent of average loans outstanding	.59	.53
Average Balances
Loans	$379,028	$371,070	2.1%
Investment securities(d)	171,178	161,236	6.2
Earning assets	610,230	596,135	2.4
Assets	669,393	653,909	2.4
Noninterest-bearing deposits	79,696	84,787	(6.0)
Deposits	506,534	503,061.7
Short-term borrowings	18,841	16,364	15.1
Long-term debt	58,344	52,713	10.7
Total U.S. Bancorp shareholders’ equity	59,611	55,667	7.1

	March 31, 2025	December 31, 2024
Period End Balances
Loans	$381,819	$379,832.5%
Investment securities	164,782	164,626.1
Assets	676,489	678,318	(.3)
Deposits	512,525	518,309	(1.1)
Long-term debt	59,859	58,002	3.2
Total U.S. Bancorp shareholders’ equity	60,096	58,578	2.6
Asset Quality
Nonperforming assets	$1,727	$1,832	(5.7)%
Allowance for credit losses	7,915	7,925	(.1)
Allowance for credit losses as a percentage of period-end loans	2.07%	2.09%
Capital Ratios
Common equity tier 1 capital	10.8%	10.6%
Tier 1 capital	12.4	12.2
Total risk-based capital	14.4	14.3
Leverage	8.4	8.3
Total leverage exposure	6.9	6.8
Tangible common equity to tangible assets(b)	6.0	5.8
Tangible common equity to risk-weighted assets(b)	8.9	8.5
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

Management’s Discussion and Analysis
Overview
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.7 billion for the first quarter of 2025, or $1.03 per diluted common share, compared with $1.3 billion, or $0.78 per diluted common share, for the first quarter of 2024. Return on average assets and return on average common equity were 1.04 percent and 12.3 percent, respectively, for the first quarter of 2025, compared with 0.81 percent and 10.0 percent, respectively, for the first quarter of 2024. The results for the first quarter of 2024 included the impact of $265 million ($199 million net-of-tax) of notable items, including $155 million of merger and integration charges associated with the acquisition of MUFG Union Bank, N.A. (“MUB”) and $110 million of incremental FDIC special assessment charges, which decreased diluted earnings per common share for the first quarter of 2024 by $0.12.
Total net revenue for the first quarter of 2025 was $243 million (3.6 percent) higher than the first quarter of 2024, reflecting a 2.7 percent increase in net interest income and a 5.0 percent increase in noninterest income. The increase in net interest income from the first quarter of 2024 was primarily due to the mix of earning assets, fixed asset repricing and modest loan growth, partially offset by deposit mix. The increase in noninterest income was driven by higher trust and investment management fees, payment services revenue and other noninterest income.
Noninterest expense in the first quarter of 2025 was $227 million (5.1 percent) lower than the first quarter of 2024, primarily due to the impact of merger and integration charges in the prior year and lower compensation and employee benefits expense, partially offset by higher marketing and business development expense and technology and communications expense.
The provision for credit losses for the first quarter of 2025 was $16 million (2.9 percent) lower than the first quarter of 2024, driven by improved credit quality and loan portfolio mix, which contributed to a $10 million reserve release in the first quarter of 2025. Net charge-offs in the first quarter of 2025 were $547 million, compared with $488 million in the first quarter of 2024. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Statement of Income Analysis
Net Interest Income Net interest income, on a taxable-equivalent basis, was $4.1 billion in the first quarter of 2025, representing an increase of $107 million (2.7 percent) compared with the first quarter of 2024. The increase was primarily due to the mix of earning assets, fixed asset repricing and modest loan growth, partially offset by deposit mix. Average earning assets for the first quarter of 2025 were $14.1 billion (2.4 percent) higher than the first quarter of 2024, reflecting increases in investment securities, loans and other earning assets, partially offset by a decrease in interest-
bearing deposits with banks. The net interest margin, on a taxable-equivalent basis, in the first quarter of 2025 was 2.72 percent, compared with 2.70 percent in the first quarter of 2024. The increase in net interest margin from the first quarter of 2024 was primarily due to improved balance sheet mix, fixed asset repricing and modest loan growth, partially offset by deposit mix and higher earning assets. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average total loans in the first quarter of 2025 were $8.0 billion (2.1 percent) higher than the first quarter of 2024. The increase was primarily due to higher commercial loans, residential mortgages and credit card loans, partially offset by lower commercial real estate loans and other retail loans. The increase in average commercial loans was primarily due to growth in loans to financial institutions. The increase in residential mortgages was primarily driven by originations. The increase in average credit card loans was primarily driven by customer account growth and higher spend volume. The decrease in average commercial real estate loans was primarily due to loan workout activities and payoffs exceeding a reduced level of new originations. The decrease in average other retail loans was driven by lower automobile loans.
Average investment securities in the first quarter of 2025 were $9.9 billion (6.2 percent) higher than the first quarter of 2024, primarily due to balance sheet positioning and liquidity management.
Average total deposits for the first quarter of 2025 were $3.5 billion (0.7 percent) higher than the first quarter of 2024. Average total savings deposits for the first quarter of 2025 were $8.2 billion (2.3 percent) higher than the first quarter of 2024, driven by increases in Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances. Average time deposits for the first quarter of 2025 were $358 million (0.6 percent) higher than the first quarter of 2024, mainly due to increases in Consumer and Business Banking balances, partially offset by decreases in Wealth, Corporate, Commercial and Institutional Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Average noninterest-bearing deposits for the first quarter of 2025 were $5.1 billion (6.0 percent) lower than the first quarter of 2024, driven by decreases in Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances.
Provision for Credit Losses The provision for credit losses was $537 million in the first quarter of 2025, representing a decrease of $16 million (2.9 percent) from the first quarter of 2024, primarily driven by improved credit quality and loan portfolio mix, which contributed to a $10 million reserve release in the first quarter of 2025. Net charge-offs increased $59 million (12.1 percent) in the first quarter of 2025, compared with the first quarter of 2024, reflecting higher commercial and credit card loan net charge-offs. Refer to

4	U.S. Bancorp

“Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income was $2.8 billion in the first quarter of 2025, representing an increase of $136 million (5.0 percent) compared with the first quarter of 2024. The increase in noninterest income in the first quarter of 2025, compared with the first quarter of 2024, was primarily driven by higher trust and investment management fees, payment services revenue and other noninterest income. Trust and investment management fees increased primarily due to business growth and favorable market conditions. Payment services revenue increased primarily due to increases across all categories due to business volume growth. The increase in card revenue was partially offset by a reduction in prepaid card volumes from the prior year. Other noninterest income increased primarily due to higher tax credit investment activity and the impact of other favorable items.
Noninterest Expense Noninterest expense was $4.2 billion in the first quarter of 2025, representing a decrease of $227 million (5.1 percent) from the first quarter of 2024. The decrease in noninterest expense reflected the impact of merger and integration charges in the prior year, along with lower compensation and employee benefits expense and lower other noninterest expense, partially offset by higher marketing and business development expense and higher technology and communications expense. Compensation and employee benefits expense decreased primarily due to cost savings from operational efficiencies, partially offset by merit increases. Other noninterest expense decreased primarily due to the impact of the FDIC special assessment in the prior year. Marketing and business development expense increased primarily due to a higher charitable foundation contribution. Technology and communications expense increased primarily due to investments in infrastructure and technology development.
Income Tax Expense The provision for income taxes was $443 million (an effective rate of 20.5 percent) for the first quarter of 2025, compared with $347 million (an effective rate of 20.7 percent) for the first quarter of 2024. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

TABLE 2	Noninterest Income

	Three Months Ended March 31
(Dollars in Millions)	2025	2024	Percent Change
Card revenue	$398	$392	1.5%
Corporate payment products revenue	189	184	2.7
Merchant processing services	415	401	3.5
Trust and investment management fees	680	641	6.1
Service charges	315	315	—
Capital markets revenue	382	388	(1.5)
Mortgage banking revenue	173	166	4.2
Investment products fees	87	77	13.0
Other	197	134	47.0
Total fee revenue	2,836	2,698	5.1
Securities gains (losses), net	—	2	*
Total noninterest income	$2,836	$2,700	5.0%
*Not meaningful

U.S. Bancorp	5

TABLE 3	Noninterest Expense

	Three Months Ended March 31
(Dollars in Millions)	2025	2024	Percent Change
Compensation and employee benefits	$2,637	$2,691	(2.0)%
Net occupancy and equipment	306	296	3.4
Professional services	98	110	(10.9)
Marketing and business development	182	136	33.8
Technology and communications	533	507	5.1
Other intangibles	123	146	(15.8)
Other	353	418	(15.6)
Total before merger and integration charges	4,232	4,304	(1.7)
Merger and integration charges	—	155	*
Total noninterest expense	$4,232	$4,459	(5.1)%
Efficiency ratio(a)	60.8%	66.4%
*Not meaningful
(a)See Non-GAAP Financial Measures beginning on page 27.
Balance Sheet Analysis
Loans The Company’s loan portfolio was $381.8 billion at March 31, 2025, compared with $379.8 billion at December 31, 2024, an increase of $2.0 billion (0.5 percent). The increase was driven by higher commercial loans, partially offset by lower credit card loans and other retail loans.
Commercial loans increased $4.6 billion (3.3 percent) at March 31, 2025, compared with December 31, 2024, primarily due to growth in loans to financial institutions.
Residential mortgages held in the loan portfolio increased $94 million (0.1 percent) at March 31, 2025, compared with December 31, 2024, driven by originations. Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Credit card loans decreased $1.1 billion (3.7 percent) at March 31, 2025, compared with December 31, 2024, primarily the result of customers seasonally paying down balances.
Other retail loans decreased $1.1 billion (2.5 percent) at March 31, 2025, compared with December 31, 2024, primarily due to a decrease in automobile loans.
Commercial real estate loans decreased $525 million (1.1 percent) at March 31, 2025, compared with December 31, 2024, primarily due to loan workout activities and payoffs exceeding a reduced level of new originations.
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
Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $1.7 billion at March 31, 2025, compared with $2.6 billion at December 31, 2024. The decrease in loans held for sale was principally due to a lower level of mortgage loan closings in the first quarter of 2025, compared with the fourth quarter of 2024. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government sponsored enterprises (“GSEs”).
Investment Securities Investment securities totaled $164.8 billion at March 31, 2025, compared with $164.6 billion at December 31, 2024. The $156 million (0.1 percent) increase was primarily due to a $508 million favorable change in net unrealized gains (losses) on available-for-sale investment securities, partially offset by net investment securities sales driven by balance sheet positioning and liquidity management.
The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At March 31, 2025, the Company’s net unrealized losses on available-for-sale investment securities were $6.3 billion ($4.7 billion net-of-tax), compared with net unrealized losses of $6.8 billion ($5.1 billion net-of-tax) at December 31, 2024. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of U.S. treasury and mortgage-backed securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $6.4 billion at March 31, 2025, compared with $6.9 billion at December 31, 2024. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of the underlying collateral, the existence of any government or agency guarantees, and market conditions. At March 31, 2025, the Company had no plans to sell securities with unrealized losses, and believed it was more likely than not that it would not be required to sell such securities before recovery of their amortized cost.

6	U.S. Bancorp

Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.
Deposits Total deposits were $512.5 billion at March 31, 2025, compared with $518.3 billion at December 31, 2024. The $5.8 billion (1.1 percent) decrease in total deposits reflected decreases in total savings deposits and noninterest-bearing deposits, partially offset by an increase in time deposits. Money market deposit balances decreased $21.1 billion (10.2 percent), primarily due to lower Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances. Savings account balances increased $10.0 billion (22.0 percent), driven by higher Consumer and Business Banking balances. Interest checking balances increased $4.9 billion (3.8 percent), primarily due to higher Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances. Noninterest-bearing deposits decreased $72 million (0.1 percent) at March 31, 2025, compared with December 31, 2024, primarily driven by a decrease in Wealth, Corporate, Commercial and Institutional Banking balances, partially offset by an increase in Consumer and Business Banking balances. Time deposits increased $476 million (0.9 percent) at
March 31, 2025, compared with December 31, 2024, driven by higher Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $17.2 billion at March 31, 2025, compared with $15.5 billion at December 31, 2024. The $1.6 billion (10.6 percent) increase in short-term borrowings was primarily due to increases in repurchase agreement balances, partially offset by a decrease in short-term Federal Home Loan Bank (“FHLB”) advances. Long-term debt was $59.9 billion at March 31, 2025, compared with $58.0 billion at December 31, 2024. The $1.9 billion (3.2 percent) increase was primarily due to $3.0 billion of medium-term note and $625 million of credit-linked bank note issuances, partially offset by $2.0 billion of bank note repayments. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

TABLE 4	Investment Securities

	March 31, 2025				December 31, 2024
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies	$1,297	$1,284	1.1	2.85%	$1,296	$1,275	1.3	2.85%
Mortgage-backed securities(a)	76,472	65,573	8.5	2.22	77,094	64,753	8.8	2.19
Other	239	242	2.2	2.68	244	247	2.2	2.73
Total held-to-maturity	$78,008	$67,099	8.4	2.23%	$78,634	$66,275	8.7	2.20%
Available-for-Sale
U.S. Treasury and agencies	$30,387	$28,616	4.8	2.78%	$30,467	$28,387	5.1	2.98%
Mortgage-backed securities(a)	44,189	41,184	6.8	3.77	44,238	40,638	7.4	3.82
Asset-backed securities(a)	7,323	7,332	4.0	5.36	7,136	7,165	3.8	5.56
Obligations of state and political subdivisions(b)(c)	10,650	9,326	12.7	3.49	10,690	9,552	11.7	3.72
Other	314	316	1.8	4.72	249	250	1.5	4.79
Total available-for-sale(d)	$92,863	$86,774	6.6	3.54%	$92,780	$85,992	6.8	3.67%
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
(d)Amortized cost excludes portfolio level basis adjustments of $204 million at March 31, 2025 and $13 million at December 31, 2024.
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
The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputation. Credit risk is the risk of loss associated with a change in the credit profile or the failure of a borrower or counterparty to meet its contractual obligations. Interest rate risk is the current or prospective risk to earnings and capital, or market valuations, arising from the impact of changes in interest rates. Market risk is the risk associated with fluctuations in interest rates, foreign exchange rates, commodities and credit spreads that may result in changes in the values of financial instruments, such as trading and available-for-sale investment securities, mortgage loans held for sale (“MLHFS”), mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the risk that financial condition or overall safety and soundness is adversely affected by the Company’s inability, or perceived inability, to meet its cash flow obligations in a timely and complete manner in either normal or stressed conditions. Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, people (including human errors or misconduct), or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, financial losses, and reputational damage if it fails to adhere to compliance requirements and the Company’s compliance policies. Strategic risk is the risk to current or projected financial condition and resilience arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputation risk is the risk to current or projected financial condition and resilience arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships or services, or continue servicing existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for a detailed discussion of these factors.
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
In addition, credit quality ratings, as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal credit risk has been identified. Loans with a special mention or classified rating (defined by internally assessed rating or exception based monitoring credits in consumer lending and small business loans that are 90 days or more past due and still accruing, nonaccrual loans and loans in a junior lien position that are current but are behind a first lien position on nonaccrual) encompass all loans held by the Company that it considers to have a potential or well-defined weakness that may put full collection of contractual cash flows at risk. The Company’s internal credit quality ratings for consumer loans are primarily based on delinquency and nonperforming status. Refer to Note 4 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for a more detailed discussion on credit risk management processes.
The Company manages its credit risk, in part, through diversification of its loan portfolio, which is achieved through limit setting by product type criteria, such as industry, geography and identification of credit concentrations. The Company categorizes its loan portfolio into two segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s two loan portfolio segments are commercial lending and consumer lending.
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
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases and home equity loans and lines. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay, customer payment history and credit scores and consider macroeconomic factors such as unemployment rates, consumer bankruptcy filings, household debt levels, real disposable income, effect of higher interest rates on variable rate or adjustable rate loans, and in some cases, updated loan-to-value (“LTV”) information reflecting current market conditions on secured loans. These and other risk characteristics are reflected in forecasts of delinquency levels, bankruptcies and losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.
The Company further disaggregates its loan portfolio segments into various classes based on their underlying risk characteristics. The two classes within the commercial lending segment are commercial loans and commercial real estate loans. The three classes within the consumer lending segment are residential mortgages, credit card loans and other retail loans.
The Company’s consumer lending segment originates consumer credit through several channels, including traditional branch lending, mobile and online banking, indirect lending, alliance partnerships and correspondent banks. Each distinct underwriting and origination process within consumer lending manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles.
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

U.S. Bancorp	9

outstanding principal balance, relative to the current estimate of property value. Certain loans do not have an LTV or CLTV, primarily due to lack of availability of relevant automated valuation model and/or home price indices values, or lack of necessary valuation data on acquired loans.
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at March 31, 2025:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$13,721	$90,870	$104,591	88.0%
Over 80% through 90%	291	5,466	5,757	4.8
Over 90% through 100%	41	1,015	1,056.9
Over 100%	19	431	450.4
No LTV available	—	6	6	—
Loans purchased from GNMA mortgage pools(a)	—	7,047	7,047	5.9
Total	$14,072	$104,835	$118,907	100.0%
(a)Represents loans purchased and loans that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$10,210	$2,536	$12,746	94.1%
Over 80% through 90%	456	135	591	4.4
Over 90% through 100%	90	17	107.8
Over 100%	70	5	75.6
No LTV/CLTV available	20	1	21.1
Total	$10,846	$2,694	$13,540	100.0%

Credit card and other retail loans are diversified across customer segments and geographies. Diversification in the credit card portfolio is achieved with broad customer relationship distribution through the Company’s and financial institution partners’ branches, retail and affinity partners, and digital channels.
The following table provides a summary of the Company’s credit card loan balances disaggregated based upon updated credit score at March 31, 2025:

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
Accruing loans 90 days or more past due totaled $796 million at March 31, 2025, compared with $810 million at December 31, 2024. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.21 percent at March 31, 2025 and December 31, 2024.

10	U.S. Bancorp

TABLE 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due	March 31, 2025	December 31, 2024
Commercial
Commercial	.07%	.07%
Lease financing	—	—
Total commercial	.07	.07
Commercial Real Estate
Commercial mortgages	—	—
Construction and development	.05	.09
Total commercial real estate	.01	.02
Residential Mortgages(a)	.19	.17
Credit Card	1.40	1.43
Other Retail
Retail leasing	.05	.05
Home equity and second mortgages	.22	.25
Other	.11	.11
Total other retail	.14	.15
Total loans	.21%	.21%

90 days or more past due and nonperforming loans	March 31, 2025	December 31, 2024
Commercial	.49%	.55%
Commercial real estate	1.62	1.70
Residential mortgages(a)	.31	.30
Credit card	1.40	1.43
Other retail	.50	.50
Total loans	.65%	.69%
(a)Delinquent loan ratios exclude $2.5 billion at March 31, 2025, and $2.3 billion at December 31, 2024, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due and nonperforming to total residential mortgages was 2.40 percent at March 31, 2025, and 2.28 percent at December 31, 2024.

U.S. Bancorp	11

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Residential Mortgages(a)
30-89 days(b)	$295	$188	.25%	.16%
90 days or more	229	206	.19	.17
Nonperforming	141	152	.12	.13
Total	$665	$546	.56%	.46%
Credit Card
30-89 days	$382	$428	1.31%	1.41%
90 days or more	409	435	1.40	1.43
Nonperforming	—	—	—	—
Total	$791	$863	2.71%	2.84%
Other Retail
Retail Leasing
30-89 days	$20	$25	.51%	.62%
90 days or more	2	2	.05	.05
Nonperforming	7	7	.18	.17
Total	$29	$34	.74%	.84%
Home Equity and Second Mortgages
30-89 days	$63	$61	.47%	.45%
90 days or more	30	34	.22	.25
Nonperforming	122	121	.90	.89
Total	$215	$216	1.59%	1.59%
Other(c)
30-89 days	$124	$143	.52%	.58%
90 days or more	25	28	.11	.11
Nonperforming	19	19	.08	.08
Total	$168	$190	.71%	.77%
(a)Excludes $512 million of loans 30-89 days past due and $2.5 billion of loans 90 days or more past due at March 31, 2025, purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that continue to accrue interest, compared with $660 million and $2.3 billion at December 31, 2024, respectively.
(b)Increase in delinquent loans at March 31, 2025 reflects the impact of forbearance programs for borrowers impacted by the Los Angeles area wildfires.
(c)Includes revolving credit, installment and automobile loans.
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
The Company also makes short-term modifications, in limited circumstances, to assist borrowers experiencing temporary hardships. Short-term consumer lending modification programs include payment reductions, deferrals of up to three past due payments, and the ability to return to current status if the borrower makes required payments. The Company may also make short-term modifications to commercial lending loans, with the most common modification being an extension of the maturity date of three months or less. Such extensions generally are used when the maturity date is imminent and the borrower is experiencing some level of financial stress, but the Company believes the borrower will pay all contractual amounts owed. During January 2025, wildfires caused substantial damage and disruption to the Los Angeles area. The Company has programs available to work with impacted customers and support the community. The Company continues to monitor the potential impacts on its customers and financial statements as the situation evolves. The Company does not anticipate this impact to be material to its financial results and expects only transitory impacts to delinquency levels as impacted borrowers enter forbearance programs.
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
At March 31, 2025, total nonperforming assets were $1.7 billion, compared to $1.8 billion at December 31, 2024. The $105 million (5.7 percent) decrease in nonperforming assets was primarily due to lower nonperforming commercial and commercial real estate loans. Office nonperforming loans as a percent of total office loans was 10.9 percent at both March 31, 2025 and December 31, 2024. The ratio of total nonperforming assets to total loans and other real estate was 0.45 percent at March 31, 2025, compared with 0.48 percent at December 31, 2024.
OREO was $23 million at March 31, 2025, compared with $21 million at December 31, 2024, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

U.S. Bancorp	13

TABLE 6	Nonperforming Assets(a)

(Dollars in Millions)	March 31, 2025	December 31, 2024
Commercial
Commercial	$589	$644
Lease financing	27	26
Total commercial	616	670
Commercial Real Estate
Commercial mortgages	745	789
Construction and development	35	35
Total commercial real estate	780	824
Residential Mortgages(b)	141	152
Credit Card	—	—
Other Retail
Retail leasing	7	7
Home equity and second mortgages	122	121
Other	19	19
Total other retail	148	147
Total nonperforming loans(1)	1,685	1,793
Other Real Estate(c)	23	21
Other Assets	19	18
Total nonperforming assets	$1,727	$1,832
Accruing loans 90 days or more past due(b)	$796	$810
Period-end loans(2)	$381,819	$379,832
Nonperforming loans to total loans(1)/(2)	.44%	.47%
Nonperforming assets to total loans plus other real estate(c)	.45%	.48%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2024	$1,494	$338	$1,832
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	210	43	253
Advances on loans	7	—	7
Total additions	217	43	260
Reductions in nonperforming assets
Paydowns, payoffs	(199)	(17)	(216)
Net sales	—	(4)	(4)
Return to performing status	(5)	(22)	(27)
Charge-offs(d)	(110)	(8)	(118)
Total reductions	(314)	(51)	(365)
Net additions to (reductions in) nonperforming assets	(97)	(8)	(105)
Balance March 31, 2025	$1,397	$330	$1,727
(a)Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)Excludes $2.5 billion at March 31, 2025, and $2.3 billion at December 31, 2024, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(c)Foreclosed GNMA loans of $48 million at March 31, 2025, and $46 million at December 31, 2024, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(d)Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

14	U.S. Bancorp

TABLE 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31
	2025			2024
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$135,931	$159.47%		$126,602	$109.35%
Lease financing	4,199	4.39		4,165	7.68
Total commercial	140,130	163.47		130,767	116.36
Commercial Real Estate
Commercial mortgages	38,624	(5)	(.05)	41,545	15.15
Construction and development	10,266	1.04		11,492	6.21
Total commercial real estate	48,890	(4)	(.03)	53,037	21.16
Residential Mortgages	118,844	—	—	115,639	—	—
Credit Card	29,404	325	4.48	27,942	296	4.26
Other Retail
Retail leasing	3,990	13	1.32	4,082	5.49
Home equity and second mortgages	13,542	(1)	(.03)	12,983	—	—
Other	24,228	51.85		26,620	50.76
Total other retail	41,760	63.61		43,685	55.51
Total loans	$379,028	$547.59%		$371,070	$488.53%
Analysis of Loan Net Charge-offs Total loan net charge-offs were $547 million for the first quarter of 2025, compared with $488 million for the first quarter of 2024. The increase reflected higher commercial and credit card loan net charge-offs. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2025 was 0.59 percent, compared with 0.53 percent for the first quarter of 2024.
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
The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include, but are not limited to, macroeconomic variables such as unemployment rates, real estate prices, gross domestic product levels, interest rates, and corporate bond spreads, as well as loan and borrower characteristics, such as internal risk ratings on commercial loans and consumer credit scores, delinquency status, collateral type and available valuation information, consideration of end-of-term losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. For each loan portfolio, including those loans modified under various loan modification programs, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management

U.S. Bancorp	15

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
When evaluating the appropriateness of the allowance for credit losses for any loans and lines in a junior lien position, the Company considers the delinquency and modification status of the first lien, based on either servicing data for the first lien accounts serviced by the Company or the status of first lien mortgage accounts reported on customer credit bureau files when the first lien is not serviced by the Company. This information is considered within the overall assessment of economic conditions, problem loans, recent loss experience and other factors in determining the allowance for credit losses.
When a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered PCD. An allowance is established for each population and considers product mix, risk characteristics of the portfolio and delinquency status and refreshed LTV ratios when possible. Considerations for PCD loans include whether the loan has experienced a charge-off, bankruptcy or significant deterioration since origination. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company had a total net book balance of $2.2 billion of PCD loans, primarily related to the MUB acquisition, included in its loan portfolio at March 31, 2025.
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
The allowance for credit losses was $7.9 billion at March 31, 2025 and December 31, 2024. The $10 million (0.1 percent) decrease in the allowance for credit losses at March 31, 2025, compared with December 31, 2024, was primarily driven by improved credit quality and portfolio mix. The Company continued to monitor economic uncertainty related to interest rates, inflationary pressures, changing tariff policies, and other economic factors that may affect the financial strength of corporate and consumer borrowers. The Company also continued to monitor the commercial real estate office portfolio and has maintained an allowance to loan coverage ratio of approximately 10.9 percent at March 31, 2025. In addition to these broad economic factors, the Company considered various factors for determining its expected loss estimates, including customer specific information impacting changes in risk ratings, projected delinquencies and the impact of economic deterioration on selected borrowers’ liquidity and ability to repay.
The ratio of the allowance for credit losses to period-end loans was 2.07 percent at March 31, 2025, compared with 2.09 percent at December 31, 2024. The ratio of the allowance for credit losses to nonperforming loans was 470 percent at March 31, 2025, compared with 442 percent at December 31, 2024. The ratio of the allowance for credit losses to annualized loan net charge-offs was 357 percent at March 31, 2025, compared with 368 percent of full year 2024 net charge-offs at December 31, 2024.
The allowance for credit losses related to commercial lending segment loans decreased $39 million during the first three months of 2025, reflecting improved credit quality and portfolio mix, partially offset by commercial loan growth and increased economic uncertainty.
The allowance for credit losses related to consumer lending segment loans increased $29 million during the first three months of 2025, due to the impacts of economic uncertainty.
Economic conditions considered in estimating the allowance for credit losses at March 31, 2025 included changes in projected gross domestic product and unemployment levels. These factors were evaluated through a combination of quantitative calculations using multiple economic scenarios and additional qualitative assessments that considered the degree of economic uncertainty in the current environment. The projected unemployment rates for 2025 considered in the estimate ranged from 3.2 percent to 8.4 percent.

16	U.S. Bancorp

The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
United States unemployment rate for the three months ending(a)
March 31, 2025	4.2%	4.3%
December 31, 2025	4.4	4.3
March 31, 2026	4.3	4.3
United States real gross domestic product for the three months ending(b)
March 31, 2025	2.6%	2.2%
December 31, 2025	1.6	1.7
March 31, 2026	1.5	1.9
(a)Reflects quarterly average of forecasted reported United States unemployment rate.
(b)Reflects year-over-year growth rates.

U.S. Bancorp	17

TABLE 8	Summary of Allowance for Credit Losses

	Three Months Ended March 31
(Dollars in Millions)	2025	2024
Balance at beginning of period	$7,925	$7,839
Charge-Offs
Commercial
Commercial	180	129
Lease financing	7	10
Total commercial	187	139
Commercial real estate
Commercial mortgages	24	28
Construction and development	1	6
Total commercial real estate	25	34
Residential mortgages	4	4
Credit card	386	337
Other retail
Retail leasing	17	8
Home equity and second mortgages	2	4
Other	69	69
Total other retail	88	81
Total charge-offs	690	595
Recoveries
Commercial
Commercial	21	20
Lease financing	3	3
Total commercial	24	23
Commercial real estate
Commercial mortgages	29	13
Construction and development	—	—
Total commercial real estate	29	13
Residential mortgages	4	4
Credit card	61	41
Other retail
Retail leasing	4	3
Home equity and second mortgages	3	4
Other	18	19
Total other retail	25	26
Total recoveries	143	107
Net Charge-Offs
Commercial
Commercial	159	109
Lease financing	4	7
Total commercial	163	116
Commercial real estate
Commercial mortgages	(5)	15
Construction and development	1	6
Total commercial real estate	(4)	21
Residential mortgages	—	—
Credit card	325	296
Other retail
Retail leasing	13	5
Home equity and second mortgages	(1)	—
Other	51	50
Total other retail	63	55
Total net charge-offs	547	488
Provision for credit losses	537	553
Balance at end of period	$7,915	$7,904
Components
Allowance for loan losses	$7,584	$7,514
Liability for unfunded credit commitments	331	390
Total allowance for credit losses(1)	$7,915	$7,904
Period-end loans(2)	$381,819	$374,588
Nonperforming loans(3)	1,685	1,741
Allowance for Credit Losses as a Percentage of
Period-end loans(1)/(2)	2.07%	2.11%
Nonperforming loans(1)/(3)	470	454
Nonperforming and accruing loans 90 days or more past due	319	322
Nonperforming assets	458	443
Annualized net charge-offs	357	403

18	U.S. Bancorp

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2025, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2024. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion on residual value risk management.
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
The Company maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, proper oversight of third parties with whom it does business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. The Company also maintains a cybersecurity risk program which provides centralized planning and management of related and interdependent work with a focus on risks from cybersecurity threats. The Company's cybersecurity risk program is integrated into the Company's overall business and operational strategies and requires that the Company allocate appropriate resources to maintain the program. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion on operational risk management.
Compliance Risk Management The Company may suffer legal or regulatory sanctions, material financial loss, or damage to its reputation if it fails to comply with laws, regulations, rules, standards of good practice, and codes of conduct, including those related to compliance with Bank Secrecy Act/anti-money laundering requirements, sanctions compliance requirements as administered by the Office of Foreign Assets Control, consumer protection and other requirements. The Company has controls and processes in place for the assessment, identification, monitoring, management and reporting of compliance risks and issues, including those created or increased by economic and financial disruptions. Refer to “Management’s Discussion and Analysis — Compliance Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion on compliance risk management.
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

TABLE 9	Sensitivity of Net Interest Income

	March 31, 2025				December 31, 2024
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Immediate	Up 200 bps Immediate	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Immediate	Up 200 bps Immediate
Net interest income	.26%	.15%	.14%	.95%	.25%	.17%	.01%	1.05%

U.S. Bancorp	19

Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, customer behavior, deposit pricing and funding decisions. From December 31, 2024 to March 31, 2025, interest rate sensitivity to higher and lower rates was largely unchanged. As of March 31, 2025, the Company continues to be asset sensitive to a parallel upward move in interest rates with most of that impact coming from the long end of the yield curve. Net interest income simulation incorporates rate-sensitive deposit behavior that could result in changes in both projected deposit balances and mix under the various interest rate scenarios. Higher rate scenarios result in disintermediation of bank deposits and a mix shift into higher yielding deposits. Conversely, in lower rate scenarios, the analysis assumes that deposits will shift into lower yielding products. While the Company utilizes models and assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. For larger interest rate shock scenarios, mortgage assets and deposits are expected to behave in a non-linear manner resulting in varying impacts to net interest income in those scenarios.
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
The Company does not designate all of the derivatives that it enters into for risk management purposes as accounting hedges because of the inefficiency of applying the associated accounting requirements and may instead elect fair value accounting for the related hedged items. In particular, the Company enters into interest rate swaps, swaptions, forward commitments to buy to-be-announced securities (“TBAs”), U.S. Treasury and Secured Overnight Financing Rate (“SOFR”) futures and options on U.S. Treasury futures to mitigate fluctuations in the value of its MSRs, but does not designate those derivatives as accounting hedges. Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information regarding MSRs, including management of the changes in fair value.
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

20	U.S. Bancorp

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
The average, high, low and period-end one-day VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2025	2024
Average	$2	$3
High	3	4
Low	2	2
Period-end	3	3
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the three months ended March 31, 2025 and 2024. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and period-end one-day Stressed VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2025	2024
Average	$11	$9
High	15	12
Low	9	7
Period-end	12	10
Valuations of positions in client derivatives and foreign currency activities are based on discounted cash flow or other valuation techniques using market-based assumptions. These valuations are compared to third-party quotes or other market prices to determine if there are significant variances. Significant variances are approved by senior management in the Company’s corporate functions. Valuation of positions in the corporate bond trading, loan trading, asset-backed securities and municipal securities businesses are based on trader marks. These trader marks are evaluated against third-party prices, with significant variances approved by senior management in the Company’s corporate functions.
The Company also measures the market risk of its hedging activities related to residential MLHFS and MSRs using the Historical Simulation method. The VaRs are measured at the ninety-ninth percentile and employ factors pertinent to the market risks inherent in the valuation of the assets and hedges. A one-year look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Three Months Ended March 31 (Dollars in Millions)	2025	2024
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$1
High	2	2
Low	1	1
Mortgage Servicing Rights and Related Hedges
Average	$1	$3
High	2	3
Low	1	2
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

U.S. Bancorp	21

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
The following table summarizes the Company’s total available liquidity from on-balance sheet and off-balance sheet funding sources:

(Dollars in Millions)	March 31, 2025	December 31, 2024
Cash held at the Federal Reserve Bank and other central banks	$41,490	$47,434
Available investment securities	76,208	67,910
Borrowing capacity from the Federal Reserve Bank and FHLB	173,592	171,226
Total available liquidity	$291,290	$286,570
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $512.5 billion at March 31, 2025, compared with $518.3 billion at December 31, 2024. Average noninterest-bearing deposit balances for the first quarter of 2025 decreased 6.0 percent compared with the first quarter of 2024, reflecting the shift of noninterest-bearing balances into interest-bearing deposit products resulting from the higher interest rate environment. Average total deposits for the first quarter of 2025 and first quarter of 2024 funded approximately 76 percent and 77 percent of the Company’s total assets for these same periods, respectively. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $59.9 billion at March 31, 2025, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $17.2 billion at March 31, 2025, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At March 31, 2025, parent company long-term debt outstanding was $38.4 billion, compared with $35.3 billion at December 31, 2024. The increase was primarily due to $3.0 billion of medium-term note issuances. As of March 31, 2025, there was $2.3 billion of parent company debt scheduled to mature in the remainder of 2025. Future debt maturities may be met through medium-term note and capital security issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires large banking organizations to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. For the three months ended March 31, 2025 and December 31, 2024, the Company’s average daily LCR was 108.3 percent and 106.6 percent, respectively. The Company was compliant with this requirement for both of these periods.
The Company is also subject to a regulatory Net Stable Funding Ratio requirement which requires large banking organizations to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year time horizon. The Company was compliant with this requirement at March 31, 2025 and December 31, 2024.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion on liquidity risk management.
European Exposures The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for the three months ended March 31, 2025. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At March 31, 2025, the Company had an aggregate amount on deposit with European banks of approximately $7.2 billion, predominately with the Central Bank of Ireland and Bank of England.
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

22	U.S. Bancorp

Commitments, Contingent Liabilities and Other Contractual Obligations The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, with unrelated or consolidated entities, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements or provide market risk support. These arrangements include commitments to extend credit, letters of credit and various forms of guarantees. Refer to Note 15 of the Notes to Consolidated Financial Statements for further information on guarantees and contingent liabilities. These arrangements also include any obligation related to a variable interest held in an unconsolidated entity that provides financing, liquidity, credit enhancement or market risk support. Refer to Note 5 of the Notes to Consolidated Financial Statements for further information related to the Company’s interests in variable interest entities (“VIEs”).
Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. To achieve its capital goals, the Company employs a variety of capital management tools, including dividends, common share repurchases, and the issuance of subordinated debt, non-cumulative perpetual preferred stock, common stock and other capital instruments. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2022, the Company began to phase into its regulatory capital requirements the cumulative deferred impact of its 2020 adoption of the accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology plus 25 percent of its quarterly credit reserve increases during 2020 and 2021. This cumulative deferred impact was phased into the Company’s regulatory capital during 2022 through 2024. Beginning January 1, 2025, the regulatory capital requirements reflect the full implementation of the CECL methodology. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at March 31, 2025 and December 31, 2024. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
In July 2023, the U.S. federal bank regulatory authorities proposed a rule to refine the Basel III capital framework for financial institutions. The proposal incorporates elements of the international Basel Committee’s post-crisis reforms, including the Fundamental Review of the Trading Book to replace the existing market risk rule, and introduces new standardized approaches for credit risk, operational risk and credit valuation adjustment (CVA) risk. The proposal’s finalization could revise the risk-based capital measures applicable to the Company; however, until the proposal is finalized the exact impacts are unknown.
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with prescribed regulatory capital requirements under the standardized approach, was 6.0 percent and 8.9 percent, respectively, at March 31, 2025, compared with 5.8 percent and 8.5 percent, respectively, at December 31, 2024. Refer to “Non-GAAP Financial Measures” beginning on page 27 for further information on these other capital ratios.

TABLE 10	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2025	December 31, 2024
Basel III standardized approach:
Common equity tier 1 capital	$48,482	$47,877
Tier 1 capital	55,736	55,129
Total risk-based capital	64,989	64,375
Risk-weighted assets	450,290	450,498

Common equity tier 1 capital as a percent of risk-weighted assets(a)	10.8%	10.6%
Tier 1 capital as a percent of risk-weighted assets	12.4	12.2
Total risk-based capital as a percent of risk-weighted assets	14.4	14.3
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.4	8.3
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	6.9	6.8
(a)The Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology, was 10.5 percent at December 31, 2024. See Non-GAAP Financial Measures beginning on page 27.

U.S. Bancorp	23

Total U.S. Bancorp shareholders’ equity was $60.1 billion at March 31, 2025, compared with $58.6 billion at December 31, 2024. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in other comprehensive income (loss), partially offset by dividends paid.
The Company announced on September 12, 2024 that its Board of Directors authorized a share repurchase program to repurchase up to $5.0 billion of its common stock, effective September 13, 2024. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with regulatory requirements.
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company during the first quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
January	7,594	$49.08	7,594	$4,877
February	2,531,076	47.27	2,531,076	4,758
March	843,494	46.89	843,494	4,718
Total	3,382,164	$47.18	3,382,164	$4,718
Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion on capital management.
Business Segment Financial Review
The Company’s major business segments are Wealth, Corporate, Commercial and Institutional Banking, Consumer and Business Banking, Payment Services, and Treasury and Corporate Support.
Basis for Financial Presentation Business segment results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Refer to Note 16 of the Notes to Consolidated Financial Statements for further information on the business segments’ basis for financial presentation.
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2025 and 2024, certain organization and methodology changes were made, including revising the Company’s business segment funds transfer-pricing methodology related to deposits and loans during the second quarter of 2024. Prior period results were restated and presented on a comparable basis.
Wealth, Corporate, Commercial and Institutional Banking Wealth, Corporate, Commercial and Institutional Banking provides core banking, specialized lending, transaction and payment processing, capital markets, asset management, and brokerage and investment related services to wealth, middle market, large corporate, commercial real estate, government and institutional clients. Wealth, Corporate, Commercial and Institutional Banking contributed $1.2 billion of the Company’s net income in the first quarter of 2025, or an increase of $45 million (4.0 percent) compared with the first quarter of 2024.
Net revenue decreased $112 million (3.7 percent) in the first quarter of 2025, compared with the first quarter of 2024. Net interest income, on a taxable-equivalent basis, decreased $167 million (8.7 percent) in the first quarter of 2025, compared with the first quarter of 2024, primarily due to the impact of deposit mix. Noninterest income increased $55 million (4.9 percent) in the first quarter of 2025, compared with the first quarter of 2024, primarily due to business growth and favorable market conditions across most categories.
Noninterest expense decreased $42 million (3.0 percent) in the first quarter of 2025, compared with the first quarter of 2024, primarily due to lower compensation and employee benefits expense. The provision for credit losses decreased $131 million (92.9 percent) in the first quarter of 2025, compared with the first quarter of 2024, primarily due to improved credit quality and portfolio mix.
Consumer and Business Banking Consumer and Business Banking comprises consumer banking, small business banking and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, online services, direct mail, ATMs, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners. Consumer and Business Banking contributed $398 million of the Company’s net income in the first quarter of 2025, or a decrease of $71 million (15.1 percent) compared with the first quarter of 2024.
Net revenue decreased $137 million (5.9 percent) in the first quarter of 2025, compared with the first quarter of 2024. Net interest income, on a taxable-equivalent basis, decreased $120 million (6.4 percent) in the first quarter of 2025, compared with the first quarter of 2024, due to the impact of deposit mix. Noninterest income decreased $17 million (4.0 percent) in the first quarter of 2025, compared with the first quarter of 2024, primarily due to lower service charges, partially offset by higher mortgage banking revenue.
Noninterest expense decreased $50 million (3.1 percent) in the first quarter of 2025, compared with the first quarter of 2024, primarily due to lower compensation and employee benefits expense. The provision for credit losses increased $8 million (14.8 percent) in the first quarter of 2025, compared with the first quarter of 2024, primarily due to higher net charge-offs.
Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services and merchant processing. Payment Services contributed $340 million of the Company’s net income in the first quarter of 2025, or an increase of $104 million (44.1 percent) compared with the first quarter of 2024.
Net revenue increased $97 million (5.8 percent) in the first quarter of 2025, compared with the first quarter of 2024. Net interest income, on a taxable-equivalent basis, increased $40 million (5.7 percent) in the first quarter of 2025, compared with

24	U.S. Bancorp

the first quarter of 2024, primarily due to higher loan balances and lower funding costs, partially offset by lower loan spreads. Noninterest income increased $57 million (5.8 percent) in the first quarter of 2025, compared with the first quarter of 2024, driven by business volume growth across all fee categories.
Noninterest expense increased $1 million (0.1 percent) in the first quarter of 2025, compared with the first quarter of 2024. The provision for credit losses decreased $42 million (11.7 percent) in the first quarter of 2025, compared with the first quarter of 2024, primarily due to improved portfolio mix and stabilizing credit quality.
Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business segments, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded a net loss of $200 million in the first quarter of 2025, compared with a net loss of $512 million in the first quarter of 2024.

Net revenue increased $395 million in the first quarter of 2025, compared with the first quarter of 2024. Net interest income, on a taxable-equivalent basis, increased $354 million (74.4 percent) in the first quarter of 2025, compared with the first quarter of 2024, primarily due to lower funding costs as well as benefits from the mix of earning assets and fixed asset repricing. Noninterest income increased $41 million (22.2 percent) in the first quarter of 2025, compared with the first quarter of 2024, primarily due to higher capital markets revenue, higher tax credit investment activity and the impact of other favorable items in other noninterest income.
Noninterest expense decreased $136 million (30.3 percent) in the first quarter of 2025, compared with the first quarter of 2024, primarily due to the impacts of merger and integration charges and FDIC special assessment charges in the prior year, partially offset by higher marketing and business development expense, higher technology and communications expense and higher other noninterest expense. The provision for credit losses increased $149 million in the first quarter of 2025, compared with the first quarter of 2024, primarily due to the impact of deteriorating economic conditions and increased economic uncertainty.
Income taxes are assessed to each business segment at a managerial tax rate of 25.0 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

U.S. Bancorp	25

TABLE 11	Business Segment Financial Performance

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Three Months Ended March 31 (Dollars in Millions)	2025	2024	Percent Change	2025	2024	Percent Change	2025	2024	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,743	$1,910	(8.7)%	$1,759	$1,879	(6.4)%	$742	$702	5.7%
Noninterest income	1,167	1,112	4.9	407	424	(4.0)	1,036	979	5.8
Total net revenue	2,910	3,022	(3.7)	2,166	2,303	(5.9)	1,778	1,681	5.8
Noninterest expense	1,338	1,380	(3.0)	1,573	1,623	(3.1)	1,008	1,007.1
Income (loss) before provision and income taxes	1,572	1,642	(4.3)	593	680	(12.8)	770	674	14.2
Provision for credit losses	10	141	(92.9)	62	54	14.8	317	359	(11.7)
Income (loss) before income taxes	1,562	1,501	4.1	531	626	(15.2)	453	315	43.8
Income taxes and taxable-equivalent adjustment	391	375	4.3	133	157	(15.3)	113	79	43.0
Net income (loss)	1,171	1,126	4.0	398	469	(15.1)	340	236	44.1
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$1,171	$1,126	4.0	$398	$469	(15.1)	$340	$236	44.1
Average Balance Sheet
Loans	$177,973	$171,137	4.0	$153,945	$154,956	(.7)	$41,611	$39,803	4.5
Goodwill	4,824	4,824	—	4,325	4,326	—	3,392	3,332	1.8
Other intangible assets	863	1,059	(18.5)	4,368	4,696	(7.0)	249	300	(17.0)
Assets	208,621	199,260	4.7	166,532	169,195	(1.6)	46,829	46,814	—
Noninterest-bearing deposits	55,093	58,555	(5.9)	19,181	21,389	(10.3)	2,682	2,791	(3.9)
Interest-bearing deposits	214,318	208,309	2.9	200,833	198,798	1.0	95	97	(2.1)
Total deposits	269,411	266,864	1.0	220,014	220,187	(.1)	2,777	2,888	(3.8)
Total U.S. Bancorp shareholders’ equity	21,549	21,760	(1.0)	13,706	14,851	(7.7)	10,229	9,965	2.6

	Treasury and Corporate Support			Consolidated Company
Three Months Ended March 31 (Dollars in Millions)	2025	2024	Percent Change	2025	2024	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(122)	$(476)	74.4%	$4,122	$4,015	2.7%
Noninterest income	226	185	22.2	2,836	2,700	5.0
Total net revenue	104	(291)	*	6,958	6,715	3.6
Noninterest expense	313	449	(30.3)	4,232	4,459	(5.1)
Income (loss) before provision and income taxes	(209)	(740)	71.8	2,726	2,256	20.8
Provision for credit losses	148	(1)	*	537	553	(2.9)
Income (loss) before income taxes	(357)	(739)	51.7	2,189	1,703	28.5
Income taxes and taxable-equivalent adjustment	(164)	(234)	29.9	473	377	25.5
Net income (loss)	(193)	(505)	61.8	1,716	1,326	29.4
Net (income) loss attributable to noncontrolling interests	(7)	(7)	—	(7)	(7)	—
Net income (loss) attributable to U.S. Bancorp	$(200)	$(512)	60.9	$1,709	$1,319	29.6
Average Balance Sheet
Loans	$5,499	$5,174	6.3	$379,028	$371,070	2.1
Goodwill	—	—	—	12,541	12,482.5
Other intangible assets	8	10	(20.0)	5,488	6,065	(9.5)
Assets	247,411	238,640	3.7	669,393	653,909	2.4
Noninterest-bearing deposits	2,740	2,052	33.5	79,696	84,787	(6.0)
Interest-bearing deposits	11,592	11,070	4.7	426,838	418,274	2.0
Total deposits	14,332	13,122	9.2	506,534	503,061.7
Total U.S. Bancorp shareholders’ equity	14,127	9,091	55.4	59,611	55,667	7.1
*Not meaningful

26	U.S. Bancorp

Non-GAAP Financial Measures
In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:
•Tangible common equity to tangible assets,
•Tangible common equity to risk-weighted assets,
•Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology, and
•Return on tangible common equity.
These capital measures are viewed by management as useful additional methods of evaluating the Company’s utilization of its capital held and the level of capital available to withstand unexpected negative market or economic conditions. Additionally, presentation of these measures allows investors, analysts and banking regulators to assess the Company’s capital position and use of capital relative to other financial services companies. These capital measures are not defined in generally accepted accounting principles (“GAAP”), or in banking regulations or were not effective for certain periods. In addition, certain capital measures related to prior periods are presented on the same basis as those in the current period. The effective capital ratios defined by banking regulations for these periods were subject to certain transitional provisions for the implementation of accounting guidance related to impairment of financial instruments based on the CECL methodology. As a result, these capital measures disclosed by the Company may be considered non-GAAP financial measures. Management believes this information helps investors assess trends in the Company’s capital utilization and adequacy.
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
The following tables show the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	March 31, 2025	December 31, 2024
Total equity	$60,558	$59,040
Preferred stock	(6,808)	(6,808)
Noncontrolling interests	(462)	(462)
Common equity(1)	53,288	51,770
Goodwill (net of deferred tax liability)(a)	(11,521)	(11,508)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,761)	(1,846)
Tangible common equity(2)	40,006	38,416

Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation		47,877
Adjustments(b)		(433)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology(3)		47,444

Total assets(4)	676,489	678,318
Goodwill (net of deferred tax liability)(a)	(11,521)	(11,508)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,761)	(1,846)
Tangible assets(5)	663,207	664,964

Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company(6)	450,290	450,498
Adjustments(c)		(368)
Risk-weighted assets, reflecting the full implementation of the CECL methodology(7)		450,130
Ratios
Common equity to assets(1)/(4)	7.9%	7.6%
Tangible common equity to tangible assets(2)/(5)	6.0	5.8
Tangible common equity to risk-weighted assets(2)/(6)	8.9	8.5
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology(3)/(7)		10.5
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(b)Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(c)Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.

U.S. Bancorp	27

	Three Months Ended March 31
(Dollars in Millions)	2025	2024
Net interest income	$4,092	$3,985
Taxable-equivalent adjustment(a)	30	30
Net interest income, on a taxable-equivalent basis	4,122	4,015

Net interest income, on a taxable-equivalent basis (as calculated above)	4,122	4,015
Noninterest income	2,836	2,700
Less: Securities gains (losses), net	—	2
Total net revenue, excluding net securities gains (losses)(1)	6,958	6,713

Noninterest expense(2)	4,232	4,459

Efficiency ratio(1)/(2)	60.8%	66.4%
(a)Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

	Three Months Ended March 31
(Dollars in Millions)	2025	2024
Net income applicable to U.S. Bancorp common shareholders	$1,603	$1,209
Intangible amortization (net-of-tax)	97	115
Net income applicable to U.S. Bancorp common shareholders, excluding intangibles amortization	1,700	1,324
Annualized net income applicable to U.S. Bancorp common shareholders, excluding intangibles amortization(1)	6,894	5,325

Average total equity	60,071	56,131
Average preferred stock	(6,808)	(6,808)
Average noncontrolling interests	(460)	(464)
Average goodwill (net of deferred tax liability)(a)	(11,513)	(11,473)
Average intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,806)	(2,208)
Average tangible common equity(2)	39,484	35,178
Return on tangible common equity(1)/(2)	17.5%	15.1%
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
Critical Accounting Policies
The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, MSRs, and income taxes. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the
Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Controls and Procedures
Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
During the first quarter of 2025, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$50,013	$56,502
Investment securities
Held-to-maturity (fair value $67,099 and $66,275, respectively; including $116 at fair value pledged as collateral at 3/31/25)(a)	78,008	78,634
Available-for-sale ($427 and $320 pledged as collateral, respectively)(a)	86,774	85,992
Loans held for sale (including $1,704 and $2,251 of mortgage loans carried at fair value, respectively)	1,746	2,573
Loans
Commercial	144,081	139,484
Commercial real estate	48,334	48,859
Residential mortgages	118,907	118,813
Credit card	29,223	30,350
Other retail	41,274	42,326
Total loans	381,819	379,832
Less allowance for loan losses	(7,584)	(7,583)
Net loans	374,235	372,249
Premises and equipment	3,582	3,565
Goodwill	12,555	12,536
Other intangible assets	5,381	5,547
Other assets (including $9,041 and $7,501 of trading securities at fair value pledged as collateral, respectively)(a)	64,195	60,720
Total assets	$676,489	$678,318

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$84,086	$84,158
Interest-bearing (including $6,506 and $5,754 of time deposits carried at fair value, respectively)	428,439	434,151
Total deposits	512,525	518,309
Short-term borrowings	17,158	15,518
Long-term debt	59,859	58,002
Other liabilities	26,389	27,449
Total liabilities	615,931	619,278
Shareholders’ equity
Preferred stock	6,808	6,808
Common stock, $.01 par value per share, authorized: 4,000,000,000 shares; issued: 3/31/25 and 12/31/24—2,125,725,742 shares	21	21
Capital surplus	8,678	8,715
Retained earnings	77,691	76,863
Less cost of common stock in treasury: 3/31/25—565,431,349 shares; 12/31/24—565,929,654 shares	(24,060)	(24,065)
Accumulated other comprehensive income (loss)	(9,042)	(9,764)
Total U.S. Bancorp shareholders’ equity	60,096	58,578
Noncontrolling interests	462	462
Total equity	60,558	59,040
Total liabilities and equity	$676,489	$678,318
(a)Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended March 31
	2025	2024
Interest Income
Loans	$5,533	$5,712
Loans held for sale	28	37
Investment securities	1,308	1,175
Other interest income	647	840
Total interest income	7,516	7,764
Interest Expense
Deposits	2,511	2,884
Short-term borrowings	249	270
Long-term debt	664	625
Total interest expense	3,424	3,779
Net interest income	4,092	3,985
Provision for credit losses	537	553
Net interest income after provision for credit losses	3,555	3,432
Noninterest Income
Card revenue	398	392
Corporate payment products revenue	189	184
Merchant processing services	415	401
Trust and investment management fees	680	641
Service charges	315	315
Capital markets revenue	382	388
Mortgage banking revenue	173	166
Investment products fees	87	77
Securities gains (losses), net	—	2
Other	197	134
Total noninterest income	2,836	2,700
Noninterest Expense
Compensation and employee benefits	2,637	2,691
Net occupancy and equipment	306	296
Professional services	98	110
Marketing and business development	182	136
Technology and communications	533	507
Other intangibles	123	146
Merger and integration charges	—	155
Other	353	418
Total noninterest expense	4,232	4,459
Income before income taxes	2,159	1,673
Applicable income taxes	443	347
Net income	1,716	1,326
Net (income) loss attributable to noncontrolling interests	(7)	(7)
Net income attributable to U.S. Bancorp	$1,709	$1,319
Net income applicable to U.S. Bancorp common shareholders	$1,603	$1,209
Earnings per common share	$1.03	$.78
Diluted earnings per common share	$1.03	$.78
Average common shares outstanding	1,559	1,559
Average diluted common shares outstanding	1,560	1,559
See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2025	2024
Net income	$1,716	$1,326
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	508	(171)
Changes in unrealized gains (losses) on derivative hedges	284	(343)
Changes in debit valuation adjustments	2	—
Foreign currency translation	4	6
Reclassification to earnings of realized (gains) losses	170	161
Income taxes related to other comprehensive income (loss)	(246)	90
Total other comprehensive income (loss)	722	(257)
Comprehensive income (loss)	2,438	1,069
Comprehensive (income) loss attributable to noncontrolling interests	(7)	(7)
Comprehensive income (loss) attributable to U.S. Bancorp	$2,431	$1,062
See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2023	1,558	$6,808	$21	$8,673	$74,026	$(24,126)	$(10,096)	$55,306	$465	$55,771
Net income (loss)					1,319			1,319	7	1,326
Other comprehensive income (loss)							(257)	(257)		(257)
Preferred stock dividends(a)					(102)			(102)		(102)
Common stock dividends ($.49 per share)					(770)			(770)		(770)
Issuance of common and treasury stock	3			(139)		152		13		13
Purchase of treasury stock	(1)					(49)		(49)		(49)
Distributions to noncontrolling interests								—	(7)	(7)
Stock option and restricted stock grants				108				108		108
Balance March 31, 2024	1,560	$6,808	$21	$8,642	$74,473	$(24,023)	$(10,353)	$55,568	$465	$56,033
Balance December 31, 2024	1,560	$6,808	$21	$8,715	$76,863	$(24,065)	$(9,764)	$58,578	$462	$59,040
Net income (loss)					1,709			1,709	7	1,716
Other comprehensive income (loss)							722	722		722
Preferred stock dividends(b)					(95)			(95)		(95)
Common stock dividends ($.50 per share)					(786)			(786)		(786)
Issuance of common and treasury stock	4			(149)		165		16		16
Purchase of treasury stock	(4)					(160)		(160)		(160)
Distributions to noncontrolling interests								—	(7)	(7)
Stock option and restricted stock grants				112				112		112
Balance March 31, 2025	1,560	$6,808	$21	$8,678	$77,691	$(24,060)	$(9,042)	$60,096	$462	$60,558
(a)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,667.221, $390.264, $662.50, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
(b)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,395.898, $322.724, $662.50, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2025	2024
Operating Activities
Net income attributable to U.S. Bancorp	$1,709	$1,319
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for credit losses	537	553
Depreciation and amortization of premises and equipment	92	90
Amortization of intangibles	123	146
(Gain) loss on sales of loans held for sale	(44)	(36)
(Gain) loss on sales of securities and other assets	(28)	(9)
Loans originated for sale, net of repayments	(4,185)	(4,674)
Proceeds from sales of loans held for sale	4,705	4,740
Other, net	(3,194)	532
Net cash (used in) provided by operating activities	(285)	2,661
Investing Activities
Proceeds from sales of available-for-sale investment securities	1,011	172
Proceeds from maturities of held-to-maturity investment securities	1,387	1,301
Proceeds from maturities of available-for-sale investment securities	1,340	1,412
Purchases of held-to-maturity investment securities	(644)	(93)
Purchases of available-for-sale investment securities	(2,104)	(4,851)
Net increase in loans outstanding	(2,636)	(1,128)
Proceeds from sales of loans	766	36
Purchases of loans	(221)	(296)
Net increase in securities purchased under agreements to resell	(813)	(1,274)
Other, net	(634)	(232)
Net cash used in investing activities	(2,548)	(4,953)
Financing Activities
Net (decrease) increase in deposits	(5,782)	15,751
Net increase in short-term borrowings	1,640	1,823
Proceeds from issuance of long-term debt	3,590	3,565
Principal payments or redemption of long-term debt	(2,101)	(2,172)
Proceeds from issuance of common stock	16	13
Repurchase of common stock	(160)	(49)
Cash dividends paid on preferred stock	(72)	(76)
Cash dividends paid on common stock	(787)	(770)
Net cash (used in) provided by financing activities	(3,656)	18,085
Change in cash and due from banks	(6,489)	15,793
Cash and due from banks at beginning of period	56,502	61,192
Cash and due from banks at end of period	$50,013	$76,985
See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1	Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE 2	Accounting Changes
Income Taxes - Improvements to Income Tax Disclosures In December 2023, the Financial Accounting Standards Board issued guidance, effective for the Company for annual reporting periods beginning after December 15, 2024, related to income tax disclosures. This guidance requires additional information in income tax rate reconciliation disclosures and additional disclosures about income taxes paid. The guidance is required, at a minimum, to be adopted on a prospective basis, with an option to apply it retrospectively. The Company expects the adoption of this guidance will not be material to its financial statements.

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
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	March 31, 2025				December 31, 2024
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Treasury and agencies	$1,297	$—	$(13)	$1,284	$1,296	$—	$(21)	$1,275
Mortgage-backed securities
Residential agency	74,773	12	(10,912)	63,873	75,392	3	(12,317)	63,078
Commercial agency	1,699	5	(4)	1,700	1,702	—	(27)	1,675
Other	239	3	—	242	244	3	—	247
Total held-to-maturity	$78,008	$20	$(10,929)	$67,099	$78,634	$6	$(12,365)	$66,275
Available-for-Sale
U.S. Treasury and agencies	$30,387	$11	$(1,782)	$28,616	$30,467	$1	$(2,081)	$28,387
Mortgage-backed securities
Residential agency	35,535	51	(1,912)	33,674	35,558	13	(2,290)	33,281
Commercial
Agency	8,647	—	(1,144)	7,503	8,673	—	(1,322)	7,351
Non-agency	7	—	—	7	7	—	(1)	6
Asset-backed securities	7,323	15	(6)	7,332	7,136	30	(1)	7,165
Obligations of state and political subdivisions	10,650	9	(1,333)	9,326	10,690	13	(1,151)	9,552
Other	314	2	—	316	249	1	—	250
Total available-for-sale, excluding portfolio level basis adjustments	92,863	88	(6,177)	86,774	92,780	58	(6,846)	85,992
Portfolio level basis adjustments(a)	204	—	(204)	—	13	—	(13)	—
Total available-for-sale	$93,067	$88	$(6,381)	$86,774	$92,793	$58	$(6,859)	$85,992
(a)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale investment securities, which are not allocated to individual securities in the portfolio. For additional information, refer to Note 12.

34	U.S. Bancorp

Investment securities with a fair value of $16.4 billion at March 31, 2025, and $18.8 billion at December 31, 2024, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $543 million at March 31, 2025, and $320 million at December 31, 2024.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended March 31
(Dollars in Millions)	2025	2024
Taxable	$1,234	$1,099
Non-taxable	74	76
Total interest income from investment securities	$1,308	$1,175

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended March 31
(Dollars in Millions)	2025	2024
Realized gains	$7	$3
Realized losses	(7)	(1)
Net realized gains (losses)	$—	$2
Income tax (benefit) on net realized gains (losses)	$—	$1
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at March 31, 2025 and December 31, 2024.
At March 31, 2025, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses excluding portfolio level basis adjustments and fair value of the Company’s available-for-sale investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2025:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$6,408	$(5)	$17,376	$(1,777)	$23,784	$(1,782)
Mortgage-backed securities
Residential agency	11,691	(131)	15,511	(1,781)	27,202	(1,912)
Commercial
Agency	—	—	7,503	(1,144)	7,503	(1,144)
Non-agency	—	—	7	—	7	—
Asset-backed securities	1,719	(4)	983	(2)	2,702	(6)
Obligations of state and political subdivisions	1,363	(29)	7,632	(1,304)	8,995	(1,333)
Other	—	—	4	—	4	—
Total investment securities	$21,181	$(169)	$49,016	$(6,008)	$70,197	$(6,177)

U.S. Bancorp	35

These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2025, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the three months ended March 31, 2025 and 2024, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
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

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at March 31, 2025:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted-Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies
Maturing in one year or less	$650	$649	0.1	2.71%
Maturing after one year through five years	647	635	2.1	3.00
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$1,297	$1,284	1.1	2.85%
Mortgage-backed securities(a)
Maturing in one year or less	$144	$144	0.8	4.70%
Maturing after one year through five years	2,010	2,017	3.5	4.47
Maturing after five years through ten years	74,273	63,367	8.7	2.16
Maturing after ten years	45	45	11.4	4.23
Total	$76,472	$65,573	8.5	2.22%
Other
Maturing in one year or less	$—	$—	$—	—%
Maturing after one year through five years	239	242	2.2	2.68
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$239	$242	2.2	2.68%
Total held-to-maturity(b)	$78,008	$67,099	8.4	2.23%
Available-for-Sale
U.S. Treasury and agencies
Maturing in one year or less	$11	$11	0.2	4.44%
Maturing after one year through five years	14,787	14,198	3.0	2.57
Maturing after five years through ten years	15,077	14,018	6.3	3.02
Maturing after ten years	512	389	10.5	1.78
Total	$30,387	$28,616	4.8	2.78%
Mortgage-backed securities(a)
Maturing in one year or less	$23	$23	0.5	1.89%
Maturing after one year through five years	7,627	7,161	4.0	2.73
Maturing after five years through ten years	36,268	33,742	7.3	3.98
Maturing after ten years	271	258	11.3	5.39
Total	$44,189	$41,184	6.8	3.77%
Asset-backed securities(a)
Maturing in one year or less	$10	$10	0.4	7.40%
Maturing after one year through five years	3,159	3,169	1.7	4.83
Maturing after five years through ten years	4,154	4,153	5.8	5.76
Maturing after ten years	—	—	—	—
Total	$7,323	$7,332	4.0	5.36%
Obligations of state and political subdivisions(c)(d)
Maturing in one year or less	$118	$117	0.4	5.07%
Maturing after one year through five years	928	922	2.6	4.70
Maturing after five years through ten years	1,200	1,125	7.6	3.68
Maturing after ten years	8,404	7,162	14.7	3.31
Total	$10,650	$9,326	12.7	3.49%
Other
Maturing in one year or less	$109	$109	0.7	4.87%
Maturing after one year through five years	205	207	2.4	4.65
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$314	$316	1.8	4.72%
Total available-for-sale(b)(f)	$92,863	$86,774	6.6	3.54%
(a)Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
(b)The weighted-average maturity of total held-to-maturity investment securities was 8.7 years at December 31, 2024, with a corresponding weighted-average yield of 2.20 percent. The weighted-average maturity of total available-for-sale investment securities was 6.8 years at December 31, 2024, with a corresponding weighted-average yield of 3.67 percent.
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
(f)Amortized cost excludes portfolio level basis adjustments of $204 million.

U.S. Bancorp	37

NOTE 4	Loans and Allowance for Credit Losses
The composition of the loan portfolio, by class and underlying specific portfolio type, was as follows:

	March 31, 2025		December 31, 2024
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$139,840	36.6%	$135,254	35.6%
Lease financing	4,241	1.1	4,230	1.1
Total commercial	144,081	37.7	139,484	36.7
Commercial Real Estate
Commercial mortgages	38,064	10.0	38,619	10.2
Construction and development	10,270	2.7	10,240	2.7
Total commercial real estate	48,334	12.7	48,859	12.9
Residential Mortgages
Residential mortgages	113,112	29.6	112,806	29.7
Home equity loans, first liens	5,795	1.5	6,007	1.6
Total residential mortgages	118,907	31.1	118,813	31.3
Credit Card	29,223	7.7	30,350	8.0
Other Retail
Retail leasing	3,928	1.0	4,040	1.0
Home equity and second mortgages	13,540	3.6	13,565	3.6
Revolving credit	3,791	1.0	3,747	1.0
Installment	14,190	3.7	14,373	3.8
Automobile	5,825	1.5	6,601	1.7
Total other retail	41,274	10.8	42,326	11.1
Total loans	$381,819	100.0%	$379,832	100.0%
The Company had loans of $127.4 billion at March 31, 2025, and $127.6 billion at December 31, 2024, pledged at the FHLB, and loans of $85.8 billion at March 31, 2025, and $85.1 billion at December 31, 2024, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. Net unearned interest and deferred fees and costs on originated loans and unamortized premiums and discounts on purchased loans amounted to $2.4 billion and $2.5 billion at March 31, 2025 and December 31, 2024, respectively. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased credit deteriorated loans.
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

38	U.S. Bancorp

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

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended March 31 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2025
Balance at beginning of period	$2,175	$1,508	$783	$2,640	$819	$7,925
Add
Provision for credit losses	200	(80)	6	329	82	537
Deduct
Loans charged-off	187	25	4	386	88	690
Less recoveries of loans charged-off	(24)	(29)	(4)	(61)	(25)	(143)
Net loan charge-offs (recoveries)	163	(4)	—	325	63	547
Balance at end of period	$2,212	$1,432	$789	$2,644	$838	$7,915
2024
Balance at beginning of period	$2,119	$1,620	$827	$2,403	$870	$7,839
Add
Provision for credit losses	156	30	16	318	33	553
Deduct
Loans charged-off	139	34	4	337	81	595
Less recoveries of loans charged-off	(23)	(13)	(4)	(41)	(26)	(107)
Net loan charge-offs (recoveries)	116	21	—	296	55	488
Balance at end of period	$2,159	$1,629	$843	$2,425	$848	$7,904
The decrease in the allowance for credit losses at March 31, 2025, compared with December 31, 2024, was primarily driven by improved credit quality and portfolio mix.

U.S. Bancorp	39

The following table provides a summary of loans charged-off by portfolio class and year of origination:

Three Months Ended March 31 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card(a)	Other Retail	Total Loans
2025
Originated in 2025	$10	$—	$—	$—	$—	$10
Originated in 2024	31	6	—	—	11	48
Originated in 2023	29	14	—	—	15	58
Originated in 2022	32	4	—	—	13	49
Originated in 2021	4	1	—	—	15	20
Originated prior to 2021	9	—	4	—	9	22
Revolving	72	—	—	386	25	483
Total charge-offs	$187	$25	$4	$386	$88	$690

2024
Originated in 2024	$—	$5	$—	$—	$2	$7
Originated in 2023	26	4	—	—	10	40
Originated in 2022	18	24	—	—	14	56
Originated in 2021	8	—	—	—	11	19
Originated in 2020	4	—	—	—	8	12
Originated prior to 2020	10	1	4	—	11	26
Revolving	73	—	—	337	25	435
Total charge-offs	$139	$34	$4	$337	$81	$595
Note: Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended. Predominantly all current year and near term loan origination years for gross charge-offs relate to existing loans that have had recent maturity date, pricing or commitment amount amendments.
(a)Predominantly all credit card loans are considered revolving loans. Includes an immaterial amount of charge-offs related to revolving converted to term loans.
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

40	U.S. Bancorp

The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming(b)	Total
March 31, 2025
Commercial	$143,066	$303	$96	$616	$144,081
Commercial real estate	47,490	59	5	780	48,334
Residential mortgages(a)	118,242	295	229	141	118,907
Credit card	28,432	382	409	—	29,223
Other retail	40,862	207	57	148	41,274
Total loans	$378,092	$1,246	$796	$1,685	$381,819
December 31, 2024
Commercial	$138,362	$356	$96	$670	$139,484
Commercial real estate	47,948	78	9	824	48,859
Residential mortgages(a)	118,267	188	206	152	118,813
Credit card	29,487	428	435	—	30,350
Other retail	41,886	229	64	147	42,326
Total loans	$375,950	$1,279	$810	$1,793	$379,832
(a)At March 31, 2025, $512 million of loans 30–89 days past due and $2.5 billion of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $660 million and $2.3 billion at December 31, 2024, respectively.
(b)Substantially all nonperforming loans at March 31, 2025 and December 31, 2024, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $4 million and $5 million for the three months ended March 31, 2025 and 2024, respectively.
At March 31, 2025, the amount of foreclosed residential real estate held by the Company, and included in OREO, was $23 million, compared with $21 million at December 31, 2024. These amounts excluded $48 million and $46 million at March 31, 2025 and December 31, 2024, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at March 31, 2025 and December 31, 2024, was $590 million and $576 million, respectively, of which $376 million and $354 million, respectively, related to loans purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

U.S. Bancorp	41

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	March 31, 2025					December 31, 2024
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified(a)	Total Criticized	Total	Pass	Special Mention	Classified(a)	Total Criticized	Total
Commercial
Originated in 2025	$16,275	$62	$240	$302	$16,577	$—	$—	$—	$—	$—
Originated in 2024	50,854	473	874	1,347	52,201	57,578	503	1,034	1,537	59,115
Originated in 2023	15,423	152	378	530	15,953	19,128	173	564	737	19,865
Originated in 2022	17,944	127	344	471	18,415	19,718	231	370	601	20,319
Originated in 2021	4,410	12	58	70	4,480	4,677	60	92	152	4,829
Originated prior to 2021	6,039	146	273	419	6,458	6,812	76	143	219	7,031
Revolving(b)	29,017	320	660	980	29,997	27,344	169	812	981	28,325
Total commercial	139,962	1,292	2,827	4,119	144,081	135,257	1,212	3,015	4,227	139,484
Commercial real estate
Originated in 2025	3,190	6	387	393	3,583	—	—	—	—	—
Originated in 2024	8,731	212	1,384	1,596	10,327	9,652	261	1,772	2,033	11,685
Originated in 2023	4,880	26	742	768	5,648	5,213	42	760	802	6,015
Originated in 2022	8,241	304	1,073	1,377	9,618	9,047	661	913	1,574	10,621
Originated in 2021	5,883	150	216	366	6,249	6,515	100	196	296	6,811
Originated prior to 2021	9,947	201	680	881	10,828	10,822	148	608	756	11,578
Revolving	2,031	—	47	47	2,078	2,078	—	68	68	2,146
Revolving converted to term	3	—	—	—	3	3	—	—	—	3
Total commercial real estate	42,906	899	4,529	5,428	48,334	43,330	1,212	4,317	5,529	48,859
Residential mortgages(c)
Originated in 2025	1,906	—	—	—	1,906	—	—	—	—	—
Originated in 2024	9,993	—	2	2	9,995	10,291	—	—	—	10,291
Originated in 2023	8,661	—	13	13	8,674	8,764	—	11	11	8,775
Originated in 2022	28,220	—	49	49	28,269	28,484	—	43	43	28,527
Originated in 2021	34,316	—	34	34	34,350	34,694	—	35	35	34,729
Originated prior to 2021	35,437	—	276	276	35,713	36,211	—	280	280	36,491
Total residential mortgages	118,533	—	374	374	118,907	118,444	—	369	369	118,813
Credit card(d)	28,814	—	409	409	29,223	29,915	—	435	435	30,350
Other retail
Originated in 2025	1,456	—	—	—	1,456	—	—	—	—	—
Originated in 2024	6,899	—	6	6	6,905	7,398	—	3	3	7,401
Originated in 2023	3,685	—	10	10	3,695	3,966	—	9	9	3,975
Originated in 2022	3,696	—	11	11	3,707	4,085	—	11	11	4,096
Originated in 2021	5,755	—	12	12	5,767	6,537	—	14	14	6,551
Originated prior to 2021	5,091	—	20	20	5,111	5,543	—	21	21	5,564
Revolving	13,741	—	115	115	13,856	13,846	—	120	120	13,966
Revolving converted to term	737	—	40	40	777	731	—	42	42	773
Total other retail	41,060	—	214	214	41,274	42,106	—	220	220	42,326
Total loans	$371,275	$2,191	$8,353	$10,544	$381,819	$369,052	$2,424	$8,356	$10,780	$379,832
Total outstanding commitments	$785,384	$2,950	$10,584	$13,534	$798,918	$778,155	$3,875	$10,441	$14,316	$792,471
Note: Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended. Predominately all current year and nearer term loan origination years for criticized loans relate to existing loans that have had recent maturity date, pricing or commitment amount amendments.
(a)Classified rating on consumer loans primarily based on delinquency status.
(b)Includes an immaterial amount of revolving converted to term loans.
(c)At March 31, 2025, $2.5 billion of GNMA loans 90 days or more past due and $1.4 billion of modified GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $2.3 billion and $1.4 billion at December 31, 2024, respectively.
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

42	U.S. Bancorp

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
The following table provides a summary of period-end balances of loans modified during the periods presented, by portfolio class and modification granted:

Three Months Ended March 31 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2025
Commercial	$27	$2	$143	$21	$193.1%
Commercial real estate	—	—	242	3	245.5
Residential mortgages(b)	—	281	2	5	288.2
Credit card	134	3	—	—	137.5
Other retail	2	7	30	4	43.1
Total loans, excluding loans purchased from GNMA mortgage pools	163	293	417	33	906.2
Loans purchased from GNMA mortgage pools(b)	—	380	104	123	607.5
Total loans	$163	$673	$521	$156	$1,513.4%
2024
Commercial	$25	$—	$328	$—	$353.3%
Commercial real estate	—	—	282	50	332.6
Residential mortgages(b)	—	20	5	2	27	—
Credit card	126	—	—	—	126.5
Other retail	3	1	38	—	42.1
Total loans, excluding loans purchased from GNMA mortgage pools	154	21	653	52	880.2
Loans purchased from GNMA mortgage pools(b)	1	490	68	93	652.6
Total loans	$155	$511	$721	$145	$1,532.4%
(a)Includes $76 million of total loans receiving a payment delay and term extension, $65 million of total loans receiving an interest rate reduction and term extension and $15 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended March 31, 2025, compared with $88 million, $53 million and $4 million for the three months ended March 31, 2024, respectively.
(b)Percent of class total amounts expressed as a percent of total residential mortgage loan balances.
Loan modifications included in the table above exclude trial period arrangements offered to customers and secured loans to consumer borrowers that have had debt discharged through bankruptcy where the borrower has not reaffirmed the debt during the periods presented. At March 31, 2025 the balance of loans modified in trial period arrangements was $163 million, while the balance of secured loans to consumer borrowers that have had debt discharged through bankruptcy was not material.
The following table summarizes the effects of loan modifications made to borrowers on loans modified:

Three Months Ended March 31	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2025
Commercial(a)	11.5%	6
Commercial real estate	2.1	7
Residential mortgages	1.4	92
Credit card	16.1	—
Other retail	5.3	26
Loans purchased from GNMA mortgage pools	.5	97
2024
Commercial(a)	19.3%	7
Commercial real estate	4.3	9
Residential mortgages	2.5	84
Credit card	16.4	—
Other retail	9.3	4
Loans purchased from GNMA mortgage pools	.4	114
Note: The weighted-average payment deferral for all portfolio classes was less than $1 million for the three months ended March 31, 2025 and 2024. Forbearance payments are required to be paid at the end of the original term loan.
(a)The weighted-average interest rate reduction was primarily driven by commercial cards.

U.S. Bancorp	43

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
The following table provides a summary of loan balances as of March 31, which were modified during the prior twelve months, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
2025
Commercial	$472	$18	$130	$620
Commercial real estate	755	13	238	1,006
Residential mortgages(a)	1,414	3	7	1,424
Credit card	310	68	38	416
Other retail	107	16	6	129
Total loans	$3,058	$118	$419	$3,595
2024
Commercial	$498	$16	$83	$597
Commercial real estate	712	2	281	995
Residential mortgages(a)	1,509	17	15	1,541
Credit card	275	67	34	376
Other retail	130	18	7	155
Total loans	$3,124	$120	$420	$3,664
(a)At March 31, 2025, $322 million of loans 30-89 days past due and $289 million of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $333 million and $198 million at March 31, 2024 respectively.

44	U.S. Bancorp

The following table provides a summary of loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified within twelve months prior to default:

Three Months Ended March 31 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)
2025
Commercial	$9	$—	$16	$—
Commercial real estate	—	—	—	—
Residential mortgages	—	1	—	—
Credit card	35	—	—	—
Other retail	1	—	4	—
Total loans, excluding loans purchased from GNMA mortgage pools	45	1	20	—
Loans purchased from GNMA mortgage pools	—	84	34	70
Total loans	$45	$85	$54	$70
2024
Commercial	$6	$—	$—	$—
Commercial real estate	—	—	—	—
Residential mortgages	—	5	3	2
Credit card	29	—	—	—
Other retail	—	1	6	—
Total loans, excluding loans purchased from GNMA mortgage pools	35	6	9	2
Loans purchased from GNMA mortgage pools	—	77	31	42
Total loans	$35	$83	$40	$44
(a)Includes $41 million of total loans receiving a payment delay and term extension, $27 million of total loans receiving an interest rate reduction and term extension, and $2 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended March 31, 2025. Includes $43 million of total loans receiving a payment delay and term extension and $1 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended March 31, 2024.
As of March 31, 2025 the Company had $365 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified.

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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $152 million and $139 million for the three months ended March 31, 2025 and 2024,

U.S. Bancorp	45

respectively. The Company recognized $146 million and $138 million of expenses related to all of these investments for the three months ended March 31, 2025 and 2024, respectively, which were primarily included in tax expense.
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
The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	March 31, 2025	December 31, 2024
Investment carrying amount	$8,703	$8,107
Unfunded capital and other commitments	5,751	5,032
Maximum exposure to loss	8,522	8,435
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $273 million at March 31, 2025 and $264 million at December 31, 2024. The maximum exposure to loss related to these VIEs was $398 million at March 31, 2025 and $382 million at December 31, 2024, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company also held senior notes of $2.7 billion as available-for-sale investment securities at March 31, 2025, compared with $3.2 billion at December 31, 2024. These senior notes were issued by third-party securitization vehicles that held $3.1 billion at March 31, 2025 and $3.6 billion at December 31, 2024 of indirect auto loans that collateralize the senior notes. These VIEs are not consolidated by the Company.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $80 million at March 31, 2025, compared with less than $1 million to $79 million at December 31, 2024.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At March 31, 2025, approximately $5.8 billion of the Company’s assets and $3.5 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $6.4 billion and $4.2 billion, respectively, at December 31, 2024. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

46	U.S. Bancorp

NOTE 6	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $216.7 billion of residential mortgage loans for others at March 31, 2025, and $216.6 billion at December 31, 2024, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net gains of $2 million and net losses of $3 million for the three months ended March 31, 2025 and 2024, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $172 million and $180 million for the three months ended March 31, 2025 and 2024, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended March 31
(Dollars in Millions)	2025	2024
Balance at beginning of period	$3,369	$3,377
Rights capitalized	59	55
Rights sold	1	—
Changes in fair value of MSRs
Due to fluctuations in market interest rates(a)	(49)	103
Due to revised assumptions or models(b)	4	8
Other changes in fair value(c)	(72)	(81)
Balance at end of period	$3,312	$3,462
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
The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	March 31, 2025						December 31, 2024
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(343)	$(161)	$(78)	$71	$137	$250	$(310)	$(144)	$(69)	$63	$120	$217
Derivative instrument hedges	333	158	77	(69)	(128)	(226)	325	147	69	(61)	(118)	(220)
Net sensitivity	$(10)	$(3)	$(1)	$2	$9	$24	$15	$3	$—	$2	$2	$(3)
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

U.S. Bancorp	47

The following table provides a summary of the Company’s MSRs and related characteristics by portfolio:

	March 31, 2025				December 31, 2024
(Dollars in Millions)	HFA	Government	Conventional(d)	Total	HFA	Government	Conventional(d)	Total
Servicing portfolio(a)	$54,095	$24,797	$137,543	$216,435	$52,807	$25,139	$138,428	$216,374
Fair value	$819	$489	$2,004	$3,312	$856	$512	$2,001	$3,369
Value (bps)(b)	151	197	146	153	162	204	145	156
Weighted-average servicing fees (bps)	35	45	25	30	35	45	25	30
Multiple (value/servicing fees)	4.27	4.41	5.74	5.08	4.57	4.56	5.69	5.17
Weighted-average note rate	4.99%	4.36%	3.91%	4.23%	4.92%	4.35%	3.87%	4.18%
Weighted-average age (in years)	4.6	6.3	5.1	5.1	4.5	6.1	5.0	5.0
Weighted-average expected prepayment (constant prepayment rate)	10.5%	10.6%	8.2%	9.0%	9.9%	10.2%	7.8%	8.6%
Weighted-average expected life (in years)	7.2	6.6	7.3	7.2	7.5	6.8	7.4	7.4
Weighted-average option adjusted spread(c)	6.8%	6.6%	5.1%	5.7%	5.8%	6.2%	5.6%	5.7%
(a)Represents principal balance of mortgages having corresponding MSR asset.
(b)Calculated as fair value divided by the servicing portfolio.
(c)Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)Represents loans sold primarily to GSEs.

NOTE 7	Preferred Stock
At March 31, 2025 and December 31, 2024, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	March 31, 2025				December 31, 2024
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	18,000	450	13	437
Total preferred stock(a)	243,510	$7,026	$218	$6,808	243,510	$7,026	$218	$6,808
(a)The par value of all shares issued and outstanding at March 31, 2025 and December 31, 2024, was $1.00 per share.

48	U.S. Bancorp

NOTE 8	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended March 31 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-for- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- for-Sale to Held-to-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Debit Valuation Adjustments	Foreign Currency Translation	Total
2025
Balance at beginning of period	$(5,078)	$(3,165)	$(553)	$(955)	$1	$(14)	$(9,764)
Changes in unrealized gains (losses)	508	—	284	—	2	—	794
Foreign currency translation adjustment(a)	—	—	—	—	—	4	4
Reclassification to earnings of realized (gains) losses	—	111	60	(1)	—	—	170
Applicable income taxes	(129)	(28)	(88)	—	(1)	—	(246)
Balance at end of period	$(4,699)	$(3,082)	$(297)	$(956)	$2	$(10)	$(9,042)
2024
Balance at beginning of period	$(5,151)	$(3,537)	$(242)	$(1,138)	$—	$(28)	$(10,096)
Changes in unrealized gains (losses)	(171)	—	(343)	—	—	—	(514)
Foreign currency translation adjustment(a)	—	—	—	—	—	6	6
Reclassification to earnings of realized (gains) losses	(2)	114	49	—	—	—	161
Applicable income taxes	45	(29)	75	—	—	(1)	90
Balance at end of period	$(5,279)	$(3,452)	$(461)	$(1,138)	$—	$(23)	$(10,353)
(a)Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.
Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income
	Three Months Ended March 31		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2025	2024
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sales of investment securities	$—	$2	Securities gains (losses), net
	—	(1)	Applicable income taxes
	—	1	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains (losses)	(111)	(114)	Interest income
	28	29	Applicable income taxes
	(83)	(85)	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(60)	(49)	Net interest income
	15	13	Applicable income taxes
	(45)	(36)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	1	—	Other noninterest expense
	—	—	Applicable income taxes
	1	—	Net-of-tax
Total impact to net income	$(127)	$(120)

U.S. Bancorp	49

NOTE 9	Earnings Per Share
The components of earnings per share were:

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2025	2024
Net income attributable to U.S. Bancorp	$1,709	$1,319
Preferred dividends	(95)	(102)
Earnings allocated to participating stock awards	(11)	(8)
Net income applicable to U.S. Bancorp common shareholders	$1,603	$1,209
Average common shares outstanding	1,559	1,559
Net effect of the exercise and assumed purchase of stock awards	1	—
Average diluted common shares outstanding	1,560	1,559
Earnings per common share	$1.03	$.78
Diluted earnings per common share	$1.03	$.78
Options outstanding at March 31, 2025 to purchase 1 million common shares for the three months ended March 31, 2025, and outstanding at March 31, 2024 to purchase 1 million common shares for the three months ended March 31, 2024 were not included in the computation of diluted earnings per share because they were antidilutive.

NOTE 10	Employee Benefits
The components of net periodic benefit cost for the Company’s pension plans were:

	Three Months Ended March 31
(Dollars in Millions)	2025	2024
Service cost	$53	$55
Interest cost	103	94
Expected return on plan assets	(147)	(146)
Prior service cost (credit) amortization	(1)	(1)
Actuarial loss (gain) amortization	1	2
Net periodic benefit cost(a)	$9	$4
(a)Service cost is included in compensation and employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

NOTE 11	Income Taxes
The components of income tax expense were:

	Three Months Ended March 31
(Dollars in Millions)	2025	2024
Federal
Current	$(1)	$180
Deferred	328	133
Federal income tax	327	313
State
Current	97	21
Deferred	19	13
State income tax	116	34
Total income tax provision	$443	$347

50	U.S. Bancorp

A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended March 31
(Dollars in Millions)	2025	2024
Tax at statutory rate	$453	$351
State income tax, at statutory rates, net of federal tax benefit	112	81
Tax effect of
Tax credits and benefits, net of related expenses	(123)	(61)
Exam resolutions	—	(65)
Tax-exempt income	(33)	(31)
Other items	34	72
Applicable income taxes	$443	$347
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of March 31, 2025, federal tax examinations for all years ending through December 31, 2020 are completed and resolved. The Company’s tax returns for the years ended December 31, 2021 through December 31, 2022 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $5.7 billion at March 31, 2025 and $6.3 billion at December 31, 2024.

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
Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At March 31, 2025, the Company had $297 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $553 million (net-of-tax) of realized and unrealized losses at December 31, 2024. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $152 million (net-of-tax). All cash flow hedges were highly effective for the three months ended March 31, 2025.
Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.6 billion at March 31, 2025 and $1.3 billion at December 31, 2024.
Other Derivative Positions The Company enters into free-standing derivatives to mitigate interest rate risk and for other risk management purposes. These derivatives include forward commitments to sell TBAs and other commitments to sell residential mortgage loans, which are used to economically hedge the interest rate risk related to MLHFS and unfunded mortgage loan commitments. The Company also enters into interest rate swaps, swaptions, forward commitments to buy TBAs, U.S. Treasury and SOFR futures and options on U.S. Treasury futures to economically hedge the change in the fair value of the Company’s MSRs. The Company enters into foreign currency forwards to economically hedge remeasurement gains and losses the Company recognizes on foreign currency denominated assets and liabilities. The Company also enters into interest rate swaps as economic hedges of fair value option elected deposits and long-term debt. In addition, the Company acts as a seller and buyer of interest rate, foreign

U.S. Bancorp	51

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
The following table summarizes the asset and liability management derivative positions of the Company:

	March 31, 2025			December 31, 2024
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$13,100	$—	$—	$10,600	$—	$—
Pay fixed/receive floating swaps	28,279	—	—	29,739	—	—
Cash flow hedges
Interest rate contracts
Receive fixed/pay floating swaps	28,500	—	—	28,550	—	—
Pay fixed/receive floating swaps	1,050	—	—	—	—	—
Net investment hedges
Foreign exchange forward contracts	687	1	—	870	7	—
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	4,923	10	7	5,436	8	30
Sell	2,745	1	9	2,711	10	1
Options
Purchased	6,724	176	—	7,810	186	—
Written	2,672	17	54	1,991	8	47
Receive fixed/pay floating swaps	10,443	78	30	9,977	45	23
Pay fixed/receive floating swaps	2,818	—	—	2,371	—	—
Foreign exchange forward contracts	725	2	1	702	4	4
Equity contracts	288	—	6	293	—	9
Credit contracts	3,298	6	17	3,558	—	29
Other(a)	1,290	7	67	1,084	7	78
Total	$107,542	$298	$191	$105,692	$275	$221
(a)Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $1.0 billion and $67 million at March 31, 2025, respectively, compared to $1.0 billion and $78 million at December 31, 2024, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $207 million at March 31, 2025.

52	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	March 31, 2025			December 31, 2024
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts
Receive fixed/pay floating swaps	$404,356	$877	$3,260	$413,841	$462	$4,485
Pay fixed/receive floating swaps	364,577	1,703	279	363,837	2,342	153
Other(a)	70,207	17	32	72,503	17	34
Options
Purchased	105,399	366	6	96,238	414	2
Written	90,579	18	488	90,572	12	574
Futures
Buy	1,240	—	—	—	—	—
Sell	301	—	—	—	—	—
Foreign exchange rate contracts
Forwards, spots and swaps	119,520	1,932	1,789	113,718	2,441	2,232
Options
Purchased	790	15	1	497	14	—
Written	790	1	15	497	—	14
Commodity contracts
Swaps	10,972	362	301	8,224	199	180
Options
Purchased	4,953	310	4	3,921	233	2
Written	4,953	2	310	3,921	3	233
Futures
Buy	1	—	—	1	—	—
Sell	249	49	84	166	25	27
Equity contracts	8	—	—	—	—	—
Credit contracts	12,758	—	3	13,670	—	3
Total	$1,191,653	$5,652	$6,572	$1,181,606	$6,162	$7,939
(a)Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.

U.S. Bancorp	53

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended March 31
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2025	2024	2025	2024
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$211	$(255)	$(45)	$(36)
Net investment hedges
Foreign exchange forward contracts	(4)	69	—	—
Non-derivative debt instruments	(61)	34	—	—
Note: The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.
The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended March 31
	Interest Income		Interest Expense
(Dollars in Millions)	2025	2024	2025	2024
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$7,516	$7,764	$3,424	$3,779
Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	(448)	468	(106)	(57)
Hedged items	447	(469)	112	57
Cash flow hedges
Interest rate contract derivatives	(53)	(42)	7	7
Note: The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $7 million into earnings during both the three months ended March 31, 2025 and 2024, as a result of realized cash flows on discontinued cash flow hedges. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.
The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities currently designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment
(Dollars in Millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities(a)	$28,033	$29,005	$(1)	$(464)
Long-term debt	13,210	10,632	150	39
Note: The table above excludes the cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale investment securities and long-term debt of $(54) million and $(135) million, respectively, at March 31, 2025, compared with $(72) million and $(149) million at December 31, 2024, respectively. The carrying amount of available-for-sale investment securities and long-term debt related to discontinued hedging relationships was $8.1 billion and $14.2 billion, respectively, at March 31, 2025, compared with $6.8 billion and $14.9 billion at December 31, 2024, respectively.
(a)Includes amounts related to available-for-sale investment securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At March 31, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $19.3 billion, of which $11.1 billion was designated as hedged. At March 31, 2025, the cumulative amount of basis adjustments associated with these hedging relationships was $204 million. At December 31, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $17.5 billion, of which $11.6 billion was designated as hedged. At December 31, 2024, the cumulative amount of basis adjustments associated with these hedging relationships was $13 million.

54	U.S. Bancorp

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

		Three Months Ended March 31
(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2025	2024
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$24	$(12)
Purchased and written options	Mortgage banking revenue	30	39
Swaps	Mortgage banking revenue/Interest expense	56	(86)
Foreign exchange forward contracts	Other noninterest income	2	4
Equity contracts	Compensation expense	(19)	—
Credit contracts	Capital markets revenue	17	(2)
Other	Other noninterest income	—	(75)
Customer-Related Positions
Interest rate contracts
Swaps	Capital markets revenue	35	131
Purchased and written options	Capital markets revenue	12	(47)
Futures	Capital markets revenue	1	—
Foreign exchange rate contracts
Forwards, spots and swaps	Capital markets revenue	48	24
Purchased and written options	Capital markets revenue	1	—
Commodity contracts
Swaps	Capital markets revenue	47	2
Purchased and written options	Capital markets revenue	(1)	2
Futures	Capital markets revenue	(41)	—
Credit contracts	Capital markets revenue	2	(1)
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at March 31, 2025, was $1.7 billion. At March 31, 2025, the Company had $1.4 billion of cash posted as collateral against this net liability position.

U.S. Bancorp	55

NOTE 13	Netting Arrangements for Certain Financial Instruments and Securities
Financing Activities
The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and SOFR futures or options on U.S. Treasury futures. Of the Company’s $1.3 trillion total notional amount of derivative positions at March 31, 2025, $583.8 billion related to bilateral over-the-counter trades, $696.3 billion related to those centrally cleared through clearinghouses and $19.1 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.
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
Securities transferred to counterparties under repurchase agreements and securities loaned transactions continue to be recognized on the Consolidated Balance Sheet, are measured at fair value, and are included in investment securities or other assets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheet unless the counterparty defaults. The securities transferred under repurchase and reverse repurchase transactions typically are U.S. Treasury and agency securities, residential agency mortgage-backed securities, corporate debt securities or asset-backed securities. The securities loaned or borrowed typically are corporate debt securities traded by the Company’s primary broker-dealer subsidiary. In general, the securities transferred can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Repurchase/reverse repurchase and securities loaned/borrowed transactions expose the Company to counterparty risk. The Company manages this risk by performing assessments, independent of business line managers, and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in cash being obtained from or refunded to counterparties to maintain specified collateral levels.

56	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
March 31, 2025
Repurchase agreements
U.S. Treasury and agencies	$6,711	$—	$—	$—	$6,711
Residential agency mortgage-backed securities	543	—	—	—	543
Corporate debt securities	1,736	5	—	—	1,741
Asset-backed securities	303	15	—	—	318
Total repurchase agreements	9,293	20	—	—	9,313
Securities loaned
Corporate debt securities	141	—	—	—	141
Total securities loaned	141	—	—	—	141
Gross amount of recognized liabilities	$9,434	$20	$—	$—	$9,454
December 31, 2024
Repurchase agreements
U.S. Treasury and agencies	$5,918	$—	$—	$—	$5,918
Residential agency mortgage-backed securities	319	—	—	—	319
Corporate debt securities	1,116	—	—	—	1,116
Asset-backed securities	270	22	—	—	292
Total repurchase agreements	7,623	22	—	—	7,645
Securities loaned
Corporate debt securities	90	—	—	—	90
Total securities loaned	90	—	—	—	90
Gross amount of recognized liabilities	$7,713	$22	$—	$—	$7,735
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

U.S. Bancorp	57

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Received(c)
March 31, 2025
Derivative assets(d)	$5,925	$(2,680)	$3,245	$(187)	$(2)	$3,056
Reverse repurchase agreements	7,194	—	7,194	(394)	(6,790)	10
Securities borrowed	1,805	—	1,805	—	(1,745)	60
Total	$14,924	$(2,680)	$12,244	$(581)	$(8,537)	$3,126
December 31, 2024
Derivative assets(d)	$6,422	$(2,979)	$3,443	$(177)	$(5)	$3,261
Reverse repurchase agreements	6,383	—	6,383	(851)	(5,508)	24
Securities borrowed	1,516	—	1,516	—	(1,453)	63
Total	$14,321	$(2,979)	$11,342	$(1,028)	$(6,966)	$3,348
(a)Includes $1.3 billion and $1.9 billion of cash collateral related payables that were netted against derivative assets at March 31, 2025 and December 31, 2024, respectively.
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
(d)Excludes $25 million and $15 million at March 31, 2025 and December 31, 2024, respectively, of derivative assets not subject to netting arrangements.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Pledged(c)
March 31, 2025
Derivative liabilities(d)	$6,695	$(2,835)	$3,860	$(187)	$—	$3,673
Repurchase agreements	9,313	—	9,313	(394)	(8,912)	7
Securities loaned	141	—	141	—	(139)	2
Total	$16,149	$(2,835)	$13,314	$(581)	$(9,051)	$3,682
December 31, 2024
Derivative liabilities(d)	$8,081	$(2,949)	$5,132	$(177)	$—	$4,955
Repurchase agreements	7,645	—	7,645	(851)	(6,787)	7
Securities loaned	90	—	90	—	(88)	2
Total	$15,816	$(2,949)	$12,867	$(1,028)	$(6,875)	$4,964
(a)Includes $1.4 billion and $1.9 billion of cash collateral related receivables that were netted against derivative liabilities at March 31, 2025 and December 31, 2024, respectively.
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
(d)Excludes $68 million and $79 million at March 31, 2025 and December 31, 2024, respectively, of derivative liabilities not subject to netting arrangements.

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

58	U.S. Bancorp

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
Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the three months ended March 31, 2025 and 2024, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net gains of $3 million and net losses of $1 million for the three months ended March 31, 2025 and 2024, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
Time Deposits The Company elects the fair value option to account for certain time deposits that are hedged with derivatives that do not qualify for hedge accounting. Electing to measure these time deposits at fair value reduces certain timing differences and better matches changes in fair value of these deposits with changes in the value of the derivative instruments used to economically hedge them. The time deposits measured at fair value are valued using a discounted cash flow model that utilizes market observable inputs and are classified within Level 2. Included in interest expense on deposits were net gains of $3 million and $8 million for the three months ended March 31, 2025 and 2024, respectively, from the changes in fair value of time deposits under fair value option accounting guidance.
Long-term Debt The Company elects the fair value option to account for certain structured notes that are hedged with derivatives that do not qualify for hedge accounting. Electing to measure these structured notes at fair value reduces certain timing differences and better matches changes in fair value of these notes with changes in the value of the derivative instruments used to economically hedge them. The structured notes measured at fair value are valued using a discounted cash flow model that utilizes market observable inputs and are classified within Level 2. The discount rate used in the discounted cash flow model incorporates the impact of the Company’s credit spread, which is based on observable spreads in the secondary bond market. Changes in fair value attributable to instrument specific credit risk are recorded as debit valuation adjustments (“DVA”) in other comprehensive income (loss) with all other changes in fair value recorded in interest expense. Included in other comprehensive income (loss) and interest

U.S. Bancorp	59

expense on long-term debt were net DVA gains of $2 million and net losses of $1 million, respectively, for the three months ended March 31, 2025 from the changes in the fair value of structured notes under the fair value option account guidance.
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
The following table shows the significant valuation assumption ranges for MSRs at March 31, 2025:

	Minimum	Maximum	Weighted- Average(a)
Expected prepayment	6%	19%	9%
Option adjusted spread	5	11	6
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

60	U.S. Bancorp

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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at March 31, 2025:

	Minimum	Maximum	Weighted- Average(a)
Expected loan close rate	5%	100%	81%
Inherent MSR value (basis points per loan)	57	200	110
(a)Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At March 31, 2025, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 367 percent and 2 percent, respectively.
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

U.S. Bancorp	61

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2025
Available-for-sale securities
U.S. Treasury and agencies	$23,999	$4,617	$—	$—	$28,616
Mortgage-backed securities
Residential agency	—	33,674	—	—	33,674
Commercial
Agency	—	7,503	—	—	7,503
Non-agency	—	7	—	—	7
Asset-backed securities	—	7,332	—	—	7,332
Obligations of state and political subdivisions	—	9,326	—	—	9,326
Other	—	316	—	—	316
Total available-for-sale	23,999	62,775	—	—	86,774
Mortgage loans held for sale	—	1,704	—	—	1,704
Mortgage servicing rights	—	—	3,312	—	3,312
Derivative assets	53	4,374	1,523	(2,680)	3,270
Other assets	434	2,333	—	—	2,767
Total	$24,486	$71,186	$4,835	$(2,680)	$97,827
Time deposits	$—	$6,506	$—	$—	$6,506
Long-term debt	—	645	—	—	645
Derivative liabilities	84	4,429	2,250	(2,835)	3,928
Short-term borrowings and other liabilities(a)	587	1,859	—	—	2,446
Total	$671	$13,439	$2,250	$(2,835)	$13,525
December 31, 2024
Available-for-sale securities
U.S. Treasury and agencies	$23,891	$4,496	$—	$—	$28,387
Mortgage-backed securities
Residential agency	—	33,281	—	—	33,281
Commercial
Agency	—	7,351	—	—	7,351
Non-agency	—	6	—	—	6
Asset-backed securities	—	7,165	—	—	7,165
Obligations of state and political subdivisions	—	9,552	—	—	9,552
Other	—	250	—	—	250
Total available-for-sale	23,891	62,101	—	—	85,992
Mortgage loans held for sale	—	2,251	—	—	2,251
Mortgage servicing rights	—	—	3,369	—	3,369
Derivative assets	27	5,208	1,202	(2,979)	3,458
Other assets	420	1,769	—	—	2,189
Total	$24,338	$71,329	$4,571	$(2,979)	$97,259
Time deposits	$—	$5,754	$—	$—	$5,754
Long-term debt	—	391	—	—	391
Derivative liabilities	27	5,131	3,002	(2,949)	5,211
Short-term borrowings and other liabilities(a)	475	1,460	—	—	1,935
Total	$502	$12,736	$3,002	$(2,949)	$13,291
Note: Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $166 million and $159 million at March 31, 2025 and December 31, 2024, respectively, and reflect no impairment or observable price change adjustment at both March 31, 2025 and December 31, 2024. The Company did not record any adjustments for observable price changes during the first three months of 2025 and 2024.
(a)Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

62	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended March 31 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2025
Mortgage servicing rights	$3,369	$(117)	(a)	$—	$1	$59	(c)	$—	$3,312	$(117)	(a)
Net derivative assets and liabilities	(1,800)	(191)	(b)	669	(2)	1		596	(727)	996	(d)
2024
Mortgage servicing rights	$3,377	$30	(a)	$—	$—	$55	(c)	$—	$3,462	$30	(a)
Net derivative assets and liabilities	(1,885)	(1,683)	(e)	378	(2)	—		831	(2,361)	(181)	(f)
(a)Included in mortgage banking revenue.
(b)Approximately $51 million, $(241) million and $(1) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(c)Represents MSRs capitalized during the period.
(d)Approximately $16 million, $981 million and $(1) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(e)Approximately $44 million, $(1.7) billion and $(75) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(f)Approximately $19 million, $(125) million and $(75) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	March 31, 2025				December 31, 2024
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(a)	$—	$—	$339	$339	$—	$—	$636	$636
Other assets(b)	—	—	5	5	—	—	25	25
(a)Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended March 31
(Dollars in Millions)	2025	2024
Loans(a)	$99	$67
Other assets(b)	1	2
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
Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of the assets and liabilities for which the fair value option has been elected and the aggregate remaining contractual principal balance outstanding:

	March 31, 2025			December 31, 2024
(Dollars in Millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding
Total loans(a)	$1,704	$1,695	$9	$2,251	$2,243	$8
Time deposits	6,506	6,517	(11)	5,754	5,762	(8)
Long-term debt	645	664	(19)	391	409	(18)
(a)Includes nonaccrual loans of $1 million carried at fair value with contractual principal outstanding of $1 million at March 31, 2025 and $1 million carried at fair value with contractual principal outstanding of $1 million at December 31, 2024. Includes loans 90 days or more past due of $5 million carried at fair value with contractual principal outstanding of $5 million at March 31, 2025 and $4 million carried at fair value with contractual principal outstanding of $4 million at December 31, 2024.

U.S. Bancorp	63

Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of March 31, 2025 and December 31, 2024. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$50,013	$50,013	$—	$—	$50,013	$56,502	$56,502	$—	$—	$56,502
Federal funds sold and securities purchased under resale agreements	7,236	—	7,236	—	7,236	6,380	—	6,380	—	6,380
Investment securities held-to-maturity	78,008	1,284	65,815	—	67,099	78,634	1,275	65,000	—	66,275
Loans held for sale(a)	42	—	—	42	42	322	—	—	322	322
Loans, net of allowance for losses	374,235	—	—	369,966	369,966	372,249	—	—	365,628	365,628
Other(b)	2,584	—	1,930	654	2,584	2,482	—	1,767	715	2,482
Financial Liabilities
Time deposits(c)	48,740	—	48,823	—	48,823	49,015	—	49,156	—	49,156
Short-term borrowings(d)	14,765	—	14,567	—	14,567	13,583	—	13,419	—	13,419
Long-term debt(e)	59,214	—	58,346	—	58,346	57,611	—	56,441	—	56,441
Other(f)	4,565	—	1,350	3,215	4,565	5,220	—	1,369	3,851	5,220
(a)Excludes mortgages held for sale for which the fair value option under applicable accounting guidance was elected.
(b)Includes investments in Federal Reserve Bank and FHLB stock and tax-advantaged investments.
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
The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $360 million and $376 million at March 31, 2025 and December 31, 2024, respectively. The carrying value of other guarantees was $191 million and $194 million at March 31, 2025 and December 31, 2024, respectively.

64	U.S. Bancorp

NOTE 15	Guarantees and Contingent Liabilities
Visa Restructuring and Card Association Litigation The Company’s Payment Services business issues credit and debit cards and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). In 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganization, the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. (“Class B shares”). As of March 31, 2025, the Company has sold substantially all of its Class B shares.
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
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2025:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$20	$10,791
Securities lending indemnifications	6,939	—	6,737
Asset sales	—	107	12,641	(a)
Merchant processing	826	63	147,804
Other	—	21	3,615
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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2025, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $12.3 billion. The Company held collateral of $706 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets related to these airline processing arrangements. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At March 31, 2025, the liability was $40 million primarily related to these airline processing arrangements.

U.S. Bancorp	65

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At March 31, 2025 and December 31, 2024, the Company had reserved $9 million for potential losses from representation and warranty obligations. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of March 31, 2025 and December 31, 2024, the Company had $18 million and $15 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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
Residential Mortgage-Backed Securities Litigation Starting in 2011, the Company and other large financial institutions have been sued in their capacity as trustee for residential mortgage–backed securities trusts for losses arising out of the 2008 financial crisis. In the lawsuits brought against the Company, the investors allege that the Company’s banking subsidiary, USBNA, as trustee caused them to incur substantial losses by failing to enforce loan repurchase obligations and failing to abide by appropriate standards of care after events of default allegedly occurred. The plaintiffs in these matters seek monetary damages in unspecified amounts and most also seek equitable relief.
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
The Division of Enforcement of the SEC conducted an investigation of U.S. Bancorp Fund Services, LLC, a subsidiary of USBNA, relating to fraud committed by an unaffiliated third party. On March 19, 2025, the SEC notified the Company that it had concluded its investigation, and based on the information the SEC had as of that date, the SEC staff did not intend to recommend an enforcement action.
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
The Company's management reporting is organized into three reportable operating segments aligned by major lines of business based on the products and services provided to customers through its distribution channels. All other business activities not included in the reportable operating segments are included in the Treasury and Corporate Support business segment. The chief operating decision maker uses net interest income on a taxable-equivalent basis, noninterest income and net income (loss) before income taxes for all reportable segments in deciding how to allocate resources during the annual budget and monthly forecasting process. The chief operating decision maker considers variances in reported results to forecasts and variances to prior periods to assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company has the following reportable operating and other business segments:
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
Basis of Presentation Business segment results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. The allowance for credit losses and related provision expense are allocated to the business segments according to the volume and credit quality of the loan balances managed, but with the impact of changes in economic forecasts recorded in Treasury and Corporate Support. Goodwill and other intangible assets are assigned to the business segments based on the mix of business of an entity acquired by the Company. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the business segments to support evaluation of business performance. Business segments are allocated capital on a risk-adjusted basis considering economic and regulatory capital requirements. Generally, the determination of the amount of capital allocated to each business segment includes credit allocations following a Basel III regulatory framework. Interest income and expense is determined based on the assets and liabilities managed by the business segment. Because funding and asset/liability management is a central function, funds transfer-pricing methodologies are utilized to allocate a cost of funds used or credit for funds provided to all business segment assets and liabilities, respectively, using a matched funding concept. Also, each business unit is allocated the taxable-equivalent benefit of tax-exempt products. The residual effect on net interest income of asset/liability management activities is included in Treasury and Corporate Support. Noninterest income and expenses directly managed by each business segment, including fees, service charges, salaries and benefits, and other direct revenues and costs, are accounted for within each segment’s financial results in a manner similar to the consolidated financial statements. Occupancy costs are allocated based on utilization of facilities by the business segments. Generally, operating losses are charged to the business segment when the loss event is realized in a manner similar to a loan charge-off. Noninterest expenses incurred by centrally managed operations or business segments that directly support another business segment’s operations are charged to the applicable business segment based on its utilization of those services, primarily measured by the volume of customer activities, number of employees or other relevant factors. These allocated expenses are reported as net shared services expense within noninterest expense. Certain activities that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance are not charged to the business segments. The income or expenses associated with these corporate activities, including merger and integration charges, are reported within the Treasury and Corporate Support business segment. Income taxes are assessed to each business segment at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2025 and 2024, certain organization and methodology changes were made, including revising the Company’s business segment funds transfer-pricing methodology related to deposits and loans during the second quarter of 2024. Prior period results were recast and presented on a comparable basis.

U.S. Bancorp	67

Business segment results for the three months ended March 31 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking		Payment Services		Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Condensed Income Statement
Net interest income (taxable-equivalent basis)(a)	$1,743	$1,910	$1,759	$1,879	$742	$702	$(122)	$(476)	$4,122	$4,015
Noninterest income(b)(c)	1,167	1,112	407	424	1,036	979	226	185	2,836	2,700
Total net revenue(d)	2,910	3,022	2,166	2,303	1,778	1,681	104	(291)	6,958	6,715
Compensation and employee benefits	536	565	526	558	223	226	1,352	1,342	2,637	2,691
Other intangibles	46	52	59	67	18	27	—	—	123	146
Net shared services	515	522	684	700	539	520	(1,738)	(1,742)	—	—
Other direct expenses(e)	241	241	304	298	228	234	699	849	1,472	1,622
Total noninterest expense	1,338	1,380	1,573	1,623	1,008	1,007	313	449	4,232	4,459
Income (loss) before provision and income taxes	1,572	1,642	593	680	770	674	(209)	(740)	2,726	2,256
Provision for credit losses	10	141	62	54	317	359	148	(1)	537	553
Income (loss) before income taxes	1,562	1,501	531	626	453	315	(357)	(739)	2,189	1,703
Income taxes and taxable-equivalent adjustment	391	375	133	157	113	79	(164)	(234)	473	377
Net income (loss)	1,171	1,126	398	469	340	236	(193)	(505)	1,716	1,326
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(7)	(7)	(7)	(7)
Net income (loss) attributable to U.S. Bancorp	$1,171	$1,126	$398	$469	$340	$236	$(200)	$(512)	$1,709	$1,319

Average Balance Sheet
Loans	$177,973	$171,137	$153,945	$154,956	$41,611	$39,803	$5,499	$5,174	$379,028	$371,070
Other earning assets	11,957	8,738	1,778	1,879	57	153	217,410	214,295	231,202	225,065
Goodwill	4,824	4,824	4,325	4,326	3,392	3,332	—	—	12,541	12,482
Other intangible assets	863	1,059	4,368	4,696	249	300	8	10	5,488	6,065
Assets	208,621	199,260	166,532	169,195	46,829	46,814	247,411	238,640	669,393	653,909
Noninterest-bearing deposits	55,093	58,555	19,181	21,389	2,682	2,791	2,740	2,052	79,696	84,787
Interest-bearing deposits	214,318	208,309	200,833	198,798	95	97	11,592	11,070	426,838	418,274
Total deposits	269,411	266,864	220,014	220,187	2,777	2,888	14,332	13,122	506,534	503,061
Total U.S. Bancorp shareholders’ equity	21,549	21,760	13,706	14,851	10,229	9,965	14,127	9,091	59,611	55,667
(a)Total net interest income includes a taxable-equivalent adjustment of $30 million for both of the three months ended March 31, 2025 and 2024. See Non-GAAP Financial Measures beginning on page 27.
(b)Payment Services noninterest income presented net of related rewards and rebate costs and certain partner payments of $741 million and $739 million for the three months ended March 31, 2025 and 2024, respectively.
(c)Total noninterest income includes revenue generated from certain contracts with customers of $2.3 billion and $2.2 billion for the three months ended March 31, 2025 and 2024, respectively.
(d)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded a total of $197 million and $187 million of revenue for the three months ended March 31, 2025 and 2024, respectively, primarily consisting of interest income on sales-type and direct financing leases.
(e)Other direct expenses for each reportable segment includes: net occupancy and equipment, professional services, marketing and business development, technology and communications, and other.

NOTE 17	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to March 31, 2025 through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

68	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Three Months Ended March 31
	2025			2024			2025 v 2024
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities(b)	$171,178	$1,328	3.10%	$161,236	$1,194	2.96%	6.2%
Loans held for sale	1,823	28	6.07	2,002	37	7.32	(8.9)
Loans(c)
Commercial	140,130	2,040	5.90	130,767	2,180	6.70	7.2
Commercial real estate	48,890	725	6.02	53,037	854	6.48	(7.8)
Residential mortgages	118,844	1,189	4.00	115,639	1,107	3.83	2.8
Credit card	29,404	956	13.19	27,942	940	13.53	5.2
Other retail	41,760	633	6.15	43,685	642	5.91	(4.4)
Total loans	379,028	5,543	5.91	371,070	5,723	6.20	2.1
Interest-bearing deposits with banks	43,735	481	4.46	50,903	704	5.56	(14.1)
Other earning assets	14,466	166	4.65	10,924	137	5.05	32.4
Total earning assets	610,230	7,546	4.99	596,135	7,795	5.25	2.4
Allowance for loan losses	(7,589)			(7,438)			(2.0)
Unrealized gain (loss) on investment securities	(6,473)			(7,121)			9.1
Other assets	73,225			72,333			1.2
Total assets	$669,393			$653,909			2.4
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$79,696			$84,787			(6.0)%
Interest-bearing deposits
Interest checking	125,651	342	1.10	125,011	362	1.17	.5
Money market savings	195,442	1,483	3.08	196,502	1,914	3.92	(.5)
Savings accounts	50,271	170	1.37	41,645	26.25		20.7
Time deposits	55,474	516	3.77	55,116	582	4.25	.6
Total interest-bearing deposits	426,838	2,511	2.39	418,274	2,884	2.77	2.0
Short-term borrowings
Federal funds purchased	862	9	4.27	368	5	5.11	*
Securities sold under agreements to repurchase	9,287	97	4.25	4,847	57	4.69	91.6
Commercial paper	4,878	34	2.81	7,612	75	3.98	(35.9)
Other short-term borrowings(d)	3,814	109	11.61	3,537	134	15.28	7.8
Total short-term borrowings	18,841	249	5.37	16,364	271	6.66	15.1
Long-term debt	58,344	664	4.61	52,713	625	4.76	10.7
Total interest-bearing liabilities	504,023	3,424	2.75	487,351	3,780	3.12	3.4
Other liabilities	25,603			25,640			(.1)
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	52,803			48,859			8.1
Total U.S. Bancorp shareholders’ equity	59,611			55,667			7.1
Noncontrolling interests	460			464			(.9)
Total equity	60,071			56,131			7.0
Total liabilities and equity	$669,393			$653,909			2.4
Net interest income		$4,122			$4,015
Gross interest margin			2.24%			2.13%
Gross interest margin without taxable-equivalent increments			2.22%			2.11%
Percent of Earning Assets
Interest income			4.99%			5.25%
Interest expense			2.27			2.55
Net interest margin			2.72%			2.70%
Net interest margin without taxable-equivalent increments			2.70%			2.68%
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
(c)Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(d)Interest expense and rates include interest paid on collateral associated with derivative positions.

U.S. Bancorp	69

Part II — Other Information
Item 1. Legal Proceedings — See the information set forth in “Litigation and Regulatory Matters” in Note 15 in the Notes to Consolidated Financial Statements on page 66 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for discussion of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — See the information set forth in the “Capital Management” section on page 24 of this Report for information regarding shares repurchased by the Company during the first quarter of 2025, which is incorporated herein by reference.
Item 5. Other Information — During the three months ended March 31, 2025, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed on April 20, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 19, 2023).
10.1	2025 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan (incorporated by reference to Exhibit 10.5(c) to the Company’s Form 10-K for the year ended December 31, 2024).
10.2	2025 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.7(c) to the Company’s Form 10-K for the year ended December 31, 2024).
10.3
Third Amendment of the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement) (incorporated by reference to Exhibit 10.8(d) to the Company’s Form 10-K for the year ended December 31, 2024).

10.4
Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2024 Stock Incentive Plan (used for grants made after January 1, 2025) (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2024).

10.5
Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2024 Stock Incentive Plan (used for grants made after January 1, 2025) (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2024).

10.6	First Amendment of the U.S. Bank Non-Qualified Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 16, 2025).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

70	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

	By:	/s/ LISA R. STARK
Dated: May 6, 2025		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	71

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