Form 10-Q
period 2025-06-30
US BANCORP \DE\
filed 2025-08-07
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2025
Common Stock, $.01 Par Value	1,556,189,453 shares

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
•Changes in interest rates;
•Increases in unemployment rates;
•Deterioration in the credit quality of U.S. Bancorp's loan portfolios or in the value of the collateral securing those loans;
•Changes in commercial real estate occupancy rates;

U.S. Bancorp	1

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

2	U.S. Bancorp

TABLE 1	Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2025	2024	Percent Change	2025	2024	Percent Change
Condensed Income Statement
Net interest income	$4,051	$4,023.7%		$8,143	$8,008	1.7%
Taxable-equivalent adjustment(a)	29	29	—	59	59	—
Net interest income (taxable-equivalent basis)(b)	4,080	4,052.7		8,202	8,067	1.7
Noninterest income	2,924	2,815	3.9	5,760	5,515	4.4
Total net revenue	7,004	6,867	2.0	13,962	13,582	2.8
Noninterest expense	4,181	4,214	(.8)	8,413	8,673	(3.0)
Provision for credit losses	501	568	(11.8)	1,038	1,121	(7.4)
Income before taxes	2,322	2,085	11.4	4,511	3,788	19.1
Income taxes and taxable-equivalent adjustment	501	474	5.7	974	851	14.5
Net income	1,821	1,611	13.0	3,537	2,937	20.4
Net (income) loss attributable to noncontrolling interests	(6)	(8)	25.0	(13)	(15)	13.3
Net income attributable to U.S. Bancorp	$1,815	$1,603	13.2	$3,524	$2,922	20.6
Net income applicable to U.S. Bancorp common shareholders	$1,733	$1,518	14.2	$3,336	$2,727	22.3
Per Common Share
Earnings per share	$1.11	$.97	14.4	$2.14	$1.75	22.3
Diluted earnings per share	1.11	.97	14.4	2.14	1.75	22.3
Dividends declared per share	.50	.49	2.0	1.00	.98	2.0
Book value per share(c)	35.06	31.80	10.3
Market value per share	45.25	39.70	14.0
Average common shares outstanding	1,559	1,560	(.1)	1,559	1,560	(.1)
Average diluted common shares outstanding	1,559	1,561	(.1)	1,560	1,560	—
Financial Ratios
Return on average assets	1.08%	.97%		1.06%	.89%
Return on average common equity	12.9	12.4		12.6	11.2
Return on tangible common equity(b)	18.0	18.4		17.7	16.8
Net interest margin (taxable-equivalent basis)(a)	2.66	2.67		2.69	2.68
Efficiency ratio(b)	59.2	61.0		60.0	63.7
Net charge-offs as a percent of average loans outstanding	.59	.58		.59	.55
Average Balances
Loans	$378,529	$374,685	1.0%	$378,777	$372,878	1.6%
Investment securities(d)	172,841	167,020	3.5	172,014	164,128	4.8
Earning assets	613,342	608,892.7		611,794	602,513	1.5
Assets	673,341	665,504	1.2	671,378	659,707	1.8
Noninterest-bearing deposits	79,117	83,418	(5.2)	79,405	84,102	(5.6)
Deposits	502,890	513,909	(2.1)	504,702	508,485	(.7)
Short-term borrowings	22,791	17,098	33.3	20,827	16,731	24.5
Long-term debt	62,354	52,875	17.9	60,360	52,794	14.3
Total U.S. Bancorp shareholders’ equity	60,899	56,029	8.7	60,258	55,849	7.9

	June 30, 2025	December 31, 2024
Period End Balances
Loans	$380,243	$379,832.1%
Investment securities	168,456	164,626	2.3
Assets	686,370	678,318	1.2
Deposits	518,717	518,309.1
Long-term debt	64,013	58,002	10.4
Total U.S. Bancorp shareholders’ equity	61,438	58,578	4.9
Asset Quality
Nonperforming assets	$1,680	$1,832	(8.3)%
Allowance for credit losses	7,862	7,925	(.8)
Allowance for credit losses as a percentage of period-end loans	2.07%	2.09%
Capital Ratios
Common equity tier 1 capital	10.7%	10.6%
Tier 1 capital	12.3	12.2
Total risk-based capital	14.3	14.3
Leverage	8.5	8.3
Total leverage exposure	7.0	6.8
Tangible common equity to tangible assets(b)	6.1	5.8
Tangible common equity to risk-weighted assets(b)	9.0	8.5
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

Management’s Discussion and Analysis
Overview
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.8 billion for the second quarter of 2025, or $1.11 per diluted common share, compared with $1.6 billion, or $0.97 per diluted common share, for the second quarter of 2024. Return on average assets and return on average common equity were 1.08 percent and 12.9 percent, respectively, for the second quarter of 2025, compared with 0.97 percent and 12.4 percent, respectively, for the second quarter of 2024. The results for the second quarter of 2024 included the impact of a $26 million ($19 million net-of-tax) notable item related to an incremental FDIC special assessment charge, which decreased diluted earnings per common share for the second quarter of 2024 by $0.01.
Total net revenue for the second quarter of 2025 was $137 million (2.0 percent) higher than the second quarter of 2024, reflecting a 0.7 percent increase in net interest income and a 3.9 percent increase in noninterest income. The increase in net interest income from the second quarter of 2024 was primarily due to the impact of fixed asset repricing and loan mix, partially offset by deposit mix and pricing pressures. The increase in noninterest income was driven by higher trust and investment management fees, payment services revenue and other noninterest income, partially offset by lower mortgage banking revenue.
Noninterest expense in the second quarter of 2025 was $33 million (0.8 percent) lower than the second quarter of 2024, primarily due to lower compensation and employee benefits expense and other intangibles expense, partially offset by higher technology and communications expense.
The provision for credit losses for the second quarter of 2025 was $67 million (11.8 percent) lower than the second quarter of 2024, reflecting the impact of loan portfolio sales during the second quarter of 2025 and improved credit quality. Net charge-offs in the second quarter of 2025 were $554 million, compared with $538 million in the second quarter of 2024. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Net income attributable to U.S. Bancorp for the first six months of 2025 was $3.5 billion, or $2.14 per diluted common share, compared with $2.9 billion, or $1.75 per diluted common share, for the first six months of 2024. Return on average assets and return on average common equity were 1.06 percent and 12.6 percent, respectively, for the first six months of 2025, compared with 0.89 percent and 11.2 percent, respectively, for the first six months of 2024. The results for the first six months of 2024 included the impact of $291 million ($218 million net-of-tax) of notable items, including $155 million of merger and integration charges associated with the acquisition of MUFG Union Bank, N.A. (“MUB”) and $136 million related to incremental FDIC special assessment charges. Combined, these items decreased diluted earnings per common share for the first six months of 2024 by $0.14.
Total net revenue for the first six months of 2025 was $380 million (2.8 percent) higher than the first six months of 2024, reflecting a 1.7 percent increase in net interest income and a 4.4 percent increase in noninterest income. The increase in net interest income from the first six months of 2024 was primarily due to the impact of fixed asset repricing and loan mix, partially offset by deposit mix and pricing pressures. The increase in noninterest income was driven by higher trust and investment management fees, payment services revenue and other noninterest income.
Noninterest expense in the first six months of 2025 was $260 million (3.0 percent) lower than the first six months of 2024, primarily due to the impact of merger and integration charges in the prior year and lower compensation and employee benefits expense and other intangibles expense, partially offset by higher technology and communications expense and marketing and business development expense.
The provision for credit losses for the first six months of 2025 was $83 million (7.4 percent) lower than the first six months of 2024, reflecting the impact of loan portfolio sales during the second quarter of 2025 and improved credit quality. Net charge-offs in the first six months of 2025 were $1.1 billion, compared with $1.0 billion in the first six months of 2024. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Statement of Income Analysis
Net Interest Income Net interest income, on a taxable-equivalent basis, was $4.1 billion in the second quarter and $8.2 billion in the first six months of 2025, representing increases of $28 million (0.7 percent) and $135 million (1.7 percent), respectively, compared with the same periods of 2024. The increases were primarily due to the impact of fixed asset repricing and loan mix, partially offset by deposit mix and pricing pressures. Average earning assets for the second quarter and first six months of 2025 were $4.5 billion (0.7 percent) and $9.3 billion (1.5 percent) higher, respectively, than the same periods of 2024, reflecting increases in investment securities, loans and other earning assets, partially offset by a decrease in interest-bearing deposits with banks. The net interest margin, on a taxable-equivalent basis, in the second quarter of 2025 was 2.66 percent, compared with 2.67 percent in the second quarter of 2024. The decrease was primarily due to the impact of higher earning assets and deposit pricing pressures, partially offset by fixed asset repricing and loan mix. The net interest margin, on a taxable-equivalent basis, in the first six months of 2025 was 2.69 percent, compared with 2.68 percent in the first six months of 2024. The increase from the prior year was primarily due to improved balance sheet mix, fixed asset repricing and loan mix, partially offset by deposit mix and higher earning assets.

4	U.S. Bancorp

Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average total loans in the second quarter and first six months of 2025 were $3.8 billion (1.0 percent) and $5.9 billion (1.6 percent) higher, respectively, than the same periods of 2024. The increases were primarily due to higher commercial loans and credit card loans, partially offset by lower commercial real estate loans and other retail loans. The increase in average commercial loans was primarily due to growth in loans to financial institutions. The increase in average credit card loans was primarily driven by customer account growth and higher spend volume. The decrease in average commercial real estate loans was primarily due to loan workout activities and payoffs exceeding a reduced level of new originations. The decrease in average other retail loans was driven by lower automobile loans. Average residential mortgages decreased in the second quarter of 2025, compared with the second quarter of 2024, driven by a portfolio sale in the second quarter of 2025.
Average investment securities in the second quarter and first six months of 2025 were $5.8 billion (3.5 percent) and $7.9 billion (4.8 percent) higher, respectively, than the same periods of 2024, primarily due to balance sheet repositioning.
Average total deposits for the second quarter and first six months of 2025 were $11.0 billion (2.1 percent) and $3.8 billion (0.7 percent) lower, respectively, than the same periods of 2024. Average noninterest-bearing deposits for the second quarter and first six months of 2025 were $4.3 billion (5.2 percent) and $4.7 billion (5.6 percent) lower, respectively, than the same periods of 2024, driven by decreases in Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances. Average total savings deposits for the second quarter of 2025 were $6.1 billion (1.6 percent) lower than the second quarter of 2024, primarily due to a decrease in Wealth, Corporate, Commercial and Institutional Banking balances. Average total savings deposits for the first six months of 2025 were $1.0 billion (0.3 percent) higher than the first six months of 2024, driven by an increase in Wealth, Corporate, Commercial and Institutional Banking balances. Average time deposits for the second quarter and first six months of 2025 were $625 million (1.1 percent) and $130 million (0.2 percent) lower, respectively, than the same periods of 2024, mainly due to a decrease in Wealth, Corporate, Commercial and Institutional Banking
balances, partially offset by an increase in Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Provision for Credit Losses The provision for credit losses was $501 million in the second quarter and $1.0 billion in the first six months of 2025, representing decreases of $67 million (11.8 percent) and $83 million (7.4 percent), respectively, from the same periods of 2024, primarily driven by the impact of loan portfolio sales during the second quarter of 2025 and improved credit quality. Net charge-offs increased $16 million (3.0 percent) in the second quarter of 2025, compared with the second quarter of 2024, driven by higher commercial real estate loan net charge-offs, partially offset by lower commercial loan net charge-offs. Net charge-offs increased $75 million (7.3 percent) in the first six months of 2025, compared with the first six months of 2024, primarily due to higher commercial and credit card loan net charge-offs. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income was $2.9 billion in the second quarter and $5.8 billion in the first six months of 2025, representing increases of $109 million (3.9 percent) and $245 million (4.4 percent), respectively, compared with the same periods of 2024. The increases from the prior year reflected higher trust and investment management fees, payment services revenue and other noninterest income, partially offset by lower mortgage banking revenue. Trust and investment management fees increased primarily due to favorable market conditions and business growth. Payment services revenue increased primarily due to increases in merchant processing services revenue due to favorable rates and card revenue mainly due to higher sales volume. Other noninterest income increased primarily due to higher tax credit investment activity. Mortgage banking revenue decreased primarily due to a gain on the sale of mortgage servicing rights in the second quarter of 2024.

U.S. Bancorp	5

TABLE 2	Noninterest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2025	2024	Percent Change	2025	2024	Percent Change
Card revenue	$442	$428	3.3%	$840	$820	2.4%
Corporate payment products revenue	192	195	(1.5)	381	379.5
Merchant processing services	474	454	4.4	889	855	4.0
Trust and investment management fees	703	649	8.3	1,383	1,290	7.2
Service charges	336	322	4.3	651	637	2.2
Capital markets revenue	390	374	4.3	772	762	1.3
Mortgage banking revenue	162	190	(14.7)	335	356	(5.9)
Investment products fees	90	82	9.8	177	159	11.3
Other	192	157	22.3	389	291	33.7
Total fee revenue	2,981	2,851	4.6	5,817	5,549	4.8
Securities gains (losses), net	(57)	(36)	(58.3)	(57)	(34)	(67.6)
Total noninterest income	$2,924	$2,815	3.9%	$5,760	$5,515	4.4%

TABLE 3	Noninterest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2025	2024	Percent Change	2025	2024	Percent Change
Compensation and employee benefits	$2,600	$2,619	(.7)%	$5,237	$5,310	(1.4)%
Net occupancy and equipment	301	316	(4.7)	607	612	(.8)
Professional services	109	116	(6.0)	207	226	(8.4)
Marketing and business development	161	158	1.9	343	294	16.7
Technology and communications	534	509	4.9	1,067	1,016	5.0
Other intangibles	124	142	(12.7)	247	288	(14.2)
Other	352	354	(.6)	705	772	(8.7)
Total before merger and integration charges	4,181	4,214	(.8)	8,413	8,518	(1.2)
Merger and integration charges	—	—	*	—	155	*
Total noninterest expense	$4,181	$4,214	(.8)%	$8,413	$8,673	(3.0)%
Efficiency ratio(a)	59.2%	61.0%		60.0%	63.7%
*Not meaningful
(a)See Non-GAAP Financial Measures beginning on page 29.
Noninterest Expense Noninterest expense was $4.2 billion in the second quarter and $8.4 billion in the first six months of 2025, representing decreases of $33 million (0.8 percent) and $260 million (3.0 percent), respectively, from the same periods of 2024. The decreases from the prior year reflected lower compensation and employee benefits expense, other intangibles expense and net occupancy and equipment expense, partially offset by higher technology and communications expense. Noninterest expense further decreased in the first six months of 2025, compared with the first six months of 2024, due to the impacts in the prior year of merger and integration charges and the FDIC special assessment, partially offset by higher marketing and business development expense in the first six months of 2025. Compensation and employee benefits expense decreased primarily due to cost savings from operational efficiencies, partially offset by merit increases. Net occupancy and equipment expense decreased due to cost savings from operational efficiencies. Technology and communications expense increased primarily due to investments in infrastructure and technology development. Marketing and business development expense increased in the first six months of 2025, compared with the first six months of 2024, primarily due to a charitable foundation contribution in the first quarter of 2025.
Income Tax Expense The provision for income taxes was $472 million (an effective rate of 20.6 percent) for the second quarter and $915 million (an effective rate of 20.6 percent) for the first six months of 2025, compared with $445 million (an effective rate of 21.6 percent) and $792 million (an effective rate of 21.2 percent) for the same periods of 2024, respectively. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

6	U.S. Bancorp

Balance Sheet Analysis
Loans The Company’s loan portfolio was $380.2 billion at June 30, 2025, compared with $379.8 billion at December 31, 2024, an increase of $411 million (0.1 percent). The increase was driven by higher commercial loans, partially offset by lower residential mortgages and other retail loans.
Commercial loans increased $7.9 billion (5.7 percent) at June 30, 2025, compared with December 31, 2024, primarily due to growth in loans to financial institutions.
Residential mortgages held in the loan portfolio decreased $4.3 billion (3.7 percent) at June 30, 2025, compared with December 31, 2024, driven by a portfolio sale in the second quarter of 2025. Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Other retail loans decreased $2.2 billion (5.1 percent) at June 30, 2025, compared with December 31, 2024, primarily due to a decrease in automobile loans, including the impact of a portfolio sale during the second quarter of 2025.
Commercial real estate loans decreased $678 million (1.4 percent) at June 30, 2025, compared with December 31, 2024, primarily due to loan workout activities and payoffs exceeding a reduced level of new originations.
Credit card loans decreased $327 million (1.1 percent) at June 30, 2025, compared with December 31, 2024, primarily as the result of customers seasonally paying down balances.
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
Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $2.3 billion at June 30, 2025, compared with $2.6 billion at December 31, 2024. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government sponsored enterprises (“GSEs”).
Investment Securities Investment securities totaled $168.5 billion at June 30, 2025, compared with $164.6 billion at December 31, 2024. The $3.8 billion (2.3 percent) increase was primarily due to net investment securities purchases driven by balance sheet positioning, along with a $763 million favorable change in net unrealized gains (losses) on available-for-sale investment securities.
The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At June 30, 2025, the Company’s net unrealized losses on available-for-sale investment securities were $6.0 billion ($4.5 billion net-of-tax), compared with net unrealized losses of $6.8 billion ($5.1 billion net-of-tax) at December 31, 2024. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of U.S. treasury and mortgage-backed securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $6.2 billion at June 30, 2025, compared with $6.9 billion at December 31, 2024. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of the underlying collateral, the existence of any government or agency guarantees, and market conditions. At June 30, 2025, the Company had no plans to sell securities with unrealized losses, and believed it was more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.

U.S. Bancorp	7

TABLE 4	Investment Securities

	June 30, 2025				December 31, 2024
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies	$647	$638	1.8	3.00%	$1,296	$1,275	1.3	2.85%
Mortgage-backed securities(a)	76,972	66,130	8.4	2.29	77,094	64,753	8.8	2.19
Other	260	264	1.9	2.68	244	247	2.2	2.73
Total held-to-maturity	$77,879	$67,032	8.3	2.30%	$78,634	$66,275	8.7	2.20%
Available-for-Sale
U.S. Treasury and agencies	$29,790	$28,117	4.6	2.62%	$30,467	$28,387	5.1	2.98%
Mortgage-backed securities(a)	48,403	45,755	6.8	3.96	44,238	40,638	7.4	3.82
Asset-backed securities(a)	7,167	7,183	4.1	5.34	7,136	7,165	3.8	5.56
Obligations of state and political subdivisions(b)(c)	10,631	9,209	12.7	3.31	10,690	9,552	11.7	3.72
Other	310	313	1.6	4.72	249	250	1.5	4.79
Total available-for-sale(d)	$96,301	$90,577	6.6	3.58%	$92,780	$85,992	6.8	3.67%
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
(d)Amortized cost excludes portfolio level basis adjustments of $314 million at June 30, 2025 and $13 million at December 31, 2024.
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
Deposits Total deposits were $518.7 billion at June 30, 2025, compared with $518.3 billion at December 31, 2024. The $408 million (0.1 percent) increase in total deposits reflected increases in noninterest-bearing deposits and time deposits, partially offset by a decrease in total savings deposits. Noninterest-bearing deposits increased $2.8 billion (3.3 percent) at June 30, 2025, compared with December 31, 2024, primarily driven by an increase in Wealth, Corporate, Commercial and Institutional Banking balances. Time deposits increased $2.1 billion (3.9 percent) at June 30, 2025, compared with December 31, 2024, driven by higher Consumer and Business Banking balances, partially offset by lower Wealth, Corporate, Commercial and Institutional Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Money market deposit balances decreased $25.7 billion (12.4 percent), primarily due to lower Consumer and Business Banking, and Wealth, Corporate, Commercial and Institutional Banking balances. Savings account balances increased $15.5 billion (34.1 percent), driven by higher Consumer and Business Banking balances. Interest checking balances increased $5.7 billion (4.5 percent), primarily due to higher Wealth, Corporate, Commercial and Institutional Banking balances.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $15.0 billion at June 30, 2025, compared with $15.5 billion at December 31, 2024. The $479 million (3.1 percent) decrease in short-term borrowings was primarily due to decreases in short-term Federal Home Loan Bank (“FHLB”) advances, commercial paper and repurchase agreement balances, partially offset by higher other short-term borrowing balances. Long-term debt was $64.0 billion at June 30, 2025, compared with $58.0 billion at December 31, 2024. The $6.0 billion (10.4 percent) increase was primarily due to $4.7 billion of medium-term note issuances, a $2.0 billion increase in FHLB advances, $1.9 billion of bank note issuances and $625 million of credit-linked bank note issuances, partially offset by $2.1 billion of bank note and $1.5 billion of medium-term note repayments and maturities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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
The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputation. Credit risk is the risk of loss associated with a change in the credit profile or the failure of a borrower or counterparty to meet its contractual obligations. Interest rate risk is the current or prospective risk to earnings and capital, arising from the impact of changes in interest rates. Market risk is the risk associated with fluctuations in interest rates, foreign exchange rates, commodities and credit spreads that may result in changes in the values of financial instruments, such as trading and available-for-sale investment securities, mortgage loans held for sale (“MLHFS”), mortgage servicing rights (“MSRs”) and derivatives that are accounted for on a fair value basis. Liquidity risk is the risk that financial condition or overall safety and soundness is adversely affected by the Company’s inability, or perceived inability, to meet its cash flow obligations in a timely and complete manner in either normal or stressed conditions. Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, people (including human errors or misconduct), or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, financial losses, and reputational damage if it fails to adhere to compliance requirements and the Company’s compliance policies. Strategic risk is the risk to current or projected financial condition and resilience arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputation risk is the risk to current or projected financial condition and resilience arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships or services, or continue servicing existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for a detailed discussion of these factors.
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
In addition, credit quality ratings, as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal credit risk has been identified. Loans with a special mention or classified rating encompass all loans held by the Company that it considers having a potential or well-defined weakness that may put full collection of contractual cash flows at risk. These are defined by individually graded credit quality ratings for larger corporate loans or scored based credit quality ratings in consumer lending and small business loans. Scored based credits classified as problem credits are typically 90 days or more past due and still accruing, nonaccrual loans or loans in a junior lien position that are current but are behind a first lien position on nonaccrual. Refer to Note 4 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for a more detailed discussion on credit risk management processes.
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

10	U.S. Bancorp

of property value. Certain loans do not have an LTV or CLTV, primarily due to lack of availability of relevant automated valuation model and/or home price indices values, or lack of necessary valuation data on acquired loans.
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at June 30, 2025:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$11,951	$90,615	$102,566	89.6%
Over 80% through 90%	128	3,781	3,909	3.4
Over 90% through 100%	21	764	785.7
Over 100%	13	364	377.3
No LTV available	—	7	7	—
Loans purchased from GNMA mortgage pools(a)	—	6,831	6,831	6.0
Total	$12,113	$102,362	$114,475	100.0%
(a)Represents loans purchased and loans that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$10,432	$2,700	$13,132	95.4%
Over 80% through 90%	403	99	502	3.7
Over 90% through 100%	58	13	71.5
Over 100%	33	4	37.3
No LTV/CLTV available	18	1	19.1
Total	$10,944	$2,817	$13,761	100.0%

Credit card and other retail loans are diversified across customer segments and geographies. Diversification in the credit card portfolio is achieved with broad customer relationship distribution through the Company’s and financial institution partners’ branches, retail and affinity partners, and digital channels.
The following table provides a summary of the Company’s credit card loan balances disaggregated based upon updated credit score at June 30, 2025:

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
Accruing loans 90 days or more past due totaled $966 million at June 30, 2025, compared with $810 million at December 31, 2024. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.25 percent at June 30, 2025, compared with 0.21 percent at December 31, 2024. Accruing loans 90 days or more past due include loan delinquencies of borrowers impacted by the Los Angeles area wildfires.

U.S. Bancorp	11

TABLE 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due	June 30, 2025	December 31, 2024
Commercial
Commercial	.06%	.07%
Lease financing	—	—
Total commercial	.06	.07
Commercial Real Estate
Commercial mortgages	.33	—
Construction and development	.09	.09
Total commercial real estate	.28	.02
Residential Mortgages(a)	.28	.17
Credit Card	1.24	1.43
Other Retail
Retail leasing	.05	.05
Home equity and second mortgages	.19	.25
Other	.10	.11
Total other retail	.13	.15
Total loans	.25%	.21%

90 days or more past due and nonperforming loans	June 30, 2025	December 31, 2024
Commercial	.45%	.55%
Commercial real estate	1.86	1.70
Residential mortgages(a)	.40	.30
Credit card	1.24	1.43
Other retail	.51	.50
Total loans	.68%	.69%
(a)Delinquent loan ratios exclude $2.2 billion at June 30, 2025, and $2.3 billion at December 31, 2024, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due and nonperforming to total residential mortgages was 2.31 percent at June 30, 2025, and 2.28 percent at December 31, 2024.

12	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Residential Mortgages(a)
30-89 days	$171	$188	.15%	.16%
90 days or more	318	206	.28	.17
Nonperforming	145	152	.13	.13
Total	$634	$546	.55%	.46%
Credit Card
30-89 days	$371	$428	1.24%	1.41%
90 days or more	372	435	1.24	1.43
Nonperforming	—	—	—	—
Total	$743	$863	2.47%	2.84%
Other Retail
Retail Leasing
30-89 days	$20	$25	.52%	.62%
90 days or more	2	2	.05	.05
Nonperforming	7	7	.18	.17
Total	$29	$34	.76%	.84%
Home Equity and Second Mortgages
30-89 days	$47	$61	.34%	.45%
90 days or more	26	34	.19	.25
Nonperforming	127	121	.92	.89
Total	$200	$216	1.45%	1.59%
Other(b)
30-89 days	$106	$143	.47%	.58%
90 days or more	23	28	.10	.11
Nonperforming	20	19	.09	.08
Total	$149	$190	.66%	.77%
(a)Excludes $558 million of loans 30-89 days past due and $2.2 billion of loans 90 days or more past due at June 30, 2025, purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that continue to accrue interest, compared with $660 million and $2.3 billion at December 31, 2024, respectively.
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
Credit card and other retail loan modifications generally are part of distinct modification programs providing customers

U.S. Bancorp	13

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
During January 2025, wildfires caused substantial damage and disruption to the Los Angeles area. The Company has programs available to work with impacted customers and support the community. The Company is monitoring the potential impacts of the wildfires on its customers and financial statements. The Company does not anticipate this impact to be material to its financial results.
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
At June 30, 2025, total nonperforming assets were $1.7 billion, compared to $1.8 billion at December 31, 2024. The $152 million (8.3 percent) decrease in nonperforming assets was primarily due to lower nonperforming commercial and commercial real estate loans. The ratio of total nonperforming assets to total loans and other real estate was 0.44 percent at June 30, 2025, compared with 0.48 percent at December 31, 2024.
OREO was $21 million at June 30, 2025 and December 31, 2024, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

14	U.S. Bancorp

TABLE 6	Nonperforming Assets(a)

(Dollars in Millions)	June 30, 2025	December 31, 2024
Commercial
Commercial	$548	$644
Lease financing	27	26
Total commercial	575	670
Commercial Real Estate
Commercial mortgages	732	789
Construction and development	31	35
Total commercial real estate	763	824
Residential Mortgages(b)	145	152
Credit Card	—	—
Other Retail
Retail leasing	7	7
Home equity and second mortgages	127	121
Other	20	19
Total other retail	154	147
Total nonperforming loans(1)	1,637	1,793
Other Real Estate(c)	21	21
Other Assets	22	18
Total nonperforming assets	$1,680	$1,832
Accruing loans 90 days or more past due(b)	$966	$810
Period-end loans(2)	$380,243	$379,832
Nonperforming loans to total loans(1)/(2)	.43%	.47%
Nonperforming assets to total loans plus other real estate(c)	.44%	.48%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2024	$1,494	$338	$1,832
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	679	97	776
Advances on loans	11	—	11
Total additions	690	97	787
Reductions in nonperforming assets
Paydowns, payoffs	(586)	(23)	(609)
Net sales	(21)	(13)	(34)
Return to performing status	(15)	(44)	(59)
Charge-offs(d)	(223)	(14)	(237)
Total reductions	(845)	(94)	(939)
Net additions to (reductions in) nonperforming assets	(155)	3	(152)
Balance June 30, 2025	$1,339	$341	$1,680
(a)Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)Excludes $2.2 billion at June 30, 2025, and $2.3 billion at December 31, 2024, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(c)Foreclosed GNMA loans of $55 million at June 30, 2025, and $46 million at December 31, 2024, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(d)Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	15

TABLE 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30
	2025			2024
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$139,606	$122.35%		$130,162	$135.42%
Lease financing	4,211	6.57		4,177	8.77
Total commercial	143,817	128.36		134,339	143.43
Commercial Real Estate
Commercial mortgages	38,194	57.60		40,871	35.34
Construction and development	10,272	—	—	11,418	1.04
Total commercial real estate	48,466	57.47		52,289	36.28
Residential Mortgages	115,616	(1)	—	116,478	(4)	(.01)
Credit Card	29,588	317	4.30	28,349	315	4.47
Other Retail
Retail leasing	3,869	10	1.04	4,185	3.29
Home equity and second mortgages	13,678	—	—	13,053	(1)	(.03)
Other	23,495	43.73		25,992	46.71
Total other retail	41,042	53.52		43,230	48.45
Total loans	$378,529	$554.59%		$374,685	$538.58%

	Six Months Ended June 30
	2025			2024
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$137,778	$281.41%		$128,382	$244.38%
Lease financing	4,206	10.48		4,171	15.72
Total commercial	141,984	291.41		132,553	259.39
Commercial Real Estate
Commercial mortgages	38,408	52.27		41,208	50.24
Construction and development	10,269	1.02		11,455	7.12
Total commercial real estate	48,677	53.22		52,663	57.22
Residential Mortgages	117,221	(1)	—	116,059	(4)	(.01)
Credit Card	29,497	642	4.39	28,145	611	4.37
Other Retail
Retail leasing	3,929	23	1.18	4,134	8.39
Home equity and second mortgages	13,610	(1)	(.01)	13,018	(1)	(.02)
Other	23,859	94.79		26,306	96.73
Total other retail	41,398	116.57		43,458	103.48
Total loans	$378,777	$1,101.59%		$372,878	$1,026.55%
Analysis of Loan Net Charge-offs Total loan net charge-offs were $554 million for the second quarter and $1.1 billion for the first six months of 2025, compared with $538 million and $1.0 billion, respectively, for the same periods of 2024. The increase in net charge-offs in the second quarter of 2025, compared with the second quarter of 2024, was driven by higher commercial real estate loan net charge-offs, partially offset by lower commercial loan net charge-offs. The increase in net charge-offs in the first six months of 2025, compared with the first six months of 2024, was primarily due to higher commercial and credit card loan net charge-offs. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for both the second quarter and first six

16	U.S. Bancorp

months of 2025 was 0.59 percent, compared with 0.58 percent and 0.55 percent, respectively, for the same periods of 2024.
Analysis and Determination of the Allowance for Credit Losses The allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolio, including unfunded credit commitments. The allowance considers expected losses for the remaining lives of the applicable assets, net of expected recoveries. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs.
Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. Multiple economic scenarios are considered over a three-year reasonable and supportable forecast period, which includes increasing consideration of historical loss experience over years two and three. These economic scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses. After the forecast period, the Company fully reverts to long-term historical loss experience, adjusted for expected prepayments and characteristics of the current loan and lease portfolio, to estimate losses over the remaining life of the portfolio. The economic scenarios are updated at least quarterly and are designed to provide a range of reasonable estimates, both better and worse than current expectations. Scenarios are weighted based on the Company’s expectation of economic conditions for the foreseeable future and reflect significant judgment and consideration of economic forecast uncertainty. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include, but are not limited to, changes in borrower behavior or conditions in specific lending segments, loan servicing practices, regulatory guidance, and/or fiscal and monetary policy actions.
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
When a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered PCD. An allowance is established for each population and considers product mix, risk characteristics of the portfolio and delinquency status and refreshed LTV ratios when possible. Considerations for PCD loans include whether the loan has experienced a charge-off, bankruptcy or significant deterioration since origination. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company had a total net book balance of $1.9 billion of PCD loans, primarily related to the MUB acquisition, included in its loan portfolio at June 30, 2025.
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
The allowance for credit losses was $7.9 billion at both June 30, 2025 and December 31, 2024. The $63 million (0.8 percent) decrease in the allowance for credit losses at June 30, 2025, compared with December 31, 2024, was primarily driven by the impact of loan portfolio sales during the second quarter of 2025, along with improved credit quality and portfolio mix. The Company continued to monitor economic uncertainty related to interest rates, inflationary pressures, including those related to changing tariff policies, and other economic factors that may affect the financial strength of corporate and consumer borrowers. The Company also continued to monitor the commercial real estate office portfolio and maintained an allowance to loan coverage ratio of approximately 11 percent at June 30, 2025. In addition to these broad economic factors, the Company considered various factors for determining its expected loss estimates, including customer specific information impacting changes in risk ratings, projected delinquencies and the impact of economic deterioration on selected borrowers’ liquidity and ability to repay.
The ratio of the allowance for credit losses to period-end loans was 2.07 percent at June 30, 2025, compared with 2.09 percent at December 31, 2024. The ratio of the allowance for credit losses to nonperforming loans was 480 percent at June 30, 2025, compared with 442 percent at December 31, 2024. The ratio of the allowance for credit losses to annualized loan net charge-offs was 354 percent at June 30, 2025, compared with 368 percent of full year 2024 net charge-offs at December 31, 2024.
The allowance for credit losses related to commercial lending segment loans decreased $60 million during the first six months of 2025, reflecting improved credit quality and portfolio mix, partially offset by commercial loan growth and increased economic uncertainty.
The allowance for credit losses related to consumer lending segment loans decreased $3 million during the first six months of 2025, driven by the impact of loan portfolio sales during the second quarter of 2025, partially offset by the impacts of economic uncertainty.
Economic conditions considered in estimating the allowance for credit losses at June 30, 2025 included changes in projected gross domestic product and unemployment levels. These factors were evaluated through a combination of quantitative calculations using multiple economic scenarios and additional qualitative assessments that considered the degree of economic uncertainty in the current environment. The projected unemployment rates considered in the estimate ranged from 3.5 percent to 9.3 percent, with a peak weighted average unemployment rate of 6.0 percent.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
United States unemployment rate for the three months ending(a)
June 30, 2025	4.4%	4.4%
December 31, 2025	4.7	4.3
June 30, 2026	4.6	4.4
United States real gross domestic product for the three months ending(b)
June 30, 2025	1.3%	1.9%
December 31, 2025	.1	1.7
June 30, 2026	1.0	2.0
(a)Reflects quarterly average of forecasted reported United States unemployment rate.
(b)Reflects year-over-year growth rates.

18	U.S. Bancorp

TABLE 8	Summary of Allowance for Credit Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2025	2024	2025	2024
Balance at beginning of period	$7,915	$7,904	$7,925	$7,839
Charge-Offs
Commercial
Commercial	147	171	327	300
Lease financing	8	9	15	19
Total commercial	155	180	342	319
Commercial real estate
Commercial mortgages	74	37	98	65
Construction and development	—	1	1	7
Total commercial real estate	74	38	99	72
Residential mortgages	4	3	8	7
Credit card	373	358	759	695
Other retail
Retail leasing	13	7	30	15
Home equity and second mortgages	1	1	3	5
Other	63	65	132	134
Total other retail	77	73	165	154
Total charge-offs	683	652	1,373	1,247
Recoveries
Commercial
Commercial	25	36	46	56
Lease financing	2	1	5	4
Total commercial	27	37	51	60
Commercial real estate
Commercial mortgages	17	2	46	15
Construction and development	—	—	—	—
Total commercial real estate	17	2	46	15
Residential mortgages	5	7	9	11
Credit card	56	43	117	84
Other retail
Retail leasing	3	4	7	7
Home equity and second mortgages	1	2	4	6
Other	20	19	38	38
Total other retail	24	25	49	51
Total recoveries	129	114	272	221
Net Charge-Offs
Commercial
Commercial	122	135	281	244
Lease financing	6	8	10	15
Total commercial	128	143	291	259
Commercial real estate
Commercial mortgages	57	35	52	50
Construction and development	—	1	1	7
Total commercial real estate	57	36	53	57
Residential mortgages	(1)	(4)	(1)	(4)
Credit card	317	315	642	611
Other retail
Retail leasing	10	3	23	8
Home equity and second mortgages	—	(1)	(1)	(1)
Other	43	46	94	96
Total other retail	53	48	116	103
Total net charge-offs	554	538	1,101	1,026
Provision for credit losses	501	568	1,038	1,121
Balance at end of period	$7,862	$7,934	$7,862	$7,934
Components
Allowance for loan losses	$7,537	$7,549
Liability for unfunded credit commitments	325	385
Total allowance for credit losses(1)	$7,862	$7,934
Period-end loans(2)	$380,243	$376,133
Nonperforming loans(3)	1,637	1,810
Allowance for Credit Losses as a Percentage of
Period-end loans(1)/(2)	2.07%	2.11%
Nonperforming loans(1)/(3)	480	438
Nonperforming and accruing loans 90 days or more past due	302	316
Nonperforming assets	468	428
Annualized net charge-offs	354	367

U.S. Bancorp	19

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2025, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2024. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion on residual value risk management.
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

TABLE 9	Sensitivity of Net Interest Income

	June 30, 2025				December 31, 2024
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Immediate	Up 200 bps Immediate	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Immediate	Up 200 bps Immediate
Net interest income	.34%	.06%	(.07)%	.63%	.25%	.17%	.01%	1.05%

20	U.S. Bancorp

Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, customer behavior, deposit pricing and funding decisions. From December 31, 2024 to June 30, 2025, interest rate sensitivity to higher rates decreased slightly. As of June 30, 2025, the Company remains relatively neutral to a parallel shift in interest rates, as asset repricing continues to align closely with liability repricing. Net interest income simulation incorporates rate-sensitive deposit behavior that could result in changes in both projected deposit balances and mix under the various interest rate scenarios. Higher rate scenarios result in disintermediation of bank deposits and a mix shift into higher yielding deposits. Conversely, in lower rate scenarios, the analysis assumes that deposits will shift into lower yielding products. While the Company utilizes models and assumptions based on historical information and expected behaviors, actual outcomes could vary significantly. For larger interest rate shock scenarios, mortgage assets and deposits are expected to behave in a non-linear manner resulting in varying impacts to net interest income in those scenarios.
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

U.S. Bancorp	21

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
The average, high, low and period-end one-day VaR amounts for the Company’s Covered Positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2025	2024
Average	$3	$3
High	4	4
Low	2	2
Period-end	4	2
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the six months ended June 30, 2025 and 2024. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and period-end one-day Stressed VaR amounts for the Company’s Covered Positions were as follows:

Six Months Ended June 30 (Dollars in Millions)	2025	2024
Average	$12	$9
High	15	12
Low	9	7
Period-end	14	10
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
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Six Months Ended June 30 (Dollars in Millions)	2025	2024
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$1
High	2	2
Low	1	1
Mortgage Servicing Rights and Related Hedges
Average	$2	$2
High	5	3
Low	1	2
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

22	U.S. Bancorp

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
The following table summarizes the Company’s total available liquidity from on-balance sheet and off-balance sheet funding sources:

(Dollars in Millions)	June 30, 2025	December 31, 2024
Cash held at the Federal Reserve Bank and other central banks	$48,964	$47,434
Available investment securities	59,101	67,910
Borrowing capacity from the Federal Reserve Bank and FHLB	189,564	171,226
Total available liquidity	$297,629	$286,570
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $518.7 billion at June 30, 2025, compared with $518.3 billion at December 31, 2024. Average noninterest-bearing deposit balances for the second quarter of 2025 decreased 5.2 percent compared with the second quarter of 2024, reflecting the shift of noninterest-bearing balances into interest-bearing deposit products resulting from the higher interest rate environment. Average total deposits for the second quarter of 2025 and second quarter of 2024 funded approximately 75 percent and 77 percent of the Company’s total assets for these same periods, respectively. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $64.0 billion at June 30, 2025, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $15.0 billion at June 30, 2025, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At June 30, 2025, parent company long-term debt outstanding was $39.0 billion, compared with $35.3 billion at December 31, 2024. The increase was primarily due to $4.7 billion of medium-term note issuances, partially offset by $1.5 billion of medium-term note repayments. As of June 30, 2025, there was $750 million of parent company debt scheduled to mature in the remainder of 2025. Future debt maturities may be met through medium-term note and capital security issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires large banking organizations to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. For the three months ended June 30, 2025 and December 31, 2024, the Company’s average daily LCR was 108.3 percent and 106.6 percent, respectively. The Company was compliant with this requirement for both of these periods.
The Company is also subject to a regulatory Net Stable Funding Ratio requirement which requires large banking organizations to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year time horizon. The Company was compliant with this requirement at June 30, 2025 and December 31, 2024.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion on liquidity risk management.
European Exposures The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for the three and six months ended June 30, 2025. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2025, the Company had an aggregate amount on deposit with European banks of approximately $7.1 billion, predominately with the Central Bank of Ireland and Bank of England.
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

U.S. Bancorp	23

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
Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. To achieve its capital goals, the Company employs a variety of capital management tools, including dividends, common share repurchases, and the issuance of subordinated debt, non-cumulative perpetual preferred stock, common stock and other capital instruments. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2022, the Company began to phase into its regulatory capital requirements the cumulative deferred impact of its 2020 adoption of the accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology plus 25 percent of its quarterly credit reserve increases during 2020 and 2021. This cumulative deferred impact was phased into the Company’s regulatory capital during 2022 through 2024. Beginning January 1, 2025, the regulatory capital requirements reflect the full implementation of the CECL methodology. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at June 30, 2025 and December 31, 2024. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
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
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with prescribed regulatory capital requirements under the standardized approach, was 6.1 percent and 9.0 percent, respectively, at June 30, 2025, compared with 5.8 percent and 8.5 percent, respectively, at December 31, 2024. Refer to “Non-GAAP Financial Measures” beginning on page 29 for further information on these other capital ratios.

TABLE 10	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2025	December 31, 2024
Basel III standardized approach:
Common equity tier 1 capital	$49,382	$47,877
Tier 1 capital	56,630	55,129
Total risk-based capital	65,752	64,375
Risk-weighted assets	459,522	450,498

Common equity tier 1 capital as a percent of risk-weighted assets(a)	10.7%	10.6%
Tier 1 capital as a percent of risk-weighted assets	12.3	12.2
Total risk-based capital as a percent of risk-weighted assets	14.3	14.3
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.5	8.3
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.0	6.8
(a)The Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology, was 10.5 percent at December 31, 2024. See Non-GAAP Financial Measures beginning on page 29.

24	U.S. Bancorp

Total U.S. Bancorp shareholders’ equity was $61.4 billion at June 30, 2025, compared with $58.6 billion at December 31, 2024. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in accumulated other comprehensive income (loss), partially offset by dividends paid.
The Company announced on September 12, 2024 that its Board of Directors authorized a share repurchase program to repurchase up to $5.0 billion of its common stock, effective September 13, 2024. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with regulatory requirements.
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company during the second quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
April	2,684,498	$39.36	2,684,498	$4,613
May	4,855	41.98	4,855	4,612
June	3,185	44.26	3,185	4,612
Total	2,692,538	$39.37	2,692,538	$4,612
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
Wealth, Corporate, Commercial and Institutional Banking Wealth, Corporate, Commercial and Institutional Banking provides core banking, specialized lending, transaction and payment processing, capital markets, asset management, and brokerage and investment related services to wealth, middle market, large corporate, commercial real estate, government and institutional clients. Wealth, Corporate, Commercial and Institutional Banking contributed $1.1 billion of the Company’s net income in the second quarter and $2.3 billion in the first six months of 2025, or decreases of $85 million (7.2 percent) and $23 million (1.0 percent), respectively, compared with the same periods of 2024.
Net revenue decreased $58 million (1.9 percent) in the second quarter and $146 million (2.4 percent) in the first six months of 2025, compared with the same periods of 2024. Net interest income, on a taxable-equivalent basis, decreased $127 million (6.6 percent) in the second quarter and $270 million (7.0 percent) in the first six months of 2025, compared with the same periods of 2024, primarily due to lower noninterest-bearing deposit balances and continued rotation within the deposit portfolio. Noninterest income increased $69 million (6.1 percent) in the second quarter and $124 million (5.5 percent) in the first six months of 2025, compared with the same periods of 2024, primarily due to business growth and favorable market conditions impacting trust and investment management fees, and higher service charges due to an increase in treasury management fees.
Noninterest expense decreased $28 million (2.0 percent) in the second quarter and $68 million (2.5 percent) in the first six months of 2025, compared with the same periods of 2024, primarily due to lower compensation and employee benefits expense. The provision for credit losses increased $83 million (83.0 percent) in the second quarter of 2025, compared with the second quarter of 2024, primarily due to increased reserves and charge-offs on certain assets. The provision for credit losses decreased $48 million (19.9 percent) in the first six months of 2025, compared with the first six months of 2024, primarily due to improved credit quality and portfolio mix, partially offset by increased reserves and charge-offs on certain assets.
Consumer and Business Banking Consumer and Business Banking comprises consumer banking, small business banking and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, online services, direct mail, ATMs, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners. Consumer and Business Banking contributed $459 million of the Company’s net income in the second quarter and $867 million in the first six months of 2025, or decreases of $34 million (6.9 percent) and $91 million (9.5 percent), respectively, compared with the same periods of 2024.
Net revenue decreased $77 million (3.3 percent) in the second quarter and $197 million (4.3 percent) in the first six months of 2025, compared with the same periods of 2024. Net interest income, on a taxable-equivalent basis, decreased $69 million (3.6 percent) in the second quarter and $172 million (4.5 percent) in the first six months of 2025, compared with the same periods of 2024, due to continued rotation within the deposit portfolio. Noninterest income decreased $8 million (1.9 percent) in the second quarter and $25 million (3.0 percent) in the first six months of 2025, compared with the same periods of 2024, primarily due to lower other noninterest income. Noninterest income further decreased in the first six months of 2025, compared with the first six months of 2024, due to lower

U.S. Bancorp	25

service charges, partially offset by higher mortgage banking revenue.
Noninterest expense decreased $40 million (2.4 percent) in the second quarter and $92 million (2.8 percent) in the first six months of 2025, compared with the same periods of 2024, primarily due to lower compensation and employee benefits expense and professional services expense. The provision for credit losses increased $9 million (30.0 percent) in the second quarter and $17 million (20.2 percent) in the first six months of 2025, compared with the same periods of 2024, primarily due to higher net charge-offs.
Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services and merchant processing. Payment Services contributed $325 million of the Company’s net income in the second quarter and $662 million in the first six months of 2025, or increases of $36 million (12.5 percent) and $139 million (26.6 percent), respectively, compared with the same periods of 2024.
Net revenue increased $80 million (4.5 percent) in the second quarter and $177 million (5.1 percent) in the first six months of 2025, compared with the same periods of 2024. Net interest income, on a taxable-equivalent basis, increased $57 million (8.5 percent) in the second quarter and $97 million (7.1 percent) in the first six months of 2025, compared with the same periods of 2024, primarily due to higher loan balances and lower funding costs, partially offset by lower loan spreads. Noninterest income increased $23 million (2.1 percent) in the second quarter and $80 million (3.9 percent) in the first six months of 2025, compared with the same periods of 2024, driven by higher merchant processing services revenue due to favorable rates and increased card revenue mainly due to higher sales volume.
Noninterest expense increased $36 million (3.6 percent) in the second quarter and $38 million (1.9 percent) in the first six months of 2025, compared with the same periods of 2024, primarily due to higher marketing and business development expense. The provision for credit losses decreased $4 million (1.0 percent) in the second quarter and $46 million (6.2 percent) in the first six months of 2025, compared with the same periods of 2024, primarily due to improved portfolio mix and stabilizing credit quality.
Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business segments, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net losses of $67 million in the second quarter and $303 million in the first six months of 2025, compared with net losses of $362 million and $880 million, respectively, in the same periods of 2024.

Net revenue increased $192 million (67.8 percent) in the second quarter and $546 million (94.5 percent) in the first six months of 2025, compared with the same periods of 2024. Net interest income, on a taxable-equivalent basis, increased $167 million (36.2 percent) in the second quarter and $480 million (51.0 percent) in the first six months of 2025, compared with the same periods of 2024, primarily due to lower funding costs as well as the impact of fixed asset repricing. Noninterest income increased $25 million (14.0 percent) in the second quarter and $66 million (18.1 percent) in the first six months of 2025, compared with the same periods of 2024, primarily due to higher capital markets revenue, higher tax credit investment activity and the impact of other favorable items in other noninterest income, partially offset by lower mortgage banking revenue due to the gain on the sale of mortgage service rights in the prior year.
Noninterest expense decreased $1 million (0.5 percent) in the second quarter and $138 million (21.1 percent) in the first six months of 2025, compared with the same periods of 2024, primarily due to the impact of the FDIC special assessment charges in the prior year, partially offset by higher compensation and employee benefits expense and higher technology and communications expense. The decrease in noninterest expense in the first six months of 2025, compared with the first six months of 2024, was further due to the impact of merger and integration charges in the first six months of 2024, partially offset by higher marketing and business development expense. The provision for credit losses decreased $155 million in the second quarter and $6 million (12.2 percent) in the first six months of 2025, compared with the same periods of 2024, primarily due to a stable economic outlook in the second quarter of 2025 and improved credit quality.
Income taxes are assessed to each business segment at a managerial tax rate of 25.0 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

26	U.S. Bancorp

TABLE 11	Business Segment Financial Performance

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Three Months Ended June 30 (Dollars in Millions)	2025	2024	Percent Change	2025	2024	Percent Change	2025	2024	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,801	$1,928	(6.6)%	$1,843	$1,912	(3.6)%	$730	$673	8.5%
Noninterest income	1,199	1,130	6.1	406	414	(1.9)	1,116	1,093	2.1
Total net revenue	3,000	3,058	(1.9)	2,249	2,326	(3.3)	1,846	1,766	4.5
Noninterest expense	1,353	1,381	(2.0)	1,598	1,638	(2.4)	1,028	992	3.6
Income (loss) before provision and income taxes	1,647	1,677	(1.8)	651	688	(5.4)	818	774	5.7
Provision for credit losses	183	100	83.0	39	30	30.0	384	388	(1.0)
Income (loss) before income taxes	1,464	1,577	(7.2)	612	658	(7.0)	434	386	12.4
Income taxes and taxable-equivalent adjustment	366	394	(7.1)	153	165	(7.3)	109	97	12.4
Net income (loss)	1,098	1,183	(7.2)	459	493	(6.9)	325	289	12.5
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$1,098	$1,183	(7.2)	$459	$493	(6.9)	$325	$289	12.5
Average Balance Sheet
Loans	$181,077	$173,807	4.2	$149,661	$154,931	(3.4)	$42,229	$40,832	3.4
Goodwill	4,826	4,824	—	4,326	4,326	—	3,425	3,327	2.9
Other intangible assets	817	1,007	(18.9)	4,277	4,734	(9.7)	258	281	(8.2)
Assets	211,954	203,313	4.3	165,175	168,705	(2.1)	47,840	46,096	3.8
Noninterest-bearing deposits	54,422	57,362	(5.1)	19,610	20,845	(5.9)	2,512	2,706	(7.2)
Interest-bearing deposits	210,094	218,233	(3.7)	200,903	201,012	(.1)	95	96	(1.0)
Total deposits	264,516	275,595	(4.0)	220,513	221,857	(.6)	2,607	2,802	(7.0)
Total U.S. Bancorp shareholders’ equity	21,817	21,487	1.5	13,562	14,558	(6.8)	10,235	9,941	3.0

	Treasury and Corporate Support			Consolidated Company
Three Months Ended June 30 (Dollars in Millions)	2025	2024	Percent Change	2025	2024	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(294)	$(461)	36.2%	$4,080	$4,052.7%
Noninterest income	203	178	14.0	2,924	2,815	3.9
Total net revenue	(91)	(283)	67.8	7,004	6,867	2.0
Noninterest expense	202	203	(.5)	4,181	4,214	(.8)
Income (loss) before provision and income taxes	(293)	(486)	39.7	2,823	2,653	6.4
Provision for credit losses	(105)	50	*	501	568	(11.8)
Income (loss) before income taxes	(188)	(536)	64.9	2,322	2,085	11.4
Income taxes and taxable-equivalent adjustment	(127)	(182)	30.2	501	474	5.7
Net income (loss)	(61)	(354)	82.8	1,821	1,611	13.0
Net (income) loss attributable to noncontrolling interests	(6)	(8)	25.0	(6)	(8)	25.0
Net income (loss) attributable to U.S. Bancorp	$(67)	$(362)	81.5	$1,815	$1,603	13.2
Average Balance Sheet
Loans	$5,562	$5,115	8.7	$378,529	$374,685	1.0
Goodwill	—	—	—	12,577	12,477.8
Other intangible assets	8	9	(11.1)	5,360	6,031	(11.1)
Assets	248,372	247,390.4		673,341	665,504	1.2
Noninterest-bearing deposits	2,573	2,505	2.7	79,117	83,418	(5.2)
Interest-bearing deposits	12,681	11,150	13.7	423,773	430,491	(1.6)
Total deposits	15,254	13,655	11.7	502,890	513,909	(2.1)
Total U.S. Bancorp shareholders’ equity	15,285	10,043	52.2	60,899	56,029	8.7
*Not meaningful

U.S. Bancorp	27

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Six Months Ended June 30 (Dollars in Millions)	2025	2024	Percent Change	2025	2024	Percent Change	2025	2024	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$3,581	$3,851	(7.0)%	$3,611	$3,783	(4.5)%	$1,472	$1,375	7.1%
Noninterest income	2,366	2,242	5.5	813	838	(3.0)	2,151	2,071	3.9
Total net revenue	5,947	6,093	(2.4)	4,424	4,621	(4.3)	3,623	3,446	5.1
Noninterest expense	2,690	2,758	(2.5)	3,167	3,259	(2.8)	2,039	2,001	1.9
Income (loss) before provision and income taxes	3,257	3,335	(2.3)	1,257	1,362	(7.7)	1,584	1,445	9.6
Provision for credit losses	193	241	(19.9)	101	84	20.2	701	747	(6.2)
Income (loss) before income taxes	3,064	3,094	(1.0)	1,156	1,278	(9.5)	883	698	26.5
Income taxes and taxable-equivalent adjustment	766	773	(.9)	289	320	(9.7)	221	175	26.3
Net income (loss)	2,298	2,321	(1.0)	867	958	(9.5)	662	523	26.6
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$2,298	$2,321	(1.0)	$867	$958	(9.5)	$662	$523	26.6
Average Balance Sheet
Loans	$179,549	$172,475	4.1	$151,776	$154,940	(2.0)	$41,922	$40,318	4.0
Goodwill	4,825	4,824	—	4,326	4,326	—	3,409	3,330	2.4
Other intangible assets	840	1,032	(18.6)	4,322	4,715	(8.3)	254	291	(12.7)
Assets	210,314	201,291	4.5	165,834	168,946	(1.8)	47,338	46,456	1.9
Noninterest-bearing deposits	54,794	58,001	(5.5)	19,365	21,081	(8.1)	2,597	2,749	(5.5)
Interest-bearing deposits	213,136	213,933	(.4)	199,932	199,247.3		95	96	(1.0)
Total deposits	267,930	271,934	(1.5)	219,297	220,328	(.5)	2,692	2,845	(5.4)
Total U.S. Bancorp shareholders’ equity	21,684	21,624.3		13,633	14,705	(7.3)	10,232	9,953	2.8

	Treasury and Corporate Support			Consolidated Company
Six Months Ended June 30 (Dollars in Millions)	2025	2024	Percent Change	2025	2024	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(462)	$(942)	51.0%	$8,202	$8,067	1.7%
Noninterest income	430	364	18.1	5,760	5,515	4.4
Total net revenue	(32)	(578)	94.5	13,962	13,582	2.8
Noninterest expense	517	655	(21.1)	8,413	8,673	(3.0)
Income (loss) before provision and income taxes	(549)	(1,233)	55.5	5,549	4,909	13.0
Provision for credit losses	43	49	(12.2)	1,038	1,121	(7.4)
Income (loss) before income taxes	(592)	(1,282)	53.8	4,511	3,788	19.1
Income taxes and taxable-equivalent adjustment	(302)	(417)	27.6	974	851	14.5
Net income (loss)	(290)	(865)	66.5	3,537	2,937	20.4
Net (income) loss attributable to noncontrolling interests	(13)	(15)	13.3	(13)	(15)	13.3
Net income (loss) attributable to U.S. Bancorp	$(303)	$(880)	65.6	$3,524	$2,922	20.6
Average Balance Sheet
Loans	$5,530	$5,145	7.5	$378,777	$372,878	1.6
Goodwill	—	—	—	12,560	12,480.6
Other intangible assets	8	10	(20.0)	5,424	6,048	(10.3)
Assets	247,892	243,014	2.0	671,378	659,707	1.8
Noninterest-bearing deposits	2,649	2,271	16.6	79,405	84,102	(5.6)
Interest-bearing deposits	12,134	11,107	9.2	425,297	424,383.2
Total deposits	14,783	13,378	10.5	504,702	508,485	(.7)
Total U.S. Bancorp shareholders’ equity	14,709	9,567	53.7	60,258	55,849	7.9

28	U.S. Bancorp

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
The following tables show the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	June 30, 2025	December 31, 2024
Total equity	$61,896	$59,040
Preferred stock	(6,808)	(6,808)
Noncontrolling interests	(458)	(462)
Common equity(1)	54,630	51,770
Goodwill (net of deferred tax liability)(a)	(11,613)	(11,508)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,699)	(1,846)
Tangible common equity(2)	41,318	38,416

Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation		47,877
Adjustments(b)		(433)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology(3)		47,444

Total assets(4)	686,370	678,318
Goodwill (net of deferred tax liability)(a)	(11,613)	(11,508)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,699)	(1,846)
Tangible assets(5)	673,058	664,964

Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company(6)	459,522	450,498
Adjustments(c)		(368)
Risk-weighted assets, reflecting the full implementation of the CECL methodology(7)		450,130
Ratios
Common equity to assets(1)/(4)	8.0%	7.6%
Tangible common equity to tangible assets(2)/(5)	6.1	5.8
Tangible common equity to risk-weighted assets(2)/(6)	9.0	8.5
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology(3)/(7)		10.5
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(b)Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(c)Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.

U.S. Bancorp	29

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2025	2024	2025	2024
Net interest income	$4,051	$4,023	$8,143	$8,008
Taxable-equivalent adjustment(a)	29	29	59	59
Net interest income, on a taxable-equivalent basis	4,080	4,052	8,202	8,067

Net interest income, on a taxable-equivalent basis (as calculated above)	4,080	4,052	8,202	8,067
Noninterest income	2,924	2,815	5,760	5,515
Less: Securities gains (losses), net	(57)	(36)	(57)	(34)
Total net revenue, excluding net securities gains (losses)(1)	7,061	6,903	14,019	13,616

Noninterest expense(2)	4,181	4,214	8,413	8,673

Efficiency ratio(2)/(1)	59.2%	61.0%	60.0%	63.7%
(a)Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2025	2024	2025	2024
Net income applicable to U.S. Bancorp common shareholders	$1,733	$1,518	$3,336	$2,727
Intangible amortization (net-of-tax)	98	113	195	228
Net income applicable to U.S. Bancorp common shareholders, excluding intangibles amortization	1,831	1,631	3,531	2,955
Annualized net income applicable to U.S. Bancorp common shareholders, excluding intangibles amortization(1)	7,344	6,560	7,121	5,942

Average total equity	61,356	56,492	60,717	56,312
Average preferred stock	(6,808)	(6,808)	(6,808)	(6,808)
Average noncontrolling interests	(457)	(463)	(459)	(463)
Average goodwill (net of deferred tax liability)(a)	(11,544)	(11,457)	(11,528)	(11,465)
Average intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,734)	(2,087)	(1,770)	(2,147)
Average tangible common equity(2)	40,813	35,677	40,152	35,429
Return on tangible common equity(1)/(2)	18.0%	18.4%	17.7%	16.8%
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
During the second quarter of 2025, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$57,807	$56,502
Investment securities
Held-to-maturity (fair value $67,032 and $66,275, respectively; including $32 pledged as collateral at 6/30/25)(a)	77,879	78,634
Available-for-sale ($319 and $320 pledged as collateral, respectively)(a)	90,577	85,992
Loans held for sale (including $2,285 and $2,251 of mortgage loans carried at fair value, respectively)	2,288	2,573
Loans
Commercial	147,416	139,484
Commercial real estate	48,181	48,859
Residential mortgages	114,475	118,813
Credit card	30,023	30,350
Other retail	40,148	42,326
Total loans	380,243	379,832
Less allowance for loan losses	(7,537)	(7,583)
Net loans	372,706	372,249
Premises and equipment	3,625	3,565
Goodwill	12,637	12,536
Other intangible assets	5,285	5,547
Other assets (including $12,819 and $7,501 of trading securities at fair value pledged as collateral, respectively)(a)	63,566	60,720
Total assets	$686,370	$678,318

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$86,972	$84,158
Interest-bearing (including $7,305 and $5,754 of time deposits carried at fair value, respectively)	431,745	434,151
Total deposits	518,717	518,309
Short-term borrowings	15,039	15,518
Long-term debt (including $1,152 and $391 of long-term debt carried at fair value, respectively)	64,013	58,002
Other liabilities	26,705	27,449
Total liabilities	624,474	619,278
Shareholders’ equity
Preferred stock	6,808	6,808
Common stock, $.01 par value per share, authorized: 4,000,000,000 shares; issued: 6/30/25 and 12/31/24—2,125,725,742 shares	21	21
Capital surplus	8,706	8,715
Retained earnings	78,652	76,863
Less cost of common stock in treasury: 6/30/25—567,509,986 shares; 12/31/24—565,929,654 shares	(24,140)	(24,065)
Accumulated other comprehensive income (loss)	(8,609)	(9,764)
Total U.S. Bancorp shareholders’ equity	61,438	58,578
Noncontrolling interests	458	462
Total equity	61,896	59,040
Total liabilities and equity	$686,370	$678,318
(a)Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Interest Income
Loans	$5,548	$5,761	$11,081	$11,473
Loans held for sale	59	41	87	78
Investment securities	1,355	1,294	2,663	2,469
Other interest income	642	889	1,289	1,729
Total interest income	7,604	7,985	15,120	15,749
Interest Expense
Deposits	2,541	3,028	5,052	5,912
Short-term borrowings	291	296	540	566
Long-term debt	721	638	1,385	1,263
Total interest expense	3,553	3,962	6,977	7,741
Net interest income	4,051	4,023	8,143	8,008
Provision for credit losses	501	568	1,038	1,121
Net interest income after provision for credit losses	3,550	3,455	7,105	6,887
Noninterest Income
Card revenue	442	428	840	820
Corporate payment products revenue	192	195	381	379
Merchant processing services	474	454	889	855
Trust and investment management fees	703	649	1,383	1,290
Service charges	336	322	651	637
Capital markets revenue	390	374	772	762
Mortgage banking revenue	162	190	335	356
Investment products fees	90	82	177	159
Securities gains (losses), net	(57)	(36)	(57)	(34)
Other	192	157	389	291
Total noninterest income	2,924	2,815	5,760	5,515
Noninterest Expense
Compensation and employee benefits	2,600	2,619	5,237	5,310
Net occupancy and equipment	301	316	607	612
Professional services	109	116	207	226
Marketing and business development	161	158	343	294
Technology and communications	534	509	1,067	1,016
Other intangibles	124	142	247	288
Merger and integration charges	—	—	—	155
Other	352	354	705	772
Total noninterest expense	4,181	4,214	8,413	8,673
Income before income taxes	2,293	2,056	4,452	3,729
Applicable income taxes	472	445	915	792
Net income	1,821	1,611	3,537	2,937
Net (income) loss attributable to noncontrolling interests	(6)	(8)	(13)	(15)
Net income attributable to U.S. Bancorp	$1,815	$1,603	$3,524	$2,922
Net income applicable to U.S. Bancorp common shareholders	$1,733	$1,518	$3,336	$2,727
Earnings per common share	$1.11	$.97	$2.14	$1.75
Diluted earnings per common share	$1.11	$.97	$2.14	$1.75
Average common shares outstanding	1,559	1,560	1,559	1,560
Average diluted common shares outstanding	1,559	1,561	1,560	1,560
See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net income	$1,821	$1,611	$3,537	$2,937
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	198	(78)	706	(249)
Changes in unrealized gains (losses) on derivative hedges	157	(109)	441	(452)
Changes in debit valuation adjustments	(5)	—	(3)	—
Foreign currency translation	(8)	(2)	(4)	4
Reclassification to earnings of realized (gains) losses	244	247	414	408
Income taxes related to other comprehensive income (loss)	(153)	(13)	(399)	77
Total other comprehensive income (loss)	433	45	1,155	(212)
Comprehensive income (loss)	2,254	1,656	4,692	2,725
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(8)	(13)	(15)
Comprehensive income (loss) attributable to U.S. Bancorp	$2,248	$1,648	$4,679	$2,710
See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance March 31, 2024	1,560	$6,808	$21	$8,642	$74,473	$(24,023)	$(10,353)	$55,568	$465	$56,033
Net income (loss)					1,603			1,603	8	1,611
Other comprehensive income (loss)							45	45		45
Preferred stock dividends(a)					(75)			(75)		(75)
Common stock dividends ($.49 per share)					(770)			(770)		(770)
Issuance of common and treasury stock				(3)		4		1		1
Purchase of treasury stock						(1)		(1)		(1)
Distributions to noncontrolling interests								—	(8)	(8)
Stock option and restricted stock grants				49				49		49
Balance June 30, 2024	1,560	$6,808	$21	$8,688	$75,231	$(24,020)	$(10,308)	$56,420	$465	$56,885
Balance March 31, 2025	1,560	$6,808	$21	$8,678	$77,691	$(24,060)	$(9,042)	$60,096	$462	$60,558
Net income (loss)					1,815			1,815	6	1,821
Other comprehensive income (loss)							433	433		433
Preferred stock dividends(b)					(70)			(70)		(70)
Common stock dividends ($.50 per share)					(784)			(784)		(784)
Issuance of common and treasury stock				(19)		26		7		7
Purchase of treasury stock	(2)					(106)		(106)		(106)
Distributions to noncontrolling interests								—	(6)	(6)
Net other changes in noncontrolling interests								—	(4)	(4)
Stock option and restricted stock grants				47				47		47
Balance June 30, 2025	1,558	$6,808	$21	$8,706	$78,652	$(24,140)	$(8,609)	$61,438	$458	$61,896
Balance December 31, 2023	1,558	$6,808	$21	$8,673	$74,026	$(24,126)	$(10,096)	$55,306	$465	$55,771
Net income (loss)					2,922			2,922	15	2,937
Other comprehensive income (loss)							(212)	(212)		(212)
Preferred stock dividends(c)					(177)			(177)		(177)
Common stock dividends ($.98 per share)					(1,540)			(1,540)		(1,540)
Issuance of common and treasury stock	3			(142)		156		14		14
Purchase of treasury stock	(1)					(50)		(50)		(50)
Distributions to noncontrolling interests								—	(15)	(15)
Stock option and restricted stock grants				157				157		157
Balance June 30, 2024	1,560	$6,808	$21	$8,688	$75,231	$(24,020)	$(10,308)	$56,420	$465	$56,885
Balance December 31, 2024	1,560	$6,808	$21	$8,715	$76,863	$(24,065)	$(9,764)	$58,578	$462	$59,040
Net income (loss)					3,524			3,524	13	3,537
Other comprehensive income (loss)							1,155	1,155		1,155
Preferred stock dividends(d)					(165)			(165)		(165)
Common stock dividends ($1.00 per share)					(1,570)			(1,570)		(1,570)
Issuance of common and treasury stock	4			(168)		191		23		23
Purchase of treasury stock	(6)					(266)		(266)		(266)
Distributions to noncontrolling interests								—	(13)	(13)
Net other changes in noncontrolling interests								—	(4)	(4)
Stock option and restricted stock grants				159				159		159
Balance June 30, 2025	1,558	$6,808	$21	$8,706	$78,652	$(24,140)	$(8,609)	$61,438	$458	$61,896
(a)Reflects dividends declared per share on the Company’s Series A, Series B, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,670.904, $391.184, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
(b)Reflects dividends declared per share on the Company’s Series A, Series B, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,399.810, $323.411, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
(c)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $3,338.125, $781.448, $662.50, $687.50, $468.75, $500.00, $462.50 and $562.50, respectively.
(d)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $2,795.708, $646.135, $662.50, $687.50, $468.75, $500.00, $462.50 and $562.50, respectively.
See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Six Months Ended June 30
	2025	2024
Operating Activities
Net income attributable to U.S. Bancorp	$3,524	$2,922
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,038	1,121
Depreciation and amortization of premises and equipment	185	182
Amortization of intangibles	247	288
(Gain) loss on sales of loans held for sale	(108)	(71)
(Gain) loss on sales of securities and other assets	15	15
Loans originated for sale, net of repayments	(9,847)	(10,725)
Proceeds from sales of loans held for sale	9,839	10,069
Other, net	(3,147)	1,734
Net cash provided by operating activities	1,746	5,535
Investing Activities
Proceeds from sales of available-for-sale investment securities	3,525	648
Proceeds from maturities of held-to-maturity investment securities	3,652	2,973
Proceeds from maturities of available-for-sale investment securities	2,860	2,949
Purchases of held-to-maturity investment securities	(2,620)	(156)
Purchases of available-for-sale investment securities	(9,478)	(14,085)
Net increase in loans outstanding	(7,168)	(3,063)
Proceeds from sales of loans	6,518	248
Purchases of loans	(696)	(567)
Net decrease (increase) in securities purchased under agreements to resell	922	(1,842)
Other, net	(1,433)	(386)
Net cash used in investing activities	(3,918)	(13,281)
Financing Activities
Net increase in deposits	409	11,473
Net (decrease) increase in short-term borrowings	(479)	1,278
Proceeds from issuance of long-term debt	9,327	4,947
Principal payments or redemption of long-term debt	(3,750)	(3,552)
Proceeds from issuance of common stock	22	14
Repurchase of common stock	(266)	(50)
Cash dividends paid on preferred stock	(168)	(178)
Cash dividends paid on common stock	(1,571)	(1,539)
Other, net	(47)	(7)
Net cash provided by financing activities	3,477	12,386
Change in cash and due from banks	1,305	4,640
Cash and due from banks at beginning of period	56,502	61,192
Cash and due from banks at end of period	$57,807	$65,832
See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1	Basis of Presentation
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
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	June 30, 2025				December 31, 2024
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Treasury and agencies	$647	$—	$(9)	$638	$1,296	$—	$(21)	$1,275
Mortgage-backed securities
Residential agency	75,272	32	(10,887)	64,417	75,392	3	(12,317)	63,078
Commercial agency	1,700	16	(3)	1,713	1,702	—	(27)	1,675
Other	260	4	—	264	244	3	—	247
Total held-to-maturity	$77,879	$52	$(10,899)	$67,032	$78,634	$6	$(12,365)	$66,275
Available-for-Sale
U.S. Treasury and agencies	$29,790	$9	$(1,682)	$28,117	$30,467	$1	$(2,081)	$28,387
Mortgage-backed securities
Residential agency	39,763	110	(1,740)	38,133	35,558	13	(2,290)	33,281
Commercial
Agency	8,633	—	(1,018)	7,615	8,673	—	(1,322)	7,351
Non-agency	7	—	—	7	7	—	(1)	6
Asset-backed securities	7,167	18	(2)	7,183	7,136	30	(1)	7,165
Obligations of state and political subdivisions	10,631	9	(1,431)	9,209	10,690	13	(1,151)	9,552
Other	310	3	—	313	249	1	—	250
Total available-for-sale, excluding portfolio level basis adjustments	96,301	149	(5,873)	90,577	92,780	58	(6,846)	85,992
Portfolio level basis adjustments(a)	314	—	(314)	—	13	—	(13)	—
Total available-for-sale	$96,615	$149	$(6,187)	$90,577	$92,793	$58	$(6,859)	$85,992
(a)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale investment securities, which are not allocated to individual securities in the portfolio. For additional information, refer to Note 12.

36	U.S. Bancorp

Investment securities with a fair value of $18.2 billion at June 30, 2025, and $18.8 billion at December 31, 2024, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $351 million at June 30, 2025, and $320 million at December 31, 2024.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2025	2024	2025	2024
Taxable	$1,281	$1,218	$2,515	$2,317
Non-taxable	74	76	148	152
Total interest income from investment securities	$1,355	$1,294	$2,663	$2,469

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2025	2024	2025	2024
Realized gains	$1	$—	$8	$3
Realized losses	(58)	(36)	(65)	(37)
Net realized gains (losses)	$(57)	$(36)	$(57)	$(34)
Income tax (benefit) on net realized gains (losses)	$(14)	$(9)	$(14)	$(8)
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at June 30, 2025 and December 31, 2024.
At June 30, 2025, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses excluding portfolio level basis adjustments and fair value of the Company’s available-for-sale investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2025:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$5,810	$(12)	$21,142	$(1,670)	$26,952	$(1,682)
Mortgage-backed securities
Residential agency	11,136	(127)	13,786	(1,613)	24,922	(1,740)
Commercial
Agency	—	—	7,615	(1,018)	7,615	(1,018)
Non-agency	—	—	7	—	7	—
Asset-backed securities	1,607	(2)	—	—	1,607	(2)
Obligations of state and political subdivisions	1,193	(31)	7,615	(1,400)	8,808	(1,431)

Total investment securities	$19,746	$(172)	$50,165	$(5,701)	$69,911	$(5,873)

U.S. Bancorp	37

These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2025, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the three and six months ended June 30, 2025 and 2024, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
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

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at June 30, 2025:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted-Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies
Maturing in one year or less	$—	$—	—	—%
Maturing after one year through five years	647	638	1.8	3.00
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$647	$638	1.8	3.00%
Mortgage-backed securities(a)
Maturing in one year or less	$212	$213	0.7	4.74%
Maturing after one year through five years	1,935	1,953	3.5	4.48
Maturing after five years through ten years	74,818	63,957	8.5	2.22
Maturing after ten years	7	7	18.8	1.81
Total	$76,972	$66,130	8.4	2.29%
Other
Maturing in one year or less	$—	$—	—	—%
Maturing after one year through five years	260	264	1.9	2.68
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$260	$264	1.9	2.68%
Total held-to-maturity(b)	$77,879	$67,032	8.3	2.30%
Available-for-Sale
U.S. Treasury and agencies
Maturing in one year or less	$11	$11	0.1	4.43%
Maturing after one year through five years	14,071	13,556	2.9	2.38
Maturing after five years through ten years	15,317	14,252	6.1	2.86
Maturing after ten years	391	298	10.3	1.82
Total	$29,790	$28,117	4.6	2.62%
Mortgage-backed securities(a)
Maturing in one year or less	$267	$261	0.9	1.94%
Maturing after one year through five years	7,082	6,593	4.4	2.37
Maturing after five years through ten years	40,787	38,648	7.3	4.24
Maturing after ten years	267	253	11.1	5.36
Total	$48,403	$45,755	6.8	3.96%
Asset-backed securities(a)
Maturing in one year or less	$10	$10	0.3	7.02%
Maturing after one year through five years	2,841	2,851	1.7	4.84
Maturing after five years through ten years	4,316	4,322	5.6	5.66
Maturing after ten years	—	—	—	—
Total	$7,167	$7,183	4.1	5.34%
Obligations of state and political subdivisions(c)(d)
Maturing in one year or less	$148	$148	0.3	4.61%
Maturing after one year through five years	806	802	2.5	4.75
Maturing after five years through ten years	1,112	1,042	7.7	3.48
Maturing after ten years	8,565	7,217	14.5	3.13
Total	$10,631	$9,209	12.7	3.31%
Other
Maturing in one year or less	$124	$125	0.5	4.95%
Maturing after one year through five years	186	188	2.3	4.57
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$310	$313	1.6	4.72%
Total available-for-sale(b)(f)	$96,301	$90,577	6.6	3.58%
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
(f)Amortized cost excludes portfolio level basis adjustments of $314 million.

U.S. Bancorp	39

NOTE 4	Loans and Allowance for Credit Losses
The composition of the loan portfolio, by class and underlying specific portfolio type, was as follows:

	June 30, 2025		December 31, 2024
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$143,135	37.7%	$135,254	35.6%
Lease financing	4,281	1.1	4,230	1.1
Total commercial	147,416	38.8	139,484	36.7
Commercial Real Estate
Commercial mortgages	38,144	10.0	38,619	10.2
Construction and development	10,037	2.7	10,240	2.7
Total commercial real estate	48,181	12.7	48,859	12.9
Residential Mortgages
Residential mortgages	108,913	28.6	112,806	29.7
Home equity loans, first liens	5,562	1.5	6,007	1.6
Total residential mortgages	114,475	30.1	118,813	31.3
Credit Card	30,023	7.9	30,350	8.0
Other Retail
Retail leasing	3,816	1.0	4,040	1.0
Home equity and second mortgages	13,761	3.6	13,565	3.6
Revolving credit	4,062	1.1	3,747	1.0
Installment	14,220	3.7	14,373	3.8
Automobile	4,289	1.1	6,601	1.7
Total other retail	40,148	10.5	42,326	11.1
Total loans	$380,243	100.0%	$379,832	100.0%
The Company had loans of $128.8 billion at June 30, 2025, and $127.6 billion at December 31, 2024, pledged at the FHLB, and loans of $90.3 billion at June 30, 2025, and $85.1 billion at December 31, 2024, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. Net unearned interest and deferred fees and costs on originated loans and unamortized premiums and discounts on purchased loans amounted to $2.1 billion and $2.5 billion at June 30, 2025 and December 31, 2024, respectively. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased credit deteriorated loans.
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

40	U.S. Bancorp

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

U.S. Bancorp	41

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2025
Balance at beginning of period	$2,212	$1,432	$789	$2,644	$838	$7,915
Add
Provision for credit losses	155	9	(33)	338	32	501
Deduct
Loans charged-off	155	74	4	373	77	683
Less recoveries of loans charged-off	(27)	(17)	(5)	(56)	(24)	(129)
Net loan charge-offs (recoveries)	128	57	(1)	317	53	554
Balance at end of period	$2,239	$1,384	$757	$2,665	$817	$7,862
2024
Balance at beginning of period	$2,159	$1,629	$843	$2,425	$848	$7,904
Add
Provision for credit losses	164	3	(11)	388	24	568
Deduct
Loans charged-off	180	38	3	358	73	652
Less recoveries of loans charged-off	(37)	(2)	(7)	(43)	(25)	(114)
Net loan charge-offs (recoveries)	143	36	(4)	315	48	538
Balance at end of period	$2,180	$1,596	$836	$2,498	$824	$7,934
Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2025
Balance at beginning of period	$2,175	$1,508	$783	$2,640	$819	$7,925
Add
Provision for credit losses	355	(71)	(27)	667	114	1,038
Deduct
Loans charged-off	342	99	8	759	165	1,373
Less recoveries of loans charged-off	(51)	(46)	(9)	(117)	(49)	(272)
Net loan charge-offs (recoveries)	291	53	(1)	642	116	1,101
Balance at end of period	$2,239	$1,384	$757	$2,665	$817	$7,862
2024
Balance at beginning of period	$2,119	$1,620	$827	$2,403	$870	$7,839
Add
Provision for credit losses	320	33	5	706	57	1,121
Deduct
Loans charged-off	319	72	7	695	154	1,247
Less recoveries of loans charged-off	(60)	(15)	(11)	(84)	(51)	(221)
Net loan charge-offs (recoveries)	259	57	(4)	611	103	1,026
Balance at end of period	$2,180	$1,596	$836	$2,498	$824	$7,934
The decrease in the allowance for credit losses at June 30, 2025, compared with December 31, 2024, was primarily driven by the impact of loan portfolio sales during the second quarter of 2025, along with improved credit quality and portfolio mix.

42	U.S. Bancorp

The following table provides a summary of loans charged-off by portfolio class and year of origination:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card(a)	Other Retail	Total Loans
2025
Originated in 2025	$10	$—	$—	$—	$—	$10
Originated in 2024	27	25	—	—	12	64
Originated in 2023	9	7	—	—	14	30
Originated in 2022	7	35	1	—	11	54
Originated in 2021	5	—	1	—	10	16
Originated prior to 2021	16	1	2	—	8	27
Revolving	81	6	—	373	22	482
Total charge-offs	$155	$74	$4	$373	$77	$683

2024
Originated in 2024	$3	$36	$—	$—	$—	$39
Originated in 2023	26	2	—	—	11	39
Originated in 2022	66	—	1	—	14	81
Originated in 2021	7	—	—	—	10	17
Originated in 2020	2	—	—	—	5	7
Originated prior to 2020	11	—	2	—	8	21
Revolving	65	—	—	358	25	448
Total charge-offs	$180	$38	$3	$358	$73	$652
Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card(a)	Other Retail	Total Loans
2025
Originated in 2025	$20	$—	$—	$—	$—	$20
Originated in 2024	58	31	—	—	23	112
Originated in 2023	38	21	—	—	29	88
Originated in 2022	39	39	1	—	24	103
Originated in 2021	9	1	1	—	25	36
Originated prior to 2021	25	1	6	—	17	49
Revolving	153	6	—	759	47	965
Total charge-offs	$342	$99	$8	$759	$165	$1,373

2024
Originated in 2024	$3	$41	$—	$—	$2	$46
Originated in 2023	52	6	—	—	21	79
Originated in 2022	84	24	1	—	28	137
Originated in 2021	15	—	—	—	21	36
Originated in 2020	6	—	—	—	13	19
Originated prior to 2020	21	1	6	—	19	47
Revolving	138	—	—	695	50	883
Total charge-offs	$319	$72	$7	$695	$154	$1,247
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
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming(b)	Total
June 30, 2025
Commercial	$146,424	$325	$92	$575	$147,416
Commercial real estate	47,172	113	133	763	48,181
Residential mortgages(a)	113,841	171	318	145	114,475
Credit card	29,280	371	372	—	30,023
Other retail	39,770	173	51	154	40,148
Total loans	$376,487	$1,153	$966	$1,637	$380,243
December 31, 2024
Commercial	$138,362	$356	$96	$670	$139,484
Commercial real estate	47,948	78	9	824	48,859
Residential mortgages(a)	118,267	188	206	152	118,813
Credit card	29,487	428	435	—	30,350
Other retail	41,886	229	64	147	42,326
Total loans	$375,950	$1,279	$810	$1,793	$379,832
(a)At June 30, 2025, $558 million of loans 30–89 days past due and $2.2 billion of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $660 million and $2.3 billion at December 31, 2024, respectively.
(b)Substantially all nonperforming loans at June 30, 2025 and December 31, 2024, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $6 million and $6 million for the three months ended June 30, 2025 and 2024, respectively, and $10 million and $11 million for the six months ended June 30, 2025 and 2024, respectively

44	U.S. Bancorp

The amount of foreclosed residential real estate held by the Company, and included in OREO, was $21 million at both June 30, 2025 and December 31, 2024. These amounts excluded $55 million and $46 million at June 30, 2025 and December 31, 2024, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at June 30, 2025 and December 31, 2024, was $553 million and $576 million, respectively, of which $340 million and $354 million, respectively, related to loans purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

U.S. Bancorp	45

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	June 30, 2025					December 31, 2024
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified(a)	Total Criticized	Total	Pass	Special Mention	Classified(a)	Total Criticized	Total
Commercial
Originated in 2025	$36,672	$252	$290	$542	$37,214	$—	$—	$—	$—	$—
Originated in 2024	41,949	311	868	1,179	43,128	57,578	503	1,034	1,537	59,115
Originated in 2023	11,973	128	455	583	12,556	19,128	173	564	737	19,865
Originated in 2022	14,692	39	426	465	15,157	19,718	231	370	601	20,319
Originated in 2021	3,710	5	34	39	3,749	4,677	60	92	152	4,829
Originated prior to 2021	4,963	119	200	319	5,282	6,812	76	143	219	7,031
Revolving(b)	29,454	413	463	876	30,330	27,344	169	812	981	28,325
Total commercial	143,413	1,267	2,736	4,003	147,416	135,257	1,212	3,015	4,227	139,484
Commercial real estate
Originated in 2025	6,934	191	580	771	7,705	—	—	—	—	—
Originated in 2024	7,722	121	907	1,028	8,750	9,652	261	1,772	2,033	11,685
Originated in 2023	4,470	65	641	706	5,176	5,213	42	760	802	6,015
Originated in 2022	7,465	313	880	1,193	8,658	9,047	661	913	1,574	10,621
Originated in 2021	5,388	62	166	228	5,616	6,515	100	196	296	6,811
Originated prior to 2021	9,461	250	585	835	10,296	10,822	148	608	756	11,578
Revolving	1,931	6	38	44	1,975	2,078	—	68	68	2,146
Revolving converted to term	5	—	—	—	5	3	—	—	—	3
Total commercial real estate	43,376	1,008	3,797	4,805	48,181	43,330	1,212	4,317	5,529	48,859
Residential mortgages(c)
Originated in 2025	5,085	—	—	—	5,085	—	—	—	—	—
Originated in 2024	9,200	—	8	8	9,208	10,291	—	—	—	10,291
Originated in 2023	8,342	—	22	22	8,364	8,764	—	11	11	8,775
Originated in 2022	25,243	—	62	62	25,305	28,484	—	43	43	28,527
Originated in 2021	31,776	—	68	68	31,844	34,694	—	35	35	34,729
Originated prior to 2021	34,359	—	310	310	34,669	36,211	—	280	280	36,491
Total residential mortgages	114,005	—	470	470	114,475	118,444	—	369	369	118,813
Credit card(d)	29,651	—	372	372	30,023	29,915	—	435	435	30,350
Other retail
Originated in 2025	3,050	—	1	1	3,051	—	—	—	—	—
Originated in 2024	5,769	—	8	8	5,777	7,398	—	3	3	7,401
Originated in 2023	3,273	—	10	10	3,283	3,966	—	9	9	3,975
Originated in 2022	3,283	—	11	11	3,294	4,085	—	11	11	4,096
Originated in 2021	5,018	—	10	10	5,028	6,537	—	14	14	6,551
Originated prior to 2021	4,624	—	19	19	4,643	5,543	—	21	21	5,564
Revolving	14,151	—	114	114	14,265	13,846	—	120	120	13,966
Revolving converted to term	767	—	40	40	807	731	—	42	42	773
Total other retail	39,935	—	213	213	40,148	42,106	—	220	220	42,326
Total loans	$370,380	$2,275	$7,588	$9,863	$380,243	$369,052	$2,424	$8,356	$10,780	$379,832
Total outstanding commitments	$789,563	$3,118	$9,644	$12,762	$802,325	$778,155	$3,875	$10,441	$14,316	$792,471
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
(c)At June 30, 2025, $2.2 billion of GNMA loans 90 days or more past due and $1.4 billion of modified GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $2.3 billion and $1.4 billion at December 31, 2024, respectively.
(d)Predominately all credit card loans are considered revolving loans. Includes an immaterial amount of revolving converted to term loans.

46	U.S. Bancorp

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
The following table provides a summary of period-end balances of loans modified during the periods presented, by portfolio class and modification granted:

Three Months Ended June 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2025
Commercial	$24	$—	$158	$69	$251.2%
Commercial real estate	—	—	283	—	283.6
Residential mortgages(b)	—	77	3	12	92.1
Credit card	123	—	—	—	123.4
Other retail	2	4	25	3	34.1
Total loans, excluding loans purchased from GNMA mortgage pools	149	81	469	84	783.2
Loans purchased from GNMA mortgage pools(b)	—	375	138	172	685.6
Total loans	$149	$456	$607	$256	$1,468.4%
2024
Commercial	$23	$—	$253	$—	$276.2%
Commercial real estate	78	—	391	7	476.9
Residential mortgages(b)	—	9	7	6	22	—
Credit card	116	—	—	—	116.4
Other retail	2	—	33	1	36.1
Total loans, excluding loans purchased from GNMA mortgage pools	219	9	684	14	926.2
Loans purchased from GNMA mortgage pools(b)	—	474	109	122	705.6
Total loans	$219	$483	$793	$136	$1,631.4%
Six Months Ended June 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2025
Commercial	$46	$2	$260	$87	$395.3%
Commercial real estate	—	—	451	2	453.9
Residential mortgages(b)	—	293	5	17	315.3
Credit card	241	3	—	—	244.8
Other retail	4	5	50	7	66.2
Total loans, excluding loans purchased from GNMA mortgage pools	291	303	766	113	1,473.4
Loans purchased from GNMA mortgage pools(b)	—	696	233	284	1,213	1.1
Total loans	$291	$999	$999	$397	$2,686.7%
2024
Commercial	$44	$—	$452	$—	$496.4%
Commercial real estate	78	—	629	7	714	1.4
Residential mortgages(b)	—	28	12	9	49	—
Credit card	228	—	—	—	228.8
Other retail	4	1	69	1	75.2
Total loans, excluding loans purchased from GNMA mortgage pools	354	29	1,162	17	1,562.4
Loans purchased from GNMA mortgage pools(b)	1	908	173	204	1,286	1.1
Total loans	$355	$937	$1,335	$221	$2,848.8%
(a)Includes $97 million of total loans receiving a payment delay and term extension, $134 million of total loans receiving an interest rate reduction and term extension and $25 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended June 30, 2025, compared with $111 million, $17 million and $8 million for the three months ended June 30, 2024, respectively. Includes $166 million of total loans receiving a payment delay and term extension, $191 million of total loans receiving an interest rate reduction and term extension and $40 million of total loans receiving an interest rate reduction, payment delay and term extension for the six months ended June 30, 2025, compared with $189 million, $20 million and $12 million for the six months ended June 30, 2024, respectively.
(b)Percent of class total amounts expressed as a percent of total residential mortgage loan balances.

U.S. Bancorp	47

Loan modifications included in the table above exclude trial period arrangements offered to customers and secured loans to consumer borrowers that have had debt discharged through bankruptcy where the borrower has not reaffirmed the debt during the periods presented. At June 30, 2025 the balance of loans modified in trial period arrangements was $173 million, while the balance of secured loans to consumer borrowers that have had debt discharged through bankruptcy was not material.
The following table summarizes the effects of loan modifications made to borrowers on loans modified:

Three Months Ended June 30	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2025
Commercial(a)	5.4%	14
Commercial real estate	—	4
Residential mortgages	1.3	95
Credit card	16.0	—
Other retail	4.6	12
Loans purchased from GNMA mortgage pools	.4	100
2024
Commercial(a)	20.6%	5
Commercial real estate	2.2	8
Residential mortgages	.5	86
Credit card	16.3	—
Other retail	7.6	5
Loans purchased from GNMA mortgage pools	.5	119
Six Months Ended June 30	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2025
Commercial(a)	7.7%	12
Commercial real estate	2.1	5
Residential mortgages	1.4	94
Credit card	16.1	—
Other retail	5.0	19
Loans purchased from GNMA mortgage pools	.4	99
2024
Commercial(a)	20.0%	7
Commercial real estate	2.2	9
Residential mortgages	.7	85
Credit card	16.3	—
Other retail	8.4	4
Loans purchased from GNMA mortgage pools	.5	116
Note: The weighted-average payment deferral for all portfolio classes was less than $1 million for the three and six months ended June 30, 2025 and 2024. Forbearance payments are required to be paid at the end of the original term loan.
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

48	U.S. Bancorp

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
The following table provides a summary of loan balances as of June 30, which were modified during the prior twelve months, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
2025
Commercial	$556	$38	$108	$702
Commercial real estate	799	—	111	910
Residential mortgages(a)	1,433	5	8	1,446
Credit card	316	64	35	415
Other retail	96	13	6	115
Total loans	$3,200	$120	$268	$3,588
2024
Commercial	$628	$17	$117	$762
Commercial real estate	847	—	419	1,266
Residential mortgages(a)	1,585	6	13	1,604
Credit card	293	64	34	391
Other retail	122	17	6	145
Total loans	$3,475	$104	$589	$4,168
(a)At June 30, 2025, $413 million of loans 30-89 days past due and $239 million of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $462 million and $196 million at June 30, 2024 respectively.

U.S. Bancorp	49

The following table provides a summary of loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified within twelve months prior to default:

Three Months Ended June 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)
2025
Commercial	$9	$—	$1	$—
Commercial real estate	36	—	—	—
Residential mortgages	—	—	—	3
Credit card	34	—	—	—
Other retail	—	—	5	—
Total loans, excluding loans purchased from GNMA mortgage pools	79	—	6	3
Loans purchased from GNMA mortgage pools	—	61	29	50
Total loans	$79	$61	$35	$53
2024
Commercial	$7	$—	$—	$—
Commercial real estate	—	—	24	—
Residential mortgages	—	9	1	1
Credit card	30	—	—	—
Other retail	1	—	5	—
Total loans, excluding loans purchased from GNMA mortgage pools	38	9	30	1
Loans purchased from GNMA mortgage pools	—	58	24	29
Total loans	$38	$67	$54	$30
Six Months Ended June 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)
2025
Commercial	$19	$—	$21	$—
Commercial real estate	36	—	—	—
Residential mortgages	—	—	—	3
Credit card	69	—	—	—
Other retail	1	—	10	—
Total loans, excluding loans purchased from GNMA mortgage pools	125	—	31	3
Loans purchased from GNMA mortgage pools	—	100	44	89
Total loans	$125	$100	$75	$92
2024
Commercial	$13	$—	$—	$—
Commercial real estate	—	—	24	—
Residential mortgages	—	13	4	3
Credit card	59	—	—	—
Other retail	1	1	10	—
Total loans, excluding loans purchased from GNMA mortgage pools	73	14	38	3
Loans purchased from GNMA mortgage pools	—	96	43	57
Total loans	$73	$110	$81	$60
(a)Includes $29 million of total loans receiving a payment delay and term extension, $20 million of total loans receiving an interest rate reduction and term extension, and $4 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended June 30, 2025, compared with $29 million of total loans receiving a payment delay and term extension and $1 million of total loans receiving an interest rate reduction and term extension for the three months ended June 30, 2024. Includes $54 million of total loans receiving a payment delay and term extension, $33 million of total loans receiving an interest rate reduction and term extension, and $5 million of total loans receiving an interest rate reduction, payment delay and term extension for the six months ended June 30, 2025, compared with $58 million, $1 million and $1 million for the six months ended June 30, 2024, respectively.
As of June 30, 2025 the Company had $438 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified.

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
For loans sold under participation agreements, the Company also considers whether the terms of the loan participation agreement meet the accounting definition of a participating interest. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses. Any gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the consideration received, and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests that continue to be held by the Company are initially recognized at fair value. For further information on MSRs, refer to Note 6. On a limited basis, the Company may acquire and package high-grade corporate bonds for select corporate customers, in which the Company generally has no continuing involvement with these transactions. The Company also is an authorized GNMA issuer and issues GNMA securities on a regular basis. Additionally, the Company originated auto loans that were sold and securitized through an off-balance sheet special purpose vehicle. In connection with the auto securitization, the Company is the sponsor of the transaction, retains a risk retention security in compliance with SEC rules, and is the servicer for the auto loans that were sold and securitized. The Company has no other asset securitizations or similar asset-backed financing arrangements that are off-balance sheet.
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $212 million and $144 million for the three months ended June 30, 2025 and 2024, respectively, and $364 million and $283 million for the six months ended June 30, 2025 and 2024, respectively. The Company recognized $155 million and $145 million of expenses related to all of these investments for the three months ended June 30, 2025 and 2024, respectively, which were primarily included in tax expense. The Company recognized $301 million and $283 million of expenses related to all of these investments for the six months ended June 30, 2025 and 2024, respectively, which were primarily included in tax expense.
The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. The assets of each unconsolidated VIE can only be used to settle the VIE’s obligations and if the VIE defaults on its obligations, creditors do not have general recourse to the Company.
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
The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	June 30, 2025	December 31, 2024
Investment carrying amount	$9,189	$8,107
Unfunded capital and other commitments	5,532	5,032
Maximum exposure to loss	10,238	8,435
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $297 million at June 30, 2025 and $264 million at December 31, 2024. The maximum exposure to

U.S. Bancorp	51

loss related to these VIEs was $410 million at June 30, 2025 and $382 million at December 31, 2024, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company also held senior notes of $2.3 billion as available-for-sale investment securities at June 30, 2025, compared with $3.2 billion at December 31, 2024. These senior notes were issued by third-party securitization vehicles that held $2.7 billion at June 30, 2025 and $3.6 billion at December 31, 2024 of indirect auto loans that collateralize the senior notes. These VIEs are not consolidated by the Company.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $186 million at June 30, 2025, compared with less than $1 million to $79 million at December 31, 2024.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At June 30, 2025, approximately $5.9 billion of the Company’s assets and $3.7 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $6.4 billion and $4.2 billion, respectively, at December 31, 2024. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

NOTE 6	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $220.8 billion of residential mortgage loans for others at June 30, 2025, and $216.6 billion at December 31, 2024, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, including a gain on the sale of mortgage servicing rights in the second quarter of 2024, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net losses of $4 million and net gains of $24 million for the three months ended June 30, 2025 and 2024, respectively, and net losses of $2 million and net gains of $21 million for the six months ended June 30, 2025 and 2024, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $172 million and $176 million for the three months ended June 30, 2025 and 2024, respectively, and $344 million and $356 million for the six months ended June 30, 2025 and 2024, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2025	2024	2025	2024
Balance at beginning of period	$3,312	$3,462	$3,369	$3,377
Rights purchased	—	1	—	1
Rights capitalized	64	64	123	119
Rights sold	—	(189)	1	(189)
Changes in fair value of MSRs
Due to fluctuations in market interest rates(a)	9	45	(40)	148
Due to revised assumptions or models(b)	6	33	10	41
Other changes in fair value(c)	(86)	(90)	(158)	(171)
Balance at end of period	$3,305	$3,326	$3,305	$3,326
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
The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	June 30, 2025						December 31, 2024
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(357)	$(168)	$(82)	$76	$146	$267	$(310)	$(144)	$(69)	$63	$120	$217
Derivative instrument hedges	350	168	82	(74)	(140)	(262)	325	147	69	(61)	(118)	(220)
Net sensitivity	$(7)	$—	$—	$2	$6	$5	$15	$3	$—	$2	$2	$(3)

52	U.S. Bancorp

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
The following table provides a summary of the Company’s MSRs and related characteristics by portfolio:

	June 30, 2025				December 31, 2024
(Dollars in Millions)	HFA	Government	Conventional(d)	Total	HFA	Government	Conventional(d)	Total
Servicing portfolio(a)	$54,999	$24,371	$136,490	$215,860	$52,807	$25,139	$138,428	$216,374
Fair value	$834	$481	$1,990	$3,305	$856	$512	$2,001	$3,369
Value (bps)(b)	152	197	146	153	162	204	145	156
Weighted-average servicing fees (bps)	35	45	25	30	35	45	25	30
Multiple (value/servicing fees)	4.29	4.42	5.75	5.09	4.57	4.56	5.69	5.17
Weighted-average note rate	5.05%	4.38%	3.96%	4.29%	4.92%	4.35%	3.87%	4.18%
Weighted-average age (in years)	4.6	6.5	5.3	5.3	4.5	6.1	5.0	5.0
Weighted-average expected prepayment (constant prepayment rate)	10.0%	10.4%	8.2%	8.9%	9.9%	10.2%	7.8%	8.6%
Weighted-average expected life (in years)	7.5	6.7	7.3	7.3	7.5	6.8	7.4	7.4
Weighted-average option adjusted spread(c)	7.4%	6.6%	5.1%	5.9%	5.8%	6.2%	5.6%	5.7%
(a)Represents principal balance of mortgages having corresponding MSR asset.
(b)Calculated as fair value divided by the servicing portfolio.
(c)Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)Represents loans sold primarily to GSEs.

NOTE 7	Preferred Stock
At June 30, 2025 and December 31, 2024, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	June 30, 2025				December 31, 2024
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	18,000	450	13	437
Total preferred stock(a)	243,510	$7,026	$218	$6,808	243,510	$7,026	$218	$6,808
(a)The par value of all shares issued and outstanding at June 30, 2025 and December 31, 2024, was $1.00 per share.

U.S. Bancorp	53

NOTE 8	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-for- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- for-Sale to Held-to-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Debit Valuation Adjustments	Foreign Currency Translation	Total
2025
Balance at beginning of period	$(4,699)	$(3,082)	$(297)	$(956)	$2	$(10)	$(9,042)
Changes in unrealized gains (losses)	198	—	157	—	(5)	—	350
Foreign currency translation adjustment(a)	—	—	—	—	—	(8)	(8)
Reclassification to earnings of realized (gains) losses	57	123	66	(2)	—	—	244
Applicable income taxes	(69)	(33)	(58)	4	2	1	(153)
Balance at end of period	$(4,513)	$(2,992)	$(132)	$(954)	$(1)	$(17)	$(8,609)
2024
Balance at beginning of period	$(5,279)	$(3,452)	$(461)	$(1,138)	$—	$(23)	$(10,353)
Changes in unrealized gains (losses)	(78)	—	(109)	—	—	—	(187)
Foreign currency translation adjustment(a)	—	—	—	—	—	(2)	(2)
Reclassification to earnings of realized (gains) losses	36	131	80	—	—	—	247
Applicable income taxes	11	(33)	8	—	—	1	(13)
Balance at end of period	$(5,310)	$(3,354)	$(482)	$(1,138)	$—	$(24)	$(10,308)
Six Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For- Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available- For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Debit Valuation Adjustments	Foreign Currency Translation	Total
2025
Balance at beginning of period	$(5,078)	$(3,165)	$(553)	$(955)	$1	$(14)	$(9,764)
Changes in unrealized gains (losses)	706	—	441	—	(3)	—	1,144
Foreign currency translation adjustment(a)	—	—	—	—	—	(4)	(4)
Reclassification to earnings of realized (gains) losses	57	234	126	(3)	—	—	414
Applicable income taxes	(198)	(61)	(146)	4	1	1	(399)
Balance at end of period	$(4,513)	$(2,992)	$(132)	$(954)	$(1)	$(17)	$(8,609)
2024
Balance at beginning of period	$(5,151)	$(3,537)	$(242)	$(1,138)	$—	$(28)	$(10,096)
Changes in unrealized gains (losses)	(249)	—	(452)	—	—	—	(701)
Foreign currency translation adjustment(a)	—	—	—	—	—	4	4
Reclassification to earnings of realized (gains) losses	34	245	129	—	—	—	408
Applicable income taxes	56	(62)	83	—	—	—	77
Balance at end of period	$(5,310)	$(3,354)	$(482)	$(1,138)	$—	$(24)	$(10,308)
(a)Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

54	U.S. Bancorp

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income
	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2025	2024	2025	2024
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sales of investment securities	$(57)	$(36)	$(57)	$(34)	Securities gains (losses), net
	14	9	14	8	Applicable income taxes
	(43)	(27)	(43)	(26)	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains (losses)	(123)	(131)	(234)	(245)	Interest income
	33	33	61	62	Applicable income taxes
	(90)	(98)	(173)	(183)	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(66)	(80)	(126)	(129)	Net interest income
	17	20	32	33	Applicable income taxes
	(49)	(60)	(94)	(96)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	2	—	3	—	Other noninterest expense
	(1)	—	(1)	—	Applicable income taxes
	1	—	2	—	Net-of-tax
Total impact to net income	$(181)	$(185)	$(308)	$(305)

NOTE 9	Earnings Per Share
The components of earnings per share were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2025	2024	2025	2024
Net income attributable to U.S. Bancorp	$1,815	$1,603	$3,524	$2,922
Preferred dividends	(70)	(75)	(165)	(177)
Earnings allocated to participating stock awards	(12)	(10)	(23)	(18)
Net income applicable to U.S. Bancorp common shareholders	$1,733	$1,518	$3,336	$2,727
Average common shares outstanding	1,559	1,560	1,559	1,560
Net effect of the exercise and assumed purchase of stock awards	—	1	1	—
Average diluted common shares outstanding	1,559	1,561	1,560	1,560
Earnings per common share	$1.11	$.97	$2.14	$1.75
Diluted earnings per common share	$1.11	$.97	$2.14	$1.75
Options outstanding at June 30, 2025 to purchase 1 million common shares for the three and six months ended June 30, 2025, and outstanding at June 30, 2024 to purchase 1 million common shares for the three and six months ended June 30, 2024 were not included in the computation of diluted earnings per share because they were antidilutive.

U.S. Bancorp	55

NOTE 10	Employee Benefits
The components of net periodic benefit cost for the Company’s pension plans were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2025	2024	2025	2024
Service cost	$53	$54	$106	$109
Interest cost	102	94	205	188
Expected return on plan assets	(146)	(146)	(293)	(292)
Prior service cost (credit) amortization	(1)	(1)	(2)	(2)
Actuarial loss (gain) amortization	1	3	2	5
Net periodic benefit cost(a)	$9	$4	$18	$8
(a)Service cost is included in compensation and employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

NOTE 11	Income Taxes
The components of income tax expense were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2025	2024	2025	2024
Federal
Current	$257	$321	$256	$501
Deferred	25	49	353	182
Federal income tax	282	370	609	683
State
Current	90	88	187	109
Deferred	100	(13)	119	—
State income tax	190	75	306	109
Total income tax provision	$472	$445	$915	$792
A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2025	2024	2025	2024
Tax at statutory rate	$482	$432	$935	$783
State income tax, at statutory rates, net of federal tax benefit	99	102	211	183
Tax effect of
Tax credits and benefits, net of related expenses	(143)	(83)	(266)	(144)
Revaluation of tax related assets and liabilities(a)	72	—	72	—
Exam resolutions	—	(32)	—	(97)
Tax-exempt income	(40)	(36)	(73)	(67)
Other items	2	62	36	134
Applicable income taxes	$472	$445	$915	$792
(a)California enacted legislation resulting in a decrease to the Company’s state effective tax rate, requiring the Company to revalue its state deferred tax assets and liabilities. As a result of this revaluation, the Company recorded an estimated net tax expense of $72 million in the second quarter of 2025.
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of June 30, 2025, federal tax examinations for all years ending through December 31, 2020 are completed and resolved. The Company’s tax returns for the years ended December 31, 2021 through December 31, 2022 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $5.4 billion at June 30, 2025 and $6.3 billion at December 31, 2024.

56	U.S. Bancorp

NOTE 12	Derivative Instruments
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
Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At June 30, 2025, the Company had $132 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $553 million (net-of-tax) of realized and unrealized losses at December 31, 2024. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $98 million (net-of-tax). All cash flow hedges were highly effective for the six months ended June 30, 2025.
Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.7 billion at June 30, 2025 and $1.3 billion at December 31, 2024.
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

U.S. Bancorp	57

The following table summarizes the asset and liability management derivative positions of the Company:

	June 30, 2025			December 31, 2024
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$15,550	$—	$—	$10,600	$—	$—
Pay fixed/receive floating swaps	28,364	—	—	29,739	—	—
Cash flow hedges
Interest rate contracts
Receive fixed/pay floating swaps	24,850	—	—	28,550	—	—
Pay fixed/receive floating swaps	1,000	—	—	—	—	—
Net investment hedges
Foreign exchange forward contracts	732	3	2	870	7	—
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	6,078	24	5	5,436	8	30
Sell	3,650	8	26	2,711	10	1
Options
Purchased	7,730	159	—	7,810	186	—
Written	2,742	20	70	1,991	8	47
Receive fixed/pay floating swaps	14,505	126	28	9,977	45	23
Pay fixed/receive floating swaps	5,968	—	—	2,371	—	—
Foreign exchange forward contracts	813	1	4	702	4	4
Equity contracts	295	10	—	293	—	9
Credit contracts	2,667	—	20	3,558	—	29
Other(a)	2,094	11	124	1,084	7	78
Total	$117,038	$362	$279	$105,692	$275	$221
(a)Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $1.0 billion and $119 million at June 30, 2025, respectively, compared to $1.0 billion and $78 million at December 31, 2024, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $1.0 billion at June 30, 2025.

58	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	June 30, 2025			December 31, 2024
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts
Receive fixed/pay floating swaps	$408,874	$1,238	$2,533	$413,841	$462	$4,485
Pay fixed/receive floating swaps	359,913	1,311	422	363,837	2,342	153
Other(a)	68,487	22	36	72,503	17	34
Options
Purchased	125,633	326	11	96,238	414	2
Written	99,190	26	439	90,572	12	574
Futures
Buy	1,024	1	—	—	—	—
Sell	2,037	—	—	—	—	—
Foreign exchange rate contracts
Forwards, spots and swaps	132,527	3,433	3,258	113,718	2,441	2,232
Options
Purchased	1,096	24	1	497	14	—
Written	1,096	1	24	497	—	14
Commodity contracts
Swaps	13,102	463	441	8,224	199	180
Options
Purchased	5,742	382	2	3,921	233	2
Written	5,742	1	383	3,921	3	233
Futures
Buy	6	1	—	1	—	—
Sell	351	47	53	166	25	27
Equity contracts	8	—	—	—	—	—
Credit contracts	13,304	1	4	13,670	—	3
Total	$1,238,132	$7,277	$7,607	$1,181,606	$6,162	$7,939
(a)Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.

U.S. Bancorp	59

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended June 30				Six Months Ended June 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2025	2024	2025	2024	2025	2024	2025	2024
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$116	$(81)	$(49)	$(60)	$327	$(336)	$(94)	$(96)
Net investment hedges
Foreign exchange forward contracts	(38)	9	—	—	(42)	78	—	—
Non-derivative debt instruments	(130)	7	—	—	(191)	41	—	—
Note: The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.
The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended June 30				Six Months Ended June 30
	Interest Income		Interest Expense		Interest Income		Interest Expense
(Dollars in Millions)	2025	2024	2025	2024	2025	2024	2025	2024
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$7,604	$7,985	$3,553	$3,962	$15,120	$15,749	$6,977	$7,741
Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	(285)	(23)	(78)	69	(733)	445	(184)	12
Hedged items	286	22	76	(69)	733	(447)	188	(12)
Cash flow hedges
Interest rate contract derivatives	(59)	(73)	7	7	(112)	(115)	14	14
Note: The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $7 million and $14 million into earnings during both the three and six months ended June 30, 2025 and 2024, respectively, as a result of realized cash flows on discontinued cash flow hedges. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.
The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities currently designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment
(Dollars in Millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities(a)	$28,421	$29,005	$281	$(464)
Long-term debt	15,752	10,632	217	39
Note: The table above excludes the cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale investment securities and long-term debt of $(47) million and $(98) million, respectively, at June 30, 2025, compared with $(72) million and $(149) million at December 31, 2024, respectively. The carrying amount of available-for-sale investment securities and long-term debt related to discontinued hedging relationships was $8.1 billion and $11.6 billion, respectively, at June 30, 2025, compared with $6.8 billion and $14.9 billion at December 31, 2024, respectively.
(a)Includes amounts related to available-for-sale investment securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At June 30, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $21.0 billion, of which $11.3 billion was designated as hedged. At June 30, 2025, the cumulative amount of basis adjustments associated with these hedging relationships was $302 million. At December 31, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $17.5 billion, of which $11.6 billion was designated as hedged. At December 31, 2024, the cumulative amount of basis adjustments associated with these hedging relationships was $13 million.

60	U.S. Bancorp

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2025	2024	2025	2024
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$1	$(2)	$25	$(14)
Purchased and written options	Mortgage banking revenue	38	9	68	48
Swaps	Mortgage banking revenue/Interest expense	13	9	69	(77)
Foreign exchange forward contracts	Other noninterest income	(19)	4	(17)	8
Equity contracts	Compensation expense	27	(2)	8	(2)
Credit contracts	Capital markets revenue	(12)	—	5	(2)
Other	Other noninterest income	(82)	6	(82)	(69)
Customer-Related Positions
Interest rate contracts
Swaps	Capital markets revenue	47	89	82	220
Purchased and written options	Capital markets revenue	2	(21)	14	(68)
Futures	Capital markets revenue	1	—	2	—
Foreign exchange rate contracts
Forwards, spots and swaps	Capital markets revenue	66	32	114	56
Purchased and written options	Capital markets revenue	—	—	1	—
Commodity contracts
Swaps	Capital markets revenue	(43)	(1)	4	1
Purchased and written options	Capital markets revenue	15	2	14	4
Futures	Capital markets revenue	45	6	4	6
Credit contracts	Capital markets revenue	(8)	1	(6)	—
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at June 30, 2025, was $2.2 billion. At June 30, 2025, the Company had $1.9 billion of cash posted as collateral against this net liability position.

U.S. Bancorp	61

NOTE 13	Netting Arrangements for Certain Financial Instruments and Securities
Financing Activities
The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and SOFR futures or options on U.S. Treasury futures. Of the Company’s $1.4 trillion total notional amount of derivative positions at June 30, 2025, $621.0 billion related to bilateral over-the-counter trades, $695.9 billion related to those centrally cleared through clearinghouses and $38.4 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.
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

62	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
June 30, 2025
Repurchase agreements
U.S. Treasury and agencies	$9,940	$—	$—	$—	$9,940
Residential agency mortgage-backed securities	350	—	—	—	350
Corporate debt securities	2,204	—	—	—	2,204
Asset-backed securities	365	—	—	—	365
Total repurchase agreements	12,859	—	—	—	12,859
Securities loaned
Corporate debt securities	114	—	—	—	114
Total securities loaned	114	—	—	—	114
Gross amount of recognized liabilities	$12,973	$—	$—	$—	$12,973
December 31, 2024
Repurchase agreements
U.S. Treasury and agencies	$5,918	$—	$—	$—	$5,918
Residential agency mortgage-backed securities	319	—	—	—	319
Corporate debt securities	1,116	—	—	—	1,116
Asset-backed securities	270	22	—	—	292
Total repurchase agreements	7,623	22	—	—	7,645
Securities loaned
Corporate debt securities	90	—	—	—	90
Total securities loaned	90	—	—	—	90
Gross amount of recognized liabilities	$7,713	$22	$—	$—	$7,735
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
The Company has elected to offset the assets and liabilities under netting arrangements for the balance sheet presentation of the majority of its derivative counterparties. The netting occurs at the counterparty level, and includes all assets and liabilities related to the derivative contracts, including those associated with cash collateral received or delivered. The Company has also elected to offset the assets and liabilities under netting arrangements for the balance sheet presentation of repurchase/reverse repurchase transactions with certain counterparties, but has not made the election for securities loaned/borrowed transactions.

U.S. Bancorp	63

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Received(c)
June 30, 2025
Derivative assets(d)	$7,607	$(3,438)	$4,169	$(169)	$(5)	$3,995
Reverse repurchase agreements	11,093	(5,615)	5,478	(208)	(5,270)	—
Securities borrowed	1,697	—	1,697	—	(1,642)	55
Total	$20,397	$(9,053)	$11,344	$(377)	$(6,917)	$4,050
December 31, 2024
Derivative assets(d)	$6,422	$(2,979)	$3,443	$(177)	$(5)	$3,261
Reverse repurchase agreements	6,383	—	6,383	(851)	(5,508)	24
Securities borrowed	1,516	—	1,516	—	(1,453)	63
Total	$14,321	$(2,979)	$11,342	$(1,028)	$(6,966)	$3,348
(a)Includes $1.2 billion and $1.9 billion of cash collateral related payables that were netted against derivative assets at June 30, 2025 and December 31, 2024, respectively.
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
(d)Excludes $32 million and $15 million at June 30, 2025 and December 31, 2024, respectively, of derivative assets not subject to netting arrangements.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Pledged(c)
June 30, 2025
Derivative liabilities(d)	$7,762	$(4,161)	$3,601	$(169)	$—	$3,432
Repurchase agreements	12,859	(5,615)	7,244	(208)	(7,036)	—
Securities loaned	114	—	114	—	(114)	—
Total	$20,735	$(9,776)	$10,959	$(377)	$(7,150)	$3,432
December 31, 2024
Derivative liabilities(d)	$8,081	$(2,949)	$5,132	$(177)	$—	$4,955
Repurchase agreements	7,645	—	7,645	(851)	(6,787)	7
Securities loaned	90	—	90	—	(88)	2
Total	$15,816	$(2,949)	$12,867	$(1,028)	$(6,875)	$4,964
(a)Includes $1.9 billion of cash collateral related receivables that were netted against derivative liabilities at both June 30, 2025 and December 31, 2024.
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
(d)Excludes $124 million and $79 million at June 30, 2025 and December 31, 2024, respectively, of derivative liabilities not subject to netting arrangements.

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

64	U.S. Bancorp

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
Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the six months ended June 30, 2025 and 2024, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net gains of $3 million and net losses of $3 million for the three months ended June 30, 2025 and 2024, respectively, and net gains of $6 million and net losses of $4 million for the six months ended June 30, 2025 and 2024, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
Time Deposits The Company elects the fair value option to account for certain time deposits that are hedged with derivatives that do not qualify for hedge accounting. Electing to measure these time deposits at fair value reduces certain timing differences and better matches changes in fair value of these deposits with changes in the value of the derivative instruments used to economically hedge them. The time deposits measured at fair value are valued using a discounted cash flow model that utilizes market observable inputs and are classified within Level 2. Included in interest expense on deposits were net losses of $2 million and net gains of $3 million for the three months ended June 30, 2025 and 2024, respectively, and net gains of $1 million and $11 million for the six months ended June 30, 2025 and 2024, respectively, from the changes in fair value of time deposits under fair value option accounting guidance.
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

U.S. Bancorp	65

attributable to instrument specific credit risk are recorded as debit valuation adjustments (“DVA”) in other comprehensive income (loss) with all other changes in fair value recorded in interest expense. Included in other comprehensive income (loss) and interest expense on long-term debt were net DVA losses of $5 million and net gains of $3 million, respectively, for the three months ended June 30, 2025, and net DVA losses of $3 million and net gains of $2 million, respectively, for the six months ended June 30, 2025, from the changes in the fair value of structured notes under fair value option account guidance.
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
The following table shows the significant valuation assumption ranges for MSRs at June 30, 2025:

	Minimum	Maximum	Weighted- Average(a)
Expected prepayment	6%	20%	9%
Option adjusted spread	5	11	6
(a)Determined based on the relative fair value of the related mortgage loans serviced.
Derivatives The Company has two distinct Level 3 derivative portfolios: (i) the Company’s commitments to purchase and originate mortgage loans that meet the requirements of a derivative and (ii) the Company’s asset/liability and customer-related derivatives that

66	U.S. Bancorp

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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at June 30, 2025:

	Minimum	Maximum	Weighted- Average(a)
Expected loan close rate	11%	100%	83%
Inherent MSR value (basis points per loan)	47	211	110
(a)Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At June 30, 2025, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 263 percent and 2 percent, respectively.
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

U.S. Bancorp	67

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2025
Available-for-sale securities
U.S. Treasury and agencies	$23,477	$4,640	$—	$—	$28,117
Mortgage-backed securities
Residential agency	—	38,133	—	—	38,133
Commercial
Agency	—	7,615	—	—	7,615
Non-agency	—	7	—	—	7
Asset-backed securities	—	7,183	—	—	7,183
Obligations of state and political subdivisions	—	9,209	—	—	9,209
Other	—	313	—	—	313
Total available-for-sale	23,477	67,100	—	—	90,577
Mortgage loans held for sale	—	2,285	—	—	2,285
Mortgage servicing rights	—	—	3,305	—	3,305
Derivative assets	56	5,470	2,113	(3,438)	4,201
Other assets	437	2,250	—	—	2,687
Total	$23,970	$77,105	$5,418	$(3,438)	$103,055
Time deposits	$—	$7,305	$—	$—	$7,305
Long-term debt	—	1,152	—	—	1,152
Derivative liabilities	55	5,611	2,220	(4,161)	3,725
Short-term borrowings and other liabilities(a)	724	1,700	—	—	2,424
Total	$779	$15,768	$2,220	$(4,161)	$14,606
December 31, 2024
Available-for-sale securities
U.S. Treasury and agencies	$23,891	$4,496	$—	$—	$28,387
Mortgage-backed securities
Residential agency	—	33,281	—	—	33,281
Commercial
Agency	—	7,351	—	—	7,351
Non-agency	—	6	—	—	6
Asset-backed securities	—	7,165	—	—	7,165
Obligations of state and political subdivisions	—	9,552	—	—	9,552
Other	—	250	—	—	250
Total available-for-sale	23,891	62,101	—	—	85,992
Mortgage loans held for sale	—	2,251	—	—	2,251
Mortgage servicing rights	—	—	3,369	—	3,369
Derivative assets	27	5,208	1,202	(2,979)	3,458
Other assets	420	1,769	—	—	2,189
Total	$24,338	$71,329	$4,571	$(2,979)	$97,259
Time deposits	$—	$5,754	$—	$—	$5,754
Long-term debt	—	391	—	—	391
Derivative liabilities	27	5,131	3,002	(2,949)	5,211
Short-term borrowings and other liabilities(a)	475	1,460	—	—	1,935
Total	$502	$12,736	$3,002	$(2,949)	$13,291
Note: Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $169 million and $159 million at June 30, 2025 and December 31, 2024, respectively, and reflect no impairment or observable price change adjustment at both June 30, 2025 and December 31, 2024. The Company did not record any adjustments for observable price changes during the first six months of 2025 and 2024.
(a)Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

68	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended June 30 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2025
Mortgage servicing rights	$3,312	$(71)	(a)	$—	$—	$64	(c)	$—	$3,305	$(71)	(a)
Net derivative assets and liabilities	(727)	10	(b)	52	—	—		558	(107)	463	(d)
2024
Mortgage servicing rights	$3,462	$(12)	(a)	$1	$(189)	$64	(c)	$—	$3,326	$(12)	(a)
Net derivative assets and liabilities	(2,361)	(1,004)	(e)	270	(3)	—		795	(2,303)	4	(f)
Six Months Ended June 30 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2025
Mortgage servicing rights	$3,369	$(188)	(a)	$—	$1	$123	(c)	$—	$3,305	$(188)	(a)
Net derivative assets and liabilities	(1,800)	(181)	(g)	721	(2)	1		1,154	(107)	1,351	(h)
2024
Mortgage servicing rights	$3,377	$18	(a)	$1	$(189)	$119	(c)	$—	$3,326	$18	(a)
Net derivative assets and liabilities	(1,885)	(2,687)	(i)	648	(5)	—		1,626	(2,303)	(676)	(j)
(a)Included in mortgage banking revenue.
(b)Approximately $53 million, $39 million and $(82) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(c)Represents MSRs capitalized during the period.
(d)Approximately $21 million, $526 million and $(82) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(e)Approximately $52 million, $(1.0) billion and $6 million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(f)Approximately $17 million, $(19) million and $6 million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(g)Approximately $104 million, $(202) million and $(83) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(h)Approximately $21 million, $1.4 billion and $(83) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(i)Approximately $96 million, $(2.7) billion and $(69) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(j)Approximately $17 million, $(624) million and $(69) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	June 30, 2025				December 31, 2024
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(a)	$—	$—	$587	$587	$—	$—	$636	$636
Other assets(b)	—	—	16	16	—	—	25	25
(a)Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2025	2024	2025	2024
Loans(a)	$99	$96	$198	$163
Other assets(b)	1	1	2	3
(a)Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	69

Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of the assets and liabilities for which the fair value option has been elected and the aggregate remaining contractual principal balance outstanding:

	June 30, 2025			December 31, 2024
(Dollars in Millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding
Total loans(a)	$2,285	$2,262	$23	$2,251	$2,243	$8
Time deposits	7,305	7,314	(9)	5,754	5,762	(8)
Long-term debt	1,152	1,169	(17)	391	409	(18)
(a)Includes nonaccrual loans of $1 million carried at fair value with contractual principal outstanding of $1 million at June 30, 2025 and $1 million carried at fair value with contractual principal outstanding of $1 million at December 31, 2024. Includes loans 90 days or more past due of $3 million carried at fair value with contractual principal outstanding of $3 million at June 30, 2025 and $4 million carried at fair value with contractual principal outstanding of $4 million at December 31, 2024.

Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of June 30, 2025 and December 31, 2024. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$57,807	$57,807	$—	$—	$57,807	$56,502	$56,502	$—	$—	$56,502
Federal funds sold and securities purchased under resale agreements	5,481	—	5,481	—	5,481	6,380	—	6,380	—	6,380
Investment securities held-to-maturity	77,879	638	66,394	—	67,032	78,634	1,275	65,000	—	66,275
Loans held for sale(a)	3	—	—	3	3	322	—	—	322	322
Loans, net of allowance for losses	372,706	—	—	368,767	368,767	372,249	—	—	365,628	365,628
Other(b)	2,585	—	1,983	602	2,585	2,482	—	1,767	715	2,482
Financial Liabilities
Time deposits(c)	49,577	—	49,604	—	49,604	49,015	—	49,156	—	49,156
Short-term borrowings(d)	12,615	—	12,441	—	12,441	13,583	—	13,419	—	13,419
Long-term debt(e)	62,861	—	62,111	—	62,111	57,611	—	56,441	—	56,441
Other(f)	4,723	—	1,378	3,345	4,723	5,220	—	1,369	3,851	5,220
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
The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $358 million and $376 million at June 30, 2025 and December 31, 2024, respectively. The carrying value of other guarantees was $196 million and $194 million at June 30, 2025 and December 31, 2024, respectively.

70	U.S. Bancorp

NOTE 15	Guarantees and Contingent Liabilities
Visa Restructuring and Card Association Litigation The Company’s Payment Services business issues credit and debit cards and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). In 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganization, the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. (“Class B shares”). As of June 30, 2025, the Company has sold substantially all of its Class B shares.
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
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2025:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$24	$10,751
Securities lending indemnifications	6,740	—	6,592
Asset sales	—	109	13,118	(a)
Merchant processing	794	66	160,513
Other	—	21	3,634
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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2025, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $15.0 billion. The Company held collateral of $673 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets related to these airline processing arrangements. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At June 30, 2025, the liability was $40 million primarily related to these airline processing arrangements.

U.S. Bancorp	71

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At June 30, 2025 and December 31, 2024, the Company had reserved $8 million and $9 million, respectively, for potential losses from representation and warranty obligations. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of June 30, 2025 and December 31, 2024, the Company had $17 million and $15 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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

72	U.S. Bancorp

NOTE 16	Business Segments
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

U.S. Bancorp	73

Business segment results for the three months ended June 30 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking		Payment Services		Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Condensed Income Statement
Net interest income (taxable-equivalent basis)(a)	$1,801	$1,928	$1,843	$1,912	$730	$673	$(294)	$(461)	$4,080	$4,052
Noninterest income(b)(c)	1,199	1,130	406	414	1,116	1,093	203	178	2,924	2,815
Total net revenue(d)	3,000	3,058	2,249	2,326	1,846	1,766	(91)	(283)	7,004	6,867
Compensation and employee benefits	535	548	528	551	220	217	1,317	1,303	2,600	2,619
Other intangibles	46	52	59	67	20	23	(1)	—	124	142
Net shared services	538	555	704	701	537	529	(1,779)	(1,785)	—	—
Other direct expenses(e)	234	226	307	319	251	223	665	685	1,457	1,453
Total noninterest expense	1,353	1,381	1,598	1,638	1,028	992	202	203	4,181	4,214
Income (loss) before provision and income taxes	1,647	1,677	651	688	818	774	(293)	(486)	2,823	2,653
Provision for credit losses	183	100	39	30	384	388	(105)	50	501	568
Income (loss) before income taxes	1,464	1,577	612	658	434	386	(188)	(536)	2,322	2,085
Income taxes and taxable-equivalent adjustment	366	394	153	165	109	97	(127)	(182)	501	474
Net income (loss)	1,098	1,183	459	493	325	289	(61)	(354)	1,821	1,611
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(6)	(8)	(6)	(8)
Net income (loss) attributable to U.S. Bancorp	$1,098	$1,183	$459	$493	$325	$289	$(67)	$(362)	$1,815	$1,603

Average Balance Sheet
Loans	$181,077	$173,807	$149,661	$154,931	$42,229	$40,832	$5,562	$5,115	$378,529	$374,685
Other earning assets	12,778	9,590	4,875	2,278	5	115	217,155	222,224	234,813	234,207
Goodwill	4,826	4,824	4,326	4,326	3,425	3,327	—	—	12,577	12,477
Other intangible assets	817	1,007	4,277	4,734	258	281	8	9	5,360	6,031
Assets	211,954	203,313	165,175	168,705	47,840	46,096	248,372	247,390	673,341	665,504
Noninterest-bearing deposits	54,422	57,362	19,610	20,845	2,512	2,706	2,573	2,505	79,117	83,418
Interest-bearing deposits	210,094	218,233	200,903	201,012	95	96	12,681	11,150	423,773	430,491
Total deposits	264,516	275,595	220,513	221,857	2,607	2,802	15,254	13,655	502,890	513,909
Total U.S. Bancorp shareholders’ equity	21,817	21,487	13,562	14,558	10,235	9,941	15,285	10,043	60,899	56,029
(a)Total net interest income includes a taxable-equivalent adjustment of $29 million for the three months ended June 30, 2025 and 2024. See Non-GAAP Financial Measures beginning on page 29.
(b)Payment Services noninterest income presented net of related rewards and rebate costs and certain partner payments of $789 million and $776 million for the three months ended June 30, 2025 and 2024, respectively.
(c)Total noninterest income includes revenue generated from certain contracts with customers of $2.4 billion and $2.3 billion for the three months ended June 30, 2025 and 2024, respectively.
(d)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded a total of $199 million and $195 million of revenue for the three months ended June 30, 2025 and 2024, respectively, primarily consisting of interest income on sales-type and direct financing leases.
(e)Other direct expenses for each reportable segment includes: net occupancy and equipment, professional services, marketing and business development, technology and communications, and other.

74	U.S. Bancorp

Business segment results for the six months ended June 30 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking		Payment Services		Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Condensed Income Statement
Net interest income (taxable-equivalent basis)(a)	$3,581	$3,851	$3,611	$3,783	$1,472	$1,375	$(462)	$(942)	$8,202	$8,067
Noninterest income(b)(c)	2,366	2,242	813	838	2,151	2,071	430	364	5,760	5,515
Total net revenue(d)	5,947	6,093	4,424	4,621	3,623	3,446	(32)	(578)	13,962	13,582
Compensation and employee benefits	1,057	1,098	1,051	1,107	436	436	2,693	2,669	5,237	5,310
Other intangibles	92	104	118	134	38	50	(1)	—	247	288
Net shared services	1,067	1,090	1,388	1,401	1,086	1,058	(3,541)	(3,549)	—	—
Other direct expenses(e)	474	466	610	617	479	457	1,366	1,535	2,929	3,075
Total noninterest expense	2,690	2,758	3,167	3,259	2,039	2,001	517	655	8,413	8,673
Income (loss) before provision and income taxes	3,257	3,335	1,257	1,362	1,584	1,445	(549)	(1,233)	5,549	4,909
Provision for credit losses	193	241	101	84	701	747	43	49	1,038	1,121
Income (loss) before income taxes	3,064	3,094	1,156	1,278	883	698	(592)	(1,282)	4,511	3,788
Income taxes and taxable-equivalent adjustment	766	773	289	320	221	175	(302)	(417)	974	851
Net income (loss)	2,298	2,321	867	958	662	523	(290)	(865)	3,537	2,937
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(13)	(15)	(13)	(15)
Net income (loss) attributable to U.S. Bancorp	$2,298	$2,321	$867	$958	$662	$523	$(303)	$(880)	$3,524	$2,922

Average Balance Sheet
Loans	$179,549	$172,475	$151,776	$154,940	$41,922	$40,318	$5,530	$5,145	$378,777	$372,878
Other earning assets	12,370	9,164	3,335	2,079	31	134	217,281	218,258	233,017	229,635
Goodwill	4,825	4,824	4,326	4,326	3,409	3,330	—	—	12,560	12,480
Other intangible assets	840	1,032	4,322	4,715	254	291	8	10	5,424	6,048
Assets	210,314	201,291	165,834	168,946	47,338	46,456	247,892	243,014	671,378	659,707
Noninterest-bearing deposits	54,794	58,001	19,365	21,081	2,597	2,749	2,649	2,271	79,405	84,102
Interest-bearing deposits	213,136	213,933	199,932	199,247	95	96	12,134	11,107	425,297	424,383
Total deposits	267,930	271,934	219,297	220,328	2,692	2,845	14,783	13,378	504,702	508,485
Total U.S. Bancorp shareholders’ equity	21,684	21,624	13,633	14,705	10,232	9,953	14,709	9,567	60,258	55,849
(a)Total net interest income includes a taxable-equivalent adjustment of $59 million for the six months ended June 30, 2025 and 2024. See Non-GAAP Financial Measures beginning on page 29.
(b)Payment Services noninterest income presented net of related rewards and rebate costs and certain partner payments of $1.5 billion for the six months ended June 30, 2025 and 2024.
(c)Total noninterest income includes revenue generated from certain contracts with customers of $4.7 billion and $4.5 billion for the six months ended June 30, 2025 and 2024, respectively.
(d)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded a total of $396 million and $382 million of revenue for the six months ended June 30, 2025 and 2024, respectively, primarily consisting of interest income on sales-type and direct financing leases.
(e)Other direct expenses for each reportable segment includes: net occupancy and equipment, professional services, marketing and business development, technology and communications, and other.

NOTE 17	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to June 30, 2025 through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	75

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Three Months Ended June 30
	2025			2024			2025 v 2024
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities(b)	$172,841	$1,373	3.18%	$167,020	$1,314	3.15%	3.5%
Loans held for sale	4,843	59	4.85	2,382	41	6.98	*
Loans(c)
Commercial	143,817	2,083	5.81	134,339	2,209	6.61	7.1
Commercial real estate	48,466	723	5.98	52,289	847	6.51	(7.3)
Residential mortgages	115,616	1,160	4.01	116,478	1,141	3.92	(.7)
Credit card	29,588	956	12.96	28,349	925	13.13	4.4
Other retail	41,042	637	6.22	43,230	650	6.05	(5.1)
Total loans	378,529	5,559	5.89	374,685	5,772	6.19	1.0
Interest-bearing deposits with banks	41,550	451	4.36	53,056	736	5.58	(21.7)
Other earning assets	15,579	191	4.94	11,749	152	5.22	32.6
Total earning assets	613,342	7,633	4.99	608,892	8,015	5.29	.7
Allowance for loan losses	(7,605)			(7,550)			(.7)
Unrealized gain (loss) on investment securities	(6,602)			(7,464)			11.5
Other assets	74,206			71,626			3.6
Total assets	$673,341			$665,504			1.2
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$79,117			$83,418			(5.2)%
Interest-bearing deposits
Interest checking	131,599	415	1.26	125,709	386	1.23	4.7
Money market savings	177,087	1,347	3.05	208,386	1,993	3.85	(15.0)
Savings accounts	58,171	252	1.74	38,855	26.27		49.7
Time deposits	56,916	527	3.71	57,541	623	4.35	(1.1)
Total interest-bearing deposits	423,773	2,541	2.41	430,491	3,028	2.83	(1.6)
Short-term borrowings
Federal funds purchased	832	9	4.23	310	4	5.05	*
Securities sold under agreements to repurchase	10,409	119	4.58	5,757	72	5.07	80.8
Commercial paper	4,141	28	2.75	7,389	74	4.02	(44.0)
Other short-term borrowings(d)	7,409	135	7.30	3,642	147	16.18	*
Total short-term borrowings	22,791	291	5.12	17,098	297	6.98	33.3
Long-term debt	62,354	721	4.64	52,875	638	4.85	17.9
Total interest-bearing liabilities	508,918	3,553	2.80	500,464	3,963	3.18	1.7
Other liabilities	23,950			25,130			(4.7)
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	54,091			49,221			9.9
Total U.S. Bancorp shareholders’ equity	60,899			56,029			8.7
Noncontrolling interests	457			463			(1.3)
Total equity	61,356			56,492			8.6
Total liabilities and equity	$673,341			$665,504			1.2
Net interest income		$4,080			$4,052
Gross interest margin			2.19%			2.11%
Gross interest margin without taxable-equivalent increments			2.17%			2.09%
Percent of Earning Assets
Interest income			4.99%			5.29%
Interest expense			2.33			2.62
Net interest margin			2.66%			2.67%
Net interest margin without taxable-equivalent increments			2.64%			2.65%
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
(c)Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(d)Interest expense and rates include interest paid on collateral associated with derivative positions.

76	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Six Months Ended June 30
	2025			2024			2025 v 2024
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities(b)	$172,014	$2,701	3.14%	$164,128	$2,508	3.06%	4.8%
Loans held for sale	3,341	87	5.17	2,192	78	7.14	52.4
Loans(c)
Commercial	141,984	4,123	5.85	132,553	4,389	6.66	7.1
Commercial real estate	48,677	1,448	6.00	52,663	1,701	6.49	(7.6)
Residential mortgages	117,221	2,349	4.01	116,059	2,248	3.88	1.0
Credit card	29,497	1,912	13.07	28,145	1,865	13.32	4.8
Other retail	41,398	1,270	6.19	43,458	1,292	5.98	(4.7)
Total loans	378,777	11,102	5.90	372,878	11,495	6.19	1.6
Interest-bearing deposits with banks	42,637	932	4.41	51,979	1,440	5.57	(18.0)
Other earning assets	15,025	357	4.80	11,336	289	5.14	32.5
Total earning assets	611,794	15,179	4.99	602,513	15,810	5.27	1.5
Allowance for loan losses	(7,597)			(7,493)			(1.4)
Unrealized gain (loss) on investment securities	(6,537)			(7,293)			10.4
Other assets	73,718			71,980			2.4
Total assets	$671,378			$659,707			1.8
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$79,405			$84,102			(5.6)%
Interest-bearing deposits
Interest checking	128,642	757	1.19	125,360	748	1.20	2.6
Money market savings	186,213	2,830	3.07	202,444	3,907	3.38	(8.0)
Savings accounts	54,243	422	1.57	40,250	52.26		34.8
Time deposits	56,199	1,043	3.74	56,329	1,205	4.30	(.2)
Total interest-bearing deposits	425,297	5,052	2.40	424,383	5,912	2.80	.2
Short-term borrowings
Federal funds purchased	847	18	4.25	339	9	5.09	*
Securities sold under agreements to repurchase	9,851	216	4.42	5,302	129	4.90	85.8
Commercial paper	4,508	62	2.78	7,501	149	4.00	(39.9)
Other short-term borrowings(d)	5,621	244	8.75	3,589	281	15.74	56.6
Total short-term borrowings	20,827	540	5.23	16,731	568	6.82	24.5
Long-term debt	60,360	1,385	4.63	52,794	1,263	4.81	14.3
Total interest-bearing liabilities	506,484	6,977	2.78	493,908	7,743	3.15	2.5
Other liabilities	24,772			25,385			(2.4)
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	53,450			49,041			9.0
Total U.S. Bancorp shareholders’ equity	60,258			55,849			7.9
Noncontrolling interests	459			463			(.9)
Total equity	60,717			56,312			7.8
Total liabilities and equity	$671,378			$659,707			1.8
Net interest income		$8,202			$8,067
Gross interest margin			2.21%			2.12%
Gross interest margin without taxable-equivalent increments			2.19%			2.10%
Percent of Earning Assets
Interest income			4.99%			5.27%
Interest expense			2.30			2.59
Net interest margin			2.69%			2.68%
Net interest margin without taxable-equivalent increments			2.67%			2.66%
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

Part II — Other Information
Item 1. Legal Proceedings — See the information set forth in “Litigation and Regulatory Matters” in Note 15 in the Notes to Consolidated Financial Statements on page 72 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for discussion of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — See the information set forth in the “Capital Management” section on page 25 of this Report for information regarding shares repurchased by the Company during the second quarter of 2025, which is incorporated herein by reference.
Item 5. Other Information — During the three months ended June 30, 2025, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed on April 20, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 19, 2023).
10.1	First Amendment of the U.S. Bank Non-Qualified Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 16, 2025).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

78	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. BANCORP

	By:	/s/ LISA R. STARK
Dated: August 7, 2025		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	79

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