Form 10-Q
period 2025-09-30
US BANCORP \DE\
filed 2025-11-05
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2025
Common Stock, $.01 Par Value	1,554,434,067 shares

Table of Contents and Form 10-Q Cross Reference Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.
This quarterly report on Form 10-Q contains forward-looking statements about U.S. Bancorp. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, future economic conditions and the anticipated future revenue, expenses, financial condition, asset quality, capital and liquidity levels, plans, prospects, targets, initiatives and operations of U.S. Bancorp. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “projects,” “forecasts,” “intends,” “plans,” “goals,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.”
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
•Changes in interest rates;
•Increases in unemployment rates;
•Deterioration in the credit quality of U.S. Bancorp's loan portfolios or in the value of the collateral securing those loans;

U.S. Bancorp	1

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
•Impacts of political events, including government shutdowns;
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

2	U.S. Bancorp

TABLE 1	Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2025	2024	Percent Change	2025	2024	Percent Change
Condensed Income Statement
Net interest income	$4,222	$4,135	2.1%	$12,365	$12,143	1.8%
Taxable-equivalent adjustment(a)	29	31	(6.5)	88	90	(2.2)
Net interest income (taxable-equivalent basis)(b)	4,251	4,166	2.0	12,453	12,233	1.8
Noninterest income	3,078	2,698	14.1	8,838	8,213	7.6
Total net revenue	7,329	6,864	6.8	21,291	20,446	4.1
Noninterest expense	4,197	4,204	(.2)	12,610	12,877	(2.1)
Provision for credit losses	571	557	2.5	1,609	1,678	(4.1)
Income before taxes	2,561	2,103	21.8	7,072	5,891	20.0
Income taxes and taxable-equivalent adjustment	553	381	45.1	1,527	1,232	23.9
Net income	2,008	1,722	16.6	5,545	4,659	19.0
Net (income) loss attributable to noncontrolling interests	(7)	(8)	12.5	(20)	(23)	13.0
Net income attributable to U.S. Bancorp	$2,001	$1,714	16.7	$5,525	$4,636	19.2
Net income applicable to U.S. Bancorp common shareholders	$1,893	$1,601	18.2	$5,229	$4,328	20.8
Per Common Share
Earnings per share	$1.22	$1.03	18.4	$3.36	$2.77	21.3
Diluted earnings per share	1.22	1.03	18.4	3.35	2.77	20.9
Dividends declared per share	.52	.50	4.0	1.52	1.48	2.7
Book value per share(c)	36.33	33.34	9.0
Market value per share	48.33	45.73	5.7
Average common shares outstanding	1,557	1,561	(.3)	1,558	1,560	(.1)
Average diluted common shares outstanding	1,557	1,561	(.3)	1,559	1,561	(.1)
Financial Ratios
Return on average assets	1.17%	1.03%		1.10%	.94%
Return on average common equity	13.5	12.4		12.9	11.6
Return on tangible common equity(b)	18.6	17.9		18.0	17.2
Net interest margin (taxable-equivalent basis)(a)	2.75	2.74		2.71	2.70
Efficiency ratio(b)	57.2	60.2		59.0	62.5
Net charge-offs as a percent of average loans outstanding	.56	.60		.58	.57
Average Balances
Loans	$379,152	$374,070	1.4%	$378,903	$373,278	1.5%
Investment securities(d)	173,423	166,899	3.9	172,489	165,059	4.5
Earning assets	617,517	607,180	1.7	613,723	604,080	1.6
Assets	679,605	664,640	2.3	674,150	661,363	1.9
Noninterest-bearing deposits	79,890	80,939	(1.3)	79,568	83,040	(4.2)
Deposits	511,782	508,757.6		507,087	508,576	(.3)
Short-term borrowings	15,698	17,723	(11.4)	19,099	17,064	11.9
Long-term debt	63,329	54,841	15.5	61,360	53,482	14.7
Total U.S. Bancorp shareholders’ equity	62,643	58,283	7.5	61,062	56,666	7.8

	September 30, 2025	December 31, 2024
Period End Balances
Loans	$382,517	$379,832.7%
Investment securities	165,996	164,626.8
Assets	695,357	678,318	2.5
Deposits	526,149	518,309	1.5
Long-term debt	62,535	58,002	7.8
Total U.S. Bancorp shareholders’ equity	63,340	58,578	8.1
Asset Quality
Nonperforming assets	$1,654	$1,832	(9.7)%
Allowance for credit losses	7,897	7,925	(.4)
Allowance for credit losses as a percentage of period-end loans	2.06%	2.09%
Capital Ratios
Common equity tier 1 capital	10.9%	10.6%
Tier 1 capital	12.4	12.2
Total risk-based capital	14.4	14.3
Leverage	8.6	8.3
Total leverage exposure	7.0	6.8
Tangible common equity to tangible assets(b)	6.4	5.8
Tangible common equity to risk-weighted assets(b)	9.3	8.5
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

Management’s Discussion and Analysis
Overview
Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $2.0 billion for the third quarter of 2025, or $1.22 per diluted common share, compared with $1.7 billion, or $1.03 per diluted common share, for the third quarter of 2024. Return on average assets and return on average common equity were 1.17 percent and 13.5 percent, respectively, for the third quarter of 2025, compared with 1.03 percent and 12.4 percent, respectively, for the third quarter of 2024.
Total net revenue for the third quarter of 2025 was $465 million (6.8 percent) higher than the third quarter of 2024, reflecting a 2.1 percent increase in net interest income (2.0 percent on a taxable-equivalent basis) and a 14.1 percent increase in noninterest income. The increase in net interest income from the third quarter of 2024 was primarily due to the favorable impact of the change in asset mix, fixed asset repricing and lower rates paid on interest-bearing deposits. The increase in noninterest income was driven by higher revenue across most categories.
Noninterest expense in the third quarter of 2025 was $7 million (0.2 percent) lower than the third quarter of 2024, primarily due to lower compensation and employee benefits expense, partially offset by higher technology and communications expense and other noninterest expense.
The provision for credit losses for the third quarter of 2025 was $14 million (2.5 percent) higher than the third quarter of 2024, primarily due to loan portfolio growth. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Net income attributable to U.S. Bancorp for the first nine months of 2025 was $5.5 billion, or $3.35 per diluted common share, compared with $4.6 billion, or $2.77 per diluted common share, for the first nine months of 2024. Return on average assets and return on average common equity were 1.10 percent and 12.9 percent, respectively, for the first nine months of 2025, compared with 0.94 percent and 11.6 percent, respectively, for the first nine months of 2024. The results for the first nine months of 2024 included the impact of $291 million ($218 million net-of-tax) of notable items, including $155 million of merger and integration charges associated with the acquisition of MUFG Union Bank, N.A. (“MUB”) and $136 million related to incremental FDIC special assessment charges. Combined, these items decreased diluted earnings per common share for the first nine months of 2024 by $0.14.
Total net revenue for the first nine months of 2025 was $845 million (4.1 percent) higher than the first nine months of 2024, reflecting a 1.8 percent increase in net interest income and a 7.6 percent increase in noninterest income. The increase in net interest income from the first nine months of 2024 was primarily due to the favorable impact of the change in asset mix, fixed asset repricing and lower rates paid on interest-bearing deposits. The increase in noninterest income was driven by higher revenue across most categories.
Noninterest expense in the first nine months of 2025 was $267 million (2.1 percent) lower than the first nine months of 2024, primarily due to the impact of merger and integration charges in the prior year and lower compensation and employee benefits expense, partially offset by higher technology and communications expense and marketing and business development expense.
The provision for credit losses for the first nine months of 2025 was $69 million (4.1 percent) lower than the first nine months of 2024, primarily driven by the impact of loan portfolio sales during the second quarter of 2025 and improved credit quality. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Statement of Income Analysis
Net Interest Income Net interest income, on a taxable-equivalent basis, was $4.3 billion in the third quarter and $12.5 billion in the first nine months of 2025, representing increases of $85 million (2.0 percent) and $220 million (1.8 percent), respectively, compared with the same periods of 2024. The increases were primarily due to the favorable impact of the change in asset mix, fixed asset repricing and lower rates paid on interest-bearing deposits. Average earning assets for the third quarter and first nine months of 2025 were $10.3 billion (1.7 percent) and $9.6 billion (1.6 percent) higher, respectively, than the same periods of 2024, reflecting increases in investment securities, loans and other earning assets, partially offset by a decrease in interest-bearing deposits with banks. The net interest margin, on a taxable-equivalent basis, in the third quarter of 2025 was 2.75 percent, compared with 2.74 percent in the third quarter of 2024. The increase was primarily due to favorable asset mix and fix asset repricing. The net interest margin, on a taxable-equivalent basis, in the first nine months of 2025 was 2.71 percent, compared with 2.70 percent in the first nine months of 2024. The increase from the prior year was primarily due to improved asset mix and fixed asset repricing, partially offset by deposit mix. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average total loans in the third quarter and first nine months of 2025 were $5.1 billion (1.4 percent) and $5..6 billion (1.5 percent) higher, respectively, than the same periods of 2024. The increases were primarily due to higher commercial loans and credit card loans, partially offset by lower commercial real estate loans, other retail loans and residential mortgages. The increase in average commercial loans was primarily due to growth in loans to financial institutions. The increase in average credit card loans was primarily driven by higher spend volume. The decrease in average commercial real estate loans was primarily due to payoffs and loan

4	U.S. Bancorp

workout activities. The decrease in average other retail loans was driven by lower automobile loans, including the impact of a portfolio sale during the second quarter of 2025. Average residential mortgages decreased primarily due to a portfolio sale in the second quarter of 2025.
Average investment securities in the third quarter and first nine months of 2025 were $6.5 billion (3.9 percent) and $7.4 billion (4.5 percent) higher, respectively, than the same periods of 2024.
Average total deposits for the third quarter and first nine months of 2025 were $3.0 billion (0.6 percent) higher and $1.5 billion (0.3 percent) lower, respectively, than the same periods of 2024. Average total savings deposits for the third quarter and first nine months of 2025 were $6.0 billion (1.6 percent) and $2.7 billion (0.7 percent) higher, respectively, than the same periods of 2024, primarily due to increases in Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances. Average noninterest-bearing deposits for the third quarter and first nine months of 2025 were $1.0 billion (1.3 percent) and $3.5 billion (4.2 percent) lower, respectively, than the same periods of 2024, driven by a decrease in Consumer and Business Banking balances. Average noninterest-bearing deposits further decreased in the first nine months of 2025, compared with the first nine months of 2024, due to a decrease in Wealth, Corporate, Commercial and Institutional Banking balances. Average time deposits for the third quarter and first nine months of 2025 were $1.9 billion (3.2 percent) and $716 million (1.3 percent) lower, respectively, than the same periods of 2024, mainly due to a decrease in Wealth, Corporate, Commercial and Institutional Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Provision for Credit Losses The provision for credit losses was $571 million in the third quarter of 2025, representing an increase of $14 million (2.5 percent) from the third quarter of 2024, primarily due to loan growth. Net charge-offs decreased $28 million (5.0 percent) in the third quarter of 2025, compared with the third quarter of 2024, driven by lower commercial and credit card loan net charge-offs. The provision for credit losses was $1.6 billion in the first nine months of 2025, representing a decrease of $69 million (4.1 percent) from the first nine months of 2024, primarily driven by the impact of loan sales during the second quarter of 2025 and improved credit quality. Net charge-offs increased $47 million (3.0 percent) in the first nine months of 2025, compared with the first nine months of 2024, primarily due to higher commercial real estate and other retail loan net charge-offs, partially offset by lower commercial loan net charge-offs. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income was $3.1 billion in the third quarter and $8.8 billion in the first nine months of 2025, representing increases of $380 million (14.1 percent) and $625 million (7.6 percent), respectively, compared with the same periods of 2024. The increases from the prior year reflected higher trust and investment management fees, capital markets revenue, payment services revenue, service charges, mortgage banking revenue and other noninterest income. Trust and investment management fees increased primarily due to business growth and favorable market conditions. Capital markets revenue increased primarily due to higher syndication activity. Capital markets revenue also increased in the third quarter of 2025, compared with the third quarter of 2024, due to higher corporate bond underwriting fees. Payment services revenue increased primarily due to increases in merchant processing services and card revenue, both driven by higher sales volume. Service charges increased due to higher treasury management fees. Service charges also increased in the third quarter of 2025, compared with the third quarter of 2024, due to higher deposit service charges. Mortgage banking revenue increased in the third quarter of 2025, compared with the third quarter of 2024, primarily due to the change in fair value of mortgage servicing rights (“MSRs”), net of hedging activities. Other noninterest income increased primarily due to higher tax credit investment activity.

U.S. Bancorp	5

TABLE 2	Noninterest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2025	2024	Percent Change	2025	2024	Percent Change
Card revenue	$440	$426	3.3%	$1,280	$1,246	2.7%
Corporate payment products revenue	195	203	(3.9)	576	582	(1.0)
Merchant processing services	463	440	5.2	1,352	1,295	4.4
Trust and investment management fees	730	667	9.4	2,113	1,957	8.0
Service charges	333	302	10.3	984	939	4.8
Capital markets revenue	434	397	9.3	1,206	1,159	4.1
Mortgage banking revenue	180	155	16.1	515	511.8
Investment products fees	97	84	15.5	274	243	12.8
Other	213	143	49.0	602	434	38.7
Total fee revenue	3,085	2,817	9.5	8,902	8,366	6.4
Securities gains (losses), net	(7)	(119)	94.1	(64)	(153)	58.2
Total noninterest income	$3,078	$2,698	14.1%	$8,838	$8,213	7.6%

TABLE 3	Noninterest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2025	2024	Percent Change	2025	2024	Percent Change
Compensation and employee benefits	$2,561	$2,637	(2.9)%	$7,798	$7,947	(1.9)%
Net occupancy and equipment	300	317	(5.4)	907	929	(2.4)
Professional services	117	130	(10.0)	324	356	(9.0)
Marketing and business development	175	165	6.1	518	459	12.9
Technology and communications	560	524	6.9	1,627	1,540	5.6
Other intangibles	125	142	(12.0)	372	430	(13.5)
Other	359	289	24.2	1,064	1,061.3
Total before merger and integration charges	4,197	4,204	(.2)	12,610	12,722	(.9)
Merger and integration charges	—	—	—	—	155	*
Total noninterest expense	$4,197	$4,204	(.2)%	$12,610	$12,877	(2.1)%
Efficiency ratio(a)	57.2%	60.2%		59.0%	62.5%
*Not meaningful
(a)See Non-GAAP Financial Measures beginning on page 29.
Noninterest Expense Noninterest expense was $4.2 billion in the third quarter and $12.6 billion in the first nine months of 2025, representing decreases of $7 million (0.2 percent) and $267 million (2.1 percent), respectively, from the same periods of 2024. The decreases from the prior year reflected lower compensation and employee benefits expense and lower net occupancy and equipment expense, partially offset by higher technology and communications expense. Noninterest expense further decreased in the first nine months of 2025, compared with the first nine months of 2024, due to the impacts in the prior year of merger and integration charges and the FDIC special assessment, partially offset by higher marketing and business development expense in the first nine months of 2025. Compensation and employee benefits expense decreased primarily due to cost savings from operational efficiencies, partially offset by merit increases. Net occupancy and equipment expense decreased due to cost savings from operational efficiencies. Technology and communications expense increased primarily due to investments in infrastructure and technology development. Marketing and business development expense increased in the first nine months of 2025, compared with the first nine months of 2024, primarily due to a charitable foundation contribution in the first quarter of 2025.
Income Tax Expense The provision for income taxes was $524 million (an effective rate of 20.7 percent) for the third quarter and $1.4 billion (an effective rate of 20.6 percent) for the first nine months of 2025, compared with $350 million (an effective rate of 16.9 percent) and $1.1 billion (an effective rate of 19.7 percent) for the same periods of 2024, respectively. The tax rate in the third quarter and first nine months of 2024 reflected the impact of favorable settlements. For further information on income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

6	U.S. Bancorp

Balance Sheet Analysis
Loans The Company’s loan portfolio was $382.5 billion at September 30, 2025, compared with $379.8 billion at December 31, 2024, an increase of $2.7 billion (0.7 percent). The increase was driven by higher commercial loans, partially offset by lower residential mortgages and other retail loans.
Commercial loans increased $8.9 billion (6.4 percent) at September 30, 2025, compared with December 31, 2024, primarily due to growth in loans to financial institutions.
Credit card loans increased $244 million (0.8 percent) at September 30, 2025, compared with December 31, 2024, primarily due to higher spend volume.
Residential mortgages held in the loan portfolio decreased $3.8 billion (3.2 percent) at September 30, 2025, compared with December 31, 2024, driven by a portfolio sale in the second quarter of 2025. Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Other retail loans decreased $2.1 billion (5.0 percent) at September 30, 2025, compared with December 31, 2024, primarily due to a decrease in automobile loans, including the impact of a portfolio sale during the second quarter of 2025.
Commercial real estate loans decreased $615 million (1.3 percent) at September 30, 2025, compared with December 31, 2024, primarily due to payoffs and loan workout activities.
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
Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $2.5 billion at September 30, 2025, compared with $2.6 billion at December 31, 2024. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government sponsored enterprises (“GSEs”).
Investment Securities Investment securities totaled $166.0 billion at September 30, 2025, compared with $164.6 billion at December 31, 2024. The $1.4 billion (0.8 percent) increase was primarily due to a $1.7 billion favorable change in net unrealized gains (losses) on available-for-sale investment securities.
The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At September 30, 2025, the Company’s net unrealized losses on available-for-sale investment securities were $5.1 billion ($3.8 billion net-of-tax), compared with net unrealized losses of $6.8 billion ($5.1 billion net-of-tax) at December 31, 2024. The favorable change in net unrealized gains (losses) was primarily due to increases in the fair value of U.S. treasury and mortgage-backed securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $5.4 billion at September 30, 2025, compared with $6.9 billion at December 31, 2024. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of the underlying collateral, the existence of any government or agency guarantees, and market conditions. At September 30, 2025, the Company had no plans to sell securities with unrealized losses, and believed it was more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 3 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.

U.S. Bancorp	7

TABLE 4	Investment Securities

	September 30, 2025				December 31, 2024
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies	$647	$641	1.6	3.00%	$1,296	$1,275	1.3	2.85%
Mortgage-backed securities(a)	76,022	66,440	8.2	2.31	77,094	64,753	8.8	2.19
Other	262	265	1.7	2.68	244	247	2.2	2.73
Total held-to-maturity	$76,931	$67,346	8.1	2.31%	$78,634	$66,275	8.7	2.20%
Available-for-Sale
U.S. Treasury and agencies	$28,556	$27,068	4.3	2.54%	$30,467	$28,387	5.1	2.98%
Mortgage-backed securities(a)	47,583	45,378	6.2	3.94	44,238	40,638	7.4	3.82
Asset-backed securities(a)	6,842	6,865	4.2	5.36	7,136	7,165	3.8	5.56
Obligations of state and political subdivisions(b)(c)	10,571	9,486	11.1	3.69	10,690	9,552	11.7	3.72
Other	265	268	1.6	4.71	249	250	1.5	4.79
Total available-for-sale(d)	$93,817	$89,065	6.0	3.59%	$92,780	$85,992	6.8	3.67%
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
(d)Amortized cost excludes portfolio level basis adjustments of $304 million at September 30, 2025 and $13 million at December 31, 2024.
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
Deposits Total deposits were $526.1 billion at September 30, 2025, compared with $518.3 billion at December 31, 2024. The $7.8 billion (1.5 percent) increase in total deposits was primarily driven by an increase in noninterest-bearing deposits. Noninterest-bearing deposits increased $7.4 billion (8.8 percent) at September 30, 2025, compared with December 31, 2024, primarily driven by an increase in Wealth, Corporate, Commercial and Institutional Banking balances. Time deposits increased $257 million (0.5 percent) at September 30, 2025, compared with December 31, 2024, driven by higher Consumer and Business Banking balances, partially offset by lower Wealth, Corporate, Commercial and Institutional Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Savings account balances increased $17.8 billion (39.1 percent), driven by higher Consumer and Business Banking balances. Interest checking balances increased $4.0 billion (3.1 percent), primarily due to higher Wealth, Corporate, Commercial and Institutional Banking balances. Money market deposit balances decreased $21.6 billion (10.4 percent), primarily due to lower Consumer and Business Banking, and Wealth, Corporate, Commercial and Institutional Banking balances.

Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $15.4 billion at September 30, 2025, compared with $15.5 billion at December 31, 2024. The $69 million (0.4 percent) decrease in short-term borrowings was primarily due to decreases in short-term Federal Home Loan Bank (“FHLB”) advances and repurchase agreement balances, partially offset by higher other short-term borrowing balances. Long-term debt was $62.5 billion at September 30, 2025, compared with $58.0 billion at December 31, 2024. The $4.5 billion (7.8 percent) increase was primarily due to $5.0 billion of medium-term note issuances, $1.9 billion of bank note issuances and $1.3 billion of credit-linked bank note issuances, partially offset by $2.2 billion of bank note and $1.5 billion of medium-term note repayments and maturities and a $500 million decrease in FHLB advances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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
The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputation. Credit risk is the risk of loss associated with a change in the credit profile or the failure of a borrower or counterparty to meet its contractual obligations. Interest rate risk is the current or prospective risk to earnings and capital arising from the impact of changes in interest rates. Market risk is the risk associated with fluctuations in interest rates, foreign exchange rates, commodities and credit spreads that may result in changes in the values of financial instruments, such as trading securities, mortgage loans held for sale (“MLHFS”) and MSRs. Liquidity risk is the risk that financial condition or overall safety and soundness is adversely affected by the Company’s inability, or perceived inability, to meet its cash flow obligations in a timely and complete manner in either normal or stressed conditions. Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, people (including human errors or misconduct), or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, financial losses, and reputational damage if it fails to adhere to compliance requirements and the Company’s compliance policies. Strategic risk is the risk to current or projected financial condition and resilience arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputation risk is the risk to current or projected financial condition and resilience arising from negative public opinion. This risk may impair the Company’s competitiveness by affecting its ability to establish new relationships or services, or continue servicing existing relationships. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual
Report on Form 10-K for the year ended December 31, 2024, for a detailed discussion of these factors.
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
The Company manages its credit risk, in part, through diversification of its loan portfolio, which is achieved through limit setting by product type criteria, such as industry and geography, and identification of credit concentrations. The Company categorizes its loan portfolio into two segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s two loan portfolio segments are commercial lending and consumer lending.
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
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at September 30, 2025:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$11,935	$90,204	$102,139	88.8%
Over 80% through 90%	194	4,475	4,669	4.1
Over 90% through 100%	27	822	849.7
Over 100%	4	341	345.3
No LTV available	—	6	6	—
Loans purchased from GNMA mortgage pools(a)	—	7,038	7,038	6.1
Total	$12,160	$102,886	$115,046	100.0%
(a)Represents loans purchased and loans that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$10,481	$2,767	$13,248	95.6%
Over 80% through 90%	406	99	505	3.6
Over 90% through 100%	52	15	67.5
Over 100%	17	4	21.2
No LTV/CLTV available	17	—	17.1
Total	$10,973	$2,885	$13,858	100.0%

Credit card and other retail loans are diversified across customer segments and geographies. Diversification in the credit card portfolio is achieved with broad customer relationship distribution through the Company’s and financial institution partners’ branches, retail and affinity partners, and digital channels.
The following table provides a summary of the Company’s credit card loan balances disaggregated based upon updated credit score at September 30, 2025:

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
Accruing loans 90 days or more past due totaled $840 million at September 30, 2025, compared with $810 million at December 31, 2024. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.22 percent at September 30, 2025, compared with 0.21 percent at December 31, 2024.

U.S. Bancorp	11

TABLE 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due	September 30, 2025	December 31, 2024
Commercial
Commercial	.06%	.07%
Lease financing	—	—
Total commercial	.06	.07
Commercial Real Estate
Commercial mortgages	—	—
Construction and development	.19	.09
Total commercial real estate	.04	.02
Residential Mortgages(a)	.26	.17
Credit Card	1.26	1.43
Other Retail
Retail leasing	.06	.05
Home equity and second mortgages	.18	.25
Other	.11	.11
Total other retail	.13	.15
Total loans	.22%	.21%

90 days or more past due and nonperforming loans	September 30, 2025	December 31, 2024
Commercial	.55%	.55%
Commercial real estate	1.24	1.70
Residential mortgages(a)	.38	.30
Credit card	1.26	1.43
Other retail	.51	.50
Total loans	.64%	.69%
(a)Delinquent loan ratios exclude $2.4 billion at September 30, 2025, and $2.3 billion at December 31, 2024, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due and nonperforming to total residential mortgages was 2.47 percent at September 30, 2025, and 2.28 percent at December 31, 2024.

12	U.S. Bancorp

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Residential Mortgages(a)
30-89 days	$162	$188.14%		.16%
90 days or more	298	206.26		.17
Nonperforming	143	152.12		.13
Total	$603	$546.52%		.46%
Credit Card
30-89 days	$409	$428	1.34%	1.41%
90 days or more	384	435	1.26	1.43
Nonperforming	—	—	—	—
Total	$793	$863	2.59%	2.84%
Other Retail
Retail Leasing
30-89 days	$19	$25.52%		.62%
90 days or more	2	2.06		.05
Nonperforming	6	7.17		.17
Total	$27	$34.74%		.84%
Home Equity and Second Mortgages
30-89 days	$50	$61.36%		.45%
90 days or more	25	34.18		.25
Nonperforming	130	121.94		.89
Total	$205	$216	1.48%	1.59%
Other(b)
30-89 days	$107	$143.47%		.58%
90 days or more	24	28.11		.11
Nonperforming	19	19.08		.08
Total	$150	$190.66%		.77%
(a)Excludes $626 million of loans 30-89 days past due and $2.4 billion of loans 90 days or more past due at September 30, 2025, purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that continue to accrue interest, compared with $660 million and $2.3 billion at December 31, 2024, respectively.
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
At September 30, 2025, total nonperforming assets were $1.7 billion, compared to $1.8 billion at December 31, 2024. The $178 million (9.7 percent) decrease in nonperforming assets was primarily due to lower nonperforming commercial real estate loans. The ratio of total nonperforming assets to total loans and other real estate was 0.43 percent at September 30, 2025, compared with 0.48 percent at December 31, 2024.
OREO was $23 million at September 30, 2025, compared with $21 million at December 31, 2024, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

14	U.S. Bancorp

TABLE 6	Nonperforming Assets(a)

(Dollars in Millions)	September 30, 2025	December 31, 2024
Commercial
Commercial	$708	$644
Lease financing	25	26
Total commercial	733	670
Commercial Real Estate
Commercial mortgages	558	789
Construction and development	21	35
Total commercial real estate	579	824
Residential Mortgages(b)	143	152
Credit Card	—	—
Other Retail
Retail leasing	6	7
Home equity and second mortgages	130	121
Other	19	19
Total other retail	155	147
Total nonperforming loans(1)	1,610	1,793
Other Real Estate(c)	23	21
Other Assets	21	18
Total nonperforming assets	$1,654	$1,832
Accruing loans 90 days or more past due(b)	$840	$810
Period-end loans(2)	$382,517	$379,832
Nonperforming loans to total loans(1)/(2)	.42%	.47%
Nonperforming assets to total loans plus other real estate(c)	.43%	.48%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2024	$1,494	$338	$1,832
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	1,055	130	1,185
Advances on loans	56	1	57
Total additions	1,111	131	1,242
Reductions in nonperforming assets
Paydowns, payoffs	(790)	(36)	(826)
Net sales	(38)	(17)	(55)
Return to performing status	(83)	(55)	(138)
Charge-offs(d)	(382)	(19)	(401)
Total reductions	(1,293)	(127)	(1,420)
Net additions to (reductions in) nonperforming assets	(182)	4	(178)
Balance September 30, 2025	$1,312	$342	$1,654
(a)Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)Excludes $2.4 billion at September 30, 2025, and $2.3 billion at December 31, 2024, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(c)Foreclosed GNMA loans of $63 million at September 30, 2025, and $46 million at December 31, 2024, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(d)Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	15

TABLE 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30
	2025			2024
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$141,542	$85.24%		$128,979	$139.43%
Lease financing	4,250	7.65		4,159	8.77
Total commercial	145,792	92.25		133,138	147.44
Commercial Real Estate
Commercial mortgages	38,384	103	1.06	40,343	69.68
Construction and development	9,862	—	—	11,111	1.04
Total commercial real estate	48,246	103.85		51,454	70.54
Residential Mortgages	114,780	(1)	—	117,559	(3)	(.01)
Credit Card	30,241	284	3.73	28,994	299	4.10
Other Retail
Retail leasing	3,718	17	1.81	4,088	5.49
Home equity and second mortgages	13,790	(2)	(.06)	13,239	(1)	(.03)
Other	22,585	43.76		25,598	47.73
Total other retail	40,093	58.57		42,925	51.47
Total loans	$379,152	$536.56%		$374,070	$564.60%

	Nine Months Ended September 30
	2025			2024
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$139,047	$366.35%		$128,582	$383.40%
Lease financing	4,220	17.54		4,167	23.74
Total commercial	143,267	383.36		132,749	406.41
Commercial Real Estate
Commercial mortgages	38,400	155.54		40,918	119.39
Construction and development	10,132	1.01		11,339	8.09
Total commercial real estate	48,532	156.43		52,257	127.32
Residential Mortgages	116,398	(2)	—	116,563	(7)	(.01)
Credit Card	29,747	926	4.16	28,430	910	4.28
Other Retail
Retail leasing	3,858	40	1.39	4,118	13.42
Home equity and second mortgages	13,671	(3)	(.03)	13,092	(2)	(.02)
Other	23,430	137.78		26,069	143.73
Total other retail	40,959	174.57		43,279	154.48
Total loans	$378,903	$1,637.58%		$373,278	$1,590.57%
Analysis of Loan Net Charge-offs Total loan net charge-offs were $536 million for the third quarter and $1.6 billion for the first nine months of 2025, compared with $564 million and $1.6 billion, respectively, for the same periods of 2024. The decrease in net charge-offs in the third quarter of 2025, compared with the third quarter of 2024, was driven by lower commercial and credit card loan net charge-offs. The increase in net charge-offs in the first nine months of 2025, compared with the first nine months of 2024, was primarily due to higher commercial real estate and other retail loan net charge-offs, partially offset by lower commercial loan net charge-offs. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2025 was 0.56 percent and 0.58 percent,

16	U.S. Bancorp

respectively, compared with 0.60 percent and 0.57 percent, respectively, for the same periods of 2024.
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
For loans and leases that do not share similar risk characteristics with a pool of loans, the Company establishes individually assessed reserves. Reserves for larger individual nonperforming loans in the commercial lending segment are analyzed utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans as appropriate.
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
When a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered PCD. An allowance is established for each population and considers product mix, risk characteristics of the portfolio and delinquency status and refreshed LTV ratios when possible. Considerations for PCD loans include whether the loan has experienced a charge-off, bankruptcy or significant deterioration since origination. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company had a total net book balance of $1.8 billion of PCD loans, primarily related to the MUB acquisition, included in its loan portfolio at September 30, 2025.
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
The allowance for credit losses was $7.9 billion at both September 30, 2025 and December 31, 2024. The $28 million (0.4 percent) decrease in the allowance for credit losses at September 30, 2025, compared with December 31, 2024, was primarily driven by the impact of loan sales during the second quarter of 2025, along with improved credit quality and portfolio mix. The Company continued to monitor economic uncertainty related to interest rates, inflationary pressures, including those related to changing tariff policies, the government shutdown and other economic factors that may affect the financial strength of corporate and consumer borrowers. The Company also continued to monitor the commercial real estate office portfolio and reflected an allowance to loan coverage ratio of approximately 10 percent at September 30, 2025. In addition to these broad economic factors, the Company considered various factors for determining its expected loss estimates, including customer specific information impacting changes in risk ratings, projected delinquencies and the impact of economic deterioration on selected borrowers’ liquidity and ability to repay.
The ratio of the allowance for credit losses to period-end loans was 2.06 percent at September 30, 2025, compared with 2.09 percent at December 31, 2024. The ratio of the allowance for credit losses to nonperforming loans was 490 percent at September 30, 2025, compared with 442 percent at December 31, 2024. The ratio of the allowance for credit losses to annualized loan net charge-offs was 371 percent at September 30, 2025, compared with 368 percent of full year 2024 net charge-offs at December 31, 2024.
The allowance for credit losses related to commercial lending segment loans decreased $98 million during the first nine months of 2025, reflecting improved credit quality and portfolio mix, partially offset by commercial loan growth and increased economic uncertainty.
The allowance for credit losses related to consumer lending segment loans increased $70 million during the first nine months of 2025, primarily driven by loan growth and the impacts of economic uncertainty, partially offset by the impact of loan sales during the second quarter of 2025.
Economic conditions considered in estimating the allowance for credit losses at September 30, 2025 included changes in projected gross domestic product and unemployment levels. These factors were evaluated through a combination of quantitative calculations using multiple economic scenarios and additional qualitative assessments that considered the degree of economic uncertainty in the current environment. The projected unemployment rates considered in the estimate ranged from 3.6 percent to 9.4 percent, with a peak weighted average unemployment rate of 5.9 percent.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
United States unemployment rate for the three months ending(a)
September 30, 2025	4.3%	4.4%
December 31, 2025	4.5	4.3
September 30, 2026	4.4	4.4
United States real gross domestic product for the three months ending(b)
September 30, 2025	1.3%	1.7%
December 31, 2025	.9	1.7
September 30, 2026	1.6	2.1
(a)Reflects quarterly average of forecasted reported United States unemployment rate.
(b)Reflects year-over-year growth rates.

18	U.S. Bancorp

TABLE 8	Summary of Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2025	2024	2025	2024
Balance at beginning of period	$7,862	$7,934	$7,925	$7,839
Charge-Offs
Commercial
Commercial	120	155	447	455
Lease financing	9	10	24	29
Total commercial	129	165	471	484
Commercial real estate
Commercial mortgages	109	79	207	144
Construction and development	1	1	2	8
Total commercial real estate	110	80	209	152
Residential mortgages	3	3	11	10
Credit card	344	347	1,103	1,042
Other retail
Retail leasing	21	8	51	23
Home equity and second mortgages	2	2	5	7
Other	60	64	192	198
Total other retail	83	74	248	228
Total charge-offs	669	669	2,042	1,916
Recoveries
Commercial
Commercial	35	16	81	72
Lease financing	2	2	7	6
Total commercial	37	18	88	78
Commercial real estate
Commercial mortgages	6	10	52	25
Construction and development	1	—	1	—
Total commercial real estate	7	10	53	25
Residential mortgages	4	6	13	17
Credit card	60	48	177	132
Other retail
Retail leasing	4	3	11	10
Home equity and second mortgages	4	3	8	9
Other	17	17	55	55
Total other retail	25	23	74	74
Total recoveries	133	105	405	326
Net Charge-Offs
Commercial
Commercial	85	139	366	383
Lease financing	7	8	17	23
Total commercial	92	147	383	406
Commercial real estate
Commercial mortgages	103	69	155	119
Construction and development	—	1	1	8
Total commercial real estate	103	70	156	127
Residential mortgages	(1)	(3)	(2)	(7)
Credit card	284	299	926	910
Other retail
Retail leasing	17	5	40	13
Home equity and second mortgages	(2)	(1)	(3)	(2)
Other	43	47	137	143
Total other retail	58	51	174	154
Total net charge-offs	536	564	1,637	1,590
Provision for credit losses	571	557	1,609	1,678
Balance at end of period	$7,897	$7,927	$7,897	$7,927
Components
Allowance for loan losses	$7,557	$7,560
Liability for unfunded credit commitments	340	367
Total allowance for credit losses(1)	$7,897	$7,927
Period-end loans(2)	$382,517	$374,164
Nonperforming loans(3)	1,610	1,809
Allowance for Credit Losses as a Percentage of
Period-end loans(1)/(2)	2.06%	2.12%
Nonperforming loans(1)/(3)	490	438
Nonperforming and accruing loans 90 days or more past due	322	311
Nonperforming assets	477	429
Annualized net charge-offs	371	353

U.S. Bancorp	19

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2025, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2024. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion on residual value risk management.
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
The Company maintains a system of controls with the objectives of providing proper transaction authorization and execution, proper system operations and proper oversight of third parties with whom it does business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. The Company also maintains a cybersecurity risk program which provides centralized planning and management of related and interdependent work with a focus on risks from cybersecurity threats. The Company's cybersecurity risk program is integrated into the Company's overall business and operational strategies and requires that the Company allocate appropriate resources to maintain the program. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion on operational risk management.
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

TABLE 9	Sensitivity of Net Interest Income

	September 30, 2025				December 31, 2024
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Immediate	Up 200 bps Immediate	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Immediate	Up 200 bps Immediate
Net interest income	.15%	(.35)%	(.96)%	.06%	.25%	.17%	.01%	1.05%

20	U.S. Bancorp

Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, customer behavior, deposit pricing and funding decisions. From December 31, 2024 to September 30, 2025, changes in net interest income sensitivities reflect updates to both the actual and projected balance sheet, as well as enhancements to behavioral models made in the third quarter of 2025. The Company periodically assesses interest rate risk scenarios and behavioral assumptions, such as deposit rotation, pricing sensitivity and mortgage prepayment speeds, based on historical and projected through-the-cycle experience. As of September 30, 2025, the Company remains relatively neutral to a parallel 50 basis point shift in interest rates, as asset and liability repricing remains closely aligned. Under more significant rate shock scenarios, certain assets and liabilities, particularly mortgage assets and deposit products, are expected to exhibit non-linear behavior, resulting in varying impacts to net interest income. In higher rate scenarios, the analysis anticipates deposit disintermediation and a mix shift into higher yielding products, along with reduced mortgage prepayments. Conversely, in lower rate scenarios, the analysis assumes that deposits will shift into lower yielding products, while mortgage paydowns accelerate. While the Company’s interest rate risk models incorporate historical data and expected customer behaviors, actual outcomes may differ significantly due to changes in macroeconomic conditions, competitive dynamics and customer preferences.
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

U.S. Bancorp	21

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
The average, high, low and period-end one-day VaR amounts for the Company’s Covered Positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2025	2024
Average	$3	$3
High	5	4
Low	2	2
Period-end	4	3
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the nine months ended September 30, 2025 and 2024. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and period-end one-day Stressed VaR amounts for the Company’s Covered Positions were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2025	2024
Average	$12	$10
High	16	16
Low	9	7
Period-end	15	11
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
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Nine Months Ended September 30 (Dollars in Millions)	2025	2024
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$1
High	2	3
Low	—	1
Mortgage Servicing Rights and Related Hedges
Average	$2	$2
High	5	3
Low	1	1
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
The Company’s Board of Directors approves the Company’s liquidity policy. The Risk Management Committee

22	U.S. Bancorp

of the Company’s Board of Directors oversees the Company’s liquidity risk management process and approves a contingency funding plan. The ALCO reviews the Company’s liquidity policy and limits, and regularly assesses the Company’s ability to meet funding requirements arising from adverse company-specific or market events.
The Company regularly projects its funding needs under various stress scenarios and generally has access to diversified sources of funding in both normal and potentially adverse environments. The Company also maintains a contingency funding plan and tests its capabilities to access contingency funding through different channels. The Company’s primary liquidity sources include cash at the Federal Reserve Bank and certain European central banks, unencumbered liquid assets, and capacity to borrow from the FHLB and at the Federal Reserve Bank’s Discount Window. Unencumbered liquid assets in the Company’s investment securities portfolio provide asset liquidity through the Company’s ability to sell the securities or pledge and borrow against them. Refer to Note 3 of the Notes to Consolidated Financial Statements and “Balance Sheet Analysis” for further information on investment securities maturities and trends. Asset liquidity is further enhanced by the Company’s practice of pledging loans to access secured borrowing facilities through the FHLB and Federal Reserve Bank.
The following table summarizes the Company’s total available liquidity from on-balance sheet and off-balance sheet funding sources:

(Dollars in Millions)	September 30, 2025	December 31, 2024
Cash held at the Federal Reserve Bank and other central banks	$58,173	$47,434
Available investment securities	49,267	67,910
Borrowing capacity from the Federal Reserve Bank and FHLB	204,915	171,226
Total available liquidity	$312,355	$286,570
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $526.1 billion at September 30, 2025, compared with $518.3 billion at December 31, 2024. Average total deposits for the third quarter of 2025 and third quarter of 2024 funded approximately 75 percent and 77 percent of the Company’s total assets for these same periods, respectively. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $62.5 billion at September 30, 2025, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $15.4 billion at September 30, 2025, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At September 30, 2025, parent company long-term debt outstanding was $39.3 billion, compared with $35.3 billion at December 31, 2024. The increase was primarily due to $5.0 billion of medium-term note issuances, partially offset by $1.5 billion of medium-term note repayments. As of September 30, 2025, there was $750 million of parent company debt scheduled to mature in the remainder of 2025. Future debt maturities may be met through medium-term note and capital security issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires large banking organizations to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. For the three months ended September 30, 2025 and December 31, 2024, the Company’s average daily LCR was 107.3 percent and 106.6 percent, respectively. The Company was compliant with this requirement for both of these periods.
The Company is also subject to a regulatory Net Stable Funding Ratio requirement which requires large banking organizations to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year time horizon. The Company was compliant with this requirement at September 30, 2025 and December 31, 2024.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion on liquidity risk management.
European Exposures The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for the three and nine months ended September 30, 2025. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2025, the Company had an aggregate

U.S. Bancorp	23

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
Capital Management The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. To achieve its capital goals, the Company employs a variety of capital management tools, including dividends, common share repurchases, and the issuance of subordinated debt, non-cumulative perpetual preferred stock, common stock and other capital instruments. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Beginning in 2022, the Company began to phase into its regulatory capital requirements the cumulative deferred impact of its 2020 adoption of the accounting guidance related to the impairment of financial instruments based on the current expected credit losses (“CECL”) methodology plus 25 percent of its quarterly credit reserve increases during 2020 and 2021. This cumulative deferred impact was phased into the Company’s regulatory capital during 2022 through 2024. Beginning January 1, 2025, the regulatory capital requirements reflect the full implementation of the CECL methodology. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at September 30, 2025 and December 31, 2024. All regulatory ratios exceeded regulatory “well-capitalized” requirements.
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
The Company believes certain other capital ratios are useful in evaluating its capital adequacy. The Company’s tangible common equity, as a percent of tangible assets and as a percent of risk-weighted assets determined in accordance with prescribed regulatory capital requirements under the standardized approach, was 6.4 percent and 9.3 percent, respectively, at September 30, 2025, compared with 5.8 percent and 8.5 percent, respectively, at December 31, 2024. Refer to “Non-GAAP Financial Measures” beginning on page 29 for further information on these other capital ratios.

TABLE 10	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2025	December 31, 2024
Basel III standardized approach:
Common equity tier 1 capital	$50,587	$47,877
Tier 1 capital	57,839	55,129
Total risk-based capital	66,820	64,375
Risk-weighted assets	465,092	450,498

Common equity tier 1 capital as a percent of risk-weighted assets(a)	10.9%	10.6%
Tier 1 capital as a percent of risk-weighted assets	12.4	12.2
Total risk-based capital as a percent of risk-weighted assets	14.4	14.3
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.6	8.3
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (total leverage exposure ratio)	7.0	6.8
(a)The Company’s common equity tier 1 capital to risk-weighted assets ratio, reflecting the full implementation of the CECL methodology, was 10.5 percent at December 31, 2024. See Non-GAAP Financial Measures beginning on page 29.

24	U.S. Bancorp

Total U.S. Bancorp shareholders’ equity was $63.3 billion at September 30, 2025, compared with $58.6 billion at December 31, 2024. The increase was primarily the result of corporate earnings and changes in unrealized gains and losses on available-for-sale investment securities included in accumulated other comprehensive income (loss), partially offset by dividends paid.
The Company announced on September 12, 2024 that its Board of Directors authorized a share repurchase program to repurchase up to $5.0 billion of its common stock, effective September 13, 2024. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with regulatory requirements.
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company during the third quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
July	2,177,997	$46.17	2,177,997	$4,512
August	1,065	45.94	1,065	4,512
September	10	49.20	10	4,512
Total	2,179,072	$46.17	2,179,072	$4,512
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
Wealth, Corporate, Commercial and Institutional Banking Wealth, Corporate, Commercial and Institutional Banking provides core banking, specialized lending, transaction and payment processing, capital markets, asset management, and brokerage and investment related services to wealth, middle market, large corporate, commercial real estate, government and institutional clients. Wealth, Corporate, Commercial and Institutional Banking contributed $1.2 billion of the Company’s net income in the third quarter and $3.4 billion in the first nine months of 2025, or decreases of $32 million (2.7 percent) and $43 million (1.2 percent), respectively, compared with the same periods of 2024.
Net revenue increased $45 million (1.5 percent) in the third quarter and decreased $83 million (0.9 percent) in the first nine months of 2025, compared with the same periods of 2024. Net interest income, on a taxable-equivalent basis, decreased $66 million (3.5 percent) in the third quarter and $316 million (5.6 percent) in the first nine months of 2025, compared with the same periods of 2024, primarily due to higher funding costs. Noninterest income increased $111 million (9.7 percent) in the third quarter and $233 million (6.9 percent) in the first nine months of 2025, compared with the same periods of 2024, primarily due to business growth and favorable market conditions impacting trust and investment management fees, and higher service charges due to an increase in treasury management fees. Noninterest income further increased in the third quarter of 2025, compared with the third quarter of 2024, due to higher corporate bond underwriting fees and syndication activity within capital markets revenue.
Noninterest expense decreased $15 million (1.1 percent) in the third quarter and $81 million (2.0 percent) in the first nine months of 2025, compared with the same periods of 2024, primarily due to lower net shared services expense. Noninterest expense further decreased in the first nine months of 2025, compared with the first nine months of 2024, due to lower compensation and employee benefits expense. The provision for credit losses increased $103 million in the third quarter and $55 million (16.4 percent) in the first nine months of 2025, compared with the same periods of 2024, primarily due to increased reserves on certain assets.
Consumer and Business Banking Consumer and Business Banking comprises consumer banking, small business banking and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, online services, direct mail, ATMs, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners. Consumer and Business Banking contributed $465 million of the Company’s net income in the third quarter and $1.4 billion in the first nine months of 2025, or decreases of $20 million (4.1 percent) and $100 million (6.8 percent), respectively, compared with the same periods of 2024.
Net revenue decreased $44 million (1.9 percent) in the third quarter and $241 million (3.5 percent) in the first nine months of 2025, compared with the same periods of 2024. Net interest income, on a taxable-equivalent basis, decreased $79 million (4.1 percent) in the third quarter and $253 million (4.4 percent) in the first nine months of 2025, compared with the same periods of 2024, due to the impact of loan sales in the second quarter of 2025. Noninterest income increased $35 million (8.7 percent) in the third quarter and $12 million (1.0 percent) in the first nine months of 2025, compared with the same periods of 2024, primarily due to higher mortgage banking revenue driven by the change in fair value of MSRs,

U.S. Bancorp	25

net of hedging activities. Noninterest income further increased in the third quarter of 2025, compared with the third quarter of 2024, due to higher deposit service charges.
Noninterest expense decreased $60 million (3.6 percent) in the third quarter and $168 million (3.4 percent) in the first nine months of 2025, compared with the same periods of 2024, primarily due to lower compensation and employee benefits expense and net occupancy and equipment expense. The provision for credit losses increased $43 million in the third quarter and $60 million (58.8 percent) in the first nine months of 2025, compared with the same periods of 2024, primarily due to less favorable trends in housing prices and higher net charge-offs.
Payment Services Payment Services includes consumer and business credit cards, stored-value cards, debit cards, corporate, government and purchasing card services and merchant processing. Payment Services contributed $326 million of the Company’s net income in the third quarter and $1.0 billion in the first nine months of 2025, or increases of $22 million (7.2 percent) and $169 million (19.8 percent), respectively, compared with the same periods of 2024.
Net revenue increased $87 million (4.8 percent) in the third quarter and $264 million (5.0 percent) in the first nine months of 2025, compared with the same periods of 2024. Net interest income, on a taxable-equivalent basis, increased $54 million (7.4 percent) in the third quarter and $151 million (7.2 percent) in the first nine months of 2025, compared with the same periods of 2024, primarily due to higher average loan balances and lower funding costs. Noninterest income increased $33 million (3.1 percent) in the third quarter and $113 million (3.6 percent) in the first nine months of 2025, compared with the same periods of 2024, driven by higher merchant processing services and card revenue mainly due to higher sales volume.
Noninterest expense increased $54 million (5.5 percent) in the third quarter and $80 million (2.7 percent) in the first nine months of 2025, compared with the same periods of 2024, primarily due to higher marketing and business development expense and net shared services expense. The provision for credit losses increased $4 million (1.0 percent) in the third quarter and decreased $42 million (3.6 percent) in the first nine months of 2025, compared with the same periods of 2024. The decrease in the provision for credit losses in the first nine months of 2025, compared with the first nine months of 2024, was primarily due to improved portfolio mix and stabilizing credit quality.
Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business segments, including most investments in tax-advantaged projects, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net income of $48 million in the third quarter and a net loss of $291 million in the first nine months of 2025, compared with net losses of $269 million and $1.2 billion, respectively, in the same periods of 2024.
Net revenue increased $377 million in the third quarter and $905 million in the first nine months of 2025, compared with the same periods of 2024. Net interest income, on a taxable-equivalent basis, increased $176 million (46.6 percent) in the third quarter and $638 million (50.6 percent) in the first nine months of 2025, compared with the same periods of 2024, primarily due to lower funding costs as well as the impact of fixed asset repricing. Noninterest income increased $201 million in the third quarter and $267 million (60.3 percent) in the first nine months of 2025, compared with the same periods of 2024, primarily due to higher capital markets revenue, higher tax credit investment activity and the impact of higher net securities losses in the prior year. The increase in noninterest income in the first nine months of 2025, compared with the first nine months of 2024, was partially offset by lower mortgage banking revenue due to a gain on the sale of MSRs in the prior year.
Noninterest expense increased $14 million (6.9 percent) in the third quarter of 2025, compared with the third quarter of 2024, primarily due to higher other noninterest expense, partially offset by lower compensation and employee benefits expense and marketing and business development expense. Noninterest expense decreased $98 million (10.6 percent) in the first nine months of 2025, compared with the first nine months of 2024, primarily due to the impacts in the prior year of merger and integration charges and the FDIC special assessment charges, along with lower compensation and employee benefits expense in the current year. The provision for credit losses decreased $136 million in the third quarter and $142 million in the first nine months of 2025, compared with the same periods of 2024, primarily due to a favorable loan portfolio mix.
Income taxes are assessed to each business segment at a managerial tax rate of 25.0 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

26	U.S. Bancorp

TABLE 11	Business Segment Financial Performance

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Three Months Ended September 30 (Dollars in Millions)	2025	2024	Percent Change	2025	2024	Percent Change	2025	2024	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,823	$1,889	(3.5)%	$1,849	$1,928	(4.1)%	$781	$727	7.4%
Noninterest income	1,256	1,145	9.7	436	401	8.7	1,106	1,073	3.1
Total net revenue	3,079	3,034	1.5	2,285	2,329	(1.9)	1,887	1,800	4.8
Noninterest expense	1,333	1,348	(1.1)	1,604	1,664	(3.6)	1,044	990	5.5
Income (loss) before provision and income taxes	1,746	1,686	3.6	681	665	2.4	843	810	4.1
Provision for credit losses	197	94	*	61	18	*	408	404	1.0
Income (loss) before income taxes	1,549	1,592	(2.7)	620	647	(4.2)	435	406	7.1
Income taxes and taxable-equivalent adjustment	387	398	(2.8)	155	162	(4.3)	109	102	6.9
Net income (loss)	1,162	1,194	(2.7)	465	485	(4.1)	326	304	7.2
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$1,162	$1,194	(2.7)	$465	$485	(4.1)	$326	$304	7.2
Average Balance Sheet
Loans	$184,442	$171,898	7.3	$145,900	$155,240	(6.0)	$42,957	$41,652	3.1
Goodwill	4,826	4,825	—	4,326	4,326	—	3,482	3,370	3.3
Other intangible assets	772	955	(19.2)	4,223	4,405	(4.1)	260	266	(2.3)
Assets	212,924	200,267	6.3	158,749	168,871	(6.0)	48,424	47,195	2.6
Noninterest-bearing deposits	55,329	54,375	1.8	19,642	20,673	(5.0)	2,427	2,653	(8.5)
Interest-bearing deposits	217,748	217,180.3		202,321	199,327	1.5	95	95	—
Total deposits	273,077	271,555.6		221,963	220,000.9		2,522	2,748	(8.2)
Total U.S. Bancorp shareholders’ equity	22,130	21,280	4.0	13,363	14,244	(6.2)	10,318	9,958	3.6

	Treasury and Corporate Support			Consolidated Company
Three Months Ended September 30 (Dollars in Millions)	2025	2024	Percent Change	2025	2024	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(202)	$(378)	46.6%	$4,251	$4,166	2.0%
Noninterest income	280	79	*	3,078	2,698	14.1
Total net revenue	78	(299)	*	7,329	6,864	6.8
Noninterest expense	216	202	6.9	4,197	4,204	(.2)
Income (loss) before provision and income taxes	(138)	(501)	72.5	3,132	2,660	17.7
Provision for credit losses	(95)	41	*	571	557	2.5
Income (loss) before income taxes	(43)	(542)	92.1	2,561	2,103	21.8
Income taxes and taxable-equivalent adjustment	(98)	(281)	65.1	553	381	45.1
Net income (loss)	55	(261)	*	2,008	1,722	16.6
Net (income) loss attributable to noncontrolling interests	(7)	(8)	12.5	(7)	(8)	12.5
Net income (loss) attributable to U.S. Bancorp	$48	$(269)	*	$2,001	$1,714	16.7
Average Balance Sheet
Loans	$5,853	$5,280	10.9	$379,152	$374,070	1.4
Goodwill	—	—	—	12,634	12,521.9
Other intangible assets	7	9	(22.2)	5,262	5,635	(6.6)
Assets	259,508	248,307	4.5	679,605	664,640	2.3
Noninterest-bearing deposits	2,492	3,238	(23.0)	79,890	80,939	(1.3)
Interest-bearing deposits	11,728	11,216	4.6	431,892	427,818	1.0
Total deposits	14,220	14,454	(1.6)	511,782	508,757.6
Total U.S. Bancorp shareholders’ equity	16,832	12,801	31.5	62,643	58,283	7.5
*Not meaningful

U.S. Bancorp	27

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Nine Months Ended September 30 (Dollars in Millions)	2025	2024	Percent Change	2025	2024	Percent Change	2025	2024	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$5,363	$5,679	(5.6)%	$5,459	$5,712	(4.4)%	$2,253	$2,102	7.2%
Noninterest income	3,620	3,387	6.9	1,251	1,239	1.0	3,257	3,144	3.6
Total net revenue	8,983	9,066	(.9)	6,710	6,951	(3.5)	5,510	5,246	5.0
Noninterest expense	4,015	4,096	(2.0)	4,734	4,902	(3.4)	3,036	2,956	2.7
Income (loss) before provision and income taxes	4,968	4,970	—	1,976	2,049	(3.6)	2,474	2,290	8.0
Provision for credit losses	390	335	16.4	162	102	58.8	1,109	1,151	(3.6)
Income (loss) before income taxes	4,578	4,635	(1.2)	1,814	1,947	(6.8)	1,365	1,139	19.8
Income taxes and taxable-equivalent adjustment	1,145	1,159	(1.2)	454	487	(6.8)	342	285	20.0
Net income (loss)	3,433	3,476	(1.2)	1,360	1,460	(6.8)	1,023	854	19.8
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$3,433	$3,476	(1.2)	$1,360	$1,460	(6.8)	$1,023	$854	19.8
Average Balance Sheet
Loans	$181,266	$172,285	5.2	$149,731	$155,037	(3.4)	$42,267	$40,766	3.7
Goodwill	4,825	4,825	—	4,326	4,326	—	3,433	3,343	2.7
Other intangible assets	817	1,007	(18.9)	4,288	4,611	(7.0)	256	282	(9.2)
Assets	211,262	200,950	5.1	163,382	168,917	(3.3)	47,700	46,704	2.1
Noninterest-bearing deposits	54,966	56,769	(3.2)	19,465	20,955	(7.1)	2,539	2,716	(6.5)
Interest-bearing deposits	214,765	214,975	(.1)	200,658	199,319.7		95	96	(1.0)
Total deposits	269,731	271,744	(.7)	220,123	220,274	(.1)	2,634	2,812	(6.3)
Total U.S. Bancorp shareholders’ equity	21,837	21,508	1.5	13,540	14,550	(6.9)	10,261	9,955	3.1

	Treasury and Corporate Support			Consolidated Company
Nine Months Ended September 30 (Dollars in Millions)	2025	2024	Percent Change	2025	2024	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(622)	$(1,260)	50.6%	$12,453	$12,233	1.8%
Noninterest income	710	443	60.3	8,838	8,213	7.6
Total net revenue	88	(817)	*	21,291	20,446	4.1
Noninterest expense	825	923	(10.6)	12,610	12,877	(2.1)
Income (loss) before provision and income taxes	(737)	(1,740)	57.6	8,681	7,569	14.7
Provision for credit losses	(52)	90	*	1,609	1,678	(4.1)
Income (loss) before income taxes	(685)	(1,830)	62.6	7,072	5,891	20.0
Income taxes and taxable-equivalent adjustment	(414)	(699)	40.8	1,527	1,232	23.9
Net income (loss)	(271)	(1,131)	76.0	5,545	4,659	19.0
Net (income) loss attributable to noncontrolling interests	(20)	(23)	13.0	(20)	(23)	13.0
Net income (loss) attributable to U.S. Bancorp	$(291)	$(1,154)	74.8	$5,525	$4,636	19.2
Average Balance Sheet
Loans	$5,639	$5,190	8.7	$378,903	$373,278	1.5
Goodwill	—	—	—	12,584	12,494.7
Other intangible assets	8	9	(11.1)	5,369	5,909	(9.1)
Assets	251,806	244,792	2.9	674,150	661,363	1.9
Noninterest-bearing deposits	2,598	2,600	(.1)	79,568	83,040	(4.2)
Interest-bearing deposits	12,001	11,146	7.7	427,519	425,536.5
Total deposits	14,599	13,746	6.2	507,087	508,576	(.3)
Total U.S. Bancorp shareholders’ equity	15,424	10,653	44.8	61,062	56,666	7.8
*Not meaningful

28	U.S. Bancorp

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
These capital measures are viewed by management as useful additional methods of evaluating the Company’s utilization of its capital held and the level of capital available to withstand unexpected negative market or economic conditions. Additionally, presentation of these measures allows investors, analysts and banking regulators to assess the Company’s capital position and use of capital relative to other financial services companies. These capital measures are not defined in generally accepted accounting principles (“GAAP”) or in banking regulations or were not effective for certain periods. In addition, certain capital measures related to prior periods are presented on the same basis as those in the current period. The effective capital ratios defined by banking regulations for these periods were subject to certain transitional provisions for the implementation of accounting guidance related to impairment of financial instruments based on the CECL methodology. As a result, these capital measures disclosed by the Company may be considered non-GAAP financial measures. Management believes this information helps investors assess trends in the Company’s capital utilization and adequacy.
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
The following tables show the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	September 30, 2025	December 31, 2024
Total equity	$63,798	$59,040
Preferred stock	(6,808)	(6,808)
Noncontrolling interests	(458)	(462)
Common equity(1)	56,532	51,770
Goodwill (net of deferred tax liability)(a)	(11,603)	(11,508)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,605)	(1,846)
Tangible common equity(2)	43,324	38,416

Common equity tier 1 capital, determined in accordance with transitional regulatory capital requirements related to the CECL methodology implementation		47,877
Adjustments(b)		(433)
Common equity tier 1 capital, reflecting the full implementation of the CECL methodology(3)		47,444

Total assets(4)	695,357	678,318
Goodwill (net of deferred tax liability)(a)	(11,603)	(11,508)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,605)	(1,846)
Tangible assets(5)	682,149	664,964

Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company(6)	465,092	450,498
Adjustments(c)		(368)
Risk-weighted assets, reflecting the full implementation of the CECL methodology(7)		450,130
Ratios
Common equity to assets(1)/(4)	8.1%	7.6%
Tangible common equity to tangible assets(2)/(5)	6.4	5.8
Tangible common equity to risk-weighted assets(2)/(6)	9.3	8.5
Common equity tier 1 capital to risk-weighted assets, reflecting the full implementation of the CECL methodology(3)/(7)		10.5
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.
(b)Includes the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology net of deferred taxes.
(c)Includes the impact of the estimated increase in the allowance for credit losses related to the adoption of the CECL methodology.

U.S. Bancorp	29

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2025	2024	2025	2024
Net interest income	$4,222	$4,135	$12,365	$12,143
Taxable-equivalent adjustment(a)	29	31	88	90
Net interest income, on a taxable-equivalent basis	4,251	4,166	12,453	12,233

Net interest income, on a taxable-equivalent basis (as calculated above)	4,251	4,166	12,453	12,233
Noninterest income	3,078	2,698	8,838	8,213
Less: Securities gains (losses), net	(7)	(119)	(64)	(153)
Total net revenue, excluding net securities gains (losses)(1)	7,336	6,983	21,355	20,599

Noninterest expense(2)	4,197	4,204	12,610	12,877

Efficiency ratio(2)/(1)	57.2%	60.2%	59.0%	62.5%
(a)Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2025	2024	2025	2024
Net income applicable to U.S. Bancorp common shareholders	$1,893	$1,601	$5,229	$4,328
Intangible amortization (net-of-tax)	99	112	294	340
Net income applicable to U.S. Bancorp common shareholders, excluding intangibles amortization	1,992	1,713	5,523	4,668
Annualized net income applicable to U.S. Bancorp common shareholders, excluding intangibles amortization(1)	7,903	6,815	7,384	6,235

Average total equity	63,101	58,744	61,521	57,129
Average preferred stock	(6,808)	(6,808)	(6,808)	(6,808)
Average noncontrolling interests	(458)	(461)	(459)	(463)
Average goodwill (net of deferred tax liability)(a)	(11,609)	(11,494)	(11,555)	(11,475)
Average intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,659)	(1,981)	(1,732)	(2,092)
Average tangible common equity(2)	42,567	38,000	40,967	36,291
Return on tangible common equity(1)/(2)	18.6%	17.9%	18.0%	17.2%
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
During the third quarter of 2025, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions)	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$66,637	$56,502
Investment securities
Held-to-maturity (fair value $67,346 and $66,275, respectively)	76,931	78,634
Available-for-sale ($326 and $320 pledged as collateral, respectively)(a)	89,065	85,992
Loans held for sale (including $2,288 and $2,251 of mortgage loans carried at fair value, respectively)	2,490	2,573
Loans
Commercial	148,414	139,484
Commercial real estate	48,244	48,859
Residential mortgages	115,046	118,813
Credit card	30,594	30,350
Other retail	40,219	42,326
Total loans	382,517	379,832
Less allowance for loan losses	(7,557)	(7,583)
Net loans	374,960	372,249
Premises and equipment	3,695	3,565
Goodwill	12,634	12,536
Other intangible assets	5,152	5,547
Other assets (including $2,713 and $7,501 of trading securities at fair value pledged as collateral, respectively)(a)	63,793	60,720
Total assets	$695,357	$678,318

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$91,550	$84,158
Interest-bearing (including $4,924 and $5,754 of time deposits carried at fair value, respectively)	434,599	434,151
Total deposits	526,149	518,309
Short-term borrowings	15,449	15,518
Long-term debt (including $1,408 and $391 of long-term debt carried at fair value, respectively)	62,535	58,002
Other liabilities	27,426	27,449
Total liabilities	631,559	619,278
Shareholders’ equity
Preferred stock	6,808	6,808
Common stock, $.01 par value per share, authorized: 4,000,000,000 shares; issued: 9/30/25 and 12/31/24—2,125,725,742 shares	21	21
Capital surplus	8,745	8,715
Retained earnings	79,742	76,863
Less cost of common stock in treasury: 9/30/25—569,369,470 shares; 12/31/24—565,929,654 shares	(24,228)	(24,065)
Accumulated other comprehensive income (loss)	(7,748)	(9,764)
Total U.S. Bancorp shareholders’ equity	63,340	58,578
Noncontrolling interests	458	462
Total equity	63,798	59,040
Total liabilities and equity	$695,357	$678,318
(a)Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Interest Income
Loans	$5,688	$5,862	$16,769	$17,335
Loans held for sale	35	45	122	123
Investment securities	1,392	1,316	4,055	3,785
Other interest income	812	863	2,101	2,592
Total interest income	7,927	8,086	23,047	23,835
Interest Expense
Deposits	2,648	3,004	7,700	8,916
Short-term borrowings	328	284	868	850
Long-term debt	729	663	2,114	1,926
Total interest expense	3,705	3,951	10,682	11,692
Net interest income	4,222	4,135	12,365	12,143
Provision for credit losses	571	557	1,609	1,678
Net interest income after provision for credit losses	3,651	3,578	10,756	10,465
Noninterest Income
Card revenue	440	426	1,280	1,246
Corporate payment products revenue	195	203	576	582
Merchant processing services	463	440	1,352	1,295
Trust and investment management fees	730	667	2,113	1,957
Service charges	333	302	984	939
Capital markets revenue	434	397	1,206	1,159
Mortgage banking revenue	180	155	515	511
Investment products fees	97	84	274	243
Securities gains (losses), net	(7)	(119)	(64)	(153)
Other	213	143	602	434
Total noninterest income	3,078	2,698	8,838	8,213
Noninterest Expense
Compensation and employee benefits	2,561	2,637	7,798	7,947
Net occupancy and equipment	300	317	907	929
Professional services	117	130	324	356
Marketing and business development	175	165	518	459
Technology and communications	560	524	1,627	1,540
Other intangibles	125	142	372	430
Merger and integration charges	—	—	—	155
Other	359	289	1,064	1,061
Total noninterest expense	4,197	4,204	12,610	12,877
Income before income taxes	2,532	2,072	6,984	5,801
Applicable income taxes	524	350	1,439	1,142
Net income	2,008	1,722	5,545	4,659
Net (income) loss attributable to noncontrolling interests	(7)	(8)	(20)	(23)
Net income attributable to U.S. Bancorp	$2,001	$1,714	$5,525	$4,636
Net income applicable to U.S. Bancorp common shareholders	$1,893	$1,601	$5,229	$4,328
Earnings per common share	$1.22	$1.03	$3.36	$2.77
Diluted earnings per common share	$1.22	$1.03	$3.35	$2.77
Average common shares outstanding	1,557	1,561	1,558	1,560
Average diluted common shares outstanding	1,557	1,561	1,559	1,561
See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net income	$2,008	$1,722	$5,545	$4,659
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	975	1,297	1,681	1,048
Changes in unrealized gains (losses) on derivative hedges	(5)	460	436	8
Changes in debit valuation adjustments	(5)	—	(8)	—
Foreign currency translation	(1)	12	(5)	16
Reclassification to earnings of realized (gains) losses	195	328	609	736
Income taxes related to other comprehensive income (loss)	(298)	(535)	(697)	(458)
Total other comprehensive income (loss)	861	1,562	2,016	1,350
Comprehensive income (loss)	2,869	3,284	7,561	6,009
Comprehensive (income) loss attributable to noncontrolling interests	(7)	(8)	(20)	(23)
Comprehensive income (loss) attributable to U.S. Bancorp	$2,862	$3,276	$7,541	$5,986
See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2024	1,560	$6,808	$21	$8,688	$75,231	$(24,020)	$(10,308)	$56,420	$465	$56,885
Net income (loss)					1,714			1,714	8	1,722
Other comprehensive income (loss)							1,562	1,562		1,562
Preferred stock dividends(a)					(103)			(103)		(103)
Common stock dividends ($.50 per share)					(785)			(785)		(785)
Issuance of common and treasury stock	1			(1)		11		10		10
Purchase of treasury stock						(1)		(1)		(1)
Distributions to noncontrolling interests								—	(8)	(8)
Net other changes in noncontrolling interests								—	(3)	(3)
Stock option and restricted stock grants				42				42		42
Balance September 30, 2024	1,561	$6,808	$21	$8,729	$76,057	$(24,010)	$(8,746)	$58,859	$462	$59,321
Balance June 30, 2025	1,558	$6,808	$21	$8,706	$78,652	$(24,140)	$(8,609)	$61,438	$458	$61,896
Net income (loss)					2,001			2,001	7	2,008
Other comprehensive income (loss)							861	861		861
Preferred stock dividends(b)					(97)			(97)		(97)
Common stock dividends ($.52 per share)					(814)			(814)		(814)
Issuance of common and treasury stock				(3)		13		10		10
Purchase of treasury stock	(2)					(101)		(101)		(101)
Distributions to noncontrolling interests								—	(7)	(7)
Stock option and restricted stock grants				42				42		42
Balance September 30, 2025	1,556	$6,808	$21	$8,745	$79,742	$(24,228)	$(7,748)	$63,340	$458	$63,798
Balance December 31, 2023	1,558	$6,808	$21	$8,673	$74,026	$(24,126)	$(10,096)	$55,306	$465	$55,771
Net income (loss)					4,636			4,636	23	4,659
Other comprehensive income (loss)							1,350	1,350		1,350
Preferred stock dividends(c)					(280)			(280)		(280)
Common stock dividends ($1.48 per share)					(2,325)			(2,325)		(2,325)
Issuance of common and treasury stock	4			(143)		167		24		24
Purchase of treasury stock	(1)					(51)		(51)		(51)
Distributions to noncontrolling interests								—	(23)	(23)
Net other changes in noncontrolling interests								—	(3)	(3)
Stock option and restricted stock grants				199				199		199
Balance September 30, 2024	1,561	$6,808	$21	$8,729	$76,057	$(24,010)	$(8,746)	$58,859	$462	$59,321
Balance December 31, 2024	1,560	$6,808	$21	$8,715	$76,863	$(24,065)	$(9,764)	$58,578	$462	$59,040
Net income (loss)					5,525			5,525	20	5,545
Other comprehensive income (loss)							2,016	2,016		2,016
Preferred stock dividends(d)					(262)			(262)		(262)
Common stock dividends ($1.52 per share)					(2,384)			(2,384)		(2,384)
Issuance of common and treasury stock	4			(171)		204		33		33
Purchase of treasury stock	(8)					(367)		(367)		(367)
Distributions to noncontrolling interests								—	(20)	(20)
Net other changes in noncontrolling interests								—	(4)	(4)
Stock option and restricted stock grants				201				201		201
Balance September 30, 2025	1,556	$6,808	$21	$8,745	$79,742	$(24,228)	$(7,748)	$63,340	$458	$63,798
(a)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,682.317, $393.746, $662.50, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
(b)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,430.896, $330.891, $662.50, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
(c)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $5,020.442, $1,175.194, $1,325.00, $1,031.25, $703.125, $750.00, $693.75 and $843.75, respectively.
(d)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $4,226.604, $977.026, $1,325.00, $1,031.25, $703.125, $750.00, $693.75 and $843.75, respectively.
See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30
	2025	2024
Operating Activities
Net income attributable to U.S. Bancorp	$5,525	$4,636
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,609	1,678
Depreciation and amortization of premises and equipment	276	271
Amortization of intangibles	372	430
(Gain) loss on sales of loans held for sale	(186)	(32)
(Gain) loss on sales of securities and other assets	14	138
Loans originated for sale, net of repayments	(15,532)	(17,898)
Proceeds from sales of loans held for sale	15,523	16,756
Other, net	(2,467)	528
Net cash provided by operating activities	5,134	6,507
Investing Activities
Proceeds from sales of available-for-sale investment securities	5,608	9,867
Proceeds from maturities of held-to-maturity investment securities	5,323	4,651
Proceeds from maturities of available-for-sale investment securities	4,440	4,537
Purchases of held-to-maturity investment securities	(3,211)	(226)
Purchases of available-for-sale investment securities	(10,690)	(23,185)
Net increase in loans outstanding	(9,676)	(1,535)
Proceeds from sales of loans	6,641	338
Purchases of loans	(1,175)	(795)
Net decrease (increase) in securities purchased under agreements to resell	1,041	(3,914)
Net cash paid for acquisitions	(35)	(103)
Other, net	(1,954)	(1,294)
Net cash used in investing activities	(3,688)	(11,659)
Financing Activities
Net increase in deposits	7,834	8,819
Net (decrease) increase in short-term borrowings	(69)	8,429
Proceeds from issuance of long-term debt	10,291	8,810
Principal payments or redemption of long-term debt	(6,372)	(5,916)
Proceeds from issuance of common stock	32	22
Repurchase of common stock	(367)	(51)
Cash dividends paid on preferred stock	(237)	(254)
Cash dividends paid on common stock	(2,355)	(2,307)
Other, net	(68)	(30)
Net cash provided by financing activities	8,689	17,522
Change in cash and due from banks	10,135	12,370
Cash and due from banks at beginning of period	56,502	61,192
Cash and due from banks at end of period	$66,637	$73,562
See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1	Basis of Presentation
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
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	September 30, 2025				December 31, 2024
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Treasury and agencies	$647	$—	$(6)	$641	$1,296	$—	$(21)	$1,275
Mortgage-backed securities
Residential agency	74,326	61	(9,663)	64,724	75,392	3	(12,317)	63,078
Commercial agency	1,696	22	(2)	1,716	1,702	—	(27)	1,675
Other	262	3	—	265	244	3	—	247
Total held-to-maturity	$76,931	$86	$(9,671)	$67,346	$78,634	$6	$(12,365)	$66,275
Available-for-Sale
U.S. Treasury and agencies	$28,556	$10	$(1,498)	$27,068	$30,467	$1	$(2,081)	$28,387
Mortgage-backed securities
Residential agency	38,921	245	(1,489)	37,677	35,558	13	(2,290)	33,281
Commercial
Agency	8,655	—	(961)	7,694	8,673	—	(1,322)	7,351
Non-agency	7	—	—	7	7	—	(1)	6
Asset-backed securities	6,842	23	—	6,865	7,136	30	(1)	7,165
Obligations of state and political subdivisions	10,571	14	(1,099)	9,486	10,690	13	(1,151)	9,552
Other	265	3	—	268	249	1	—	250
Total available-for-sale, excluding portfolio level basis adjustments	93,817	295	(5,047)	89,065	92,780	58	(6,846)	85,992
Portfolio level basis adjustments(a)	304	—	(304)	—	13	—	(13)	—
Total available-for-sale	$94,121	$295	$(5,351)	$89,065	$92,793	$58	$(6,859)	$85,992
(a)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale investment securities, which are not allocated to individual securities in the portfolio. For additional information, refer to Note 12.

36	U.S. Bancorp

Investment securities with a fair value of $17.2 billion at September 30, 2025, and $18.8 billion at December 31, 2024, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $326 million at September 30, 2025, and $320 million at December 31, 2024.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2025	2024	2025	2024
Taxable	$1,318	$1,241	$3,833	$3,558
Non-taxable	74	75	222	227
Total interest income from investment securities	$1,392	$1,316	$4,055	$3,785

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2025	2024	2025	2024
Realized gains	$10	$115	$18	$118
Realized losses	(17)	(234)	(82)	(271)
Net realized gains (losses)	$(7)	$(119)	$(64)	$(153)
Income tax (benefit) on net realized gains (losses)	$(2)	$(31)	$(16)	$(39)
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at September 30, 2025 and December 31, 2024.
At September 30, 2025, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses excluding portfolio level basis adjustments and fair value of the Company’s available-for-sale investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2025:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$4,398	$(4)	$20,288	$(1,494)	$24,686	$(1,498)
Mortgage-backed securities
Residential agency	4,825	(30)	13,924	(1,459)	18,749	(1,489)
Commercial
Agency	—	—	7,694	(961)	7,694	(961)
Non-agency	—	—	7	—	7	—
Asset-backed securities	291	—	—	—	291	—
Obligations of state and political subdivisions	872	(15)	7,815	(1,084)	8,687	(1,099)

Total investment securities	$10,386	$(49)	$49,728	$(4,998)	$60,114	$(5,047)

U.S. Bancorp	37

These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2025, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the three and nine months ended September 30, 2025 and 2024, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
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

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at September 30, 2025:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted-Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies
Maturing in one year or less	$—	$—	—	—%
Maturing after one year through five years	647	641	1.6	3.00
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$647	$641	1.6	3.00%
Mortgage-backed securities(a)
Maturing in one year or less	$244	$246	0.6	4.81%
Maturing after one year through five years	3,356	3,407	4.0	4.96
Maturing after five years through ten years	72,415	62,780	8.4	2.17
Maturing after ten years	7	7	18.6	1.81
Total	$76,022	$66,440	8.2	2.31%
Other
Maturing in one year or less	$55	$55	0.8	2.73%
Maturing after one year through five years	207	210	1.9	2.67
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$262	$265	1.7	2.68%
Total held-to-maturity(b)	$76,931	$67,346	8.1	2.31%
Available-for-Sale
U.S. Treasury and agencies
Maturing in one year or less	$10	$10	0.1	4.11%
Maturing after one year through five years	15,513	14,986	2.8	2.38
Maturing after five years through ten years	12,843	11,924	6.1	2.75
Maturing after ten years	190	148	10.2	1.86
Total	$28,556	$27,068	4.3	2.54%
Mortgage-backed securities(a)
Maturing in one year or less	$364	$358	0.8	1.95%
Maturing after one year through five years	12,162	11,673	4.5	3.44
Maturing after five years through ten years	34,818	33,119	6.8	4.13
Maturing after ten years	239	228	10.8	5.38
Total	$47,583	$45,378	6.2	3.94%
Asset-backed securities(a)
Maturing in one year or less	$10	$10	—	7.04%
Maturing after one year through five years	2,629	2,641	2.0	4.85
Maturing after five years through ten years	4,203	4,214	5.5	5.67
Maturing after ten years	—	—	—	—
Total	$6,842	$6,865	4.2	5.36%
Obligations of state and political subdivisions(c)(d)
Maturing in one year or less	$450	$450	0.4	4.32%
Maturing after one year through five years	1,805	1,797	2.3	4.47
Maturing after five years through ten years	1,174	1,105	7.6	3.46
Maturing after ten years	7,142	6,134	14.5	3.49
Total	$10,571	$9,486	11.1	3.69%
Other
Maturing in one year or less	$109	$109	0.6	4.96%
Maturing after one year through five years	156	159	2.3	4.54
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$265	$268	1.6	4.71%
Total available-for-sale(b)(f)	$93,817	$89,065	6.0	3.59%
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
(f)Amortized cost excludes portfolio level basis adjustments of $304 million.

U.S. Bancorp	39

NOTE 4	Loans and Allowance for Credit Losses
The composition of the loan portfolio, by class and underlying specific portfolio type, was as follows:

	September 30, 2025		December 31, 2024
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$144,106	37.7%	$135,254	35.6%
Lease financing	4,308	1.1	4,230	1.1
Total commercial	148,414	38.8	139,484	36.7
Commercial Real Estate
Commercial mortgages	38,316	10.0	38,619	10.2
Construction and development	9,928	2.6	10,240	2.7
Total commercial real estate	48,244	12.6	48,859	12.9
Residential Mortgages
Residential mortgages	109,730	28.7	112,806	29.7
Home equity loans, first liens	5,316	1.4	6,007	1.6
Total residential mortgages	115,046	30.1	118,813	31.3
Credit Card	30,594	8.0	30,350	8.0
Other Retail
Retail leasing	3,627	1.0	4,040	1.0
Home equity and second mortgages	13,858	3.6	13,565	3.6
Revolving credit	4,274	1.1	3,747	1.0
Installment	14,592	3.8	14,373	3.8
Automobile	3,868	1.0	6,601	1.7
Total other retail	40,219	10.5	42,326	11.1
Total loans	$382,517	100.0%	$379,832	100.0%
The Company had loans of $126.3 billion at September 30, 2025, and $127.6 billion at December 31, 2024, pledged at the FHLB, and loans of $89.6 billion at September 30, 2025, and $85.1 billion at December 31, 2024, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. Net unearned interest and deferred fees and costs on originated loans and unamortized premiums and discounts on purchased loans amounted to $2.0 billion and $2.5 billion at September 30, 2025 and December 31, 2024, respectively. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased credit deteriorated loans.
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

U.S. Bancorp	41

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2025
Balance at beginning of period	$2,239	$1,384	$757	$2,665	$817	$7,862
Add
Provision for credit losses	111	46	28	311	75	571
Deduct
Loans charged-off	129	110	3	344	83	669
Less recoveries of loans charged-off	(37)	(7)	(4)	(60)	(25)	(133)
Net loan charge-offs (recoveries)	92	103	(1)	284	58	536
Balance at end of period	$2,258	$1,327	$786	$2,692	$834	$7,897
2024
Balance at beginning of period	$2,180	$1,596	$836	$2,498	$824	$7,934
Add
Provision for credit losses	155	49	(36)	349	40	557
Deduct
Loans charged-off	165	80	3	347	74	669
Less recoveries of loans charged-off	(18)	(10)	(6)	(48)	(23)	(105)
Net loan charge-offs (recoveries)	147	70	(3)	299	51	564
Balance at end of period	$2,188	$1,575	$803	$2,548	$813	$7,927
Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2025
Balance at beginning of period	$2,175	$1,508	$783	$2,640	$819	$7,925
Add
Provision for credit losses	466	(25)	1	978	189	1,609
Deduct
Loans charged-off	471	209	11	1,103	248	2,042
Less recoveries of loans charged-off	(88)	(53)	(13)	(177)	(74)	(405)
Net loan charge-offs (recoveries)	383	156	(2)	926	174	1,637
Balance at end of period	$2,258	$1,327	$786	$2,692	$834	$7,897
2024
Balance at beginning of period	$2,119	$1,620	$827	$2,403	$870	$7,839
Add
Provision for credit losses	475	82	(31)	1,055	97	1,678
Deduct
Loans charged-off	484	152	10	1,042	228	1,916
Less recoveries of loans charged-off	(78)	(25)	(17)	(132)	(74)	(326)
Net loan charge-offs (recoveries)	406	127	(7)	910	154	1,590
Balance at end of period	$2,188	$1,575	$803	$2,548	$813	$7,927
The decrease in the allowance for credit losses at September 30, 2025, compared with December 31, 2024, was primarily driven by the impact of loan sales during the second quarter of 2025, along with improved credit quality and portfolio mix.

42	U.S. Bancorp

The following table provides a summary of loans charged-off by portfolio class and year of origination:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card(a)	Other Retail	Total Loans
2025
Originated in 2025	$4	$—	$—	$—	$3	$7
Originated in 2024	16	12	—	—	11	39
Originated in 2023	12	34	—	—	19	65
Originated in 2022	13	60	1	—	11	85
Originated in 2021	5	—	—	—	8	13
Originated prior to 2021	8	4	2	—	8	22
Revolving	71	—	—	344	23	438
Total charge-offs	$129	$110	$3	$344	$83	$669

2024
Originated in 2024	$10	$39	$—	$—	$4	$53
Originated in 2023	16	15	—	—	13	44
Originated in 2022	48	23	1	—	11	83
Originated in 2021	8	—	—	—	9	17
Originated in 2020	3	1	—	—	4	8
Originated prior to 2020	10	2	2	—	6	20
Revolving	70	—	—	347	27	444
Total charge-offs	$165	$80	$3	$347	$74	$669
Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card(a)	Other Retail	Total Loans
2025
Originated in 2025	$24	$—	$—	$—	$3	$27
Originated in 2024	74	43	—	—	34	151
Originated in 2023	50	55	—	—	48	153
Originated in 2022	52	99	2	—	35	188
Originated in 2021	14	1	1	—	33	49
Originated prior to 2021	33	5	8	—	25	71
Revolving	224	6	—	1,103	70	1,403
Total charge-offs	$471	$209	$11	$1,103	$248	$2,042

2024
Originated in 2024	$13	$80	$—	$—	$6	$99
Originated in 2023	68	21	—	—	34	123
Originated in 2022	132	47	2	—	39	220
Originated in 2021	23	—	—	—	30	53
Originated in 2020	9	1	—	—	17	27
Originated prior to 2020	31	3	8	—	25	67
Revolving	208	—	—	1,042	77	1,327
Total charge-offs	$484	$152	$10	$1,042	$228	$1,916
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
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming(b)	Total
September 30, 2025
Commercial	$147,310	$283	$88	$733	$148,414
Commercial real estate	47,571	75	19	579	48,244
Residential mortgages(a)	114,443	162	298	143	115,046
Credit card	29,801	409	384	—	30,594
Other retail	39,837	176	51	155	40,219
Total loans	$378,962	$1,105	$840	$1,610	$382,517
December 31, 2024
Commercial	$138,362	$356	$96	$670	$139,484
Commercial real estate	47,948	78	9	824	48,859
Residential mortgages(a)	118,267	188	206	152	118,813
Credit card	29,487	428	435	—	30,350
Other retail	41,886	229	64	147	42,326
Total loans	$375,950	$1,279	$810	$1,793	$379,832
(a)At September 30, 2025, $626 million of loans 30–89 days past due and $2.4 billion of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $660 million and $2.3 billion at December 31, 2024, respectively.
(b)Substantially all nonperforming loans at September 30, 2025 and December 31, 2024, had an associated allowance for credit losses. The Company recognized interest income on nonperforming loans of $4 million and $5 million for the three months ended September 30, 2025 and 2024, respectively, and $14 million and $16 million for the nine months ended September 30, 2025 and 2024, respectively

44	U.S. Bancorp

The amount of foreclosed residential real estate held by the Company, and included in OREO, was $23 million and $21 million at September 30, 2025 and December 31, 2024, respectively. These amounts excluded $63 million and $46 million at September 30, 2025 and December 31, 2024, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at September 30, 2025 and December 31, 2024, was $593 million and $576 million, respectively, of which $365 million and $354 million, respectively, related to loans purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

U.S. Bancorp	45

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	September 30, 2025					December 31, 2024
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified(a)	Total Criticized	Total	Pass	Special Mention	Classified(a)	Total Criticized	Total
Commercial
Originated in 2025	$52,825	$208	$465	$673	$53,498	$—	$—	$—	$—	$—
Originated in 2024	32,628	384	758	1,142	33,770	57,578	503	1,034	1,537	59,115
Originated in 2023	9,151	65	383	448	9,599	19,128	173	564	737	19,865
Originated in 2022	12,045	24	402	426	12,471	19,718	231	370	601	20,319
Originated in 2021	3,028	4	32	36	3,064	4,677	60	92	152	4,829
Originated prior to 2021	4,642	61	84	145	4,787	6,812	76	143	219	7,031
Revolving(b)	30,209	576	440	1,016	31,225	27,344	169	812	981	28,325
Total commercial	144,528	1,322	2,564	3,886	148,414	135,257	1,212	3,015	4,227	139,484
Commercial real estate
Originated in 2025	10,556	142	777	919	11,475	—	—	—	—	—
Originated in 2024	7,222	58	574	632	7,854	9,652	261	1,772	2,033	11,685
Originated in 2023	4,052	55	612	667	4,719	5,213	42	760	802	6,015
Originated in 2022	6,568	272	675	947	7,515	9,047	661	913	1,574	10,621
Originated in 2021	4,938	87	144	231	5,169	6,515	100	196	296	6,811
Originated prior to 2021	8,908	149	473	622	9,530	10,822	148	608	756	11,578
Revolving	1,920	47	11	58	1,978	2,078	—	68	68	2,146
Revolving converted to term	4	—	—	—	4	3	—	—	—	3
Total commercial real estate	44,168	810	3,266	4,076	48,244	43,330	1,212	4,317	5,529	48,859
Residential mortgages(c)
Originated in 2025	8,076	—	1	1	8,077	—	—	—	—	—
Originated in 2024	8,660	—	12	12	8,672	10,291	—	—	—	10,291
Originated in 2023	8,137	—	31	31	8,168	8,764	—	11	11	8,775
Originated in 2022	24,860	—	60	60	24,920	28,484	—	43	43	28,527
Originated in 2021	31,300	—	61	61	31,361	34,694	—	35	35	34,729
Originated prior to 2021	33,556	—	291	291	33,847	36,211	—	280	280	36,491
Revolving	1	—	—	—	1	—	—	—	—	—
Total residential mortgages	114,590	—	456	456	115,046	118,444	—	369	369	118,813
Credit card(d)	30,210	—	384	384	30,594	29,915	—	435	435	30,350
Other retail
Originated in 2025	4,894	—	2	2	4,896	—	—	—	—	—
Originated in 2024	5,412	—	9	9	5,421	7,398	—	3	3	7,401
Originated in 2023	2,971	—	10	10	2,981	3,966	—	9	9	3,975
Originated in 2022	2,893	—	11	11	2,904	4,085	—	11	11	4,096
Originated in 2021	4,431	—	10	10	4,441	6,537	—	14	14	6,551
Originated prior to 2021	4,238	—	17	17	4,255	5,543	—	21	21	5,564
Revolving	14,369	—	119	119	14,488	13,846	—	120	120	13,966
Revolving converted to term	792	—	41	41	833	731	—	42	42	773
Total other retail	40,000	—	219	219	40,219	42,106	—	220	220	42,326
Total loans	$373,496	$2,132	$6,889	$9,021	$382,517	$369,052	$2,424	$8,356	$10,780	$379,832
Total outstanding commitments	$807,499	$3,212	$8,773	$11,985	$819,484	$778,155	$3,875	$10,441	$14,316	$792,471
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
(c)At September 30, 2025, $2.4 billion of GNMA loans 90 days or more past due and $1.5 billion of modified GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $2.3 billion and $1.4 billion at December 31, 2024, respectively.
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
The following table provides a summary of period-end balances of loans modified during the periods presented, by portfolio class and modification granted:

Three Months Ended September 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2025
Commercial	$41	$—	$110	$23	$174.1%
Commercial real estate	—	—	175	4	179.4
Residential mortgages(b)	—	32	8	6	46	—
Credit card	147	—	—	—	147.5
Other retail	2	3	26	1	32.1
Total loans, excluding loans purchased from GNMA mortgage pools	190	35	319	34	578.2
Loans purchased from GNMA mortgage pools(b)	—	356	163	147	666.6
Total loans	$190	$391	$482	$181	$1,244.3%
2024
Commercial	$26	$—	$292	$—	$318.2%
Commercial real estate	—	—	401	27	428.8
Residential mortgages(b)	—	21	3	7	31	—
Credit card	133	2	—	—	135.5
Other retail	2	—	36	2	40.1
Total loans, excluding loans purchased from GNMA mortgage pools	161	23	732	36	952.3
Loans purchased from GNMA mortgage pools(b)	—	391	96	101	588.5
Total loans	$161	$414	$828	$137	$1,540.4%
Nine Months Ended September 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2025
Commercial	$79	$1	$309	$66	$455.3%
Commercial real estate	—	—	438	6	444.9
Residential mortgages(b)	—	295	12	23	330.3
Credit card	352	3	—	—	355	1.2
Other retail	5	7	70	6	88.2
Total loans, excluding loans purchased from GNMA mortgage pools	436	306	829	101	1,672.4
Loans purchased from GNMA mortgage pools(b)	—	915	368	394	1,677	1.5
Total loans	$436	$1,221	$1,197	$495	$3,349.9%
2024
Commercial	$63	$—	$603	$—	$666.5%
Commercial real estate	49	—	761	27	837	1.7
Residential mortgages(b)	—	46	15	16	77.1
Credit card	330	2	—	—	332	1.1
Other retail	6	2	98	3	109.3
Total loans, excluding loans purchased from GNMA mortgage pools	448	50	1,477	46	2,021.5
Loans purchased from GNMA mortgage pools(b)	1	1,101	257	281	1,640	1.4
Total loans	$449	$1,151	$1,734	$327	$3,661	1.0%
(a)Includes $83 million of total loans receiving a payment delay and term extension, $77 million of total loans receiving an interest rate reduction and term extension and $21 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended September 30, 2025, compared with $85 million, $44 million and $8 million for the three months ended September 30, 2024, respectively. Includes $230 million of total loans receiving a payment delay and term extension, $208 million of total loans receiving an interest rate reduction and term extension and $57 million of total loans receiving an interest rate reduction, payment delay and term extension for the nine months ended September 30, 2025, compared with $251 million, $56 million and $20 million for the nine months ended September 30, 2024, respectively.
(b)Percent of class total amounts expressed as a percent of total residential mortgage loan balances.

U.S. Bancorp	47

Loan modifications included in the table above exclude trial period arrangements offered to customers and secured loans to consumer borrowers that have had debt discharged through bankruptcy where the borrower has not reaffirmed the debt during the periods presented. At September 30, 2025 the balance of loans modified in trial period arrangements was $185 million, while the balance of secured loans to consumer borrowers that have had debt discharged through bankruptcy was not material.
The following table summarizes the effects of loan modifications made to borrowers on loans modified:

Three Months Ended September 30	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2025
Commercial(a)	8.7%	9
Commercial real estate	4.0	10
Residential mortgages	1.1	79
Credit card	16.0	—
Other retail	7.3	4
Loans purchased from GNMA mortgage pools	.4	103
2024
Commercial(a)	20.5%	9
Commercial real estate	4.4	12
Residential mortgages	1.1	92
Credit card	16.2	—
Other retail	6.4	5
Loans purchased from GNMA mortgage pools	.4	109
Nine Months Ended September 30	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2025
Commercial(a)	10.1%	11
Commercial real estate	3.3	9
Residential mortgages	1.3	88
Credit card	16.1	—
Other retail	5.8	8
Loans purchased from GNMA mortgage pools	.4	102
2024
Commercial(a)	20.2%	9
Commercial real estate	3.1	12
Residential mortgages	.9	88
Credit card	16.3	—
Other retail	7.7	5
Loans purchased from GNMA mortgage pools	.5	113
Note: The weighted-average payment deferral for all portfolio classes was less than $1 million for the three and nine months ended September 30, 2025 and 2024. Forbearance payments are required to be paid at the end of the original term loan.
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
The following table provides a summary of loan balances as of September 30, which were modified during the prior twelve months, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
2025
Commercial	$423	$18	$76	$517
Commercial real estate	688	—	18	706
Residential mortgages(a)	1,476	6	10	1,492
Credit card	318	74	39	431
Other retail	87	14	6	107
Total loans	$2,992	$112	$149	$3,253
2024
Commercial	$556	$55	$159	$770
Commercial real estate	752	2	455	1,209
Residential mortgages(a)	1,487	4	10	1,501
Credit card	298	70	37	405
Other retail	120	17	5	142
Total loans	$3,213	$148	$666	$4,027
(a)At September 30, 2025, $410 million of loans 30-89 days past due and $288 million of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $430 million and $265 million at September 30, 2024 respectively.

U.S. Bancorp	49

The following table provides a summary of loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified within twelve months prior to default:

Three Months Ended September 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)
2025
Commercial	$10	$—	$11	$—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	1	1
Credit card	34	—	—	—
Other retail	1	—	4	—
Total loans, excluding loans purchased from GNMA mortgage pools	45	—	16	1
Loans purchased from GNMA mortgage pools	—	69	51	66
Total loans	$45	$69	$67	$67
2024
Commercial	$8	$—	$13	$—
Commercial real estate	—	—	180	—
Residential mortgages	—	2	—	1
Credit card	33	—	—	—
Other retail	1	—	5	—
Total loans, excluding loans purchased from GNMA mortgage pools	42	2	198	1
Loans purchased from GNMA mortgage pools	—	97	50	54
Total loans	$42	$99	$248	$55
Nine Months Ended September 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)
2025
Commercial	$29	$—	$22	$—
Commercial real estate	36	—	—	—
Residential mortgages	—	—	1	4
Credit card	103	—	—	—
Other retail	2	—	13	—
Total loans, excluding loans purchased from GNMA mortgage pools	170	—	36	4
Loans purchased from GNMA mortgage pools	—	108	71	104
Total loans	$170	$108	$107	$108
2024
Commercial	$20	$—	$13	$—
Commercial real estate	—	—	204	—
Residential mortgages	—	12	3	4
Credit card	92	—	—	—
Other retail	2	1	15	—
Total loans, excluding loans purchased from GNMA mortgage pools	114	13	235	4
Loans purchased from GNMA mortgage pools	—	154	80	94
Total loans	$114	$167	$315	$98
(a)Includes $34 million of total loans receiving a payment delay and term extension, $30 million of total loans receiving an interest rate reduction and term extension, and $3 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended September 30, 2025, compared with $49 million, $5 million, and $1 million for the three months ended September 30, 2024, respectively. Includes $59 million of total loans receiving a payment delay and term extension, $44 million of total loans receiving an interest rate reduction and term extension, and $5 million of total loans receiving an interest rate reduction, payment delay and term extension for the nine months ended September 30, 2025, compared with $91 million, $6 million and $1 million for the nine months ended September 30, 2024, respectively.
As of September 30, 2025 the Company had $368 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified.

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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $184 million and $141 million for the three months ended September 30, 2025 and 2024, respectively, and $548 million and $424 million for the nine months ended September 30, 2025 and 2024, respectively. The Company recognized $151 million and $135 million of expenses related to all of these investments for the three months ended September 30, 2025 and 2024, respectively, which were primarily included in tax expense. The Company recognized $452 million and $418 million of expenses related to all of these investments for the nine months ended September 30, 2025 and 2024, respectively, which were primarily included in tax expense.
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
The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	September 30, 2025	December 31, 2024
Investment carrying amount	$9,535	$8,107
Unfunded capital and other commitments	5,954	5,032
Maximum exposure to loss	9,635	8,435
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $309 million at September 30, 2025 and $264 million at December 31, 2024. The maximum

U.S. Bancorp	51

exposure to loss related to these VIEs was $423 million at September 30, 2025 and $382 million at December 31, 2024, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company also held senior notes of $2.0 billion as available-for-sale investment securities at September 30, 2025, compared with $3.2 billion at December 31, 2024. These senior notes were issued by third-party securitization vehicles that held $2.3 billion at September 30, 2025 and $3.6 billion at December 31, 2024 of indirect auto loans that collateralize the senior notes. These VIEs are not consolidated by the Company.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $100 million at September 30, 2025, compared with less than $1 million to $79 million at December 31, 2024.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At September 30, 2025, approximately $5.9 billion of the Company’s assets and $3.6 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $6.4 billion and $4.2 billion, respectively, at December 31, 2024. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

NOTE 6	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $216.1 billion of residential mortgage loans for others at September 30, 2025, and $216.6 billion at December 31, 2024, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, including a gain on the sale of MSRs in the second quarter of 2024, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net gains of $12 million and net losses of $10 million for the three months ended September 30, 2025 and 2024, respectively, and net gains of $10 million and $11 million for the nine months ended September 30, 2025 and 2024, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $173 million and $170 million for the three months ended September 30, 2025 and 2024, respectively, and $517 million and $526 million for the nine months ended September 30, 2025 and 2024, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2025	2024	2025	2024
Balance at beginning of period	$3,305	$3,326	$3,369	$3,377
Rights purchased	—	—	—	1
Rights capitalized	71	72	194	191
Rights sold	1	1	2	(188)
Changes in fair value of MSRs
Due to fluctuations in market interest rates(a)	(3)	(121)	(43)	27
Due to revised assumptions or models(b)	13	3	23	44
Other changes in fair value(c)	(98)	(94)	(256)	(265)
Balance at end of period	$3,289	$3,187	$3,289	$3,187
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
The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	September 30, 2025						December 31, 2024
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(365)	$(173)	$(84)	$78	$150	$275	$(310)	$(144)	$(69)	$63	$120	$217
Derivative instrument hedges	398	187	89	(79)	(151)	(285)	325	147	69	(61)	(118)	(220)
Net sensitivity	$33	$14	$5	$(1)	$(1)	$(10)	$15	$3	$—	$2	$2	$(3)

52	U.S. Bancorp

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
The following table provides a summary of the Company’s MSRs and related characteristics by portfolio:

	September 30, 2025				December 31, 2024
(Dollars in Millions)	HFA	Government	Conventional(d)	Total	HFA	Government	Conventional(d)	Total
Servicing portfolio(a)	$56,166	$23,995	$135,668	$215,829	$52,807	$25,139	$138,428	$216,374
Fair value	$840	$472	$1,977	$3,289	$856	$512	$2,001	$3,369
Value (bps)(b)	150	197	146	152	162	204	145	156
Weighted-average servicing fees (bps)	35	45	25	30	35	45	25	30
Multiple (value/servicing fees)	4.23	4.41	5.75	5.06	4.57	4.56	5.69	5.17
Weighted-average note rate	5.12%	4.40%	4.01%	4.34%	4.92%	4.35%	3.87%	4.18%
Weighted-average age (in years)	4.7	6.6	5.4	5.4	4.5	6.1	5.0	5.0
Weighted-average expected prepayment (constant prepayment rate)	10.0%	10.2%	8.3%	8.9%	9.9%	10.2%	7.8%	8.6%
Weighted-average expected life (in years)	7.5	6.8	7.2	7.3	7.5	6.8	7.4	7.4
Weighted-average option adjusted spread(c)	7.3%	6.9%	5.1%	5.9%	5.8%	6.2%	5.6%	5.7%
(a)Represents principal balance of mortgages having corresponding MSR asset.
(b)Calculated as fair value divided by the servicing portfolio.
(c)Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)Represents loans sold primarily to GSEs.

NOTE 7	Preferred Stock
At September 30, 2025 and December 31, 2024, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	September 30, 2025				December 31, 2024
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	18,000	450	13	437
Total preferred stock(a)	243,510	$7,026	$218	$6,808	243,510	$7,026	$218	$6,808
(a)The par value of all shares issued and outstanding at September 30, 2025 and December 31, 2024, was $1.00 per share.

U.S. Bancorp	53

NOTE 8	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Debit Valuation Adjustments	Foreign Currency Translation	Total
2025
Balance at beginning of period	$(4,513)	$(2,992)	$(132)	$(954)	$(1)	$(17)	$(8,609)
Changes in unrealized gains (losses)	975	—	(5)	—	(5)	—	965
Foreign currency translation adjustment(a)	—	—	—	—	—	(1)	(1)
Reclassification to earnings of realized (gains) losses	7	124	65	(1)	—	—	195
Applicable income taxes	(248)	(32)	(15)	(4)	1	—	(298)
Balance at end of period	$(3,779)	$(2,900)	$(87)	$(959)	$(5)	$(18)	$(7,748)
2024
Balance at beginning of period	$(5,310)	$(3,354)	$(482)	$(1,138)	$—	$(24)	$(10,308)
Changes in unrealized gains (losses)	1,297	—	460	—	—	—	1,757
Foreign currency translation adjustment(a)	—	—	—	—	—	12	12
Reclassification to earnings of realized (gains) losses	119	132	77	—	—	—	328
Applicable income taxes	(361)	(33)	(138)	—	—	(3)	(535)
Balance at end of period	$(4,255)	$(3,255)	$(83)	$(1,138)	$—	$(15)	$(8,746)
Nine Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Debit Valuation Adjustments	Foreign Currency Translation	Total
2025
Balance at beginning of period	$(5,078)	$(3,165)	$(553)	$(955)	$1	$(14)	$(9,764)
Changes in unrealized gains (losses)	1,681	—	436	—	(8)	—	2,109
Foreign currency translation adjustment(a)	—	—	—	—	—	(5)	(5)
Reclassification to earnings of realized (gains) losses	64	358	191	(4)	—	—	609
Applicable income taxes	(446)	(93)	(161)	—	2	1	(697)
Balance at end of period	$(3,779)	$(2,900)	$(87)	$(959)	$(5)	$(18)	$(7,748)
2024
Balance at beginning of period	$(5,151)	$(3,537)	$(242)	$(1,138)	$—	$(28)	$(10,096)
Changes in unrealized gains (losses)	1,048	—	8	—	—	—	1,056
Foreign currency translation adjustment(a)	—	—	—	—	—	16	16
Reclassification to earnings of realized (gains) losses	153	377	206	—	—	—	736
Applicable income taxes	(305)	(95)	(55)	—	—	(3)	(458)
Balance at end of period	$(4,255)	$(3,255)	$(83)	$(1,138)	$—	$(15)	$(8,746)
(a)Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

54	U.S. Bancorp

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income
	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2025	2024	2025	2024
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sales of investment securities	$(7)	$(119)	$(64)	$(153)	Securities gains (losses), net
	2	31	16	39	Applicable income taxes
	(5)	(88)	(48)	(114)	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains (losses)	(124)	(132)	(358)	(377)	Interest income
	32	33	93	95	Applicable income taxes
	(92)	(99)	(265)	(282)	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(65)	(77)	(191)	(206)	Net interest income
	16	20	48	53	Applicable income taxes
	(49)	(57)	(143)	(153)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	1	—	4	—	Other noninterest expense
	—	—	(1)	—	Applicable income taxes
	1	—	3	—	Net-of-tax
Total impact to net income	$(145)	$(244)	$(453)	$(549)

NOTE 9	Earnings Per Share
The components of earnings per share were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2025	2024	2025	2024
Net income attributable to U.S. Bancorp	$2,001	$1,714	$5,525	$4,636
Preferred dividends	(97)	(103)	(262)	(280)
Earnings allocated to participating stock awards	(11)	(10)	(34)	(28)
Net income applicable to U.S. Bancorp common shareholders	$1,893	$1,601	$5,229	$4,328
Average common shares outstanding	1,557	1,561	1,558	1,560
Net effect of the exercise and assumed purchase of stock awards	—	—	1	1
Average diluted common shares outstanding	1,557	1,561	1,559	1,561
Earnings per common share	$1.22	$1.03	$3.36	$2.77
Diluted earnings per common share	$1.22	$1.03	$3.35	$2.77
Options outstanding at September 30, 2025 to purchase 1 million common shares for the three and nine months ended September 30, 2025, and outstanding at September 30, 2024 to purchase 1 million common shares for the three and nine months ended September 30, 2024 were not included in the computation of diluted earnings per share because they were antidilutive.

U.S. Bancorp	55

NOTE 10	Employee Benefits
The components of net periodic benefit cost for the Company’s pension plans were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2025	2024	2025	2024
Service cost	$54	$55	$160	$164
Interest cost	102	94	307	282
Expected return on plan assets	(147)	(146)	(440)	(438)
Prior service cost (credit) amortization	(1)	(1)	(3)	(3)
Actuarial loss (gain) amortization	1	2	3	7
Net periodic benefit cost(a)	$9	$4	$27	$12
(a)Service cost is included in compensation and employee benefits expense on the Consolidated Statement of Income. All other components are included in other noninterest expense on the Consolidated Statement of Income.

NOTE 11	Income Taxes
The components of income tax expense were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2025	2024	2025	2024
Federal
Current	$332	$144	$588	$645
Deferred	88	79	441	261
Federal income tax	420	223	1,029	906
State
Current	100	105	287	214
Deferred	4	22	123	22
State income tax	104	127	410	236
Total income tax provision	$524	$350	$1,439	$1,142
A reconciliation of expected income tax expense at the federal statutory rate of 21 percent to the Company’s applicable income tax expense follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2025	2024	2025	2024
Tax at statutory rate	$532	$435	$1,467	$1,218
State income tax, at statutory rates, net of federal tax benefit	119	106	330	289
Tax effect of
Tax credits and benefits, net of related expenses	(115)	(140)	(381)	(284)
Revaluation of tax related assets and liabilities(a)	—	—	72	—
Exam resolutions	(1)	(1)	(1)	(98)
Tax-exempt income	(39)	(38)	(112)	(105)
Other items	28	(12)	64	122
Applicable income taxes	$524	$350	$1,439	$1,142
(a)California enacted legislation resulting in a decrease to the Company’s state effective tax rate, requiring the Company to revalue its state deferred tax assets and liabilities. As a result of this revaluation, the Company recorded an estimated net tax expense of $72 million in the second quarter of 2025.
The Company’s income tax returns are subject to review and examination by federal, state, local and foreign government authorities. On an ongoing basis, numerous federal, state, local and foreign examinations are in progress and cover multiple tax years. As of September 30, 2025, federal tax examinations for all years ending through December 31, 2020 are completed and resolved. The Company’s tax returns for the years ended December 31, 2021 through December 31, 2022 are under examination by the Internal Revenue Service. The years open to examination by foreign, state and local government authorities vary by jurisdiction.
The Company’s net deferred tax asset was $5.0 billion at September 30, 2025 and $6.3 billion at December 31, 2024.

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
Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At September 30, 2025, the Company had $87 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $553 million (net-of-tax) of realized and unrealized losses at December 31, 2024. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $85 million (net-of-tax). All cash flow hedges were highly effective for the nine months ended September 30, 2025.
Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.7 billion at September 30, 2025 and $1.3 billion at December 31, 2024.
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

U.S. Bancorp	57

The following table summarizes the asset and liability management derivative positions of the Company:

	September 30, 2025			December 31, 2024
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$8,550	$—	$—	$10,600	$—	$—
Pay fixed/receive floating swaps	26,614	—	—	29,739	—	—
Cash flow hedges
Interest rate contracts
Receive fixed/pay floating swaps	23,000	—	—	28,550	—	—
Pay fixed/receive floating swaps	1,000	—	—	—	—	—
Net investment hedges
Foreign exchange forward contracts	741	6	—	870	7	—
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	8,544	14	12	5,436	8	30
Sell	3,283	4	12	2,711	10	1
Options
Purchased	9,520	145	—	7,810	186	—
Written	3,181	21	66	1,991	8	47
Receive fixed/pay floating swaps	9,396	109	30	9,977	45	23
Pay fixed/receive floating swaps	2,983	—	—	2,371	—	—
Foreign exchange forward contracts	774	4	1	702	4	4
Equity contracts	321	8	1	293	—	9
Credit contracts	2,816	—	18	3,558	—	29
Other(a)	2,846	8	118	1,084	7	78
Total	$103,569	$319	$258	$105,692	$275	$221
(a)Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $1.0 billion and $115 million at September 30, 2025, respectively, compared to $1.0 billion and $78 million at December 31, 2024, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $1.8 billion at September 30, 2025.

58	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	September 30, 2025			December 31, 2024
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts
Receive fixed/pay floating swaps	$444,332	$1,357	$2,190	$413,841	$462	$4,485
Pay fixed/receive floating swaps	382,650	1,124	481	363,837	2,342	153
Other(a)	69,002	21	62	72,503	17	34
Options
Purchased	134,864	254	9	96,238	414	2
Written	95,541	26	334	90,572	12	574
Futures
Buy	1,881	—	—	—	—	—
Sell	963	—	—	—	—	—
Foreign exchange rate contracts
Forwards, spots and swaps	136,823	2,831	2,691	113,718	2,441	2,232
Options
Purchased	1,330	23	1	497	14	—
Written	1,330	3	24	497	—	14
Commodity contracts
Swaps	14,804	579	485	8,224	199	180
Options
Purchased	5,300	348	2	3,921	233	2
Written	5,293	2	348	3,921	3	233
Futures
Buy	4	—	—	1	—	—
Sell	548	84	81	166	25	27
Equity contracts	8	—	—	—	—	—
Credit contracts	14,015	1	3	13,670	—	3
Total	$1,308,688	$6,653	$6,711	$1,181,606	$6,162	$7,939
(a)Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.

U.S. Bancorp	59

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended September 30				Nine Months Ended September 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2025	2024	2025	2024	2025	2024	2025	2024
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$(4)	$342	$(49)	$(57)	$323	$6	$(143)	$(153)
Net investment hedges
Foreign exchange forward contracts	14	(19)	—	—	(28)	59	—	—
Non-derivative debt instruments	(3)	(56)	—	—	(194)	(15)	—	—
Note: The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.
The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended September 30				Nine Months Ended September 30
	Interest Income		Interest Expense		Interest Income		Interest Expense
(Dollars in Millions)	2025	2024	2025	2024	2025	2024	2025	2024
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$7,927	$8,086	$3,705	$3,951	$23,047	$23,835	$10,682	$11,692
Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	34	(1,108)	92	302	(699)	(663)	(92)	314
Hedged items	(34)	1,113	(92)	(303)	699	666	96	(315)
Cash flow hedges
Interest rate contract derivatives	(60)	(70)	5	7	(172)	(185)	19	21
Note: The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $5 million and $19 million into earnings during the three and nine months ended September 30, 2025, respectively, as a result of realized cash flows on discontinued cash flow hedges, compared with $7 million and $21 million during the three and nine months ended September 30, 2024, respectively. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.
The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities currently designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment
(Dollars in Millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities(a)	$26,687	$29,005	$257	$(464)
Long-term debt	8,837	10,632	209	39
Note: The table above excludes the cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale investment securities and long-term debt of $(8) million and $(75) million, respectively, at September 30, 2025, compared with $(72) million and $(149) million at December 31, 2024, respectively. The carrying amount of available-for-sale investment securities and long-term debt related to discontinued hedging relationships was $9.3 billion and $16.1 billion, respectively, at September 30, 2025, compared with $6.8 billion and $14.9 billion at December 31, 2024, respectively.
(a)Includes amounts related to available-for-sale investment securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At September 30, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $20.8 billion, of which $10.8 billion was designated as hedged. At September 30, 2025, the cumulative amount of basis adjustments associated with these hedging relationships was $293 million. At December 31, 2024, the amortized cost of the closed portfolios used in these hedging relationships was $17.5 billion, of which $11.6 billion was designated as hedged. At December 31, 2024, the cumulative amount of basis adjustments associated with these hedging relationships was $13 million.

60	U.S. Bancorp

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2025	2024	2025	2024
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$18	$2	$43	$(12)
Purchased and written options	Mortgage banking revenue	43	64	111	112
Swaps	Mortgage banking revenue/Interest expense	12	107	81	30
Foreign exchange forward contracts	Other noninterest income	13	(6)	(4)	2
Equity contracts	Compensation expense	20	(2)	28	(4)
Credit contracts	Capital markets revenue	1	(5)	6	(7)
Other	Other noninterest income	(7)	(1)	(89)	(70)
Customer-Related Positions
Interest rate contracts
Swaps	Capital markets revenue	61	(55)	143	165
Purchased and written options	Capital markets revenue	(5)	109	9	41
Futures	Capital markets revenue	1	—	3	—
Foreign exchange rate contracts
Forwards, spots and swaps	Capital markets revenue	69	70	183	126
Purchased and written options	Capital markets revenue	—	—	1	—
Commodity contracts
Swaps	Capital markets revenue	(30)	(2)	(26)	(1)
Purchased and written options	Capital markets revenue	1	1	15	5
Futures	Capital markets revenue	35	4	39	10
Credit contracts	Capital markets revenue	(4)	(3)	(10)	(3)
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at September 30, 2025, was $1.9 billion. At September 30, 2025, the Company had $1.7 billion of cash posted as collateral against this net liability position.

U.S. Bancorp	61

NOTE 13	Netting Arrangements for Certain Financial Instruments and Securities
Financing Activities
The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and SOFR futures or options on U.S. Treasury futures. Of the Company’s $1.4 trillion total notional amount of derivative positions at September 30, 2025, $633.6 billion related to bilateral over-the-counter trades, $722.7 billion related to those centrally cleared through clearinghouses and $56.8 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.
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

62	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
September 30, 2025
Repurchase agreements
U.S. Treasury and agencies	$23,411	$—	$—	$—	$23,411
Residential agency mortgage-backed securities	325	—	—	—	325
Corporate debt securities	2,652	—	—	—	2,652
Asset-backed securities	400	—	—	—	400
Total repurchase agreements	26,788	—	—	—	26,788
Securities loaned
Corporate debt securities	152	—	—	—	152
Total securities loaned	152	—	—	—	152
Gross amount of recognized liabilities	$26,940	$—	$—	$—	$26,940
December 31, 2024
Repurchase agreements
U.S. Treasury and agencies	$5,918	$—	$—	$—	$5,918
Residential agency mortgage-backed securities	319	—	—	—	319
Corporate debt securities	1,116	—	—	—	1,116
Asset-backed securities	270	22	—	—	292
Total repurchase agreements	7,623	22	—	—	7,645
Securities loaned
Corporate debt securities	90	—	—	—	90
Total securities loaned	90	—	—	—	90
Gross amount of recognized liabilities	$7,713	$22	$—	$—	$7,735
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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Received(c)
September 30, 2025
Derivative assets(d)	$6,941	$(3,282)	$3,659	$(124)	$(11)	$3,524
Reverse repurchase agreements	24,974	(19,637)	5,337	(32)	(5,300)	5
Securities borrowed	1,852	—	1,852	(1)	(1,782)	69
Total	$33,767	$(22,919)	$10,848	$(157)	$(7,093)	$3,598
December 31, 2024
Derivative assets(d)	$6,422	$(2,979)	$3,443	$(177)	$(5)	$3,261
Reverse repurchase agreements	6,383	—	6,383	(851)	(5,508)	24
Securities borrowed	1,516	—	1,516	—	(1,453)	63
Total	$14,321	$(2,979)	$11,342	$(1,028)	$(6,966)	$3,348
(a)Includes $1.1 billion and $1.9 billion of cash collateral related payables that were netted against derivative assets at September 30, 2025 and December 31, 2024, respectively.
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
(d)Excludes $31 million and $15 million at September 30, 2025 and December 31, 2024, respectively, of derivative assets not subject to netting arrangements.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Pledged(c)
September 30, 2025
Derivative liabilities(d)	$6,850	$(3,838)	$3,012	$(124)	$—	$2,888
Repurchase agreements	26,788	(19,637)	7,151	(32)	(7,119)	—
Securities loaned	152	—	152	(1)	(147)	4
Total	$33,790	$(23,475)	$10,315	$(157)	$(7,266)	$2,892
December 31, 2024
Derivative liabilities(d)	$8,081	$(2,949)	$5,132	$(177)	$—	$4,955
Repurchase agreements	7,645	—	7,645	(851)	(6,787)	7
Securities loaned	90	—	90	—	(88)	2
Total	$15,816	$(2,949)	$12,867	$(1,028)	$(6,875)	$4,964
(a)Includes $1.7 billion and $1.9 billion of cash collateral related receivables that were netted against derivative liabilities at both September 30, 2025 and December 31, 2024.
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
(d)Excludes $119 million and $79 million at September 30, 2025 and December 31, 2024, respectively, of derivative liabilities not subject to netting arrangements.

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
Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the nine months ended September 30, 2025 and 2024, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net gains of $18 million and $26 million for the three months ended September 30, 2025 and 2024, respectively, and net gains of $24 million and $22 million for the nine months ended September 30, 2025 and 2024, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
Time Deposits The Company elects the fair value option to account for certain time deposits that are hedged with derivatives that do not qualify for hedge accounting. Electing to measure these time deposits at fair value reduces certain timing differences and better matches changes in fair value of these deposits with changes in the value of the derivative instruments used to economically hedge them. The time deposits measured at fair value are valued using a discounted cash flow model that utilizes market observable inputs and are classified within Level 2. Included in interest expense on deposits were net losses of $7 million and $13 million for the three months ended September 30, 2025 and 2024, respectively, and net losses of $6 million and $2 million for the nine months ended September 30, 2025 and 2024, respectively, from the changes in fair value of time deposits under fair value option accounting guidance.
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

attributable to instrument specific credit risk are recorded as debit valuation adjustments (“DVA”) in other comprehensive income (loss) with all other changes in fair value recorded in interest expense. Included in other comprehensive income (loss) and interest expense on long-term debt were net DVA losses of $5 million and $1 million, respectively, for the three months ended September 30, 2025, and net DVA losses of $8 million and net gains of $1 million, respectively, for the nine months ended September 30, 2025, from the changes in the fair value of structured notes under fair value option account guidance.
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
The following table shows the significant valuation assumption ranges for MSRs at September 30, 2025:

	Minimum	Maximum	Weighted- Average(a)
Expected prepayment	6%	21%	9%
Option adjusted spread	5	11	6
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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at September 30, 2025:

	Minimum	Maximum	Weighted- Average(a)
Expected loan close rate	4%	100%	83%
Inherent MSR value (basis points per loan)	58	219	115
(a)Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At September 30, 2025, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 248 percent and 2 percent, respectively.
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

U.S. Bancorp	67

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2025
Available-for-sale securities
U.S. Treasury and agencies	$22,355	$4,713	$—	$—	$27,068
Mortgage-backed securities
Residential agency	—	37,677	—	—	37,677
Commercial
Agency	—	7,694	—	—	7,694
Non-agency	—	7	—	—	7
Asset-backed securities	—	6,865	—	—	6,865
Obligations of state and political subdivisions	—	9,486	—	—	9,486
Other	—	268	—	—	268
Total available-for-sale	22,355	66,710	—	—	89,065
Mortgage loans held for sale	—	2,288	—	—	2,288
Mortgage servicing rights	—	—	3,289	—	3,289
Derivative assets	92	4,797	2,083	(3,282)	3,690
Other assets	412	2,725	—	—	3,137
Total	$22,859	$76,520	$5,372	$(3,282)	$101,469
Time deposits	$—	$4,924	$—	$—	$4,924
Long-term debt	—	1,408	—	—	1,408
Derivative liabilities	82	4,874	2,013	(3,838)	3,131
Short-term borrowings and other liabilities(a)	752	1,840	—	—	2,592
Total	$834	$13,046	$2,013	$(3,838)	$12,055
December 31, 2024
Available-for-sale securities
U.S. Treasury and agencies	$23,891	$4,496	$—	$—	$28,387
Mortgage-backed securities
Residential agency	—	33,281	—	—	33,281
Commercial
Agency	—	7,351	—	—	7,351
Non-agency	—	6	—	—	6
Asset-backed securities	—	7,165	—	—	7,165
Obligations of state and political subdivisions	—	9,552	—	—	9,552
Other	—	250	—	—	250
Total available-for-sale	23,891	62,101	—	—	85,992
Mortgage loans held for sale	—	2,251	—	—	2,251
Mortgage servicing rights	—	—	3,369	—	3,369
Derivative assets	27	5,208	1,202	(2,979)	3,458
Other assets	420	1,769	—	—	2,189
Total	$24,338	$71,329	$4,571	$(2,979)	$97,259
Time deposits	$—	$5,754	$—	$—	$5,754
Long-term debt	—	391	—	—	391
Derivative liabilities	27	5,131	3,002	(2,949)	5,211
Short-term borrowings and other liabilities(a)	475	1,460	—	—	1,935
Total	$502	$12,736	$3,002	$(2,949)	$13,291
Note: Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $173 million and $159 million at September 30, 2025 and December 31, 2024, respectively, and reflect no impairment or observable price change adjustment at both September 30, 2025 and December 31, 2024. The Company did not record any adjustments for observable price changes during the first nine months of 2025 and 2024.
(a)Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

68	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended September 30 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2025
Mortgage servicing rights	$3,305	$(88)	(a)	$—	$1	$71	(c)	$—	$3,289	$(88)	(a)
Net derivative assets and liabilities	(107)	(403)	(b)	193	(2)	—		389	70	152	(d)
2024
Mortgage servicing rights	$3,326	$(212)	(a)	$—	$1	$72	(c)	$—	$3,187	$(212)	(a)
Net derivative assets and liabilities	(2,303)	651	(e)	264	(9)	—		585	(812)	1,438	(f)
Nine Months Ended September 30 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2025
Mortgage servicing rights	$3,369	$(276)	(a)	$—	$2	$194	(c)	$—	$3,289	$(276)	(a)
Net derivative assets and liabilities	(1,800)	(584)	(g)	914	(4)	1		1,543	70	1,351	(h)
2024
Mortgage servicing rights	$3,377	$(194)	(a)	$1	$(188)	$191	(c)	$—	$3,187	$(194)	(a)
Net derivative assets and liabilities	(1,885)	(2,036)	(i)	912	(14)	—		2,211	(812)	666	(j)
(a)Included in mortgage banking revenue.
(b)Approximately $69 million, $(464) million and $(8) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(c)Represents MSRs capitalized during the period.
(d)Approximately $20 million, $139 million and $(7) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(e)Approximately $89 million, $563 million and $(1) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(f)Approximately $20 million, $1.4 billion and $(1) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(g)Approximately $173 million, $(666) million and $(91) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(h)Approximately $20 million, $1.4 billion and $(91) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(i)Approximately $185 million, $(2.2) billion and $(70) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(j)Approximately $20 million, $716 million and $(70) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	September 30, 2025				December 31, 2024
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(a)	$—	$—	$611	$611	$—	$—	$636	$636
Other assets(b)	—	—	51	51	—	—	25	25
(a)Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2025	2024	2025	2024
Loans(a)	$117	$116	$315	$279
Other assets(b)	2	1	4	4
(a)Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	69

Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of the assets and liabilities for which the fair value option has been elected and the aggregate remaining contractual principal balance outstanding:

	September 30, 2025			December 31, 2024
(Dollars in Millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding
Total loans(a)	$2,288	$2,259	$29	$2,251	$2,243	$8
Time deposits	4,924	4,926	(2)	5,754	5,762	(8)
Long-term debt	1,408	1,419	(11)	391	409	(18)
(a)Includes nonaccrual loans of $1 million carried at fair value with contractual principal outstanding of $1 million at September 30, 2025 and $1 million carried at fair value with contractual principal outstanding of $1 million at December 31, 2024. Includes loans 90 days or more past due of $5 million carried at fair value with contractual principal outstanding of $5 million at September 30, 2025 and $4 million carried at fair value with contractual principal outstanding of $4 million at December 31, 2024.

Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of September 30, 2025 and December 31, 2024. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$66,637	$66,637	$—	$—	$66,637	$56,502	$56,502	$—	$—	$56,502
Federal funds sold and securities purchased under resale agreements	5,373	—	5,373	—	5,373	6,380	—	6,380	—	6,380
Investment securities held-to-maturity	76,931	641	66,705	—	67,346	78,634	1,275	65,000	—	66,275
Loans held for sale(a)	202	—	—	202	202	322	—	—	322	322
Loans, net of allowance for losses	374,960	—	—	373,152	373,152	372,249	—	—	365,628	365,628
Other(b)	2,281	—	1,637	644	2,281	2,482	—	1,767	715	2,482
Financial Liabilities
Time deposits(c)	50,102	—	50,149	—	50,149	49,015	—	49,156	—	49,156
Short-term borrowings(d)	12,857	—	12,703	—	12,703	13,583	—	13,419	—	13,419
Long-term debt(e)	61,127	—	60,837	—	60,837	57,611	—	56,441	—	56,441
Other(f)	4,628	—	1,399	3,229	4,628	5,220	—	1,369	3,851	5,220
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
The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $374 million and $376 million at September 30, 2025 and December 31, 2024, respectively. The carrying value of other guarantees was $179 million and $194 million at September 30, 2025 and December 31, 2024, respectively.

70	U.S. Bancorp

NOTE 15	Guarantees and Contingent Liabilities
Visa Restructuring and Card Association Litigation The Company’s Payment Services business issues credit and debit cards and acquires credit and debit card transactions through the Visa U.S.A. Inc. card association or its affiliates (collectively “Visa”). In 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members in contemplation of its initial public offering (“IPO”) completed in the first quarter of 2008 (the “Visa Reorganization”). As a part of the Visa Reorganization, the Company received its proportionate number of shares of Visa Inc. common stock, which were subsequently converted to Class B shares of Visa Inc. (“Class B shares”). As of September 30, 2025, the Company has sold substantially all of its Class B shares.
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
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2025:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$23	$10,983
Securities lending indemnifications	6,652	—	6,481
Asset sales	—	106	14,947	(a)
Merchant processing	750	52	158,347
Other	—	21	3,202
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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2025, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $15.0 billion. The Company held collateral of $657 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets related to these airline processing arrangements. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At September 30, 2025, the liability was $30 million primarily related to these airline processing arrangements.

U.S. Bancorp	71

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At September 30, 2025 and December 31, 2024, the Company had reserved $8 million and $9 million, respectively, for potential losses from representation and warranty obligations. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of September 30, 2025 and December 31, 2024, the Company had $14 million and $15 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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
Residential Mortgage-Backed Securities Litigation Starting in 2011, the Company and other large financial institutions have been sued in their capacity as trustee for residential mortgage–backed securities trusts for losses arising out of the 2008 financial crisis. In the lawsuits brought against the Company, the investors allege that the Company’s banking subsidiary, USBNA, as trustee caused them to incur substantial losses by failing to enforce loan repurchase obligations and failing to abide by appropriate standards of care after events of default allegedly occurred. The plaintiffs in these matters seek monetary damages generally in unspecified amounts and most also seek equitable relief.
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

U.S. Bancorp	73

Business segment results for the three months ended September 30 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking		Payment Services		Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Condensed Income Statement
Net interest income (taxable-equivalent basis)(a)	$1,823	$1,889	$1,849	$1,928	$781	$727	$(202)	$(378)	$4,251	$4,166
Noninterest income(b)(c)	1,256	1,145	436	401	1,106	1,073	280	79	3,078	2,698
Total net revenue(d)	3,079	3,034	2,285	2,329	1,887	1,800	78	(299)	7,329	6,864
Compensation and employee benefits	530	531	526	558	227	215	1,278	1,333	2,561	2,637
Other intangibles	46	52	59	67	20	23	—	—	125	142
Net shared services	522	536	705	700	547	527	(1,774)	(1,763)	—	—
Other direct expenses(e)	235	229	314	339	250	225	712	632	1,511	1,425
Total noninterest expense	1,333	1,348	1,604	1,664	1,044	990	216	202	4,197	4,204
Income (loss) before provision and income taxes	1,746	1,686	681	665	843	810	(138)	(501)	3,132	2,660
Provision for credit losses	197	94	61	18	408	404	(95)	41	571	557
Income (loss) before income taxes	1,549	1,592	620	647	435	406	(43)	(542)	2,561	2,103
Income taxes and taxable-equivalent adjustment	387	398	155	162	109	102	(98)	(281)	553	381
Net income (loss)	1,162	1,194	465	485	326	304	55	(261)	2,008	1,722
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(7)	(8)	(7)	(8)
Net income (loss) attributable to U.S. Bancorp	$1,162	$1,194	$465	$485	$326	$304	$48	$(269)	$2,001	$1,714

Average Balance Sheet
Loans	$184,442	$171,898	$145,900	$155,240	$42,957	$41,652	$5,853	$5,280	$379,152	$374,070
Other earning assets	10,734	10,740	2,331	2,738	5	8	225,295	219,624	238,365	233,110
Goodwill	4,826	4,825	4,326	4,326	3,482	3,370	—	—	12,634	12,521
Other intangible assets	772	955	4,223	4,405	260	266	7	9	5,262	5,635
Assets	212,924	200,267	158,749	168,871	48,424	47,195	259,508	248,307	679,605	664,640
Noninterest-bearing deposits	55,329	54,375	19,642	20,673	2,427	2,653	2,492	3,238	79,890	80,939
Interest-bearing deposits	217,748	217,180	202,321	199,327	95	95	11,728	11,216	431,892	427,818
Total deposits	273,077	271,555	221,963	220,000	2,522	2,748	14,220	14,454	511,782	508,757
Total U.S. Bancorp shareholders’ equity	22,130	21,280	13,363	14,244	10,318	9,958	16,832	12,801	62,643	58,283
(a)Total net interest income includes a taxable-equivalent adjustment of $29 million and $31 million for the three months ended September 30, 2025 and 2024, respectively. See Non-GAAP Financial Measures beginning on page 29.
(b)Payment Services noninterest income presented net of related rewards and rebate costs and certain partner payments of $811 million and $796 million for the three months ended September 30, 2025 and 2024, respectively.
(c)Total noninterest income includes revenue generated from certain contracts with customers of $2.5 billion and $2.3 billion for the three months ended September 30, 2025 and 2024, respectively.
(d)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded a total of $200 million and $195 million of revenue for the three months ended September 30, 2025 and 2024, respectively, primarily consisting of interest income on sales-type and direct financing leases.
(e)Other direct expenses for each reportable segment includes: net occupancy and equipment, professional services, marketing and business development, technology and communications, and other.

74	U.S. Bancorp

Business segment results for the nine months ended September 30 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking		Payment Services		Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Condensed Income Statement
Net interest income (taxable-equivalent basis)(a)	$5,363	$5,679	$5,459	$5,712	$2,253	$2,102	$(622)	$(1,260)	$12,453	$12,233
Noninterest income(b)(c)	3,620	3,387	1,251	1,239	3,257	3,144	710	443	8,838	8,213
Total net revenue(d)	8,983	9,066	6,710	6,951	5,510	5,246	88	(817)	21,291	20,446
Compensation and employee benefits	1,587	1,629	1,579	1,668	659	645	3,973	4,005	7,798	7,947
Other intangibles	138	156	177	201	57	73	—	—	372	430
Net shared services	1,579	1,616	2,050	2,074	1,595	1,559	(5,224)	(5,249)	—	—
Other direct expenses(e)	711	695	928	959	725	679	2,076	2,167	4,440	4,500
Total noninterest expense	4,015	4,096	4,734	4,902	3,036	2,956	825	923	12,610	12,877
Income (loss) before provision and income taxes	4,968	4,970	1,976	2,049	2,474	2,290	(737)	(1,740)	8,681	7,569
Provision for credit losses	390	335	162	102	1,109	1,151	(52)	90	1,609	1,678
Income (loss) before income taxes	4,578	4,635	1,814	1,947	1,365	1,139	(685)	(1,830)	7,072	5,891
Income taxes and taxable-equivalent adjustment	1,145	1,159	454	487	342	285	(414)	(699)	1,527	1,232
Net income (loss)	3,433	3,476	1,360	1,460	1,023	854	(271)	(1,131)	5,545	4,659
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(20)	(23)	(20)	(23)
Net income (loss) attributable to U.S. Bancorp	$3,433	$3,476	$1,360	$1,460	$1,023	$854	$(291)	$(1,154)	$5,525	$4,636

Average Balance Sheet
Loans	$181,266	$172,285	$149,731	$155,037	$42,267	$40,766	$5,639	$5,190	$378,903	$373,278
Other earning assets	11,819	9,693	2,997	2,300	22	92	219,982	218,717	234,820	230,802
Goodwill	4,825	4,825	4,326	4,326	3,433	3,343	—	—	12,584	12,494
Other intangible assets	817	1,007	4,288	4,611	256	282	8	9	5,369	5,909
Assets	211,262	200,950	163,382	168,917	47,700	46,704	251,806	244,792	674,150	661,363
Noninterest-bearing deposits	54,966	56,769	19,465	20,955	2,539	2,716	2,598	2,600	79,568	83,040
Interest-bearing deposits	214,765	214,975	200,658	199,319	95	96	12,001	11,146	427,519	425,536
Total deposits	269,731	271,744	220,123	220,274	2,634	2,812	14,599	13,746	507,087	508,576
Total U.S. Bancorp shareholders’ equity	21,837	21,508	13,540	14,550	10,261	9,955	15,424	10,653	61,062	56,666
(a)Total net interest income includes a taxable-equivalent adjustment of $88 million and $90 million for the nine months ended September 30, 2025 and 2024, respectively. See Non-GAAP Financial Measures beginning on page 29.
(b)Payment Services noninterest income presented net of related rewards and rebate costs and certain partner payments of $2.3 billion for both the nine months ended September 30, 2025 and 2024.
(c)Total noninterest income includes revenue generated from certain contracts with customers of $7.2 billion and $6.8 billion for the nine months ended September 30, 2025 and 2024, respectively.
(d)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded a total of $596 million and $577 million of revenue for the nine months ended September 30, 2025 and 2024, respectively, primarily consisting of interest income on sales-type and direct financing leases.
(e)Other direct expenses for each reportable segment includes: net occupancy and equipment, professional services, marketing and business development, technology and communications, and other.

NOTE 17	Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to September 30, 2025 through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

U.S. Bancorp	75

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Three Months Ended September 30
	2025			2024			2025 v 2024
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities(b)	$173,423	$1,412	3.26%	$166,899	$1,335	3.20%	3.9%
Loans held for sale	2,253	35	6.39	2,757	45	6.44	(18.3)
Loans(c)
Commercial	145,792	2,139	5.82	133,138	2,217	6.63	9.5
Commercial real estate	48,246	741	6.10	51,454	841	6.50	(6.2)
Residential mortgages	114,780	1,162	4.05	117,559	1,160	3.95	(2.4)
Credit card	30,241	1,017	13.34	28,994	987	13.54	4.3
Other retail	40,093	638	6.31	42,925	669	6.20	(6.6)
Total loans	379,152	5,697	5.97	374,070	5,874	6.25	1.4
Interest-bearing deposits with banks	47,822	517	4.29	50,547	694	5.46	(5.4)
Other earning assets(d)	14,867	295	7.87	12,907	169	5.19	15.2
Total earning assets(d)	617,517	7,956	5.13	607,180	8,117	5.33	1.7
Allowance for loan losses	(7,565)			(7,576)			.1
Unrealized gain (loss) on investment securities	(5,756)			(6,291)			8.5
Other assets	75,409			71,327			5.7
Total assets	$679,605			$664,640			2.3
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$79,890			$80,939			(1.3)%
Interest-bearing deposits
Interest checking	131,281	430	1.30	125,631	399	1.26	4.5
Money market savings	181,063	1,403	3.07	206,546	1,930	3.72	(12.3)
Savings accounts	62,599	289	1.83	36,814	28.30		70.0
Time deposits	56,949	526	3.67	58,827	647	4.37	(3.2)
Total interest-bearing deposits	431,892	2,648	2.43	427,818	3,004	2.79	1.0
Short-term borrowings
Federal funds purchased	428	4	3.97	302	4	4.97	41.7
Securities sold under agreements to repurchase(d)	7,621	207	10.74	7,253	95	5.22	5.1
Commercial paper	4,366	32	2.90	6,538	65	3.94	(33.2)
Other short-term borrowings(e)	3,283	85	10.28	3,630	120	13.21	(9.6)
Total short-term borrowings(d)	15,698	328	8.28	17,723	284	6.38	(11.4)
Long-term debt	63,329	729	4.57	54,841	663	4.81	15.5
Total interest-bearing liabilities(d)	510,919	3,705	2.88	500,382	3,951	3.14	2.1
Other liabilities	25,695			24,575			4.6
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	55,835			51,475			8.5
Total U.S. Bancorp shareholders’ equity	62,643			58,283			7.5
Noncontrolling interests	458			461			(.7)
Total equity	63,101			58,744			7.4
Total liabilities and equity	$679,605			$664,640			2.3
Net interest income		$4,251			$4,166
Gross interest margin			2.25%			2.19%
Gross interest margin without taxable-equivalent increments			2.23%			2.17%
Percent of Earning Assets
Interest income			5.13%			5.33%
Interest expense			2.38			2.59
Net interest margin			2.75%			2.74%
Net interest margin without taxable-equivalent increments			2.73%			2.72%
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
(d)Average balances for the three months ended September 30, 2025, reflect the impact of balance sheet netting of certain repurchase/reverse repurchase transactions under enforceable netting agreements, exclusive of the related interest income and expense. Reflecting the impact of netting the related interest income and expense for these arrangements, the average yields earned on other earning assets and total earning assets were 4.53% and 5.03%, respectively, and average rates paid on securities sold under agreements to repurchase, total short-term borrowings and total interest-bearing liabilities were 4.24%, 5.12% and 2.78%, respectively, for the three months ended September 30, 2025.
(e)Interest expense and rates include interest paid on collateral associated with derivative positions.

76	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Nine Months Ended September 30
	2025			2024			2025 v 2024
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities(b)	$172,489	$4,113	3.18%	$165,059	$3,843	3.10%	4.5%
Loans held for sale	2,975	122	5.49	2,381	123	6.86	24.9
Loans(c)
Commercial	143,267	6,262	5.84	132,749	6,606	6.65	7.9
Commercial real estate	48,532	2,189	6.03	52,257	2,542	6.50	(7.1)
Residential mortgages	116,398	3,511	4.02	116,563	3,408	3.90	(.1)
Credit card	29,747	2,929	13.16	28,430	2,852	13.40	4.6
Other retail	40,959	1,908	6.23	43,279	1,961	6.05	(5.4)
Total loans	378,903	16,799	5.92	373,278	17,369	6.21	1.5
Interest-bearing deposits with banks	44,384	1,449	4.36	51,499	2,134	5.53	(13.8)
Other earning assets(d)	14,972	652	5.82	11,863	458	5.16	26.2
Total earning assets(d)	613,723	23,135	5.04	604,080	23,927	5.29	1.6
Allowance for loan losses	(7,586)			(7,521)			(.9)
Unrealized gain (loss) on investment securities	(6,275)			(6,956)			9.8
Other assets	74,288			71,760			3.5
Total assets	$674,150			$661,363			1.9
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$79,568			$83,040			(4.2)%
Interest-bearing deposits
Interest checking	129,531	1,187	1.23	125,451	1,147	1.22	3.3
Money market savings	184,478	4,233	3.07	203,821	5,837	3.83	(9.5)
Savings accounts	57,059	711	1.67	39,097	80.27		45.9
Time deposits	56,451	1,569	3.72	57,167	1,852	4.33	(1.3)
Total interest-bearing deposits	427,519	7,700	2.41	425,536	8,916	2.80	.5
Short-term borrowings
Federal funds purchased	706	22	4.19	327	12	5.05	*
Securities sold under agreements to repurchase(d)	9,100	423	6.21	5,957	224	5.03	52.8
Commercial paper	4,460	94	2.82	7,177	214	3.98	(37.9)
Other short-term borrowings(e)	4,833	329	9.10	3,603	402	14.88	34.1
Total short-term borrowings(d)	19,099	868	6.07	17,064	852	6.67	11.9
Long-term debt	61,360	2,114	4.61	53,482	1,926	4.81	14.7
Total interest-bearing liabilities(d)	507,978	10,682	2.81	496,082	11,694	3.15	2.4
Other liabilities	25,083			25,112			(.1)
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	54,254			49,858			8.8
Total U.S. Bancorp shareholders’ equity	61,062			56,666			7.8
Noncontrolling interests	459			463			(.9)
Total equity	61,521			57,129			7.7
Total liabilities and equity	$674,150			$661,363			1.9
Net interest income		$12,453			$12,233
Gross interest margin			2.23%			2.14%
Gross interest margin without taxable-equivalent increments			2.21%			2.12%
Percent of Earning Assets
Interest income			5.04%			5.29%
Interest expense			2.33			2.59
Net interest margin			2.71%			2.70%
Net interest margin without taxable-equivalent increments			2.69%			2.68%
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
(d)Average balances for the nine months ended September 30, 2025, reflect the impact of balance sheet netting of certain repurchase/reverse repurchase transactions under enforceable netting agreements, exclusive of the related interest income and expense. Reflecting the impact of netting the related interest income and expense for these arrangements, the average yields earned on other earning assets and total earning assets were 4.71% and 5.01%, respectively, and average rates paid on securities sold under agreements to repurchase, total short-term borrowings and total interest-bearing liabilities were 4.37%, 5.20% and 2.78%, respectively, for the nine months ended September 30, 2025.
(e)Interest expense and rates include interest paid on collateral associated with derivative positions.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — See the information set forth in the “Capital Management” section on page 25 of this Report for information regarding shares repurchased by the Company during the third quarter of 2025, which is incorporated herein by reference.
Item 5. Other Information — During the three months ended September 30, 2025, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed on April 20, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 19, 2023).
10.1	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2025).
10.2	Form of Charter Flight Reimbursement Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 14, 2025).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

78	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. BANCORP

	By:	/s/ LISA R. STARK
Dated: November 4, 2025		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	79

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