Form 10-K
period 2025-12-31
US BANCORP \DE\
filed 2026-02-23
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $70.5 billion based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2026
Common Stock, $.01 par value per share	1,553,695,799
Auditor Firm Id: 42                Auditor Name: Ernst & Young LLP         Auditor Location: Minneapolis, Minnesota
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
1.Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2025 (the “2025 Annual Report”)	Parts I and II
2.Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2026 (the “Proxy Statement”)	Part III

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
Forward-looking statements involve inherent risks and uncertainties that could cause actual results to differ materially from those set forth in forward-looking statements, including the following risks and uncertainties:
•Deterioration in general business, political and economic conditions or turbulence in domestic or global financial markets, which could adversely affect U.S. Bancorp’s revenues and the values of its assets and liabilities, reduce the availability of funding to certain financial institutions, lead to a tightening of credit, and increase stock price volatility;
•Changes to statutes, regulations, or regulatory policies or practices, including capital and liquidity requirements and any credit card interest caps, and the enforcement and interpretation of such laws and regulations, and U.S. Bancorp’s ability to address or satisfy those requirements and other requirements or conditions imposed by regulatory entities;
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
•Actions taken by governmental agencies to stabilize or reform the financial system and the effectiveness of such actions;
•Turmoil and volatility in the financial services industry;
•Risks related to originating and selling mortgages, including repurchase and indemnity demands, and related to U.S. Bancorp’s role as a loan servicer;
•Impacts of current, pending or future litigation and governmental proceedings;
•Increased competitive pressure;
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
•Effects of mergers and acquisitions, such as the pending acquisition of Condor Trading LP and its subsidiaries, including BTIG, LLC (collectively, “BTIG”), and related integration, including that the expected benefits may take longer than anticipated to achieve or may not be achieved in entirety or at all and the costs relating to the combination may be greater than expected;
•Effects of critical accounting policies and judgments;

•Effects of changes in or interpretations of tax laws and regulations;
•Management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk and liquidity risk; and
•The risks and uncertainties more fully discussed in the section entitled “Risk Factors” of the 2025 Annual Report.
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
U.S. Bancorp’s banking subsidiary, U.S. Bank National Association (“USBNA”), is engaged in the general banking business, principally in domestic markets, and holds all of the Company’s consolidated deposits of $522.2 billion at December 31, 2025. USBNA provides a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and to large national customers operating in specific industries targeted by the Company, such as healthcare, utilities, oil and gas, and state and municipal government. Lending services include traditional credit products as well as credit card services, lease financing and import/export trade, asset-backed lending, agricultural finance and other products. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as capital markets, treasury management and receivable lock-box collection are provided to corporate and governmental entity customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.
Other U.S. Bancorp non-banking subsidiaries offer investment and insurance products to the Company’s customers principally within its domestic markets, and fund administration services to a broad range of mutual and other funds.
Banking and investment services are provided through a network of branches and banking offices across the United States, primarily in the Midwest and West regions, including 2,075 branches across 26 states as of December 31, 2025. A significant percentage of consumer transactions are completed using USBNA's digital banking services, both online and through its digital app. The Company operates a network of 4,428 ATMs as of December 31, 2025, and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s domestic markets. Lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources. The Company is also one of the largest providers of corporate and purchasing card services and corporate trust services in the United States. The Company’s subsidiaries provide domestic merchant processing services directly to merchants, as well as similar merchant services in Canada and segments of Europe. The Company also provides corporate trust and fund administration services in Europe. These foreign operations are not significant to the Company.
Pending Acquisition of BTIG
In January 2026, the Company announced that it entered into a definitive agreement to acquire BTIG for a purchase price of up to $1 billion, consisting of a targeted amount of $725 million ($362.5 million of cash and 6,600,594 shares of the Company’s common stock) to be paid at closing and up to an additional $275 million of cash consideration payable over three years, subject to achievement of defined performance targets. BTIG is a global financial services firm specializing in institutional trading, investment banking, research and related brokerage services. The transaction is expected to close in the second quarter of 2026, subject to regulatory approvals and satisfaction of applicable closing conditions.
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
Additional information regarding the Company’s business segments can be found on pages 53 to 54 of the Company’s 2025 Annual Report under the heading “Business Segment Financial Review,” which is incorporated herein by reference.
Human Capital
The Company’s success depends, in large part, on its ability to attract, develop and retain skilled employees. The Company recognizes that supporting, engaging and continuously upskilling its workforce is key to meeting evolving corporate and customer needs. To further those efforts, the Company is committed to supporting employees’ professional development through programs that promote engagement, learning and productivity and by providing pay that is competitive and fair, as well as other benefits and programs that promote wellness. As of December 31, 2025, the Company employed a total of 68,520 employees globally. The Company’s current workforce strategy is focused on promoting in-person engagement across more than 20 corporate hub locations, its branch network and business centers to support the Company’s business and customer needs.
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
As part of its talent strategy, the Company strives to support continuous employee learning and development. The Company provides several talent development opportunities for employees to enhance skills that are critical in the current and future working environment and empowers employees to discover ways to thrive and grow in their careers. In 2025, the Company hosted its second annual development event for all employees, which focused on topics ranging from communications to the future of banking. The Company also launched a new learning platform through its Skills Academy, providing higher quality learning aligned to critical skills. The new learning platform will be leveraged to augment skill development for role training programs and will provide core training for job family skill development needs. The Company also launched an “AI Essentials Channel” on Skills Academy, which is designed to help team members build skills in effectively using Company-approved artificial intelligence tools in their daily work. During 2025, employees completed over 1.7 million hours of training through the Company’s enterprise learning programs to better support their professional development and customer and business needs.
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
Competition
The financial services industry is highly competitive and constantly evolving. The Company competes with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions, investment companies, credit card companies, custody banks, trust companies, asset managers, investment advisers and a variety of other financial services, advisory and technology companies. The financial services industry continues to become more competitive as new technological advances enable more companies to provide financial products and services, including electronic and internet-based financial solutions such as lending and payment solutions, digital currencies, digital wallets and alternative payment methods. Competition has also increased from companies that are not subject to the same regulatory restrictions as domestic banks and bank holding companies, including by financial technology companies, or “fintechs,” which may offer bank-like products or services that compete directly with the Company’s products and services. Legislative, regulatory, economic, and technology changes, as well as consolidation within the financial services industry, could result in increased competition from new and existing market participants.

Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits, experience, relationships and customer convenience, including the ability to address customer needs by using technology to provide products and services that customers want to adopt. The Company’s ability to continue to compete effectively also depends in large part on its ability to attract new employees and develop, retain and motivate existing employees, while managing compensation and other costs. For additional information relating to how the Company attracts and retains employees, see “Human Capital” above.
Government Policies
The operations of the Company’s various businesses are affected by federal and state laws and legislative changes, executive actions, and policies of various regulatory authorities of the United States and the numerous states and foreign countries in which they operate. These laws, rules and policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), United States fiscal policy, international currency regulations and monetary policies and capital adequacy and liquidity constraints imposed by bank regulatory agencies.
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
As a BHC with over $100 billion in total consolidated assets, the Company is subject to the enhanced prudential standards of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as applied to “Category III” institutions under the federal banking regulators’ rules that tailor how enhanced prudential standards apply to large U.S. banking organizations (the “Tailoring Rules”). The Tailoring Rules also apply certain enhanced prudential standards to its subsidiary depository institution, USBNA, as described in more detail below. The Company will continue to be subject to the regulatory capital and liquidity requirements applicable to Category III institutions until otherwise required under the Tailoring Rules (i.e., until the Company’s total average consolidated assets for the then most recent four quarters equal $700 billion or more or the amount of the Company’s average cross-jurisdictional activities for the then most recent four quarters equals $75 billion or more).
Supervisory Ratings Federal banking regulators regularly examine the Company and its insured depository institution subsidiary, USBNA. Following those exams, the Company (under the Federal Reserve’s Large Financial Institution Rating System) and USBNA (under the CAMELS rating system) are assigned supervisory ratings. Disclosure of these ratings to third parties is not allowed without permission of the issuing regulator. A downgrade in these ratings could limit the Company’s ability to pursue acquisitions or conduct other expansionary activities for a period of time, require new or additional regulatory approvals before engaging in certain other business activities or investments, affect USBNA’s deposit insurance assessment rates, limit the Company's access to funding through government-sponsored liquidity programs, and impose additional recordkeeping and corporate governance requirements, as well as generally increase regulatory scrutiny of the Company. On November 5, 2025, the Federal Reserve adopted certain amendments to the Large Financial Institution Rating System, including revising how certain component ratings impact the determination of a covered firm’s “well-managed” status and removing the presumption that firms with certain rating or ratings will be subject to a formal or informal enforcement action by the Federal Reserve. The potential effects such amendments may have on a covered firm will depend on factors including the supervisory ratings received by a subsidiary depository institution and the implementation of reforms to the bank supervisory process by the federal banking regulators.
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
OCC Heightened Standards USBNA is subject to the OCC’s guidelines establishing heightened standards for large national banks, which establish minimum standards for the design and implementation of a risk governance framework for banks. The OCC may take action against institutions that fail to meet these standards. In December 2025, the OCC proposed to increase the average total consolidated assets threshold at which the guidelines apply to covered banks from $50 billion to $700 billion. The effect on USBNA, including applicability should the Company transition to Category II under the Tailoring Rules, will be dependent on the final form of any rulemaking.
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
Under the United States Basel III-based capital rules, the Company is subject to a minimum common equity tier 1 (“CET1”) capital ratio (CET1 capital to risk-weighted assets) of 4.5 percent, a minimum tier 1 capital ratio of 6.0 percent and a minimum total capital ratio of 8.0 percent. At December 31, 2025, the Company exceeded these minimum capital ratio requirements. The Company is also subject to the SCB, which is based on the results of the Federal Reserve’s supervisory stress tests and the Company’s planned common stock dividends, and, if deployed by the Federal Reserve, up to a 2.5 percent common equity tier 1 countercyclical capital buffer. These additional requirements must be satisfied entirely with capital that qualifies as CET1. Although the Federal Reserve has not to date raised the countercyclical capital buffer above zero percent, the countercyclical capital buffer could change in the future. The SCB generally is assigned on an annual basis and becomes effective on October 1 of each year, subject to a 2.5 percent floor, and may vary over time. On April 17, 2025, the Federal Reserve issued a proposed rule that would result in the SCB being calculated based on an average of a firm’s stress test results over two consecutive years, which is intended to reduce volatility in firms’ capital requirements.
As of December 31, 2025, the SCB applicable to the Company is 2.6 percent, a decrease from the SCB of 3.1 percent that applied to the Company at December 31, 2024. If the Federal Reserve were to raise the countercyclical capital buffer, or if the SCB applicable to the Company were to exceed 2.6 percent, this would also change the effective minimum capital ratios to which the Company is subject. For USBNA, the buffer requirement consists of the static capital conservation buffer equal to 2.5 percent of risk-weighted assets.
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

United States banking organizations are also subject to a minimum tier 1 leverage ratio of 4.0 percent. As a Category III banking organization, the Company is also subject to a minimum Supplementary Leverage Ratio (“SLR”) of 3.0 percent that takes into account both on-balance sheet and certain off-balance sheet exposures. At December 31, 2025, the Company exceeded the applicable minimum tier 1 leverage ratio and SLR requirements.
In July 2023, the U.S. federal bank regulatory authorities proposed a rule implementing the Basel Committee’s finalization of the post-crisis regulatory capital reforms, commonly referred to as “Basel III Endgame.” The proposal would set stricter criteria for the use of internal models by replacing the market risk rule with the “Fundamental Review of the Trading Book,” and would introduce new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, which would replace the current models-based approaches. In addition, under the proposed rule, also subject to a phase-in period, Category III banking institutions, such as the Company, would no longer be permitted to opt out of including certain components of accumulated other comprehensive income in regulatory capital, which would result in unrealized gains and losses on available-for-sale securities being included in the calculation of the Company’s regulatory capital ratios. However, the federal banking regulators have indicated they expect to issue a revised proposal, which is expected to modify aspects of the July 2023 proposal, including those described above.
For additional information regarding the Company’s regulatory capital, see “Capital Management” in the 2025 Annual Report.
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
In October 2025, the Federal Reserve issued two proposals to revise its supervisory stress testing framework. One proposal requested comment on the Federal Reserve’s stress test models and related revisions intended to increase the transparency of the Federal Reserve’s stress test scenario design, and proposes an enhanced disclosure process that would include public comment on material model changes and annual stress test scenarios. The second, separate proposal requested comment on the Federal Reserve’s proposed scenarios for its 2026 supervisory stress tests and the models used to generate the scenarios, which are designed based on proposed revisions to the Federal Reserve’s Scenario Design Policy Statement. The effects of these proposals on the Company will depend on the final form of any rulemaking.
Under the OCC’s rules, national banks with assets in excess of $250 billion, including USBNA, are required to submit company-run stress test results to the OCC concurrently with their parent BHC’s CCAR submission to the Federal Reserve. The stress test is based on the OCC’s stress scenarios (which typically have been the same as the Federal Reserve’s stress scenarios) and capital actions that are appropriate for the economic conditions assumed in each scenario.
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
In November 2023, the FDIC released a final rule to impose a special assessment to recover the losses to the DIF resulting from failures of other banking institutions during 2023 (Special Assessment Rule). The special assessments are tax deductible. As a result of this rule, the Company recognized additional noninterest expense of $136 million in 2024 for the FDIC special assessment. In December 2025, the FDIC released an interim final rule that reduces the assessment rate for the eighth collection quarter under the Special Assessment Rule and indicates that the FDIC will not continue to collect additional assessments under the Special Assessment Rule subject to offset or additional collection for losses determined at the termination of the relevant receiverships.
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
Resolution Plans The Company is required by the Federal Reserve and the FDIC to submit a periodic plan for the rapid and orderly resolution of the Company and its significant legal entities in the event of future material financial distress or failure. If the Federal Reserve and the FDIC jointly determine that the resolution plan is not credible and such deficiencies are not cured in a timely manner, the regulators may jointly impose on the Company more stringent capital, leverage or liquidity requirements or restrictions on the Company’s growth, activities or operations. If the Company were to fail to address the deficiencies in its resolution plan when required, it could eventually be required to divest certain assets or operations. As a Category III banking organization, the Company is required to submit resolution plans on a triennial cycle (alternating between targeted and full submissions). The Company submitted its triennial plan in October 2025.
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
USBNA is also required to file periodically separate resolution plans with the FDIC that should enable the FDIC, as receiver, to resolve USBNA under applicable receivership provisions of the Federal Deposit Insurance Act in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net present value return from the sale or disposition of its assets and minimizes the amount of any loss to the institution’s creditors. In June 2024, the FDIC finalized revisions to its resolution planning rule that, among other things, requires periodic testing to validate key resolution capabilities and sets out the criteria and process for the FDIC’s review of the credibility of resolution plans. Under the revised rule, USBNA is required to submit triennial resolution plans and annual interim supplements in years in which a full resolution plan is not filed, which update certain information provided in the full resolution plan. USBNA filed its initial interim supplement in July 2025 and is required to file its next full resolution plan on or before July 1, 2026.
Recovery Plans The OCC has established enforceable guidelines for recovery planning by insured national banks with average total consolidated assets of $250 billion or more, including USBNA. The guidelines provide that a covered bank should develop and maintain a recovery plan that is appropriate for its individual risk profile, size, activities, and complexity, including the complexity of its organizational and legal entity structure. The guidelines state that a recovery plan should, among other elements, (i) establish triggers, which are quantitative or qualitative indicators of the risk or existence of severe stress that should always be escalated to management or the board of directors, as appropriate, for purposes of initiating a response; (ii) identify a wide range of credible options that a covered bank could undertake to restore financial and operational strength and viability; (iii) include impact assessments for each such recovery option, and (iv) address escalation procedures, management reports, and communication procedures. USBNA’s most recent recovery plan was reviewed and approved pursuant to these guidelines in December 2025. In October 2025, the OCC proposed a rule that would rescind its recovery planning guidelines. If finalized, USBNA would cease to be subject to recovery planning requirements.
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
In October 2023, the OCC, together with the Federal Reserve and FDIC, issued a final rule that introduced major changes to the CRA regulatory framework. However, the final rule was paused in 2024 as the result of a court ordered injunction. In July 2025, the agencies proposed a rule to rescind the revised CRA framework and to replace it with the framework that existed prior to the 2023 rule.
Regulation of Brokerage, Investment Advisory and Insurance Activities The Company conducts a broad range of securities activities, both retail and institutional, in the United States through U.S. Bancorp Investments, Inc. and U.S. Bancorp Advisors, LLC (collectively, “broker-dealer entities”). These activities are subject to regulations of the SEC, the Financial Industry Regulatory Authority and other authorities, including state regulators. These regulations generally cover licensing of securities personnel, interactions with customers and counterparties, trading operations, securities underwriting compensation and arrangements, customer suitability, recordkeeping, reporting and communications. Securities regulators impose capital requirements on the Company’s broker-dealer entities and conduct audits or other periodic reviews of their sales practice and financial operations. In addition, the Company’s broker-dealer entities are members of the Securities Investor Protection Corporation, which oversees the liquidation of member broker-dealers that close when the broker-dealer is bankrupt or in financial distress and imposes membership fee assessments and other reporting requirements on the broker-dealer entities. In addition, in January 2026, the Company announced the pending acquisition of Condor Trading LP. The acquisition is expected to close in the second quarter of 2026, after which Condor Trading LP’s subsidiary, BTIG, LLC, will become a broker-dealer subsidiary of the Company and will be subject to the regulatory framework described above.
The operations of the First American family of funds, the Company’s proprietary money market fund complex, also are subject to regulation by the SEC, including rules requiring a floating net asset value for institutional prime and tax-free money market funds, permitting the board of directors of the money market funds the ability to limit redemptions during periods of stress (allowing for the use of liquidity fees and redemption gates during such times), requiring funds to hold proportions of their total assets in securities that can be liquidated in one business day and requiring institutional prime and institutional tax-exempt money market funds to impose liquidity fees on investors that redeem their investments during times of stress.
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
Digital Assets In July 2025, the President signed into law the “Guiding and Establishing National Innovation for U.S. Stablecoins Act” or the “GENIUS Act.” The GENIUS Act establishes a regulatory framework for “payment stablecoins” and their issuers. The GENIUS Act permits payment stablecoins to be issued in the United States only by “permitted payment stablecoin issuers”, including the subsidiary of an insured depository institution such as USBNA. The GENIUS Act requires the U.S. Department of the Treasury and federal and state regulators to issue regulations on numerous topics to interpret and implement the statute. The effect of the GENIUS Act on the Company and USBNA will depend on the final form of any regulations and cannot be predicted at this time. In addition, although the federal banking regulators have not developed regulations governing the digital asset activities of banking organizations, the OCC has clarified that certain digital assets activities of national banks are permissible subject to safety-and-soundness standards and the OCC’s prior approval. In addition, Congress has recently proposed legislation that would, among other things, define when crypto tokens are securities, commodities or otherwise. Digital assets activities continue to be an area of significant focus for Congress, the current Presidential administration and the federal banking regulators. Any changes in law or in the Company’s or USBNA’s supervisory frameworks relating to digital assets cannot be predicted but may have a significant effect on the Company’s business.
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
Data privacy and data protection are areas of increasing legislative focus in the United States, and several U.S. states have enacted comprehensive consumer privacy laws that impose compliance obligations with respect to personal information. The Company has made and will make operational adjustments in accordance with the requirements of applicable privacy and data protection laws. For example, the Company is subject to the California Consumer Protection Act of 2018 and its implementing regulations, as amended in 2020 by the California Privacy Rights Act (the "CCPA"), which provides residents of California with specific rights with respect to the collection of their personal information. The CCPA exempts NPI from its scope. The Company continues to evaluate new regulations, enforcement activities and court decisions, and their effects on the Company. Similar comprehensive consumer privacy laws have been adopted by other states where the Company does business. Each of these state laws, however, includes data level exemptions and/or entity level exemptions for “financial institutions” (or a similar variation) for entities that are subject to the BHC Act like the Company and USBNA. The United States Congress has also proposed legislation relating to data privacy and data protection, and the federal government may in the future pass such legislation.
In addition, in the European Union (“EU”), privacy law is governed by the General Data Protection Regulation (“GDPR”), which is directly binding and applicable in each EU member state. The GDPR contains enhanced compliance obligations and increased penalties for non-compliance and is regularly enforced by European regulators. Canada is in the process of replacing its federal privacy law, the Personal Information Protection and Electronic Documents Act (“PIPEDA”), with a new privacy framework that the Company expects will impose additional compliance obligations on the Company’s Canadian operations. There is currently no timeframe for this change to PIPEDA, as the related bill did not advance before the Parliament’s session ended in January 2025. Canada also has several provincial privacy laws, such as Quebec Law 25, which add requirements in addition to the federal privacy law.
In October 2024, the CFPB finalized a rule regarding personal financial data rights, which applies to financial institutions that control or possess data relating to covered consumer financial products or services, such as Regulation E accounts and credit card issuers. Under the final rule, USBNA will be required to provide consumers and, upon the consumer’s request, their authorized third parties with electronic access to “covered data.” This includes transaction information, account balances, upcoming bill information, information to initiate payment to and from accounts, the terms and conditions under which an account or credit card was provided, and certain other basic account verification information. The final rule requires “data providers” such as USBNA to create detailed access interfaces for both consumers and developers in order to effectuate consumers’ access to, and transfer of, their personal financial data. USBNA will be prohibited from imposing any fees or charges for maintaining or providing access to or facilitating the transfer of such data. However, this rule is the subject of litigation, and enforcement is currently stayed while the CFPB considers revisions to the rule.
Like other lenders, USBNA and other subsidiaries of the Company use consumer reports in their underwriting activities. Use of such information is regulated under the Fair Credit Reporting Act (“FCRA”), and the FCRA also regulates reporting information to consumer reporting agencies, prescreening individuals for credit offers, sharing of consumer reports between affiliates, and using affiliate credit data for marketing purposes. Similar state laws may impose additional requirements on the Company and its subsidiaries. A notice of proposed rulemaking to revise the FCRA was published in December 2024, with comments to the proposal due in March 2025. The CFPB subsequently withdrew the proposed rule in May 2025.
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
Consumer Protection USBNA’s retail banking activities are subject to a variety of federal and state statutes and regulations designed to protect consumers. These laws and regulations, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and subject USBNA to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees, and may also result in significant reputational harm. USBNA’s regulators may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions and civil money penalties.
USBNA and its subsidiaries are subject to supervision and regulation by the CFPB with respect to federal consumer laws. The CFPB has in the past undertaken numerous rule-making and other initiatives, including launching an initiative to reduce the amounts and types of fees financial institutions may charge, including by recently proposing a rule that would significantly reduce the permissible amount of credit card late fees, issuing informal guidance and taking enforcement actions against certain financial institutions. However, during 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and a federal circuit court’s decision allowing the staffing cuts to continue is currently held in abeyance while the plaintiffs file a petition for rehearing. The effects of these developments on banking organizations subject to CFPB regulation and supervision, including USBNA, is uncertain. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.
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
Environmental, Social and Sustainability In recent years, certain lawmakers and regulators inside and outside the United States have increased their focus on financial institutions’ and other companies’ risk oversight, disclosures and practices in connection with climate change and other environmental, social and sustainability matters. Several states in which the Company operates have enacted or proposed statutes, regulations or guidance addressing climate change and other sustainability issues. For example, in 2023, the State of California enacted laws, which are subject to ongoing litigation, requiring certain companies doing business in California to disclose greenhouse gas emissions data and certain other climate-related information. In addition, the

European Union’s Corporate Sustainability Reporting Directive came into effect in January 2023, significantly expanding the scope of sustainability disclosures required to be disclosed by certain EU and non-EU companies.
Fair Access to Financial Services In recent years, certain states have enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities. The current Presidential administration has issued a number of executive orders and various agencies have taken positions that relate to environmental and social matters. In August 2025, the President signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Secretary of the Treasury and federal banking regulators to address politicized or unlawful debanking activities. In connection with this Executive Order, the OCC conducted a supervisory review of large banks, including USBNA. We are unable to predict at this time what, if any, measures the OCC may take following its supervisory review. In addition, some of the measures described in this section may conflict with other regulatory requirements, including those described above. Due to legal challenges and other uncertainties, the effects of these measures on the Company or USBNA cannot be predicted at this time.
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
The following table identifies the closing date for each transaction, issuer, series of Capital Securities, Preferred Stock or Exchangeable Preferred Stock issued in the relevant transaction, Other Securities, if any, and applicable Covered Debt as of February 23, 2026, for those securities that remain outstanding.

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
Additional Information
Additional information in response to this Item 1 can be found in the 2025 Annual Report on pages 53 to 54 under the heading “Business Segment Financial Review.” That information is incorporated into this report by reference.
Item 1A. Risk Factors
Information in response to this Item 1A can be found in the 2025 Annual Report on pages 135 to 150 under the heading “Risk Factors.” That information is incorporated into this report by reference.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Assessment and Management
The Company is committed to managing risks that may impact the Company and incorporating risk considerations into its business activities at all levels, including strategic planning, risk identification inventory and assessment, and day-to-day business decisions. The Company’s Board of Directors has approved a risk management framework that establishes governance and risk management requirements for all the Company’s key risk areas and risk-taking activities. The Board oversees management’s performance relative to the risk management framework and risk appetite. Management is responsible for defining the various risks facing the Company, formulating risk management policies and procedures, and managing risk exposures on a day-to-day basis. The Company’s Executive Risk Committee (ERC), which is chaired by the Chief Risk Officer, oversees execution of the risk management framework. The ERC is supported by management’s senior operating committees, each responsible for a specified risk category. The Company’s Cybersecurity and Technology Governance Committee (CTGC), which is co-chaired by the co-Chief Information Security Officers (CISOs), the Chief Technology Risk Officer, and the Head of Enterprise Architecture, is a senior operating committee under this risk governance structure and is responsible for the management of information security risk at the Company. The CTGC acts as the primary management-level committee dedicated to the governance and oversight of cybersecurity and technology at the Company. The CTGC exercises oversight and provides strategic direction regarding cybersecurity and technology risks, including significant related risk events, and also monitors the overall health of the functions and the timely execution of critical actions. The CTGC considers the condition of the risks, the Company’s programs to manage risks, and significant cybersecurity or technology risk items escalated to the CTGC. The CTGC serves as a decision-making and approval body for key cybersecurity and technology policies, programs, emerging risks, and issues, while facilitating communication across business lines and escalating matters to executive management, the ERC, or the Board, including the Technology Committee, as appropriate. To accomplish its responsibilities, the CTGC is composed of senior management from Technology, including Information Security Services (ISS), Risk Management and Compliance, and from business line risk management. Generally, each of the ERC and CTGC meet at least monthly.
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
The Company’s processes for assessing, identifying, and managing material risks from cybersecurity threats are integrated into the Company’s overall risk governance and oversight structures through its “three lines of defense” model for establishing effective checks and balances within the risk management framework. In this model, specific to cybersecurity threats, the first line of defense is ISS, which is responsible for identifying and implementing cybersecurity controls in accordance with policy requirements and industry best practices, to meet regulatory requirements and to safeguard the business. The second line of defense, Cybersecurity Risk Oversight within the Company's Operational Risk Management group, provides reporting and escalation of emerging risks related to cybersecurity and other concerns to senior management, the ERC, the CTGC, other designated senior operating committees, and the Risk Management Committee of the Board of Directors. The third line of defense, the Company’s internal audit function, provides independent assessment and assurance regarding the effectiveness of the Company’s governance, risk management, and control processes with respect to cybersecurity threats, and provides challenges and recommendations for improvement.
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
During the fiscal year ended December 31, 2025, the Company has not identified any specific risks from cybersecurity threats that have materially affected, or are reasonably likely to affect, the Company and its business strategy, results of operations, or financial condition, other than the risks described under “Risk Factors – Operations and Business Risk” in the 2025 Annual Report. The Company may not be successful in preventing or mitigating the impacts of a future cybersecurity incident that could have a material adverse effect on the Company or its business strategy, results of operations or financial condition.
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
Board of Directors Oversight
As part of its responsibility to oversee the management, business, and strategy of the Company, the Company’s Board of Directors reviews and approves the Company’s risk management framework annually through its Risk Management Committee and oversees the Company’s risk management processes by informing itself about the Company’s key risks and evaluating whether management has reasonable risk management and control processes in place to address those risks. The Board carries out its risk management oversight responsibilities primarily through its committees. Each Board committee is responsible for overseeing certain risks under its charter. The Board’s Risk Management Committee has primary oversight responsibility for cybersecurity risk, including risks from any cybersecurity threats. The Risk Management Committee monitors the Company’s compliance with the risk management framework and risk limits established under the Company’s risk appetite statement approved by the Board. The Risk Management Committee also oversees the Company’s independent risk management function. The Risk Management Committee and its Cybersecurity and Technology Subcommittee receive quarterly reports from management on cybersecurity issues, including cybersecurity threats. The Board’s Risk Management Committee and Audit Committee also hold a joint meeting annually at which they receive a report from the Company’s co-CISOs on cybersecurity threats facing the Company and its preparedness to meet and respond to those threats. In addition, the full Board holds periodic cybersecurity education sessions, which may feature the perspective of an outside expert on current cybersecurity topics. The Company also typically conducts an annual executive-level crisis exercise that includes a cybersecurity component to test its resiliency response, completeness of playbooks, and communication protocols. This exercise involves Board members, Managing Committee members, third-party companies, and regulators, as appropriate.
The Company’s risk management framework includes its risk appetite statement, which is approved annually by the Board’s Risk Management Committee, and defines acceptable levels of risk-taking and risk limits and establishes the governance and oversight activities over risk management and reporting. Management monitors and measures the Company’s risk appetite using a quantitative risk scorecard consisting of risk appetite metrics and associated limits reported to the Board’s Risk Management Committee on a quarterly basis. The Company’s risk appetite statement includes specific information security metrics and associated limits. These limits also inform how matters, including cybersecurity incidents or threats, are escalated to specific members of management, appropriate senior operating committees (including the CTGC and/or ERC), and/or the Board of Directors or appropriate Board committee. The Board’s Risk Management Committee oversees the Company’s risk profile relative to its risk appetite and compliance with risk limits.
Management Oversight
The members of the Company’s management who are primarily responsible for assessing and managing risks from cybersecurity threats, including monitoring risk appetite metrics and limits related to cybersecurity, include the Company’s co-CISOs, Chief Risk Officer, and Chief Information and Technology Officer. The co-CISOs and the members of senior management within the Risk and Technology business lines all have relevant expertise and experience in cybersecurity and information technology risk management.

Following the departure of the Company’s CISO in November 2025, the two Deputy CISOs are temporarily serving in the role of co-CISOs while the search for a permanent CISO continues. The Company’s co-CISOs are primarily responsible for the implementation of defense capabilities and risk mitigation strategies. The co-CISOs are supported by their direct reports and teams, many of whom hold cybersecurity-related certifications. One of the co-CISOs, Julia Nolan, has over 23 years of experience at the Company, having transitioned from traditional consumer banking roles to ISS in 2016, and most recently holding the position of Deputy CISO responsible for data security, insider threat, security awareness, forensic investigations, adversary emulation and vulnerability management since 2024. The other co-CISO, David Kuhn, has over 18 years of experience at the Company in ISS, most recently holding the position of Deputy CISO responsible for cyber defense since 2024.
The Company’s co-CISOs report to Venkatachari Dilip, the Company’s Senior Executive Vice President and Chief Information and Technology Officer. Mr. Dilip has oversight of technology-related risk management issues and controls that align to the NIST CSF. Mr. Dilip has served as Chief Information and Technology Officer since joining the Company in September 2018 and has more than 20 years of relevant experience in this field.
The co-CISOs and their leadership team generally meet each business day to discuss security item triage and emerging threats and trends identified by the Threat Intelligence Team. The co-CISOs share pertinent information from those meetings with the Chief Information and Technology Officer and the Chief Risk Officer. During a cyber incident, which could involve the Company or a third-party service provider to the Company, the Company’s Cyber Security Incident Response Team (CSIRT) leads the response and internal communication. CSIRT manages low and moderate severity incidents, and Enterprise Crisis Management manages high and very high severity incidents. The risk rating of an incident may change throughout the incident investigation period as new information is learned or the environment changes. Depending on severity level, CSIRT or Enterprise Crisis Management distributes incident communications to senior management, including the Chief Executive Officer, Chief Risk Officer, Board of Directors or appropriate Board committee, and if applicable, the Company’s regulators.
ISS leadership reports prevention, detection, mitigation, and remediation activities through various working groups and committees. Certain working groups meet with the co-CISOs monthly to review completed risk assessments, and items that require escalation are reported up using the internal committee structure and ad hoc communications if time sensitive. Additionally, working group and committee meetings report up issues to Operational Risk Management, which may decide to open a formal Risk Management Issue (RMI) based on the severity of the issue or other factors and which are subject to specific governance processes. All security-related RMI remediation activities are reviewed with the Chief Risk Officer and Chief Information and Technology Officer on a bi-weekly basis.
Item 2. Properties
U.S. Bancorp and its subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. U.S. Bancorp and its subsidiaries lease 4 freestanding operations centers in Kansas City, Little Rock, Minneapolis and Chicago, and also own 8 principal operations centers in Cincinnati, Fargo, Knoxville, Oshkosh, Olathe, Owensboro, Portland and St. Paul. At December 31, 2025, U.S. Bancorp and its subsidiaries owned and operated a total of 1,056 facilities and leased an additional 1,409 facilities. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to the Company’s premises and equipment is presented in Note 8 of the Notes to Consolidated Financial Statements included in the 2025 Annual Report. That information is incorporated into this report by reference.
Item 3. Legal Proceedings
Information in response to this Item 3 can be found in Note 22 of the Notes to Consolidated Financial Statements included in the 2025 Annual Report under the heading, “Litigation and Regulatory Matters.” That information is incorporated into this report by reference.
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
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company during the fourth quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
October 1-31	2,134,438	$47.05	2,134,438	$4,411
November 1-30	750	45.90	750	4,411
December 1-31	411,240	53.41	411,240	4,389
Total	2,546,428	$48.08	2,546,428	$4,389
Additional Information
Additional information in response to this Item 5 can be found in the 2025 Annual Report on page 134 under the heading “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information in response to this Item 7 can be found in the 2025 Annual Report on pages 22 to 59 under the heading “Management’s Discussion and Analysis.” That information is incorporated into this report by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information in response to this Item 7A can be found in the 2025 Annual Report on pages 31 to 52 under the heading “Corporate Risk Profile.” That information is incorporated into this report by reference.
Item 8. Financial Statements and Supplementary Data
Information in response to this Item 8 can be found in the 2025 Annual Report on pages 60 to 134 under the headings “Report of Management,” “Report of Independent Registered Public Accounting Firm,” “Report of Independent Registered Public Accounting Firm,” “U.S. Bancorp Consolidated Balance Sheet,” “U.S. Bancorp Consolidated Statement of Income,” “U.S. Bancorp Consolidated Statement of Comprehensive Income,” “U.S. Bancorp Consolidated Statement of Shareholders’ Equity,” “U.S. Bancorp Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements,” “U.S. Bancorp Consolidated Daily Average Balance Sheet and Related Yields and Rates (Unaudited)” and “U.S. Bancorp Supplemental Financial Data (Unaudited).” That information is incorporated into this report by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Information in response to this Item 9A can be found in the 2025 Annual Report on page 59 under the heading “Controls and Procedures” and on pages 60 and 61 under the headings “Report of Management” and “Report of Independent Registered Public Accounting Firm.” That information is incorporated into this report by reference.

Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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
Insider Trading Policies
The Company has adopted an Insider Trading Policy that applies to its directors, executive officers, and certain other employees. The Company’s Insider Trading Policy governs the purchase, sale and other dispositions of the Company’s securities by these individuals, and the Company believes it is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the NYSE. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy incorporated by reference as Exhibit 19.
The Company is also prohibited from trading at any time in any Company securities on the basis of material non-public information, subject to applicable law.
Information About the Company’s Managing Committee1
Gunjan Kedia
Ms. Kedia, 55, is Chief Executive Officer and President of U.S. Bancorp and a member of U.S. Bancorp’s Board of Directors. Ms. Kedia has served as Chief Executive Officer since April 2025 and has served as President since May 2024. From June 2023 to May 2024, she served as Vice Chair, Wealth, Corporate, Commercial and Institutional Banking, of U.S. Bancorp. From December 2016 to June 2023, she served as Vice Chair, Wealth Management and Investment Services, of U.S. Bancorp. In April 2026, she will assume the additional role of Chairman of U.S. Bancorp’s Board of Directors.
Souheil S. Badran
Mr. Badran, 61, is Senior Executive Vice President and Chief Operations Officer of U.S. Bancorp. Mr. Badran has served in this position since joining U.S. Bancorp in December 2022. From January 2019 until November 2022, he served as Executive Vice President and Chief Operating Officer at Northwestern Mutual, having also served as Chief Innovation Officer from January 2019 until September 2019.
Elcio R.T. Barcelos
Mr. Barcelos, 55, is Senior Executive Vice President and Chief Human Resources Officer of U.S. Bancorp. Mr. Barcelos has served in this position since joining U.S. Bancorp in September 2020. Prior to joining U.S. Bancorp, he served in a leadership role at Federal National Mortgage Association (Fannie Mae).
1 This section includes the biographies of the members of the Managing Committee of U.S. Bancorp. Each member of the Managing Committee, except for Gregory G. Cunningham, Adam Graves, Sekou Kaalund, Felicia La Forgia and Dominic V. Venturo, is deemed to be an executive officer of U.S. Bancorp.

James L. Chosy
Mr. Chosy, 62, is Senior Executive Vice President and General Counsel of U.S. Bancorp. Mr. Chosy has served in this position since March 2013. He also served as Corporate Secretary of U.S. Bancorp from June 2022 until December 2023 and from March 2013 until April 2016.
Gregory G. Cunningham
Mr. Cunningham, 62, is Senior Executive Vice President and Chief Community Impact and Inclusion Officer of U.S. Bancorp. Mr. Cunningham has served in this position since May 2025. From July 2020 until May 2025, he served as Chief Diversity Officer of U.S. Bancorp. From July 2019 until July 2020, he served as Senior Vice President and Chief Diversity Officer of U.S. Bancorp, having served as Vice President of Customer Engagement of U.S. Bancorp from October 2015, when he joined U.S. Bancorp, until July 2019.
Venkatachari Dilip
Mr. Dilip, 66, is Senior Executive Vice President and Chief Information and Technology Officer of U.S. Bancorp. Mr. Dilip previously was an Executive Vice President from September 2018 to April 2023 and has served as Chief Information and Technology Officer since September 2018, when he joined U.S. Bancorp.
Adam Graves
Mr. Graves, 48, is Senior Executive Vice President and Head of Enterprise Strategy and Administration of U.S. Bancorp. Mr. Graves has served in this position since April 2025. From September 2023 until April 2025, he served as Executive Vice President and Head of Strategy and Corporate Development of U.S. Bancorp, having also served as Head of Finance Strategy and Corporate Development of U.S. Bancorp from February 2018 until September 2023.
Sekou Kaalund
Mr. Kaalund, 50, is Senior Executive Vice President, Head of Branch and Small Business Banking of U.S. Bancorp. Mr. Kaalund previously was Executive Vice President from December 2022 to January 2025 and has served as Head of Branch and Small Business Banking since joining U.S. Bancorp in December 2022. Prior to joining U.S. Bancorp, he served as the Head of Consumer Banking for the Northeast Division at JPMorgan Chase from September 2020 to December 2022. He served as Managing Director and Head of Advancing Black Pathways at JPMorgan Chase from August 2018 to September 2020 and was a Managing Director across several areas in the Corporate Investment Bank at JPMorgan Chase, including U.S. Public and Corporate Pensions and Global Private Equity and Real Estate Fund Services, from July 2007 to September 2020.
Courtney Kelso
Ms. Kelso, 48, is Senior Executive Vice President, Head of Payments: Consumer and Small Business of U.S. Bancorp. Ms. Kelso has served in this position since joining U.S. Bancorp in February 2025. Prior to joining U.S. Bancorp, she served as Executive Vice President and Head of Card Products, Global Commercial Services at American Express from February 2021 to February 2024. From February 2018 to February 2021, she served as Senior Vice President of US Small Business, Co-Brand and Corporate Cards, Global Commercial Services at American Express.
Felicia La Forgia
Ms. La Forgia, 57, is Senior Executive Vice President, Head of the Institutional Client Group (ICG) of U.S. Bancorp. Ms. La Forgia previously was Executive Vice President from July 2016 to January 2025 and has served as Head of ICG since June 2024. From June 2020 to June 2024, she served as Head of Corporate Banking of U.S. Bancorp.
Stephen L. Philipson
Mr. Philipson, 47, is Vice Chair and Head of Wealth, Corporate, Commercial and Institutional Banking (WCIB). Mr. Philipson has served as Vice Chair since April 2025 and Head of WCIB since June 2024. He served as Senior Executive Vice President from April 2023 through April 2025. From April 2023 to June 2024, he served as Head of Global Markets and Specialized Finance of U.S. Bancorp. From October 2017 to April 2023, he served as Head of Fixed Income and Capital Markets of U.S. Bancorp.
Jodi L. Richard
Ms. Richard, 57, is Vice Chair and Chief Risk Officer of U.S. Bancorp. Ms. Richard has served in this position since October 2018. She served as Executive Vice President and Chief Operational Risk Officer of U.S. Bancorp from January 2018 until October 2018.

Arijit Roy
Mr. Roy, 49, is Senior Executive Vice President, Head of Consumer and Business Banking Products of U.S. Bancorp. Mr. Roy previously was Executive Vice President from August 2023 to October 2024 and has served as Head of Consumer and Business Banking Products since July 2024. Prior to July 2024, he served as Head of Consumer and Segment Solutions since joining U.S. Bancorp in July 2022. Prior to joining U.S. Bancorp, he held various leadership positions at Truist, including Executive Vice President and Head of Consumer Products from April 2022 to July 2022, Executive Vice President of Deposits, Small Business Banking, Strategy and Analytics from July 2021 to April 2022, and Senior Vice President of Strategy, Digital Integration and Transformation from September 2019 to July 2021.
Mark G. Runkel
Mr. Runkel, 49, is Vice Chair and Head of Payments: Merchant and Institutional. Mr. Runkel has served as Vice Chair since April 2025 and Head of Payments: Merchant and Institutional since January 2025. From August 2021 to January 2025, he served as Senior Executive Vice President and Chief Transformation Officer of U.S. Bancorp. From December 2013 to August 2021, he served as Senior Executive Vice President and Chief Credit Officer of U.S. Bancorp.
John C. Stern
Mr. Stern, 47, is Vice Chair and Chief Financial Officer of U.S. Bancorp. Mr. Stern has served as Vice Chair since April 2025 and Chief Financial Officer since September 2023. He served as Senior Executive Vice President from April 2023 until April 2025. He also served as Head of Finance of U.S. Bancorp from May 2023 to August 2023. He served as Executive Vice President of U.S. Bancorp from July 2013 through April 2023. From May 2021 until May 2023, he served as President of the Global Corporate Trust and Custody business of U.S. Bancorp. Previously, he served as Treasurer of U.S. Bancorp from July 2013 to May 2021.
Dominic V. Venturo
Mr. Venturo, 59, is Senior Executive Vice President and Chief Digital Officer of U.S. Bancorp. Mr. Venturo has served in this position since July 2020. From January 2015 until July 2020, he served as Executive Vice President and Chief Innovation Officer of U.S. Bancorp.
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
The following table summarizes information regarding the Company’s equity compensation plans in effect as of December 31, 2025:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders				41,129,704	(a)
Stock options	914,872	(b)	$53.29
Restricted stock units and performance-based restricted stock units	9,349,234	(c)	—
Equity compensation plans not approved by security holders	157,794	(d)	—	—
Total	10,421,900			41,129,704

(a)The 41,129,704 shares of the Company’s common stock available for future issuance are reserved under the U.S. Bancorp 2024 Stock Incentive Plan (the “2024 Plan”). Future awards under the 2024 Plan may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock awards, or other stock-based awards.
(b)Includes shares of the Company’s common stock underlying stock options granted under the U.S. Bancorp 2015 Stock Incentive Plan (the “2015 Plan”).
(c)Includes shares of the Company's common stock underlying performance-based restricted stock units (awarded to the members of the Company's Managing Committee and settled in shares of the Company's common stock on a one-for-one basis) and restricted stock units (settled in shares of the Company's common stock on a one-for-one basis) under the 2024 Plan, the 2015 Plan, the U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan and the U.S. Bancorp 2001 Stock Incentive Plan, as amended. No exercise price is paid upon vesting, and thus, no exercise price is included in the table.
(d)Shares of the Company’s common stock that are issuable pursuant to various active and frozen deferred compensation plans of U.S. Bancorp and its predecessor entities that provide distribution of deferred compensation deemed to be invested in U.S. Bancorp stock in the form of shares of U.S. Bancorp common stock, unless the Company chooses cash payment to the extent permitted by the applicable plan, and amounts attributable to previously surrendered stock options in the form of shares of U.S. Bancorp common stock. No exercise price is paid when shares are issued pursuant to the deferred compensation plans.
The active deferred compensation plan allows non-employee directors, and the frozen deferred compensation plans previously permitted non-employee directors and eligible employees, to defer all or part of their compensation until the earlier of retirement or termination of employment or service. Deferral elections are irrevocable. Under the plans, the deferred compensation is deemed to be invested in one of several investment alternatives at the option of the participant, including shares of U.S. Bancorp common stock. Amounts deferred are credited with earnings and investment gains and losses by assuming that deferred amounts were invested in one or more of the hypothetical investment alternatives selected by the plan participant.
The 157,794 shares included in the table assume that participants in the active and frozen plans providing for distribution in the form of shares of U.S. Bancorp common stock of amounts deemed to be invested in the Company’s common stock and amounts attributable to previously surrendered stock options as of December 31, 2025, had received all amounts deemed to be invested in U.S. Bancorp common stock and attributable to previously surrendered stock options in shares of the Company’s common stock on December 31, 2025.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
List of documents filed as part of this report:
1. Financial Statements
•Report of Management
•Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on the Financial Statements
•U.S. Bancorp Consolidated Balance Sheet as of December 31, 2025 and 2024
•U.S. Bancorp Consolidated Statement of Income for each of the three years in the period ended December 31, 2025
•U.S. Bancorp Consolidated Statement of Comprehensive Income for each of the three years in the period ended December 31, 2025
•U.S. Bancorp Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2025
•U.S. Bancorp Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2025
•Notes to Consolidated Financial Statements
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

(1)3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.4 to Form 8-K filed on April 20, 2022.
(1)3.2	Amended and Restated Bylaws. Filed as Exhibit 3.1 to Form 8-K filed on October 19, 2023.
4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the SEC upon request.
4.2	Description of U.S. Bancorp’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
(1)10.0	Amended and Restated Registration Rights Agreement, dated August 3, 2023, by and between U.S. Bancorp and MUFG Bank, Ltd. Filed as Exhibit 10.1 to Form 8-K filed on August 3, 2023.
(1)(2)10.1(a)	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.
(1)(2)10.1(b)	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.
(1)(2)10.2	U.S. Bancorp Annual Executive Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 16, 2019.
(1)(2)10.3	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.
(1)(2)(3)10.4(a)	U.S. Bank Non-Qualified Retirement Plan. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2020.
(1)(2)10.4(b)	First Amendment of the U.S. Bank Non-Qualified Retirement Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 16, 2025.
(1)(2)10.5(a)	U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2003.

(1)(2)10.5(b)	2011 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.9(b) to Form 10-K for the year ended December 31, 2011.
(1)(2)10.5(c)	2025 Amendment of U.S. Bancorp Executive Employees Deferred Compensation Plan. Filed as Exhibit 10.5(c) to Form 10-K for the year ended December 31, 2024.
(1)(2)10.6	U.S. Bank Executive Employees Deferred Compensation Plan (2005 Statement). Filed as Exhibit 4.1 to Form S-8 (File No. 333-268116) filed on November 2, 2022.
(1)(2)10.7(a)	U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2003.
(1)(2)10.7(b)	2011 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.11(b) to Form 10-K for the year ended December 31, 2011.
(1)(2)10.7(c)	2025 Amendment of U.S. Bancorp Outside Directors Deferred Compensation Plan. Filed as Exhibit 10.7(c) to Form 10-K for the year ended December 31, 2024.
(1)(2)10.8(a)	U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement). Filed as Exhibit 10.1 to Form 8-K filed on December 21, 2005.
(1)(2)10.8(b)	First Amendment of the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement). Filed as Exhibit 10.3(b) to Form 8-K filed on January 7, 2009.
(1)(2)10.8(c)	Second Amendment of the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement). Filed as Exhibit 10.12(c) to Form 10-K for the year ended December 31, 2011.
(1)(2)10.8(d)	Third Amendment of the U.S. Bank Outside Directors Deferred Compensation Plan (2005 Statement). Filed as Exhibit 10.8(d) to Form 10-K for the year ended December 31, 2024.
(1)(2)10.9	U.S. Bancorp Amended and Restated 2007 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 8-K filed on April 20, 2010.
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

(1)(2)10.21(a)	U.S. Bancorp 2024 Stock Incentive Plan. Filed as Exhibit 4.3 to Form S-8 (File No. 333-278752) filed on April 17, 2024.
(2)10.21(b)	Amendment of U.S. Bancorp 2024 Stock Incentive Plan.
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

(1)(2)10.25
Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2024 Stock Incentive Plan (used for grants made January 1, 2025-January 26, 2026). Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2024.

(1)(2)10.26
Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2024 Stock Incentive Plan (used for grants made January 1, 2025-January 26, 2026). Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2024.

(1)(2)10.27	Form of Aircraft Time Sharing Agreement. Filed as Exhibit 10.1 to Form 8-K filed on August 14, 2025.
(1)(2)10.28	Form of Charter Flight Reimbursement Agreement. Filed as Exhibit 10.2 to Form 8-K filed on August 14, 2025.
(1)(2)10.29	U.S. Bank Executive Change in Control Severance Plan. Filed as Exhibit 10.1 to Form 8-K filed on January 29, 2026.
(2)10.30	Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2024 Stock Incentive Plan (used for grants made after January 26, 2026).
(2)10.31	Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2024 Stock Incentive Plan (used for grants made after January 26, 2026).
13	2025 Annual Report, pages 21 through 153.
(1)19	U.S. Bancorp Insider Trading Policy. Filed as Exhibit 19 to Form 10-K for the year ended December 31, 2024.
21	Subsidiaries of U.S. Bancorp.
23	Consent of Ernst & Young LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(1)97	U.S. Bancorp Incentive-Based Compensation Recovery Policy, dated as of December 1, 2023. Filed as Exhibit 97 to Form 10-K for the year ended December 31, 2023.
101
The following financial statements from the Company’s Annual Report for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 23, 2026, on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By	/s/ GUNJAN KEDIA
Gunjan Kedia
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

Signature and Title

/s/ GUNJAN KEDIA
Gunjan Kedia,
Chief Executive Officer and President, Director (principal executive officer)

/s/ JOHN C. STERN
John C. Stern,
Vice Chair and Chief Financial Officer (principal financial officer)

/s/ LISA R. STARK
Lisa R. Stark,
Executive Vice President and Controller (principal accounting officer)

WARNER L. BAXTER*
Warner L. Baxter, Director

DOROTHY BRIDGES*
Dorothy Bridges, Director

ELIZABETH L. BUSE*
Elizabeth L. Buse, Director

ANDREW CECERE*
Andrew Cecere, Director

ALAN B. COLBERG*
Alan B. Colberg, Director

KIMBERLY N. ELLISON-TAYLOR*
Kimberly N. Ellison-Taylor, Director

ALEEM GILLANI*
Aleem Gillani, Director

ROLAND A. HERNANDEZ*
Roland A. Hernandez, Director

RICHARD P. MCKENNEY*
Richard P. McKenney, Director

YUSUF I. MEHDI*
Yusuf I. Mehdi, Director

LORETTA E. REYNOLDS*
Loretta E. Reynolds, Director

JOHN P. WIEHOFF*
John P. Wiehoff, Director

*Gunjan Kedia, by signing her name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.
Dated: February 23, 2026

By:	/s/ GUNJAN KEDIA
Gunjan Kedia
Attorney-In-Fact