Form 10-Q
period 2026-03-31
US BANCORP \DE\
filed 2026-05-04
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2026
Common Stock, $.01 Par Value	1,552,299,745 shares

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
•Changes to statutes, regulations, or regulatory policies or practices, including capital and liquidity requirements and any credit card interest rate caps, and the enforcement and interpretation of such laws and regulations, and U.S. Bancorp’s ability to address or satisfy those requirements and other requirements or conditions imposed by regulatory entities;
•Changes in trade policy, including the imposition of tariffs or the impacts of retaliatory tariffs;
•Changes in interest rates;
•Increases in unemployment rates;

U.S. Bancorp	1

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
•Impacts of pandemics, natural disasters, terrorist activities, civil unrest, international hostilities and geopolitical events, including those arising from conflict in the Middle East;
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
•Management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk and liquidity risk; and
•The risks and uncertainties more fully discussed in the section entitled “Risk Factors” of U.S. Bancorp’s Form 10-K for the year ended December 31, 2025, and subsequent filings with the Securities and Exchange Commission (“SEC”).
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

2	U.S. Bancorp

TABLE 1	Selected Financial Data

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2026	2025	Percent Change
Condensed Income Statement
Net interest income	$4,263	$4,092	4.2%
Taxable-equivalent adjustment(a)	28	30	(6.7)
Net interest income (taxable-equivalent basis)(b)	4,291	4,122	4.1
Noninterest income	2,997	2,836	5.7
Total net revenue	7,288	6,958	4.7
Noninterest expense	4,265	4,232.8
Provision for credit losses	576	537	7.3
Income before taxes	2,447	2,189	11.8
Income taxes and taxable-equivalent adjustment	497	473	5.1
Net income	1,950	1,716	13.6
Net (income) loss attributable to noncontrolling interests	(5)	(7)	28.6
Net income attributable to U.S. Bancorp	$1,945	$1,709	13.8
Net income applicable to U.S. Bancorp common shareholders	$1,841	$1,603	14.8
Per Common Share
Earnings per share	$1.18	$1.03	14.6%
Diluted earnings per share	1.18	1.03	14.6
Dividends declared per share	.52	.50	4.0
Book value per share(c)	37.93	34.16	11.0
Tangible book value per common share(b)	29.56	25.64	15.3
Market value per share	52.01	42.22	23.2
Average diluted common shares outstanding	1,555	1,560	(.3)
Financial Ratios
Return on average assets	1.15%	1.04%
Return on average common equity	12.6	12.3
Return on tangible common equity(b)	17.0	17.5
Net interest margin (taxable-equivalent basis)(a)	2.77	2.72
Efficiency ratio(b)	58.2	60.8
Net charge-offs as a percent of average loans outstanding	.56	.59
Average Balances
Loans	$393,560	$379,028	3.8%
Investment securities(d)	171,471	171,178.2
Assets	688,282	669,393	2.8
Deposits	515,119	506,534	1.7
Long-term debt	61,507	58,344	5.4
	March 31, 2026	December 31, 2025
Period End Balances
Loans	$399,796	$391,335	2.2%
Investment securities	168,906	167,008	1.1
Assets	700,998	692,345	1.2
Deposits	528,178	522,216	1.1
Long-term debt	61,361	60,764	1.0
Total U.S. Bancorp shareholders’ equity	65,786	65,193.9
Credit Quality
Allowance for credit losses	$7,977	$7,947.4%
Nonperforming assets	1,528	1,590	(3.9)
Capital Ratios
Common equity tier 1 capital	10.8%	10.8%
Tier 1 capital	12.3	12.3
Total risk-based capital	14.2	14.2
Leverage	8.8	8.7
Supplementary leverage	7.2	7.1
Tangible common equity to tangible assets(b)	6.7	6.7
Tangible common equity to risk-weighted assets(b)	9.4	9.4
(a)Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)See Non-GAAP Financial Measures beginning on page 26.
(c)Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)Excludes unrealized gains and losses on available-for-sale investment securities and any premiums or discounts recorded related to the transfer of investment securities at fair value from available-for-sale to held-to-maturity.

U.S. Bancorp	3

Management’s Discussion and Analysis
Overview
Financial Performance U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $1.9 billion in the first quarter of 2026, compared with $1.7 billion in the first quarter of 2025. Financial performance for the first quarter of 2026, compared with the first quarter of 2025, included the following:
•Diluted earnings per common share of $1.18 in the first quarter of 2026, representing a 14.6 percent increase compared with the first quarter of 2025;
•Net interest income increased $171 million (4.2 percent) primarily due to loan growth, improved earning asset mix, and fixed asset repricing;
•Noninterest income increased $161 million (5.7 percent) driven by higher revenue across most categories;
•Noninterest expense increased $33 million (0.8 percent), reflecting higher marketing and business development expense and technology and communications expense, partially offset by lower compensation and employee benefits expense;
•Average loans increased $14.5 billion (3.8 percent) driven by higher commercial loans and credit card loans, partially offset by lower residential mortgages and other retail loans; and
•Average deposits increased $8.6 billion (1.7 percent), driven by an increase in total savings deposits, partially offset by a decrease in time deposits.
Credit Quality The Company maintained stable credit quality during the first quarter of 2026.
•The allowance for credit losses was $8.0 billion at March 31, 2026, compared to $7.9 billion at December 31, 2025. The ratio of the allowance for credit losses to period-end loans improved to 2.00 percent at March 31, 2026 compared to 2.03 percent at December 31, 2025.
•The provision for credit losses increased $39 million (7.3 percent), primarily due to loan growth.
•Nonperforming assets were $1.5 billion at March 31, 2026, a decrease of $62 million (3.9 percent) compared with December 31, 2025, driven by lower nonperforming commercial loans.
•Net charge-offs were $546 million in the first quarter of 2026, compared with $547 million in the first quarter of 2025, reflecting lower credit card loan net charge-offs, mostly offset by higher commercial loan net charge-offs.
•Total loan net charge-offs as a percentage of average loans was 0.56 percent in the first quarter of 2026, compared with 0.59 percent in the first quarter of 2025.
Capital Management At March 31, 2026, all of the Company’s regulatory capital ratios exceeded regulatory “well-capitalized” requirements.
•The Company’s common equity tier 1 capital ratio was 10.8 percent at both March 31, 2026 and December 31, 2025.
•The Company returned $1.1 billion of earnings to shareholders in the first quarter of 2026 through dividends and share repurchases.
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
Statement of Income Analysis
The Company reported net income attributable to U.S. Bancorp of $1.9 billion for the first quarter of 2026, or $1.18 per diluted common share, compared with $1.7 billion, or $1.03 per diluted common share, for the first quarter of 2025. The increase from the prior year was due to higher net interest income and noninterest income, partially offset by higher noninterest expense and higher provision for credit losses.
Net Interest Income Net interest income was $4.3 billion in the first quarter of 2026, representing an increase of $171 million (4.2 percent) compared with the first quarter of 2025. The increase was primarily due to loan growth, improved earning asset mix, and fixed asset repricing. Average earning assets for the first quarter of 2026 were $13.9 billion (2.3 percent) higher than the first quarter of 2025, reflecting increases in loans and other earning assets, partially offset by a decrease in interest-bearing deposits with banks. The net interest margin, on a taxable-equivalent basis, in the first quarter of 2026 was 2.77 percent, compared with 2.72 percent in the first quarter of 2025. The increase was primarily due to the benefits from fixed asset repricing. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” table for further information on net interest income.
Average total loans in the first quarter of 2026 were $14.5 billion (3.8 percent) higher than the first quarter of 2025. The increase was primarily due to higher commercial loans and credit card loans, partially offset by lower residential mortgages and other retail loans. The increase in average commercial loans was primarily due to growth in loans to financial institutions, partially offset by lower corporate loans. The increase in average credit card loans was primarily driven by higher sales volume. Average commercial real estate loans were higher due to increased loan originations. The decreases in average residential mortgages and other retail loans were primarily due to loan sales in the second quarter of 2025.
Average investment securities in the first quarter of 2026 were $293 million (0.2 percent) higher than the first quarter of 2025.

4	U.S. Bancorp

Average total deposits for the first quarter of 2026 were $8.6 billion (1.7 percent) higher than the first quarter of 2025. Average total savings deposits for the first quarter of 2026 were $16.5 billion (4.5 percent) higher than the first quarter of 2025, primarily due to increases in Wealth, Corporate, Commercial and Institutional Banking, and Consumer and Business Banking balances. Average noninterest-bearing deposits for the first quarter of 2026 were $932 million (1.2 percent) higher than the first quarter of 2025, driven by an increase in Wealth, Corporate, Commercial and Institutional Banking balances, partially offset by a decrease in Consumer and Business Banking balances. Average time deposits for the first quarter of 2026 were $8.9 billion (16.0 percent) lower than the first quarter of 2025, mainly due to decreases in Treasury and Corporate Support, and Wealth, Corporate, Commercial and Institutional Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Provision for Credit Losses The provision for credit losses was $576 million in the first quarter of 2026, representing an increase of $39 million (7.3 percent) from the first quarter of 2025, primarily due to loan growth. Net charge-offs decreased $1 million (0.2 percent) in the first quarter of 2026, compared with the first quarter of 2025, driven by lower credit card loan net charge-offs, mostly offset by higher commercial loan net charge-offs. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income was $3.0 billion in the first quarter of 2026, representing an increase of $161 million (5.7 percent) compared with the first quarter of 2025. The increase from the prior year reflected higher capital markets revenue, trust and investment management fees, lending and deposit-related fees, merchant processing services and card revenue, partially offset by lower other noninterest income and losses from repositioning a portion of the investment securities portfolio. Capital markets revenue increased primarily due to higher client-related derivative activity, corporate bond underwriting fees and favorable market conditions. Trust and investment management fees increased primarily due to business growth and favorable market conditions. Merchant processing services increased due to favorable rates, while card revenue increased due to higher credit card sales volume.

TABLE 2	Noninterest Income(a)

	Three Months Ended March 31
(Dollars in Millions)	2026	2025	Percent Change
Card revenue(b)	$391	$374	4.5%
Corporate payment and treasury management revenue(b)(c)	408	400	2.0
Merchant processing services	436	415	5.1
Trust and investment management fees	745	680	9.6
Lending and deposit-related fees(c)(d)	294	266	10.5
Capital markets revenue(d)(e)	377	292	29.1
Mortgage banking revenue	161	173	(6.9)
Investment products fees	97	87	11.5
Other(e)	123	149	(17.4)
Total fee revenue	3,032	2,836	6.9
Securities gains (losses), net	(35)	—	*
Total noninterest income	$2,997	$2,836	5.7%
*Not meaningful
Effective January 1, 2026, the Company made changes and reclassifications to certain fee revenue items. Prior period balances have been conformed to current period presentation to reflect the reclassifications described below:
(a)'Corporate payment products revenue' has been renamed 'Corporate payment and treasury management revenue', and 'Service charges' has been renamed 'Lending and deposit-related fees'.
(b)Stored-value card revenue was reclassified from 'Card revenue' to 'Corporate payment and treasury management revenue'.
(c)Treasury management services revenue was reclassified from 'Lending and deposit-related fees' to 'Corporate payment and treasury management revenue'.
(d)Loan and leasing fees was reclassified from 'Capital markets revenue' to 'Lending and deposit-related fees'.
(e)Impact Finance tax credit investment syndication fee revenue and related fees was reclassified from 'Other' noninterest income to 'Capital markets revenue'.

U.S. Bancorp	5

TABLE 3	Noninterest Expense

	Three Months Ended March 31
(Dollars in Millions)	2026	2025	Percent Change
Compensation and employee benefits	$2,628	$2,637	(.3)%
Net occupancy and equipment	304	306	(.7)
Professional services	92	98	(6.1)
Marketing and business development	217	182	19.2
Technology and communications	573	533	7.5
Other intangibles	110	123	(10.6)
Other	341	353	(3.4)
Total noninterest expense	$4,265	$4,232.8%
Efficiency ratio(a)	58.2%	60.8%
(a)See Non-GAAP Financial Measures beginning on page 26.
Noninterest Expense Noninterest expense was $4.3 billion in the first quarter of 2026, representing an increase of $33 million (0.8 percent) from the first quarter of 2025. The increase from the prior year reflected higher technology and communications expense and marketing and business development expense, partially offset by lower other intangibles expense, compensation and employee benefits expense and other noninterest expense. Technology and communications expense increased primarily due to investments in product and technology development. Marketing and business development expense increased primarily due to increased initiatives. Compensation and employee benefits expense decreased primarily due to cost savings from operational efficiencies, partially offset by merit increases.
Income Tax Expense The provision for income taxes was $469 million (an effective rate of 19.4 percent) for the first quarter of 2026, compared with $443 million (an effective rate of 20.5 percent) for the first quarter of 2025.
Balance Sheet Analysis
Loans The Company’s loan portfolio was $399.8 billion at March 31, 2026, compared with $391.3 billion at December 31, 2025, an increase of $8.5 billion (2.2 percent). The increase was driven by higher commercial loans, residential mortgages and commercial real estate loans.
Commercial loans increased $5.9 billion (4.0 percent) at March 31, 2026, compared with December 31, 2025, primarily due to growth in corporate loans.
Residential mortgages held in the loan portfolio increased $1.4 billion (1.2 percent) at March 31, 2026, compared with December 31, 2025, driven by originations. Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Commercial real estate loans increased $1.1 billion (2.1 percent) at March 31, 2026, compared with December 31, 2025, primarily due to increased loan originations.
Other retail loans increased $453 million (1.1 percent) at March 31, 2026, compared with December 31, 2025, primarily due to higher revolving credit balances.
Credit card loans decreased $377 million (1.0 percent) at March 31, 2026, compared with December 31, 2025, primarily as a result of customers seasonally paying down balances.
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
Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $2.9 billion at March 31, 2026, compared with $2.5 billion at December 31, 2025. The increase was driven by a higher level of mortgage loan closings in the first quarter of 2026, compared with the fourth quarter of 2025. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government sponsored enterprises (“GSEs”).
Investment Securities Investment securities totaled $168.9 billion at March 31, 2026, compared with $167.0 billion at December 31, 2025. The $1.9 billion (1.1 percent) increase was primarily due to net investment purchases, partially offset by an unfavorable change in net unrealized gains (losses) on available-for-sale investment securities.
The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At March 31, 2026, the Company’s net unrealized losses on available-for-sale investment securities were $4.7 billion ($3.5 billion net-of-tax), compared with net unrealized losses of $4.4 billion ($3.3 billion net-of-tax) at December 31, 2025. The unfavorable change in net unrealized gains (losses) was primarily due to decreases in the fair value of obligations of state and political subdivisions and mortgage-backed securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $4.9 billion at March 31, 2026, compared

6	U.S. Bancorp

with $4.7 billion at December 31, 2025. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of the underlying collateral, the existence of any government or agency guarantees, and market conditions. At March 31, 2026, the Company had no plans to sell securities with unrealized losses, and believed it was more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 4 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.
Deposits Total deposits were $528.2 billion at March 31, 2026, compared with $522.2 billion at December 31, 2025. The $6.0 billion (1.1 percent) increase in total deposits was driven by increases in total savings deposits and noninterest-bearing deposits, partially offset by a decrease in time deposits. Savings account balances increased $6.1 billion (9.3 percent), driven by higher Consumer and Business Banking balances. Interest checking balances increased $772 million (0.6 percent), primarily due to higher Consumer and Business Banking balances, partially offset by lower Wealth, Corporate, Commercial and Institutional Banking balances. Money market deposit balances increased $678 million (0.4 percent), primarily due to higher Wealth, Corporate, Commercial and Institutional Banking balances, partially offset by lower Consumer and Business Banking balances. Noninterest-
bearing deposits increased $1.2 billion (1.4 percent) at March 31, 2026, compared with December 31, 2025, primarily driven by an increase in Treasury and Corporate Support balances. Time deposits decreased $2.8 billion (5.8 percent) at March 31, 2026, compared with December 31, 2025, driven by decreases across most business segments. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $17.9 billion at March 31, 2026, compared with $17.2 billion at December 31, 2025. The $697 million (4.1 percent) increase in short-term borrowings was primarily due to higher repurchase agreement balances. Long-term debt was $61.4 billion at March 31, 2026, compared with $60.8 billion at December 31, 2025. The $597 million (1.0 percent) increase was primarily due to $2.6 billion of medium-term note issuances, $563 million of credit-linked bank note issuances and $157 million of bank note issuances, partially offset by a $3.0 billion decrease in Federal Home Loan Bank (“FHLB”) advances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

TABLE 4	Investment Securities

	March 31, 2026				December 31, 2025
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies	$648	$643	1.1	3.00%	$648	$644	1.3	3.00%
Mortgage-backed securities(a)	74,512	65,196	8.1	2.36	75,235	66,146	8.0	2.34
Other	282	283	1.3	2.65	287	289	1.5	2.63
Total held-to-maturity	$75,442	$66,122	8.1	2.37%	$76,170	$67,079	7.9	2.34%
Available-for-Sale
U.S. Treasury and agencies	$31,493	$30,144	4.0	2.96%	$30,098	$28,770	4.0	2.61%
Mortgage-backed securities(a)	49,840	47,661	6.4	3.97	47,776	45,759	5.8	3.91
Asset-backed securities(a)	6,495	6,498	4.3	4.84	6,512	6,527	4.2	4.94
Obligations of state and political subdivisions(b)(c)	10,071	9,004	11.1	3.71	10,387	9,514	9.7	3.66
Other	156	157	1.6	4.60	265	268	1.3	4.63
Total available-for-sale(d)	$98,055	$93,464	6.0	3.68%	$95,038	$90,838	5.5	3.55%
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
(d)Amortized cost excludes portfolio level basis adjustments of $93 million at March 31, 2026 and $185 million at December 31, 2025.
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

Corporate Risk Profile
Overview Managing risks is an essential part of successfully operating a financial services company. The Company’s Board of Directors has approved a risk management framework that establishes governance and risk management requirements for all risk-taking activities. This framework includes Company and business line risk appetite statements that set boundaries for the types and amount of risk that may be undertaken in pursuing business objectives and initiatives. The Board of Directors, primarily through its Risk Management Committee, oversees performance relative to the risk management framework, risk appetite statements, and other policy requirements.
The Executive Risk Committee (“ERC”), which is chaired by the Chief Risk Officer and includes the Chief Executive Officer and other members of the executive management team, oversees execution against the risk management framework and risk appetite statements. The ERC focuses on current and emerging risks, including strategic risk, by directing timely and comprehensive actions. Senior operating committees have also been established, each responsible for overseeing a specified category of risk.
The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputation. Credit risk is the risk of loss associated with a change in the credit profile or the failure of a borrower or counterparty to meet its contractual obligations. Interest rate risk is the current or prospective risk to earnings and capital arising from the impact of changes in interest rates. Market risk is the risk associated with fluctuations in interest rates, foreign exchange rates, commodities and credit spreads that may result in changes in the values of financial instruments, such as trading securities, mortgage loans held for sale (“MLHFS”) and mortgage servicing rights (“MSRs”). Liquidity risk is the risk that financial condition or overall safety and soundness is adversely affected by the Company’s inability, or perceived inability, to meet its cash flow obligations in a timely and complete manner in either normal or stressed conditions. Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, people (including human errors or misconduct), or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, financial losses, and damage to its brand if it fails to adhere to compliance requirements and the Company’s compliance policies. Strategic risk is the risk to current or projected financial condition and resilience arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputation risk is the risk to current or projected financial condition and resilience arising from negative public opinion. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a detailed discussion of these factors.
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
In addition, credit quality ratings, as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal credit risk has been identified. Loans with a special mention or classified rating encompass all loans held by the Company that it considers having a potential or well-defined weakness that may put full collection of contractual cash flows at risk. These are defined by individually graded credit quality ratings for larger corporate loans or scored based credit quality ratings in consumer lending and small business loans. Scored based credits classified as problem credits are typically 90 days or more past due and still accruing, nonaccrual loans or loans in a junior lien position that are current but are behind a first lien position on nonaccrual. Refer to Note 5 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a more detailed discussion on credit risk management processes.
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
The commercial lending segment includes loans and leases made to small business, middle market, large corporate, commercial real estate, financial institution, non-profit and public sector customers. Key risk characteristics relevant to commercial lending segment loans include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial flexibility, loan covenants, and nature of pledged collateral, if any, as well as macroeconomic factors such as unemployment rates, corporate bond spreads, commercial property prices and long-term interest rates. These risk characteristics, among others, are considered in determining estimates about the likelihood of default by the borrowers and the severity of loss in the event of default. The Company considers these risk characteristics in assigning internal risk ratings to, or forecasting losses on, these loans, which are the significant factors in determining the allowance for credit losses for loans in the commercial lending segment.
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, consumer and small business credit card loans, and other retail loans such as revolving consumer lines, auto loans and leases and home equity loans and lines. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay, customer payment history and credit scores and consider macroeconomic factors such as unemployment rates, asset and property prices, household debt levels, real disposable income, the effect of higher interest rates on variable rate or adjustable rate loans, and in some cases, updated loan-to-value (“LTV”) information reflecting current market conditions on secured loans. These and other risk characteristics are reflected in forecasts of losses which are the primary factors in determining the allowance for credit losses for the consumer lending segment.
The Company further disaggregates its loan portfolio segments into various classes based on their underlying risk characteristics. The two classes within the commercial lending segment are commercial loans and commercial real estate loans. The three classes within the consumer lending segment are residential mortgages, credit card loans and other retail loans. Effective January 1, 2026, the Company reclassified small business credit card loans from the commercial loan portfolio to the credit card loan portfolio as these loans share similar credit characteristics to consumer credit card loans. Prior period balances and all related disclosures have been conformed to the current period presentation.
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
The Company estimates updated LTV information on its outstanding residential mortgages quarterly, based on a method that combines automated valuation model updates and relevant home price indices. LTV is the ratio of the loan’s outstanding principal balance to the current estimate of property value. For home equity and second mortgages, combined loan-to-value (“CLTV”) is the combination of the first mortgage original principal balance and the second lien outstanding principal balance, relative to the current estimate of property value. Certain loans do not have an LTV or CLTV, primarily due to lack of available relevant automated valuation

U.S. Bancorp	9

model and/or home price indices values, or lack of necessary valuation data on acquired loans.
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at March 31, 2026:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$12,036	$89,554	$101,590	86.6%
Over 80% through 90%	254	5,690	5,944	5.1
Over 90% through 100%	17	995	1,012.8
Over 100%	4	456	460.4
No LTV available	—	6	6	—
Loans purchased from GNMA mortgage pools(a)	—	8,273	8,273	7.1
Total	$12,311	$104,974	$117,285	100.0%
(a)Represents loans purchased and loans that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$10,321	$2,746	$13,067	93.6%
Over 80% through 90%	594	160	754	5.4
Over 90% through 100%	75	19	94.7
Over 100%	22	8	30.2
No LTV/CLTV available	14	—	14.1
Total	$11,026	$2,933	$13,959	100.0%

Credit card and other retail loans are diversified across customer segments and geographies. Diversification in the credit card portfolio is achieved with broad customer relationship distribution through the Company’s and financial institution partners’ branches, retail and affinity partners, and digital channels.
The following table provides a summary of the Company’s consumer credit card loan balances disaggregated based upon updated credit score at March 31, 2026:

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
Accruing loans 90 days or more past due totaled $847 million at March 31, 2026, compared with $853 million at December 31, 2025. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.21 percent at March 31, 2026, compared with 0.22 percent at December 31, 2025.

10	U.S. Bancorp

TABLE 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due	March 31, 2026	December 31, 2025
Commercial
Commercial(a)	.02%	.01%
Lease financing	—	—
Total commercial(a)	.02	.01
Commercial Real Estate
Commercial mortgages	.01	—
Construction and development	.12	.13
Total commercial real estate	.03	.03
Residential Mortgages(b)	.23	.25
Credit Card(a)	1.29	1.27
Other Retail
Retail leasing	.08	.06
Home equity and second mortgages	.19	.18
Other	.10	.11
Total other retail	.13	.13
Total loans	.21%	.22%

90 days or more past due and nonperforming loans	March 31, 2026	December 31, 2025
Commercial(a)	.44%	.50%
Commercial real estate	1.07	1.09
Residential mortgages(b)	.36	.38
Credit card(a)	1.29	1.27
Other retail	.52	.53
Total loans	.58%	.61%
(a)Effective January 1, 2026, the Company reclassified small business credit card loans from the 'Commercial' loan portfolio to the 'Credit card' loan portfolio. Prior period balances have been conformed to current period presentation.
(b)Delinquent loan ratios exclude $4.3 billion at March 31, 2026, and $3.5 billion at December 31, 2025, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due and nonperforming to total residential mortgages was 4.05 percent at March 31, 2026, and 3.37 percent at December 31, 2025.

U.S. Bancorp	11

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Residential Mortgages(a)
30-89 days	$165	$214.14%		.18%
90 days or more	267	285.23		.25
Nonperforming	159	151.14		.13
Total	$591	$650.50%		.56%
Credit Card(b)
30-89 days	$481	$511	1.28%	1.34%
90 days or more	484	483	1.29	1.27
Nonperforming	—	—	—	—
Total	$965	$994	2.56%	2.61%
Other Retail
Retail Leasing
30-89 days	$18	$20.50%		.57%
90 days or more	3	2.08		.06
Nonperforming	7	7.20		.20
Total	$28	$29.78%		.82%
Home Equity and Second Mortgages
30-89 days	$45	$57.32%		.41%
90 days or more	26	25.19		.18
Nonperforming	134	136.96		.97
Total	$205	$218	1.47%	1.55%
Other(c)
30-89 days	$104	$110.45%		.48%
90 days or more	23	25.10		.11
Nonperforming	18	18.08		.08
Total	$145	$153.62%		.67%
(a)Excludes $399 million of loans 30-89 days past due and $4.3 billion of loans 90 days or more past due at March 31, 2026, purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that continue to accrue interest, compared with $606 million and $3.5 billion at December 31, 2025, respectively.
(b)Effective January 1, 2026, the Company reclassified small business credit card loans from the 'Commercial' loan portfolio to the 'Credit card' loan portfolio. Prior period balances have been conformed to current period presentation.
(c)Includes revolving credit, installment and automobile loans.
Modified Loans The Company may modify loan terms to support borrowers facing financial hardship, typically through interest rate reductions, maturity extensions or other concessions. Modified loans accrue interest if borrowers meet revised terms over time. Modifications are assessed case-by-case across loan types, with commercial loans often involving maturity extensions and collateral adjustments, and residential mortgages modified under federal and internal programs to improve affordability. Credit card and retail loan modifications follow structured programs. Refer to Note 5 of the Notes to Consolidated Financial Statements for further information on loan modifications to borrowers experiencing financial difficulty.

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

12	U.S. Bancorp

TABLE 6	Nonperforming Assets(a)

(Dollars in Millions)	March 31, 2026	December 31, 2025
Commercial
Commercial	$622	$695
Lease financing	26	22
Total commercial	648	717
Commercial Real Estate
Commercial mortgages	488	504
Construction and development	34	14
Total commercial real estate	522	518
Residential Mortgages(b)	159	151
Credit Card	—	—
Other Retail
Retail leasing	7	7
Home equity and second mortgages	134	136
Other	18	18
Total other retail	159	161
Total nonperforming loans(1)	1,488	1,547
Other Real Estate(c)	22	24
Other Assets	18	19
Total nonperforming assets	$1,528	$1,590
Accruing loans 90 days or more past due(b)	$847	$853
Period-end loans(2)	$399,796	$391,335
Nonperforming loans to total loans(1)/(2)	.37%	.40%
Nonperforming assets to total loans plus other real estate(c)	.38%	.41%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2025	$1,235	$355	$1,590
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	115	49	164
Advances on loans	6	1	7
Total additions	121	50	171
Reductions in nonperforming assets
Paydowns, payoffs	(37)	(16)	(53)
Net sales	(4)	(9)	(13)
Return to performing status	(6)	(15)	(21)
Charge-offs(d)	(139)	(7)	(146)
Total reductions	(186)	(47)	(233)
Net additions to (reductions in) nonperforming assets	(65)	3	(62)
Balance March 31, 2026	$1,170	$358	$1,528
(a)Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)Excludes $4.3 billion at March 31, 2026, and $3.5 billion at December 31, 2025, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(c)Foreclosed GNMA loans of $74 million at March 31, 2026, and $65 million at December 31, 2025, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(d)Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	13

TABLE 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended March 31
	2026			2025
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial(a)	$145,397	$117.33%		$130,252	$97.30%
Lease financing	4,436	4.37		4,199	4.39
Total commercial(a)	149,833	121.33		134,451	101.30
Commercial Real Estate
Commercial mortgages	39,969	2.02		38,624	(5)	(.05)
Construction and development	9,439	(10)	(.43)	10,266	1.04
Total commercial real estate	49,408	(8)	(.07)	48,890	(4)	(.03)
Residential Mortgages	116,690	(1)	—	118,844	—	—
Credit Card(a)	37,341	365	3.96	35,083	387	4.47
Other Retail
Retail leasing	3,525	18	2.07	3,990	13	1.32
Home equity and second mortgages	13,972	1.03		13,542	(1)	(.03)
Other	22,791	50.89		24,228	51.85
Total other retail	40,288	69.69		41,760	63.61
Total loans	$393,560	$546.56%		$379,028	$547.59%
(a)Effective January 1, 2026, the Company reclassified small business credit card loans from the ‘Commercial’ loan portfolio to the ‘Credit card’ loan portfolio. Prior period balances have been conformed to current period presentation.
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
At March 31, 2026, total nonperforming assets were $1.5 billion, compared to $1.6 billion at December 31, 2025. The $62 million (3.9 percent) decrease in nonperforming assets was primarily due to lower nonperforming commercial loans. The ratio of total nonperforming assets to total loans and other real estate was 0.38 percent at March 31, 2026, compared with 0.41 percent at December 31, 2025.
OREO was $22 million at March 31, 2026, compared with $24 million at December 31, 2025, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
Analysis of Loan Net Charge-offs Total loan net charge-offs were $546 million for the first quarter of 2026, compared with $547 million for the first quarter of 2025. The decrease in net charge-offs reflected lower credit card loan net charge-offs, mostly offset by higher commercial loan net charge-offs. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the first quarter of 2026 was 0.56 percent, compared with 0.59 percent for the first quarter of 2025.
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

14	U.S. Bancorp

significant judgment and consideration of economic forecast uncertainty. Final loss estimates also consider factors affecting credit losses not reflected in the scenarios, due to the unique aspects of current conditions and expectations. These factors may include, but are not limited to, changes in borrower behavior or conditions in specific lending segments, loan servicing practices, regulatory guidance, fiscal and monetary policy actions, and/or other emerging risks which may impact the portfolio.
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
The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors are aligned to the key risk characteristics of the commercial and consumer lending segments and include, but are not limited to, macroeconomic variables, loan characteristics and borrower characteristics. For each loan portfolio, including those loans modified under various loan modification programs, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices, economic conditions or other factors that may affect the accuracy of the model. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off or expected recoveries on collateral-dependent loans where recovery is expected through sale of the collateral at fair value less selling costs.
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
When a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered PCD. An allowance is established for each population and considers product mix, risk characteristics of the portfolio and delinquency status and refreshed LTV ratios when possible. Considerations for PCD loans include whether the loan has experienced a charge-off, bankruptcy or significant deterioration since origination. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company had a total net book balance of $1.5 billion of loans assigned a PCD status, primarily related to the MUFG Union Bank, N.A. acquisition, included in its loan portfolio at March 31, 2026.
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
The allowance for credit losses was $8.0 billion at March 31, 2026, compared with $7.9 billion at December 31, 2025. The $30 million (0.4 percent) increase was primarily driven by loan portfolio growth. The Company continued to monitor economic uncertainty related to interest rates, inflationary pressures, including those related to evolving trade policy and geopolitical events, as well as other economic factors that may affect the financial strength of corporate and consumer borrowers. In addition to these broad economic factors, the Company considered various factors for determining its expected loss estimates, including customer specific information impacting changes in risk ratings, projected delinquencies and the impact of economic deterioration on selected borrowers’ liquidity and ability to repay.
The ratio of the allowance for credit losses to period-end loans was 2.00 percent at March 31, 2026, compared with 2.03 percent at December 31, 2025. The ratio of the allowance for credit losses to nonperforming loans was 536 percent at March 31, 2026, compared with 514 percent at December 31, 2025. The ratio of the allowance for credit losses to annualized loan net charge-offs was 360 percent at March 31, 2026, compared with 367 percent of full year 2025 net charge-offs at December 31, 2025.
The allowance for credit losses related to commercial lending segment loans decreased $20 million during the first three months of 2026, reflecting improved credit quality, partially offset by commercial loan growth.
The allowance for credit losses related to consumer lending segment loans increased $50 million during the first three months of 2026, primarily driven by loan portfolio growth.

U.S. Bancorp	15

Economic forecasts considered in estimating the allowance for credit losses at March 31, 2026 included changes in projected gross domestic product and unemployment levels. These factors were evaluated through a combination of quantitative calculations using multiple economic scenarios and additional qualitative assessments that considered the degree of economic uncertainty in the current environment. The projected unemployment rates considered in the estimate ranged from 3.4 percent to 9.5 percent, with a peak weighted-average unemployment rate of 5.9 percent.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
United States unemployment rate for the three months ending(a)
March 31, 2026	4.6%	4.5%
December 31, 2026	4.5	4.4
March 31, 2027	4.4	4.4
United States real gross domestic product for the three months ending(b)
March 31, 2026	3.3%	2.3%
December 31, 2026	2.1	1.8
March 31, 2027	2.0	1.9
(a)Reflects quarterly average of forecasted reported United States unemployment rate.
(b)Reflects year-over-year growth rates.

16	U.S. Bancorp

TABLE 8	Summary of Allowance for Credit Losses

	Three Months Ended March 31
(Dollars in Millions)	2026	2025
Balance at beginning of period	$7,947	$7,925
Charge-Offs
Commercial
Commercial(a)	138	112
Lease financing	6	7
Total commercial(a)	144	119
Commercial real estate
Commercial mortgages	3	24
Construction and development	1	1
Total commercial real estate	4	25
Residential mortgages	3	4
Credit card(a)	439	454
Other retail
Retail leasing	22	17
Home equity and second mortgages	3	2
Other	68	69
Total other retail	93	88
Total charge-offs	683	690
Recoveries
Commercial
Commercial(a)	21	15
Lease financing	2	3
Total commercial(a)	23	18
Commercial real estate
Commercial mortgages	1	29
Construction and development	11	—
Total commercial real estate	12	29
Residential mortgages	4	4
Credit card(a)	74	67
Other retail
Retail leasing	4	4
Home equity and second mortgages	2	3
Other	18	18
Total other retail	24	25
Total recoveries	137	143
Net Charge-Offs
Commercial
Commercial(a)	117	97
Lease financing	4	4
Total commercial(a)	121	101
Commercial real estate
Commercial mortgages	2	(5)
Construction and development	(10)	1
Total commercial real estate	(8)	(4)
Residential mortgages	(1)	—
Credit card(a)	365	387
Other retail
Retail leasing	18	13
Home equity and second mortgages	1	(1)
Other	50	51
Total other retail	69	63
Total net charge-offs	546	547
Provision for credit losses	576	537
Balance at end of period	$7,977	$7,915
Components
Allowance for loan losses	$7,646	$7,584
Liability for unfunded credit commitments	331	331
Total allowance for credit losses(1)	$7,977	$7,915
Period-end loans(2)	$399,796	$381,819
Nonperforming loans(3)	1,488	1,685
Allowance for Credit Losses as a Percentage of
Period-end loans(1)/(2)	2.00%	2.07%
Nonperforming loans(1)/(3)	536	470
Nonperforming and accruing loans 90 days or more past due	342	319
Nonperforming assets	522	458
Annualized net charge-offs	360	357
(a)Effective January 1, 2026, the Company reclassified small business credit card loans from the “Commercial’ loan portfolio to the ‘Credit card’ loan portfolio. Prior period balances have been conformed to current period presentation.

U.S. Bancorp	17

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of March 31, 2026, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2025. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion on residual value risk management.
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
The Company maintains a system of controls with the objectives of providing proper transaction authorization and execution, proper system operations and proper oversight of third parties with whom it does business, safeguarding of assets from misuse or theft, and ensuring the reliability and security of financial and other data. The Company also maintains a cybersecurity risk program which provides centralized planning and management of related and interdependent work with a focus on risks from cybersecurity threats. The Company's cybersecurity risk program is integrated into the Company's overall business and operational strategies and requires that the Company allocate appropriate resources to maintain the program. Refer to “Management’s Discussion and Analysis — Operational Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion on operational risk management.
Compliance Risk Management The Company may suffer legal or regulatory sanctions, material financial loss, or damage to its brand if it fails to comply with laws, regulations, rules, standards of good practice, and codes of conduct, including those related to compliance with Bank Secrecy Act/anti-money laundering requirements, sanctions compliance requirements as administered by the Office of Foreign Assets Control, consumer protection and other requirements. The Company has controls and processes in place for the assessment, identification, monitoring, management and reporting of compliance risks and issues, including those created or increased by economic and financial disruptions. Refer to “Management’s Discussion and Analysis — Compliance Risk Management” in the Company’s Annual
Report on Form 10-K for the year ended December 31, 2025, for further discussion on compliance risk management.
Strategic Risk Management The Board of Directors oversees the Company’s strategic direction and approves the strategic plan. Senior management develops and executes strategic objectives, assessing internal capabilities, market conditions, emerging risks, and regulatory developments as part of the annual strategic planning cycle. Strategic Risk Management (“SRM”), operating as the second line of defense, provides independent oversight of strategic initiatives and associated risk exposures. SRM evaluates strategic proposals, monitors key internal and external risk drivers, and performs review and challenge of business lines to ensure strategy execution aligns with the Company’s risk appetite and governance expectations. The Company conducts ongoing monitoring of strategic risk through periodic reporting to senior management and the Board of Directors. Reporting includes updates on strategic initiatives, operating environment changes, risk indicators, and emerging risks. Strategic risk insights are integrated into enterprise risk assessments, risk appetite monitoring, and strategic performance reviews. The Company continuously enhances its strategic risk management practices to reflect changes in the operating environment and evolving governance expectations.
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

18	U.S. Bancorp

TABLE 9	Sensitivity of Net Interest Income

	March 31, 2026				December 31, 2025
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Immediate	Up 200 bps Immediate	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Immediate	Up 200 bps Immediate
Net interest income	.29%	(.18)%	(.34)%	.48%	(.02)%	(.07)%	(1.83)%	.80%
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
Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, customer behavior, deposit pricing and funding decisions. The Company periodically assesses interest rate risk scenarios and behavioral assumptions, such as deposit rotation, pricing sensitivity and mortgage prepayment speeds, based on historical experience and projected through-the-cycle dynamics. From December 31, 2025 to March 31, 2026, changes in net interest income sensitivities reflect updates to the interest rate outlook, both the actual and projected balance sheet, investment and hedging activities. As of March 31, 2026, the Company remains relatively neutral to a parallel 50 basis point shift in interest rates with the majority of the impact coming from the short end of the yield curve. Under more significant rate shock scenarios, certain assets and liabilities, particularly mortgage assets and deposit products, are expected to exhibit non-linear behavior, resulting in varying impacts to net interest income. In higher rate scenarios, the analysis anticipates deposit disintermediation and a mix shift into higher yielding products, along with reduced mortgage prepayments. Conversely, in lower rate scenarios, the analysis assumes that deposits will shift into lower yielding products, while mortgage paydowns accelerate. While the Company’s interest rate risk models incorporate historical data and expected customer behaviors, actual outcomes may differ significantly due to changes in macroeconomic conditions, competitive dynamics and customer preferences.
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
The Company does not designate all of the derivatives that it enters into for risk management purposes as accounting hedges because of the inefficiency of applying the associated accounting requirements and may instead elect fair value accounting for the related hedged items. In particular, the Company enters into interest rate swaps, swaptions, forward commitments to buy to-be-announced securities (“TBAs”), U.S. Treasury and Secured Overnight Financing Rate (“SOFR”) futures and options on U.S. Treasury futures to mitigate fluctuations in the value of its MSRs, but does not designate those derivatives as accounting hedges. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding MSRs, including management of the changes in fair value.
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

U.S. Bancorp	19

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
The average, high, low and period-end one-day VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2026	2025
Average	$5	$2
High	7	3
Low	3	2
Period-end	6	3
The Company did not experience any actual losses for its combined Covered Positions that exceeded VaR during the three months ended March 31, 2026 and 2025. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
The average, high, low and period-end one-day Stressed VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended March 31 (Dollars in Millions)	2026	2025
Average	$17	$11
High	28	15
Low	13	9
Period-end	15	12
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

20	U.S. Bancorp

The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Three Months Ended March 31 (Dollars in Millions)	2026	2025
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$1
High	1	2
Low	—	1
Mortgage Servicing Rights and Related Hedges
Average	$3	$1
High	5	2
Low	2	1
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
The Company’s Board of Directors approves the Company’s liquidity policy and liquidity risk appetite. The Risk Management Committee of the Company’s Board of Directors oversees the Company’s liquidity risk management process and approves the Company’s contingency funding plan. The ALCO reviews the Company’s liquidity policy and limits, and regularly assesses the Company’s ability to meet funding requirements arising from adverse company-specific or market events.
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
The following table summarizes the Company’s total available liquidity from cash, available investment securities and secured borrowing capacity:

(Dollars in Millions)	March 31, 2026	December 31, 2025
Cash held at the Federal Reserve Bank and other central banks	$40,607	$39,206
Available investment securities	52,363	56,366
Borrowing capacity from the Federal Reserve Bank and FHLB	207,975	205,120
Total available liquidity	$300,945	$300,692
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $528.2 billion at March 31, 2026, compared with $522.2 billion at December 31, 2025. Average total deposits for the first quarter of 2026 and first quarter of 2025 funded approximately 75 percent and 76 percent of the Company’s total assets for these same periods, respectively. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $61.4 billion at March 31, 2026, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $17.9 billion at March 31, 2026, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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
At March 31, 2026, parent company long-term debt outstanding was $39.5 billion, compared with $37.1 billion at December 31, 2025. The increase was primarily due to $2.6 billion of medium-term note issuances. As of March 31, 2026, there was $2.5 billion of parent company debt scheduled to mature in the remainder of 2026. Future debt maturities may be met through medium-term note and capital security

U.S. Bancorp	21

issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires large banking organizations to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. For the three months ended March 31, 2026 and December 31, 2025, the Company’s average daily LCR was 107.9 percent and 106.5 percent, respectively. The Company was compliant with this requirement for both of these periods.
The Company is also subject to a regulatory Net Stable Funding Ratio requirement which requires large banking organizations to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year time horizon. The Company was compliant with this requirement at March 31, 2026 and December 31, 2025.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion on liquidity risk management.
European Exposures The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for the three months ended March 31, 2026. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At March 31, 2026, the Company had an aggregate amount on deposit with European banks of approximately $6.2 billion, predominately with the Central Bank of Ireland and Bank of England.
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
Commitments, Contingent Liabilities and Other Contractual Obligations The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, with unrelated or consolidated entities, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements or provide market risk support. These arrangements include commitments to extend credit, letters of credit and various forms of guarantees. Refer to Note 15 of the Notes to Consolidated Financial Statements for further information on commitments, guarantees and contingent liabilities. These arrangements also include any obligation related to a variable interest held in an unconsolidated entity that provides financing, liquidity, credit enhancement or market risk support. Refer to Note 6 of the Notes to Consolidated Financial Statements for further information related to the Company’s interests in variable interest entities (“VIEs”).
Capital Management The Company is committed to a balanced capital management approach in order to maintain strong protection for depositors and creditors, provide shareholder benefit and to exceed regulatory capital requirements for banking organizations. To achieve its capital goals, the Company employs a variety of capital management tools, including dividends, common share repurchases, and the issuance of subordinated debt, non-cumulative perpetual preferred stock, common stock and other capital instruments.
The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at March 31, 2026 and December 31, 2025. The Company’s regulatory ratios exceeded regulatory “well-capitalized” requirements as of each date.
In March 2026, U.S. federal bank regulatory authorities issued proposals to streamline capital requirements and better align regulatory capital with risk while maintaining the safety and soundness of the banking system. The changes are expected to modernize the regulatory capital framework by enhancing risk sensitivity, reducing burden, and improving consistency across banks. This would result in a single framework being used by all banking organizations to determine compliance with risk-based capital requirements, rather than two calculations used for the largest firms, and better captures credit, market, and operational risks. Public comments are due by June 2026. The proposals’ adoption is expected to be favorable to the Company; however, until the proposals are finalized and an effective date is determined, exact impacts are unknown.
The Company believes certain other capital ratios are useful in evaluating its capital utilization and adequacy. Refer to “Non-GAAP Financial Measures” beginning on page 26 for further information on these other capital ratios.

22	U.S. Bancorp

TABLE 10	Regulatory Capital Ratios

(Dollars in Millions)	March 31, 2026	December 31, 2025
Basel III standardized approach:
Common equity tier 1 capital	$52,648	$51,665
Tier 1 capital	59,899	58,917
Total risk-based capital	69,163	68,087
Risk-weighted assets	487,958	480,382

Common equity tier 1 capital as a percent of risk-weighted assets	10.8%	10.8%
Tier 1 capital as a percent of risk-weighted assets	12.3	12.3
Total risk-based capital as a percent of risk-weighted assets	14.2	14.2
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.8	8.7
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (supplementary leverage ratio)	7.2	7.1
Total U.S. Bancorp shareholders’ equity was $65.8 billion at March 31, 2026, compared with $65.2 billion at December 31, 2025. The increase was primarily the result of corporate earnings, partially offset by dividends paid.
The Company announced on September 12, 2024 that its Board of Directors authorized a share repurchase program to repurchase up to $5.0 billion of its common stock, effective September 13, 2024. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with regulatory requirements.
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company during the first quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
January	1,796,087	$55.95	1,796,087	$4,289
February	2,075,016	58.71	2,075,016	4,167
March	986,219	54.68	986,219	4,113
Total	4,857,322	$56.87	4,857,322	$4,113
Refer to “Management’s Discussion and Analysis — Capital Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion on capital management.
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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2026, certain organization and methodology changes were made, including moving the Impact Finance business unit from the Treasury and Corporate Support business segment to the Wealth, Corporate, Commercial and Institutional Banking business segment. In addition, card revenue generated from debit cards, which was previously included in the Payment Services business segment, is now included in the Consumer and Business Banking business segment. Prior period results were recast and presented on a comparable basis.
Wealth, Corporate, Commercial and Institutional Banking Wealth, Corporate, Commercial and Institutional Banking provides core banking, specialized lending, transaction and payment processing, capital markets, asset management, and brokerage and investment related services to wealth, middle market, large corporate, commercial real estate, government and institutional clients, and also includes investments in tax-advantaged projects. Wealth, Corporate, Commercial and Institutional Banking contributed $1.4 billion of the Company’s net income in the first quarter of 2026, or an increase of $229 million (19.0 percent) compared with the first quarter of 2025.
Net revenue increased $351 million (11.2 percent) in the first quarter of 2026, compared with the first quarter of 2025. Net interest income, on a taxable-equivalent basis, increased $165 million (9.7 percent) in the first quarter of 2026, compared with the first quarter of 2025, primarily due to higher deposit balances. Noninterest income increased $186 million (13.1 percent) in the first quarter of 2026, compared with the first quarter of 2025, primarily due to higher trust and investment management fees and higher capital markets revenue.
Noninterest expense increased $23 million (1.6 percent) in the first quarter of 2026, compared with the first quarter of 2025, primarily due to higher compensation and employee benefits expense and higher net shared services expense, partially offset by lower other noninterest expense. The provision for credit losses increased $23 million (54.8 percent) in the first quarter of 2026, compared with the first quarter of 2025, primarily due to loan growth.
Consumer and Business Banking Consumer and Business Banking comprises consumer banking, small business

U.S. Bancorp	23

banking, debit cards and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, online services, direct mail, ATMs, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners. Consumer and Business Banking contributed $616 million of the Company’s net income in the first quarter of 2026, or an increase of $19 million (3.2 percent) compared with the first quarter of 2025.
Net revenue increased $27 million (1.2 percent) in the first quarter of 2026, compared with the first quarter of 2025. Net interest income, on a taxable-equivalent basis, increased $33 million (1.9 percent) in the first quarter of 2026, compared with the first quarter of 2025, driven by higher deposit balances and favorable deposit mix, partially offset by lower loan balances and yields. Noninterest income decreased $6 million (1.1 percent) in the first quarter of 2026, compared with the first quarter of 2025, primarily due to lower mortgage banking revenue, partially offset by higher lending and deposit-related fees.
Noninterest expense decreased $9 million (0.6 percent) in the first quarter of 2026, compared with the first quarter of 2025, primarily due to lower other intangibles expense, partially offset by higher net shared services expense. The provision for credit losses increased $10 million (16.1 percent) in the first quarter of 2026, compared with the first quarter of 2025, primarily due to higher net charge-offs.
Payment Services Payment Services includes consumer and business credit cards, stored-value cards, corporate, government and purchasing card services and merchant processing. Payment Services contributed $231 million of the Company’s net income in the first quarter of 2026, or a decrease of $1 million (0.4 percent) compared with the first quarter of 2025.
Net revenue increased $65 million (3.9 percent) in the first quarter of 2026, compared with the first quarter of 2025. Net interest income, on a taxable-equivalent basis, increased $52 million (7.0 percent) in the first quarter of 2026, compared with the first quarter of 2025, primarily due to higher average loan balances and lower funding costs. Noninterest income increased $13 million (1.4 percent) in the first quarter of 2026, compared with the first quarter of 2025, driven by higher merchant processing services and card revenue.
Noninterest expense increased $36 million (3.5 percent) in the first quarter of 2026, compared with the first quarter of 2025, primarily due to higher compensation and employee benefits expense and higher marketing and business development expense, partially offset by lower net shared services expense. The provision for credit losses increased $30 million (9.5 percent) in the first quarter of 2026, compared with the first quarter of 2025, primarily due to loan growth, partially offset by lower net charge-offs.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business segments, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded a net loss of $336 million in the first quarter of 2026, compared with a net loss of $325 million in the first quarter of 2025.
Net revenue decreased $113 million in the first quarter of 2026, compared with the first quarter of 2025. Net interest income, on a taxable-equivalent basis, decreased $81 million (83.5 percent) in the first quarter of 2026, compared with the first quarter of 2025, primarily due to lower earning assets. Noninterest income decreased $32 million in the first quarter of 2026, compared with the first quarter of 2025, primarily due to losses from repositioning a portion of the investment securities portfolio.
Noninterest expense decreased $17 million (6.0 percent) in the first quarter of 2026, compared with the first quarter of 2025, primarily due to lower compensation and employee benefits expense, partially offset by higher technology and communications expense and higher marketing and business development expense. The provision for credit losses decreased $24 million (20.7 percent) in the first quarter of 2026, compared with the first quarter of 2025, primarily due to stable portfolio credit performance amid a continuing high level of economic uncertainty.
Income taxes are assessed to each business segment at a managerial tax rate of 25.0 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

24	U.S. Bancorp

TABLE 11	Business Segment Financial Performance

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Three Months Ended March 31 (Dollars in Millions)	2026	2025	Percent Change	2026	2025	Percent Change	2026	2025	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,874	$1,709	9.7%	$1,801	$1,768	1.9%	$794	$742	7.0%
Noninterest income	1,608	1,422	13.1	524	530	(1.1)	925	912	1.4
Total net revenue	3,482	3,131	11.2	2,325	2,298	1.2	1,719	1,654	3.9
Noninterest expense	1,505	1,482	1.6	1,431	1,440	(.6)	1,064	1,028	3.5
Income (loss) before provision and income taxes	1,977	1,649	19.9	894	858	4.2	655	626	4.6
Provision for credit losses	65	42	54.8	72	62	16.1	347	317	9.5
Income (loss) before income taxes	1,912	1,607	19.0	822	796	3.3	308	309	(.3)
Income taxes and taxable-equivalent adjustment	478	402	18.9	206	199	3.5	77	77	—
Net income (loss)	1,434	1,205	19.0	616	597	3.2	231	232	(.4)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$1,434	$1,205	19.0	$616	$597	3.2	$231	$232	(.4)
Average Balance Sheet
Loans	$203,834	$182,191	11.9	$144,291	$153,906	(6.2)	$44,003	$41,607	5.8
Goodwill	4,826	4,824	—	4,326	4,326	—	3,481	3,391	2.7
Other intangible assets	682	863	(21.0)	3,914	4,368	(10.4)	237	249	(4.8)
Assets	256,107	230,619	11.1	156,943	166,491	(5.7)	49,006	46,825	4.7
Noninterest-bearing deposits	57,812	56,001	3.2	18,364	19,204	(4.4)	2,425	2,616	(7.3)
Interest-bearing deposits	229,770	219,157	4.8	204,121	198,866	2.6	94	94	—
Total deposits	287,582	275,158	4.5	222,485	218,070	2.0	2,519	2,710	(7.0)
Total U.S. Bancorp shareholders’ equity	24,200	23,508	2.9	13,107	13,705	(4.4)	10,596	10,229	3.6

	Treasury and Corporate Support			Consolidated Company
Three Months Ended March 31 (Dollars in Millions)	2026	2025	Percent Change	2026	2025	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(178)	$(97)	(83.5)%	$4,291	$4,122	4.1%
Noninterest income	(60)	(28)	*	2,997	2,836	5.7
Total net revenue	(238)	(125)	(90.4)	7,288	6,958	4.7
Noninterest expense	265	282	(6.0)	4,265	4,232.8
Income (loss) before provision and income taxes	(503)	(407)	(23.6)	3,023	2,726	10.9
Provision for credit losses	92	116	(20.7)	576	537	7.3
Income (loss) before income taxes	(595)	(523)	(13.8)	2,447	2,189	11.8
Income taxes and taxable-equivalent adjustment	(264)	(205)	(28.8)	497	473	5.1
Net income (loss)	(331)	(318)	(4.1)	1,950	1,716	13.6
Net (income) loss attributable to noncontrolling interests	(5)	(7)	28.6	(5)	(7)	28.6
Net income (loss) attributable to U.S. Bancorp	$(336)	$(325)	(3.4)	$1,945	$1,709	13.8
Average Balance Sheet
Loans	$1,432	$1,324	8.2	$393,560	$379,028	3.8
Goodwill	—	—	—	12,633	12,541.7
Other intangible assets	7	8	(12.5)	4,840	5,488	(11.8)
Assets	226,226	225,458.3		688,282	669,393	2.8
Noninterest-bearing deposits	2,027	1,875	8.1	80,628	79,696	1.2
Interest-bearing deposits	506	8,721	(94.2)	434,491	426,838	1.8
Total deposits	2,533	10,596	(76.1)	515,119	506,534	1.7
Total U.S. Bancorp shareholders’ equity	17,954	12,169	47.5	65,857	59,611	10.5
*Not meaningful

U.S. Bancorp	25

Non-GAAP Financial Measures
In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:
•Tangible common equity to tangible assets,
•Tangible common equity to risk-weighted assets,
•Tangible book value per common share, and
•Return on tangible common equity.
These capital measures are viewed by management as useful additional methods of evaluating the Company’s utilization of its capital held and the level of capital available to withstand unexpected negative market or economic conditions. Additionally, presentation of these measures allows investors, analysts and banking regulators to assess the Company’s capital position and use of capital relative to other financial services companies. These capital measures are not defined in generally accepted accounting principles (“GAAP”) or in banking regulations. As a result, these capital measures disclosed by the Company may be considered non-GAAP financial measures. Management believes this information helps investors assess trends in the Company’s capital utilization and adequacy.
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
The following tables show the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	March 31, 2026	December 31, 2025
Total equity	$66,247	$65,651
Preferred stock	(6,808)	(6,808)
Noncontrolling interests	(461)	(458)
Common equity(1)	58,978	58,385
Goodwill (net of deferred tax liability)(a)	(11,588)	(11,603)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,429)	(1,507)
Tangible common equity(2)	45,961	45,275

Total assets(3)	700,998	692,345
Goodwill (net of deferred tax liability)(a)	(11,588)	(11,603)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,429)	(1,507)
Tangible assets(4)	687,981	679,235

Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company(5)	487,958	480,382
Ratios
Common equity to assets(1)/(3)	8.4%	8.4%
Tangible common equity to tangible assets(2)/(4)	6.7	6.7
Tangible common equity to risk-weighted assets(2)/(5)	9.4	9.4
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.

26	U.S. Bancorp

	Three Months Ended March 31
(Dollars in Millions)	2026	2025
Net interest income	$4,263	$4,092
Taxable-equivalent adjustment(a)	28	30
Net interest income, on a taxable-equivalent basis	4,291	4,122

Net interest income, on a taxable-equivalent basis (as calculated above)	4,291	4,122
Noninterest income	2,997	2,836
Less: Securities gains (losses), net	(35)	—
Total net revenue, excluding net securities gains (losses)(1)	7,323	6,958

Noninterest expense(2)	4,265	4,232

Efficiency ratio(2)/(1)	58.2%	60.8%
(a)Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

	Three Months Ended March 31
(Dollars in Millions)	2026	2025
Net income applicable to U.S. Bancorp common shareholders	$1,841	$1,603
Intangible amortization (net-of-tax)	87	97
Net income applicable to U.S. Bancorp common shareholders, excluding intangibles amortization	1,928	1,700
Annualized net income applicable to U.S. Bancorp common shareholders, excluding intangibles amortization(1)	7,819	6,894

Average total equity	66,315	60,071
Average preferred stock	(6,808)	(6,808)
Average noncontrolling interests	(458)	(460)
Average goodwill (net of deferred tax liability)(a)	(11,601)	(11,513)
Average intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,474)	(1,806)
Average tangible common equity(2)	45,974	39,484
Return on tangible common equity(1)/(2)	17.0%	17.5%
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.

(Dollars in Millions, Except Per Share Data)	March 31, 2026	March 31, 2025
Common equity	$58,978	$53,288
Goodwill (net of deferred tax liability)(a)	(11,588)	(11,521)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,429)	(1,761)
Tangible common equity(1)	45,961	40,006
Common shares outstanding(2)	1,555	1,560
Tangible book value per common share(1)/(2)	$29.56	$25.64
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.

U.S. Bancorp	27

Critical Accounting Policies
The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee. Those policies considered to be critical accounting policies relate to the allowance for credit losses, fair value estimates, MSRs, and income taxes. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” and the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
During the first quarter of 2026, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions) (Unaudited)	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$48,420	$46,890
Investment securities
Held-to-maturity (fair value $66,122 and $67,079, respectively)	75,442	76,170
Available-for-sale ($316 and $294 pledged as collateral, respectively)(a)	93,464	90,838
Loans held for sale (including $2,497 and $2,353 of mortgage loans carried at fair value, respectively)	2,928	2,538
Loans
Commercial	154,095	148,161
Commercial real estate	49,971	48,920
Residential mortgages	117,285	115,885
Credit card	37,654	38,031
Other retail	40,791	40,338
Total loans	399,796	391,335
Less allowance for loan losses	(7,646)	(7,605)
Net loans	392,150	383,730
Premises and equipment	3,819	3,768
Goodwill	12,625	12,635
Other intangible assets	4,799	4,904
Other assets (including $2,648 and $2,585 of trading securities at fair value pledged as collateral, respectively)(a)	67,351	70,872
Total assets	$700,998	$692,345

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$85,300	$84,116
Interest-bearing (including $13 and $718 of time deposits carried at fair value, respectively)	442,878	438,100
Total deposits	528,178	522,216
Short-term borrowings	17,859	17,162
Long-term debt (including $1,629 and $1,414 of long-term debt carried at fair value, respectively)	61,361	60,764
Other liabilities	27,353	26,552
Total liabilities	634,751	626,694
Shareholders’ equity
Preferred stock	6,808	6,808
Common stock, $.01 par value per share, authorized: 4,000,000,000 shares; issued: 3/31/26 and 12/31/25—2,125,725,742 shares	21	21
Capital surplus	8,623	8,728
Retained earnings	81,944	80,906
Less cost of common stock in treasury: 3/31/26—571,140,185 shares; 12/31/25—570,328,105 shares	(24,387)	(24,283)
Accumulated other comprehensive income (loss)	(7,223)	(6,987)
Total U.S. Bancorp shareholders’ equity	65,786	65,193
Noncontrolling interests	461	458
Total equity	66,247	65,651
Total liabilities and equity	$700,998	$692,345
(a)Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended March 31
	2026	2025
Interest Income
Loans	$5,526	$5,533
Loans held for sale	35	28
Investment securities	1,303	1,308
Other interest income	974	647
Total interest income	7,838	7,516
Interest Expense
Deposits	2,284	2,511
Short-term borrowings	645	249
Long-term debt	646	664
Total interest expense	3,575	3,424
Net interest income	4,263	4,092
Provision for credit losses	576	537
Net interest income after provision for credit losses	3,687	3,555
Noninterest Income
Card revenue	391	374
Corporate payment and treasury management revenue	408	400
Merchant processing services	436	415
Trust and investment management fees	745	680
Lending and deposit-related fees	294	266
Capital markets revenue	377	292
Mortgage banking revenue	161	173
Investment products fees	97	87
Securities gains (losses), net	(35)	—
Other	123	149
Total noninterest income	2,997	2,836
Noninterest Expense
Compensation and employee benefits	2,628	2,637
Net occupancy and equipment	304	306
Professional services	92	98
Marketing and business development	217	182
Technology and communications	573	533
Other intangibles	110	123
Other	341	353
Total noninterest expense	4,265	4,232
Income before income taxes	2,419	2,159
Applicable income taxes	469	443
Net income	1,950	1,716
Net (income) loss attributable to noncontrolling interests	(5)	(7)
Net income attributable to U.S. Bancorp	$1,945	$1,709
Net income applicable to U.S. Bancorp common shareholders	$1,841	$1,603
Earnings per common share	$1.18	$1.03
Diluted earnings per common share	$1.18	$1.03
Average common shares outstanding	1,554	1,559
Average diluted common shares outstanding	1,555	1,560
See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2026	2025
Net income	$1,950	$1,716
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	(334)	508
Changes in unrealized gains (losses) on derivative hedges	(164)	284
Changes in debit valuation adjustments	6	2
Foreign currency translation	5	4
Reclassification to earnings of realized (gains) losses	171	170
Income taxes related to other comprehensive income (loss)	80	(246)
Total other comprehensive income (loss)	(236)	722
Comprehensive income (loss)	1,714	2,438
Comprehensive (income) loss attributable to noncontrolling interests	(5)	(7)
Comprehensive income (loss) attributable to U.S. Bancorp	$1,709	$2,431
See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2024	1,560	$6,808	$21	$8,715	$76,863	$(24,065)	$(9,764)	$58,578	$462	$59,040
Net income (loss)					1,709			1,709	7	1,716
Other comprehensive income (loss)							722	722		722
Preferred stock dividends(a)					(95)			(95)		(95)
Common stock dividends ($.50 per share)					(786)			(786)		(786)
Issuance of common and treasury stock	4			(149)		165		16		16
Purchase of treasury stock	(4)					(160)		(160)		(160)
Distributions to noncontrolling interests								—	(7)	(7)
Stock option and restricted stock grants				112				112		112
Balance March 31, 2025	1,560	$6,808	$21	$8,678	$77,691	$(24,060)	$(9,042)	$60,096	$462	$60,558
Balance December 31, 2025	1,555	$6,808	$21	$8,728	$80,906	$(24,283)	$(6,987)	$65,193	$458	$65,651
Net income (loss)					1,945			1,945	5	1,950
Other comprehensive income (loss)							(236)	(236)		(236)
Preferred stock dividends(b)					(93)			(93)		(93)
Common stock dividends ($.52 per share)					(814)			(814)		(814)
Issuance of common and treasury stock	5			(157)		173		16		16
Purchase of treasury stock	(5)					(277)		(277)		(277)
Distributions to noncontrolling interests								—	(5)	(5)
Net other changes in noncontrolling interests								—	3	3
Stock option and restricted stock grants				52				52		52
Balance March 31, 2026	1,555	$6,808	$21	$8,623	$81,944	$(24,387)	$(7,223)	$65,786	$461	$66,247
(a)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,395.898, $322.724, $662.50, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
(b)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,238.45, $283.363, $662.50, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Three Months Ended March 31
	2026	2025
Operating Activities
Net income attributable to U.S. Bancorp	$1,945	$1,709
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for credit losses	576	537
Depreciation and amortization of premises and equipment	94	92
Amortization of intangibles	110	123
(Gain) loss on sales of loans held for sale	(49)	(44)
(Gain) loss on sales of securities and other assets	27	(28)
Loans originated for sale, net of repayments	(5,350)	(4,185)
Proceeds from sales of loans held for sale	4,937	4,705
Other, net	(950)	(3,217)
Net cash provided by (used in) operating activities	1,340	(308)
Investing Activities
Proceeds from sales of available-for-sale investment securities	3,104	1,011
Proceeds from maturities of held-to-maturity investment securities	1,579	1,387
Proceeds from maturities of available-for-sale investment securities	2,470	1,340
Purchases of held-to-maturity investment securities	(763)	(644)
Purchases of available-for-sale investment securities	(7,759)	(2,104)
Net increase in loans outstanding	(8,282)	(2,636)
Proceeds from sales of loans	144	766
Purchases of loans	(283)	(221)
Net decrease (increase) in securities purchased under agreements to resell	5,398	(813)
Other, net	(959)	(634)
Net cash used in investing activities	(5,351)	(2,548)
Financing Activities
Net increase (decrease) in deposits	6,070	(5,998)
Net increase in short-term borrowings	697	1,640
Proceeds from issuance of long-term debt	3,289	3,590
Principal payments or redemption of long-term debt	(3,225)	(2,101)
Proceeds from issuance of common stock	16	16
Repurchase of common stock	(276)	(160)
Cash dividends paid on preferred stock	(68)	(72)
Cash dividends paid on common stock	(816)	(787)
Other, net	(14)	(24)
Net cash provided by (used in) financing activities	5,673	(3,896)
Effect of exchange rate changes on cash and due from banks	(132)	263
Change in cash and due from banks	1,530	(6,489)
Cash and due from banks at beginning of period	46,890	56,502
Cash and due from banks at end of period	$48,420	$50,013
See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1	Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Certain amounts in prior periods have been reclassified to conform to the current period presentation.
Effective January 1, 2026, the Company made changes and reclassifications to certain fee revenue generating activities and loan portfolios to align financial reporting with the current management of the Company’s businesses. Corporate payment products revenue was renamed Corporate payment and treasury management revenue and now includes (1) revenue generated from treasury management services, which was previously included in Service charges, and (2) stored-value card revenue, which was previously included in Card revenue. Service charges was renamed Lending and deposit-related fees and now includes loan and leasing fees, which were previously included in Capital markets revenue. Capital markets revenue now includes tax credit investment syndication revenue and related fees, which were previously included in Other noninterest income. The Company’s small business credit card loans have been reclassified from the Commercial loan portfolio to the Credit card loan portfolio as these small business credit card loans share similar credit characteristics to consumer credit card loans.
The Company has evaluated the impact of events that have occurred subsequent to March 31, 2026 through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements or related notes.

NOTE 2	Accounting Changes
Hedge Accounting Improvements In November 2025, the Financial Accounting Standards Board (“FASB”) issued guidance, effective for the Company for annual reporting periods beginning after December 15, 2026, related to hedge accounting. This guidance seeks to align hedge accounting with the economics of an entity’s risk management activities. The guidance is to be adopted on a prospective basis with an election to adopt the guidance for hedging relationships that exist on the date of adoption. The Company expects the adoption of this guidance will not be material to its financial statements.
Accounting for Credit Losses on Purchased Loans In November 2025, the FASB issued guidance, effective for the Company for annual reporting periods beginning after December 15, 2026, related to accounting for credit losses on purchased loans. This guidance requires the allowance established for certain loans that are acquired without credit deterioration, excluding credit cards, be offset by an increase in the basis of the acquired loans at acquisition. The guidance is to be adopted on a prospective basis to loans that are acquired on or after the adoption date.
Expense Disaggregation Disclosures In November 2024, the FASB issued guidance, effective for the Company for annual reporting periods beginning after December 15, 2026, related to expense disaggregation disclosures. This guidance requires disclosures of additional information of specified expense categories underlying certain expense captions included in the Consolidated Statement of Income on both an annual and interim basis. The guidance is to be adopted on either a prospective or retrospective basis. The Company expects the adoption of this guidance will not be material to its financial statements.
Targeted Improvements to the Accounting for Internal-Use Software In September 2025, the FASB issued guidance, effective for the Company for annual reporting periods beginning after December 15, 2027, related to accounting for internal-use software. This guidance makes targeted improvements to modernize accounting for software costs, including when determining the starting point for capitalization. The guidance allows adoption using several transition methods. The Company expects the adoption of this guidance will not be material to its financial statements.

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

34	U.S. Bancorp

NOTE 4	Investment Securities
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
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	March 31, 2026				December 31, 2025
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Treasury and agencies	$648	$—	$(5)	$643	$648	$—	$(4)	$644
Mortgage-backed securities
Residential agency	72,899	47	(9,372)	63,574	73,591	72	(9,184)	64,479
Commercial agency	1,613	12	(3)	1,622	1,644	25	(2)	1,667
Other	282	1	—	283	287	2	—	289
Total held-to-maturity	$75,442	$60	$(9,380)	$66,122	$76,170	$99	$(9,190)	$67,079
Available-for-Sale
U.S. Treasury and agencies	$31,493	$13	$(1,362)	$30,144	$30,098	$32	$(1,360)	$28,770
Mortgage-backed securities
Residential agency	41,156	204	(1,417)	39,943	39,066	286	(1,342)	38,010
Commercial
Agency	8,677	—	(966)	7,711	8,703	—	(961)	7,742
Non-agency	7	—	—	7	7	—	—	7
Asset-backed securities	6,495	8	(5)	6,498	6,512	16	(1)	6,527
Obligations of state and political subdivisions	10,071	6	(1,073)	9,004	10,387	11	(884)	9,514
Other	156	1	—	157	265	3	—	268
Total available-for-sale, excluding portfolio level basis adjustments	98,055	232	(4,823)	93,464	95,038	348	(4,548)	90,838
Portfolio level basis adjustments(a)	93	—	(93)	—	185	—	(185)	—
Total available-for-sale	$98,148	$232	$(4,916)	$93,464	$95,223	$348	$(4,733)	$90,838
(a)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale investment securities, which are not allocated to individual securities in the portfolio. For additional information, refer to Note 12.
Investment securities with a fair value of $16.7 billion at March 31, 2026, and $17.2 billion at December 31, 2025, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $316 million at March 31, 2026, and $294 million at December 31, 2025.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended March 31
(Dollars in Millions)	2026	2025
Taxable	$1,232	$1,234
Non-taxable	71	74
Total interest income from investment securities	$1,303	$1,308

U.S. Bancorp	35

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended March 31
(Dollars in Millions)	2026	2025
Realized gains	$1	$7
Realized losses	(36)	(7)
Net realized gains (losses)	$(35)	$—
Income tax expense (benefit) on net realized gains (losses)	$(9)	$—
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at March 31, 2026 and December 31, 2025.
At March 31, 2026, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses excluding portfolio level basis adjustments and fair value of the Company’s available-for-sale investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at March 31, 2026:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$7,344	$(14)	$14,937	$(1,348)	$22,281	$(1,362)
Mortgage-backed securities
Residential agency	8,131	(77)	12,845	(1,340)	20,976	(1,417)
Commercial
Agency	—	—	7,711	(966)	7,711	(966)
Non-agency	—	—	7	—	7	—
Asset-backed securities	1,974	(5)	—	—	1,974	(5)
Obligations of state and political subdivisions	1,825	(30)	6,738	(1,043)	8,563	(1,073)

Total investment securities	$19,274	$(126)	$42,238	$(4,697)	$61,512	$(4,823)

36	U.S. Bancorp

These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At March 31, 2026, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the three months ended March 31, 2026 and 2025, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
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

U.S. Bancorp	37

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at March 31, 2026:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted-Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies
Maturing in one year or less	$—	$—	—	—%
Maturing after one year through five years	648	643	1.1	3.00
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$648	$643	1.1	3.00%
Mortgage-backed securities(a)
Maturing in one year or less	$191	$192	0.7	4.81%
Maturing after one year through five years	1,919	1,932	3.3	4.54
Maturing after five years through ten years	72,396	63,065	8.3	2.30
Maturing after ten years	6	7	17.9	2.85
Total	$74,512	$65,196	8.1	2.36%
Other
Maturing in one year or less	$117	$117	0.6	2.64%
Maturing after one year through five years	165	166	1.8	2.66
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$282	$283	1.3	2.65%
Total held-to-maturity(b)	$75,442	$66,122	8.1	2.37%
Available-for-Sale
U.S. Treasury and agencies
Maturing in one year or less	$258	$255	0.8	2.49%
Maturing after one year through five years	23,591	23,096	3.3	3.16
Maturing after five years through ten years	7,644	6,793	6.5	2.36
Maturing after ten years	—	—	—	—
Total	$31,493	$30,144	4.0	2.96%
Mortgage-backed securities(a)
Maturing in one year or less	$347	$345	0.3	1.93%
Maturing after one year through five years	9,621	8,776	4.2	1.88
Maturing after five years through ten years	39,757	38,428	7.0	4.50
Maturing after ten years	115	112	11.1	4.78
Total	$49,840	$47,661	6.4	3.97%
Asset-backed securities(a)
Maturing in one year or less	$460	$461	1.0	4.25%
Maturing after one year through five years	2,847	2,853	3.5	4.92
Maturing after five years through ten years	3,188	3,184	5.4	4.85
Maturing after ten years	—	—	—	—
Total	$6,495	$6,498	4.3	4.84%
Obligations of state and political subdivisions(c)(d)
Maturing in one year or less	$502	$502	0.5	4.72%
Maturing after one year through five years	1,195	1,179	2.5	4.21
Maturing after five years through ten years	1,450	1,347	7.6	3.48
Maturing after ten years	6,924	5,976	14.1	3.60
Total	$10,071	$9,004	11.1	3.71%
Other
Maturing in one year or less	$91	$91	0.5	4.65%
Maturing after one year through five years	65	66	3.1	4.53
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$156	$157	1.6	4.60%
Total available-for-sale(b)(f)	$98,055	$93,464	6.0	3.68%
(a)Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities that take into account anticipated future prepayments.
(b)The weighted-average maturity of total held-to-maturity investment securities was 7.9 years at December 31, 2025, with a corresponding weighted-average yield of 2.34 percent. The weighted-average maturity of total available-for-sale investment securities was 5.5 years at December 31, 2025, with a corresponding weighted-average yield of 3.55 percent.
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
(f)Amortized cost excludes portfolio level basis adjustments of $93 million.

38	U.S. Bancorp

NOTE 5	Loans and Allowance for Credit Losses
The composition of the loan portfolio, by class and underlying specific portfolio type, was as follows:

	March 31, 2026		December 31, 2025
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$149,586	37.4%	$143,725	36.7%
Lease financing	4,509	1.2	4,436	1.2
Total commercial	154,095	38.6	148,161	37.9
Commercial Real Estate
Commercial mortgages	40,807	10.2	39,476	10.1
Construction and development	9,164	2.3	9,444	2.4
Total commercial real estate	49,971	12.5	48,920	12.5
Residential Mortgages
Residential mortgages	112,397	28.1	110,788	28.3
Home equity loans, first liens	4,888	1.2	5,097	1.3
Total residential mortgages	117,285	29.3	115,885	29.6
Credit Card	37,654	9.4	38,031	9.7
Other Retail
Retail leasing	3,585.9		3,524.9
Home equity and second mortgages	13,959	3.5	14,025	3.6
Revolving credit	4,864	1.2	4,561	1.2
Installment	14,823	3.7	14,653	3.7
Automobile	3,560.9		3,575.9
Total other retail	40,791	10.2	40,338	10.3
Total loans	$399,796	100.0%	$391,335	100.0%
The Company had loans of $124.1 billion at March 31, 2026, and $127.8 billion at December 31, 2025, pledged at the FHLB, and loans of $91.9 billion at March 31, 2026, and $90.0 billion at December 31, 2025, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. Net unearned interest and deferred fees and costs on originated loans and unamortized premiums and discounts on purchased loans amounted to $1.9 billion and $2.0 billion at March 31, 2026 and December 31, 2025, respectively. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased credit deteriorated loans.
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

U.S. Bancorp	39

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
The Company also assesses the credit risk associated with off-balance sheet loan commitments and letters of credit. The liability for off-balance sheet credit exposure related to loan commitments and other credit guarantees is included in other liabilities. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments.
The results of the analysis are evaluated quarterly to confirm the estimates are appropriate for each specific loan portfolio, as well as the entire loan portfolio, as the entire allowance for credit losses is available for the entire loan portfolio.

40	U.S. Bancorp

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended March 31 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2026
Balance at beginning of period	$1,806	$1,288	$747	$3,274	$832	$7,947
Add
Provision for credit losses	140	(47)	(23)	434	72	576
Deduct
Loans charged-off	144	4	3	439	93	683
Less recoveries of loans charged-off	(23)	(12)	(4)	(74)	(24)	(137)
Net loan charge-offs (recoveries)	121	(8)	(1)	365	69	546
Balance at end of period	$1,825	$1,249	$725	$3,343	$835	$7,977
2025
Balance at beginning of period	$1,671	$1,508	$783	$3,144	$819	$7,925
Add
Provision for credit losses	124	(80)	6	405	82	537
Deduct
Loans charged-off	119	25	4	454	88	690
Less recoveries of loans charged-off	(18)	(29)	(4)	(67)	(25)	(143)
Net loan charge-offs (recoveries)	101	(4)	—	387	63	547
Balance at end of period	$1,694	$1,432	$789	$3,162	$838	$7,915

The increase in the allowance for credit losses at March 31, 2026, compared with December 31, 2025, was primarily driven by loan portfolio growth.
The following table provides a summary of loans charged-off by portfolio class and year of origination:

Three Months Ended March 31 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card(a)	Other Retail	Total Loans
2026
Originated in 2026	$3	$—	$—	$—	$—	$3
Originated in 2025	13	—	—	—	8	21
Originated in 2024	60	3	—	—	10	73
Originated in 2023	45	—	—	—	16	61
Originated in 2022	9	1	2	—	14	26
Originated prior to 2022	10	—	1	—	17	28
Revolving	4	—	—	439	28	471
Total charge-offs	$144	$4	$3	$439	$93	$683

2025
Originated in 2025	$10	$—	$—	$—	$—	$10
Originated in 2024	31	6	—	—	11	48
Originated in 2023	29	14	—	—	15	58
Originated in 2022	32	4	—	—	13	49
Originated in 2021	4	1	—	—	15	20
Originated prior to 2021	9	—	4	—	9	22
Revolving	4	—	—	454	25	483
Total charge-offs	$119	$25	$4	$454	$88	$690
Note: Year of origination is based on the origination date of a loan, or for existing loans the date when the maturity date, pricing or commitment amount is amended. Predominantly all current year and near term loan origination years for gross charge-offs relate to existing loans that have had recent maturity date, pricing or commitment amount amendments.
(a)     Predominantly all credit card loans are considered revolving loans. Includes an immaterial amount of charge-offs related to revolving converted to term loans.
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

U.S. Bancorp	41

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
Consumer lending segment loans are generally charged-off at a specific number of days or payments past due. Residential mortgages and other retail loans secured by 1-4 family properties are generally charged down to the fair value of the collateral securing the loan, less costs to sell, at 180 days past due. Residential mortgage loans and lines of credit in a first lien position are placed on nonaccrual status in instances where a partial charge-off occurs unless the loan is well secured and in the process of collection. Residential mortgage loans and lines in a junior lien position secured by 1-4 family properties are placed on nonaccrual status at 120 days past due or when they are behind a first lien that has become 180 days or greater past due or placed on nonaccrual status. Any secured consumer lending segment loan whose borrower has had debt discharged through bankruptcy, for which the loan amount exceeds the fair value of the collateral, is charged down to the fair value of the related collateral and the remaining balance is placed on nonaccrual status. Credit card loans continue to accrue interest until the account is charged-off. Credit cards are charged-off at 180 days past due. Other retail loans not secured by 1-4 family properties are charged-off at 120 days past due, and revolving consumer lines of credit are charged-off at 180 days past due. Similar to credit cards, other retail loans are generally not placed on nonaccrual status because of the relative short period of time to charge-off. Certain retail customers having financial difficulties may have the terms of their credit card and other loan agreements modified to require only principal payments and, as such, are reported as nonaccrual.
For all loan classes, interest payments received on nonaccrual loans are generally recorded as a reduction to a loan’s carrying amount while a loan is on nonaccrual and are recognized as interest income upon payoff of the loan. However, interest income may be recognized for interest payments if the remaining carrying amount of the loan is believed to be collectible. In certain circumstances, loans in any class may be restored to accrual status, such as when a loan has demonstrated sustained repayment performance or no amounts are past due and prospects for future payment are no longer in doubt or when the loan becomes well secured and is in the process of collection. Loans where there has been a partial charge-off may be returned to accrual status if all principal and interest (including amounts previously charged-off) is expected to be collected and the loan is current.
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming(b)	Total
March 31, 2026
Commercial	$153,198	$219	$30	$648	$154,095
Commercial real estate	49,340	95	14	522	49,971
Residential mortgages(a)	116,694	165	267	159	117,285
Credit card	36,689	481	484	—	37,654
Other retail	40,413	167	52	159	40,791
Total loans	$396,334	$1,127	$847	$1,488	$399,796
December 31, 2025
Commercial	$147,077	$347	$20	$717	$148,161
Commercial real estate	48,340	49	13	518	48,920
Residential mortgages(a)	115,235	214	285	151	115,885
Credit card	37,037	511	483	—	38,031
Other retail	39,938	187	52	161	40,338
Total loans	$387,627	$1,308	$853	$1,547	$391,335
(a)At March 31, 2026, $399 million of loans 30–89 days past due and $4.3 billion of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $606 million and $3.5 billion at December 31, 2025, respectively.
(b)The Company recognized interest income on nonperforming loans of $4 million for both the three months ended March 31, 2026 and 2025.

42	U.S. Bancorp

The amount of foreclosed residential real estate held by the Company, and included in OREO, was $22 million and $24 million at March 31, 2026 and December 31, 2025, respectively. These amounts excluded $74 million and $65 million at March 31, 2026 and December 31, 2025, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at March 31, 2026 and December 31, 2025, was $820 million and $705 million, respectively, of which $569 million and $458 million, respectively, related to loans purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

U.S. Bancorp	43

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	March 31, 2026					December 31, 2025
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified(a)	Total Criticized	Total	Pass	Special Mention	Classified(a)	Total Criticized	Total
Commercial
Originated in 2026	$17,447	$314	$150	$464	$17,911	$—	$—	$—	$—	$—
Originated in 2025	66,419	186	657	843	67,262	72,416	219	762	981	73,397
Originated in 2024	20,846	195	480	675	21,521	24,344	168	637	805	25,149
Originated in 2023	6,303	18	318	336	6,639	7,532	47	278	325	7,857
Originated in 2022	7,917	34	232	266	8,183	10,045	23	287	310	10,355
Originated prior to 2022	6,315	16	54	70	6,385	6,934	23	84	107	7,041
Revolving(b)	25,368	497	329	826	26,194	23,494	484	384	868	24,362
Total commercial	150,615	1,260	2,220	3,480	154,095	144,765	964	2,432	3,396	148,161
Commercial real estate
Originated in 2026	4,124	11	359	370	4,494	—	—	—	—	—
Originated in 2025	14,713	160	897	1,057	15,770	15,466	143	981	1,124	16,590
Originated in 2024	5,999	60	289	349	6,348	6,368	88	338	426	6,794
Originated in 2023	2,743	107	337	444	3,187	3,232	65	444	509	3,741
Originated in 2022	4,542	228	601	829	5,371	5,211	242	613	855	6,066
Originated prior to 2022	11,951	227	480	707	12,658	12,784	301	558	859	13,643
Revolving	2,047	81	9	90	2,137	1,991	82	7	89	2,080
Revolving converted to term	5	—	1	1	6	5	—	1	1	6
Total commercial real estate	46,124	874	2,973	3,847	49,971	45,057	921	2,942	3,863	48,920
Residential mortgages(c)
Originated in 2026	5,506	—	—	—	5,506	—	—	—	—	—
Originated in 2025	10,376	—	2	2	10,378	11,917	—	1	1	11,918
Originated in 2024	6,260	—	17	17	6,277	7,249	—	14	14	7,263
Originated in 2023	7,374	—	36	36	7,410	7,758	—	35	35	7,793
Originated in 2022	24,356	—	65	65	24,421	24,620	—	61	61	24,681
Originated prior to 2022	62,968	—	325	325	63,293	63,891	—	339	339	64,230
Revolving	—	—	—	—	—	—	—	—	—	—
Total residential mortgages	116,840	—	445	445	117,285	115,435	—	450	450	115,885
Credit card(d)	37,169	—	485	485	37,654	37,548	—	483	483	38,031
Other retail
Originated in 2026	6,362	—	4	4	6,366	—	—	—	—	—
Originated in 2025	5,133	—	10	10	5,143	6,290	—	4	4	6,294
Originated in 2024	2,751	—	10	10	2,761	5,075	—	10	10	5,085
Originated in 2023	2,600	—	11	11	2,611	2,720	—	11	11	2,731
Originated in 2022	3,982	—	9	9	3,991	2,571	—	11	11	2,582
Originated prior to 2022	3,985	—	16	16	4,001	7,875	—	26	26	7,901
Revolving	14,950	—	119	119	15,069	14,780	—	123	123	14,903
Revolving converted to term	808	—	41	41	849	799	—	43	43	842
Total other retail	40,571	—	220	220	40,791	40,110	—	228	228	40,338
Total loans	$391,319	$2,134	$6,343	$8,477	$399,796	$382,915	$1,885	$6,535	$8,420	$391,335
Total outstanding commitments	$842,902	$3,318	$8,280	$11,598	$854,500	$828,343	$3,094	$8,348	$11,442	$839,785
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
(c)At March 31, 2026, $4.3 billion of GNMA loans 90 days or more past due and $1.1 billion of modified GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $3.5 billion and $1.3 billion at December 31, 2025, respectively.
(d)Predominately all credit card loans are considered revolving loans. Includes an immaterial amount of revolving converted to term loans.

44	U.S. Bancorp

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
The following table provides a summary of period-end balances of loans modified during the periods presented, by portfolio class and modification granted:

Three Months Ended March 31 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2026
Commercial	$—	$—	$187	$—	$187.1%
Commercial real estate	—	—	446	—	446.9
Residential mortgages(b)	—	30	6	14	50	—
Credit card	174	—	—	—	174.5
Other retail	2	—	24	1	27.1
Total loans, excluding loans purchased from GNMA mortgage pools	176	30	663	15	884.2
Loans purchased from GNMA mortgage pools(b)	1	101	90	55	247.2
Total loans	$177	$131	$753	$70	$1,131.3%
2025
Commercial	$—	$—	$143	$21	$164.1%
Commercial real estate	—	—	242	3	245.5
Residential mortgages(b)	—	281	2	5	288.2
Credit card	161	5	—	—	166.5
Other retail	2	7	30	4	43.1
Total loans, excluding loans purchased from GNMA mortgage pools	163	293	417	33	906.2
Loans purchased from GNMA mortgage pools(b)	—	380	104	123	607.5
Total loans	$163	$673	$521	$156	$1,513.4%
(a)Includes $24 million of total loans receiving a payment delay and term extension, $29 million of total loans receiving an interest rate reduction and term extension and $17 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended March 31, 2026, compared with $76 million, $65 million and $15 million for the three months ended March 31, 2025, respectively.
(b)Percent of class total amounts expressed as a percent of total residential mortgage loan balances.

U.S. Bancorp	45

Loan modifications included in the table above exclude trial period arrangements offered to customers and secured loans to consumer borrowers that have had debt discharged through bankruptcy where the borrower has not reaffirmed the debt during the periods presented. At March 31, 2026 the balance of loans modified in trial period arrangements was $705 million, while the balance of secured loans to consumer borrowers that have had debt discharged through bankruptcy was not material.
The following table summarizes the effects of loan modifications made to borrowers on loans modified:

Three Months Ended March 31	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2026
Commercial	—%	50
Commercial real estate	—	7
Residential mortgages	.9	85
Credit card	16.4	—
Other retail	8.6	6
Loans purchased from GNMA mortgage pools	.5	100
2025
Commercial	3.0%	6
Commercial real estate	2.1	7
Residential mortgages	1.4	92
Credit card	16.7	—
Other retail	5.3	26
Loans purchased from GNMA mortgage pools	.5	97
Note: The weighted-average payment deferral for all portfolio classes was less than $1 million for the three months ended March 31, 2026 and 2025. Forbearance payments are required to be paid at the end of the original term loan.
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

46	U.S. Bancorp

The following table provides a summary of loan balances as of March 31, which were modified during the prior twelve months, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
2026
Commercial	$604	$1	$155	$760
Commercial real estate	956	—	92	1,048
Residential mortgages(a)	1,096	4	12	1,112
Credit card	393	91	51	535
Other retail	80	13	5	98
Total loans	$3,129	$109	$315	$3,553
2025
Commercial	$423	$—	$120	$543
Commercial real estate	755	13	238	1,006
Residential mortgages(a)	1,414	3	7	1,424
Credit card	359	86	48	493
Other retail	107	16	6	129
Total loans	$3,058	$118	$419	$3,595
(a)At March 31, 2026, $212 million of loans 30-89 days past due and $361 million of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $322 million and $289 million at March 31, 2025 respectively.

The following table provides a summary of loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified within twelve months prior to default:

Three Months Ended March 31 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)
2026
Commercial	$—	$—	$1	$—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	1	3
Credit card	50	—	—	—
Other retail	1	—	4	—
Total loans, excluding loans purchased from GNMA mortgage pools	51	—	6	3
Loans purchased from GNMA mortgage pools	—	64	56	73
Total loans	$51	$64	$62	$76
2025
Commercial	$—	$—	$16	$—
Commercial real estate	—	—	—	—
Residential mortgages	—	1	—	—
Credit card	44	—	—	—
Other retail	1	—	4	—
Total loans, excluding loans purchased from GNMA mortgage pools	45	1	20	—
Loans purchased from GNMA mortgage pools	—	84	34	70
Total loans	$45	$85	$54	$70
(a)Includes $37 million of total loans receiving a payment delay and term extension, $32 million of total loans receiving an interest rate reduction and term extension, and $7 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended March 31, 2026, compared with $41 million, $27 million, and $2 million for the three months ended March 31, 2025, respectively.
As of March 31, 2026 the Company had $416 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified.

U.S. Bancorp	47

NOTE 6	Accounting for Transfers and Servicing of Financial Assets and Variable
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $168 million and $152 million for the three months ended March 31, 2026 and 2025, respectively. The Company recognized $165 million and $146 million of expenses related to all of these investments for the three months ended March 31, 2026 and 2025, respectively, which were primarily included in tax expense.
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
The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	March 31, 2026	December 31, 2025
Investment carrying amount	$9,938	$9,712
Unfunded capital and other commitments	5,978	5,761
Maximum exposure to loss	9,550	9,338
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $316 million at March 31, 2026 and $312 million at December 31, 2025. The maximum exposure to loss related to these VIEs was $448 million at March 31, 2026 and $439 million at December 31, 2025, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company also held senior notes of $1.4 billion as available-for-sale investment securities at March 31, 2026, compared with $1.7 billion at December 31, 2025. These senior notes were issued by third-party securitization vehicles that held $1.6 billion at

48	U.S. Bancorp

March 31, 2026 and $1.9 billion at December 31, 2025 of indirect auto loans that collateralize the senior notes. These VIEs are not consolidated by the Company.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $290 million at March 31, 2026, compared with less than $1 million to $299 million at December 31, 2025.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At March 31, 2026, approximately $6.2 billion of the Company’s assets and $4.0 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $6.2 billion and $3.8 billion, respectively, at December 31, 2025. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

NOTE 7	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $215.4 billion of residential mortgage loans for others at March 31, 2026, and $216.3 billion at December 31, 2025, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net losses of $27 million and net gains of $2 million for the three months ended March 31, 2026 and 2025, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $163 million and $172 million for the three months ended March 31, 2026 and 2025, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended March 31
(Dollars in Millions)	2026	2025
Balance at beginning of period	$3,159	$3,369
Rights capitalized	66	59
Rights sold	(2)	1
Changes in fair value of MSRs
Due to fluctuations in market interest rates(a)	9	(49)
Due to revised assumptions or models(b)	(17)	4
Other changes in fair value(c)	(63)	(72)
Balance at end of period	$3,152	$3,312
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
The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	March 31, 2026						December 31, 2025
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(356)	$(170)	$(83)	$78	$150	$276	$(369)	$(176)	$(86)	$81	$155	$284
Derivative instrument hedges	354	170	83	(77)	(147)	(275)	397	188	89	(79)	(153)	(297)
Net sensitivity	$(2)	$—	$—	$1	$3	$1	$28	$12	$3	$2	$2	$(13)

U.S. Bancorp	49

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
The following table provides a summary of the Company’s MSRs and related characteristics by portfolio:

	March 31, 2026				December 31, 2025
(Dollars in Millions)	HFA	Government	Conventional(d)	Total	HFA	Government	Conventional(d)	Total
Servicing portfolio(a)	$57,635	$23,239	$125,380	$206,254	$56,993	$23,630	$126,614	$207,237
Fair value	$865	$460	$1,827	$3,152	$849	$465	$1,845	$3,159
Value (bps)(b)	150	198	146	153	149	197	146	152
Weighted-average servicing fees (bps)	35	45	25	30	35	45	25	30
Multiple (value/servicing fees)	4.26	4.43	5.75	5.05	4.22	4.41	5.75	5.03
Weighted-average note rate	5.20%	4.41%	4.06%	4.42%	5.17%	4.41%	4.04%	4.39%
Weighted-average age (in years)	4.9	7.0	5.8	5.7	4.8	6.8	5.7	5.6
Weighted-average expected prepayment (constant prepayment rate)	10.4%	10.1%	8.3%	9.1%	10.2%	10.1%	8.2%	9.0%
Weighted-average expected life (in years)	7.3	6.7	7.1	7.1	7.4	6.7	7.2	7.2
Weighted-average option adjusted spread(c)	7.4%	6.9%	5.1%	6.0%	7.3%	6.9%	5.1%	5.9%
(a)Represents principal balance of mortgages having corresponding MSR asset.
(b)Calculated as fair value divided by the servicing portfolio.
(c)Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)Represents loans sold primarily to GSEs.

NOTE 8	Preferred Stock
At March 31, 2026 and December 31, 2025, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	March 31, 2026				December 31, 2025
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	18,000	450	13	437
Total preferred stock(a)	243,510	$7,026	$218	$6,808	243,510	$7,026	$218	$6,808
(a)The par value of all shares issued and outstanding at March 31, 2026 and December 31, 2025, was $1.00 per share.

50	U.S. Bancorp

NOTE 9	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended March 31 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Debit Valuation Adjustments	Foreign Currency Translation	Total
2026
Balance at beginning of period	$(3,278)	$(2,816)	$(69)	$(801)	$(10)	$(13)	$(6,987)
Changes in unrealized gains (losses)	(334)	—	(164)	—	6	—	(492)
Foreign currency translation adjustment(a)	—	—	—	—	—	5	5
Reclassification to earnings of realized (gains) losses	35	101	42	(7)	—	—	171
Applicable income taxes	76	(26)	31	2	(2)	(1)	80
Balance at end of period	$(3,501)	$(2,741)	$(160)	$(806)	$(6)	$(9)	$(7,223)
2025
Balance at beginning of period	$(5,078)	$(3,165)	$(553)	$(955)	$1	$(14)	$(9,764)
Changes in unrealized gains (losses)	508	—	284	—	2	—	794
Foreign currency translation adjustment(a)	—	—	—	—	—	4	4
Reclassification to earnings of realized (gains) losses	—	111	60	(1)	—	—	170
Applicable income taxes	(129)	(28)	(88)	—	(1)	—	(246)
Balance at end of period	$(4,699)	$(3,082)	$(297)	$(956)	$2	$(10)	$(9,042)
(a)Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.
Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income
	Three Months Ended March 31		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2026	2025
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sales of investment securities	$(35)	$—	Securities gains (losses), net
	9	—	Applicable income taxes
	(26)	—	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains (losses)	(101)	(111)	Interest income
	26	28	Applicable income taxes
	(75)	(83)	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(42)	(60)	Net interest income
	11	15	Applicable income taxes
	(31)	(45)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	7	1	Other noninterest expense
	(2)	—	Applicable income taxes
	5	1	Net-of-tax
Total impact to net income	$(127)	$(127)

U.S. Bancorp	51

NOTE 10	Earnings Per Share
The components of earnings per share were:

	Three Months Ended March 31
(Dollars and Shares in Millions, Except Per Share Data)	2026	2025
Net income attributable to U.S. Bancorp	$1,945	$1,709
Preferred dividends	(93)	(95)
Earnings allocated to participating stock awards	(11)	(11)
Net income applicable to U.S. Bancorp common shareholders	$1,841	$1,603
Average common shares outstanding	1,554	1,559
Net effect of the exercise and assumed purchase of stock awards	1	1
Average diluted common shares outstanding	1,555	1,560
Earnings per common share	$1.18	$1.03
Diluted earnings per common share	$1.18	$1.03
Options outstanding at March 31, 2026 to purchase 1 million common shares for the three months ended March 31, 2026, and outstanding at March 31, 2025 to purchase 1 million common shares for the three months ended March 31, 2025 were not included in the computation of diluted earnings per share because they were antidilutive.

NOTE 11	Employee Benefits
The components of net periodic benefit cost for the Company’s pension plans were:

	Three Months Ended March 31
(Dollars in Millions)	2026	2025
Service cost	$44	$53
Interest cost	101	103
Expected return on plan assets	(152)	(147)
Prior service cost (credit) amortization	(10)	(1)
Actuarial loss (gain) amortization	4	1
Net periodic benefit cost(a)	$(13)	$9
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
Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At March 31, 2026, the Company had $160 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $69 million (net-of-tax) of realized and unrealized losses at December 31, 2025. The estimated amount to be reclassified from other comprehensive income

52	U.S. Bancorp

(loss) into earnings during the next 12 months is a loss of $113 million (net-of-tax). All cash flow hedges were highly effective for the three months ended March 31, 2026.
Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.7 billion at March 31, 2026 and December 31, 2025.
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

U.S. Bancorp	53

The following table summarizes the asset and liability management derivative positions of the Company:

	March 31, 2026			December 31, 2025
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$10,200	$—	$—	$7,950	$—	$—
Pay fixed/receive floating swaps	24,270	—	—	25,154	—	—
Cash flow hedges
Interest rate contracts
Receive fixed/pay floating swaps	26,350	3	3	25,350	—	—
Pay fixed/receive floating swaps	1,000	—	—	1,000	—	—
Net investment hedges
Foreign exchange forward contracts	854	11	—	759	—	2
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	8,511	13	55	3,235	10	1
Sell	4,234	29	4	3,583	1	10
Options
Purchased	8,520	149	—	8,930	131	—
Written	3,032	13	56	2,553	13	58
Receive fixed/pay floating swaps	6,199	—	57	5,318	14	30
Pay fixed/receive floating swaps	3,828	—	—	2,479	—	—
Foreign exchange forward contracts	1,226	11	3	940	3	3
Equity contracts	333	—	19	334	2	1
Credit contracts	2,406	5	3	2,265	—	18
Other(a)	1,781	6	75	1,085	6	99
Total	$102,744	$240	$275	$90,935	$180	$222
(a)Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $976 million and $73 million at March 31, 2026, respectively, compared to $995 million and $99 million at December 31, 2025, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $716 million at March 31, 2026.

54	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	March 31, 2026			December 31, 2025
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts
Receive fixed/pay floating swaps	$459,353	$829	$2,278	$459,357	$1,326	$2,134
Pay fixed/receive floating swaps	391,867	1,292	285	386,099	1,142	449
Other(a)	64,561	20	32	66,014	19	33
Options
Purchased	162,063	245	3	148,778	222	8
Written	115,905	14	350	106,749	24	291
Futures
Buy	6,459	—	2	3,974	—	—
Sell	209	—	—	527	—	—
Foreign exchange rate contracts
Forwards, spots and swaps	143,099	2,559	2,411	137,555	2,688	2,575
Options
Purchased	1,574	25	—	1,101	20	2
Written	1,574	1	25	1,101	4	19
Commodity contracts
Swaps	23,294	1,582	1,435	18,068	810	705
Options
Purchased	5,855	618	1	4,545	278	2
Written	5,844	1	610	4,539	1	278
Futures
Buy	2	—	—	—	—	—
Sell	911	250	116	631	138	71
Credit contracts	15,421	1	11	14,683	—	3
Total	$1,397,991	$7,437	$7,559	$1,353,721	$6,672	$6,570
(a)Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.

U.S. Bancorp	55

The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended March 31
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2026	2025	2026	2025
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$(122)	$211	$(31)	$(45)
Net investment hedges
Foreign exchange forward contracts	18	(4)	—	—
Non-derivative debt instruments	38	(61)	—	—
Note: The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.
The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended March 31
	Interest Income		Interest Expense
(Dollars in Millions)	2026	2025	2026	2025
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$7,838	$7,516	$3,575	$3,424
Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	200	(448)	(50)	(106)
Hedged items	(211)	447	51	112
Cash flow hedges
Interest rate contract derivatives	(41)	(53)	1	7
Note: The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $1 million and $7 million into earnings during the three months ended March 31, 2026 and March 31, 2025, respectively, as a result of realized cash flows on discontinued cash flow hedges. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.
The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities currently designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment
(Dollars in Millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities(a)	$24,117	$25,062	$(13)	$75
Long-term debt	10,299	8,091	117	153
Note: The table above excludes the cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale investment securities and long-term debt of $(24) million and $(33) million, respectively, at March 31, 2026, compared with $57 million and $(33) million at December 31, 2025, respectively. The carrying amount of available-for-sale investment securities and long-term debt related to discontinued hedging relationships was $13.6 billion and $15.6 billion, respectively, at March 31, 2026, compared with $11.8 billion and $16.6 billion at December 31, 2025, respectively.
(a)Includes amounts related to available-for-sale investment securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At March 31, 2026, the amortized cost of the closed portfolios used in these hedging relationships was $20.5 billion, of which $8.3 billion was designated as hedged. At March 31, 2026, the cumulative amount of basis adjustments associated with these hedging relationships was $97 million. At December 31, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $20.7 billion, of which $9.2 billion was designated as hedged. At December 31, 2025, the cumulative amount of basis adjustments associated with these hedging relationships was $175 million.

56	U.S. Bancorp

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

		Three Months Ended March 31
(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2026	2025
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$(3)	$24
Purchased and written options	Mortgage banking revenue	57	30
Swaps	Mortgage banking revenue/Interest expense	7	56
Foreign exchange forward contracts	Other noninterest income	6	2
Equity contracts	Compensation expense	(11)	(19)
Credit contracts	Other noninterest income	18	17
Other	Other noninterest income	(19)	—
Customer-Related Positions
Interest rate contracts
Swaps	Capital markets revenue	102	35
Purchased and written options	Capital markets revenue	(53)	12
Futures	Capital markets revenue	(3)	1
Foreign exchange rate contracts
Forwards, spots and swaps	Capital markets revenue	44	48
Purchased and written options	Capital markets revenue	—	1
Commodity contracts
Swaps	Capital markets revenue	(42)	47
Purchased and written options	Capital markets revenue	1	(1)
Futures	Capital markets revenue	95	(41)
Credit contracts	Capital markets revenue	10	2
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at March 31, 2026, was $2.5 billion. At March 31, 2026, the Company had $2.3 billion of cash posted as collateral against this net liability position.

U.S. Bancorp	57

NOTE 13	Netting Arrangements for Certain Financial Instruments and Securities
Financing Activities
The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and SOFR futures or options on U.S. Treasury futures. Of the Company’s $1.5 trillion total notional amount of derivative positions at March 31, 2026, $682.1 billion related to bilateral over-the-counter trades, $736.8 billion related to those centrally cleared through clearinghouses and $81.9 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.
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
Securities transferred to counterparties under repurchase agreements and securities loaned transactions continue to be recognized on the Consolidated Balance Sheet, are measured at fair value, and are included in investment securities or other assets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheet unless the counterparty defaults. The securities transferred under repurchase and reverse repurchase transactions typically are U.S. Treasury and agency securities, residential agency mortgage-backed securities, corporate debt securities or asset-backed securities. The securities loaned or borrowed typically are corporate debt securities traded by the Company’s primary broker-dealer subsidiary. In general, the securities transferred can be sold, repledged or otherwise used by the party in possession. At March 31, 2026 and December 31, 2025, the fair value of collateral received where the Company has the contractual right to sell or repledge was $59.3 billion and $62.6 billion, respectively, of which $59.1 billion and $56.6 billion had been sold and repledged. No restrictions exist on the use of cash collateral by either party. Repurchase/reverse repurchase and securities loaned/borrowed transactions expose the Company to counterparty risk. The Company manages this risk by performing assessments, independent of business line managers, and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in cash being obtained from or refunded to counterparties to maintain specified collateral levels.

58	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
March 31, 2026
Repurchase agreements
U.S. Treasury and agencies	$54,115	$507	$—	$359	$54,981
Residential agency mortgage-backed securities	316	—	—	—	316
Corporate debt securities	4,519	161	—	—	4,680
Asset-backed securities	366	—	—	—	366
Total repurchase agreements	59,316	668	—	359	60,343
Securities loaned
Corporate debt securities	119	—	—	—	119
Total securities loaned	119	—	—	—	119
Gross amount of recognized liabilities	$59,435	$668	$—	$359	$60,462
December 31, 2025
Repurchase agreements
U.S. Treasury and agencies	$54,117	$—	$—	$—	$54,117
Residential agency mortgage-backed securities	293	—	—	—	293
Corporate debt securities	3,015	100	—	—	3,115
Asset-backed securities	419	—	—	—	419
Total repurchase agreements	57,844	100	—	—	57,944
Securities loaned
Corporate debt securities	84	—	—	—	84
Total securities loaned	84	—	—	—	84
Gross amount of recognized liabilities	$57,928	$100	$—	$—	$58,028
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

U.S. Bancorp	59

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Received(c)
March 31, 2026
Derivative assets(d)	$7,657	$(3,431)	$4,226	$(198)	$(17)	$4,011
Reverse repurchase agreements	57,380	(50,404)	6,976	(294)	(6,682)	—
Securities borrowed	2,035	—	2,035	(11)	(1,963)	61
Total	$67,072	$(53,835)	$13,237	$(503)	$(8,662)	$4,072
December 31, 2025
Derivative assets(d)	$6,832	$(3,151)	$3,681	$(116)	$(23)	$3,542
Reverse repurchase agreements	61,078	(48,708)	12,370	(454)	(11,888)	28
Securities borrowed	1,844	—	1,844	—	(1,769)	75
Total	$69,754	$(51,859)	$17,895	$(570)	$(13,680)	$3,645
(a)Includes $1.0 billion and $1.2 billion of cash collateral related payables that were netted against derivative assets at March 31, 2026 and December 31, 2025, respectively.
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
(d)Excludes $20 million at March 31, 2026 and December 31, 2025 of derivative assets not subject to netting arrangements.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Pledged(c)
March 31, 2026
Derivative liabilities(d)	$7,756	$(4,682)	$3,074	$(198)	$—	$2,876
Repurchase agreements	60,343	(50,404)	9,939	(294)	(9,637)	8
Securities loaned	119	—	119	(11)	(106)	2
Total	$68,218	$(55,086)	$13,132	$(503)	$(9,743)	$2,886
December 31, 2025
Derivative liabilities(d)	$6,692	$(3,392)	$3,300	$(116)	$—	$3,184
Repurchase agreements	57,944	(48,708)	9,236	(454)	(8,779)	3
Securities loaned	84	—	84	—	(82)	2
Total	$64,720	$(52,100)	$12,620	$(570)	$(8,861)	$3,189
(a)Includes $2.3 billion and $1.5 billion of cash collateral related receivables that were netted against derivative liabilities at March 31, 2026 and December 31, 2025, respectively.
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
(d)Excludes $78 million and $100 million at March 31, 2026 and December 31, 2025, respectively, of derivative liabilities not subject to netting arrangements.

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

60	U.S. Bancorp

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
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are typically valued using third party pricing services; derivative contracts and other assets and liabilities, including securities, certain time deposits, and structured long-term notes, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.
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
Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the three months ended March 31, 2026 and 2025, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net losses of $5 million and net gains of $3 million for the three months ended March 31, 2026 and 2025, respectively, from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
Time Deposits The Company elects the fair value option to account for certain time deposits that are hedged with derivatives that do not qualify for hedge accounting. Electing to measure these time deposits at fair value reduces certain timing differences and better matches changes in fair value of these deposits with changes in the value of the derivative instruments used to economically hedge them. The time deposits measured at fair value are valued using a discounted cash flow model that utilizes market observable inputs and are classified within Level 2. Included in interest expense on deposits were net gains of $3 million for the three months ended March 31, 2025, from the changes in fair value of time deposits under fair value option accounting guidance.
Long-term Debt The Company elects the fair value option to account for certain structured notes that are hedged with derivatives that do not qualify for hedge accounting. Electing to measure these structured notes at fair value reduces certain timing differences and better matches changes in fair value of these notes with changes in the value of the derivative instruments used to economically hedge them. The structured notes measured at fair value are valued using a discounted cash flow model that utilizes market observable inputs and are classified within Level 2. The discount rate used in the discounted cash flow model incorporates the impact of the Company’s credit spread, which is based on observable spreads in the secondary bond market. Changes in fair value attributable to instrument specific credit risk are recorded as debit valuation adjustments (“DVA”) in other comprehensive income (loss) with all other changes in fair value recorded in interest expense. Included in other comprehensive income (loss) and interest expense on long-term debt were net DVA gains of $6 million and net gains of $29 million, respectively, for the three months ended

U.S. Bancorp	61

March 31, 2026, and net DVA gains of $2 million and net losses of $1 million, respectively, for three months ended March 31, 2025, from the changes in the fair value of structured notes under fair value option accounting guidance.
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
The following table shows the significant valuation assumption ranges for MSRs at March 31, 2026:

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

62	U.S. Bancorp

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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at March 31, 2026:

	Minimum	Maximum	Weighted- Average(a)
Expected loan close rate	1%	100%	84%
Inherent MSR value (basis points per loan)	62	220	123
(a)Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At March 31, 2026, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 1,050 percent and 2 percent, respectively.
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

U.S. Bancorp	63

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
March 31, 2026
Available-for-sale securities
U.S. Treasury and agencies	$25,455	$4,689	$—	$—	$30,144
Mortgage-backed securities
Residential agency	—	39,943	—	—	39,943
Commercial
Agency	—	7,711	—	—	7,711
Non-agency	—	7	—	—	7
Asset-backed securities	—	6,498	—	—	6,498
Obligations of state and political subdivisions	—	9,004	—	—	9,004
Other	—	157	—	—	157
Total available-for-sale	25,455	68,009	—	—	93,464
Mortgage loans held for sale	—	2,497	—	—	2,497
Mortgage servicing rights	—	—	3,152	—	3,152
Derivative assets	277	4,785	2,615	(3,431)	4,246
Other assets	334	2,554	—	—	2,888
Total	$26,066	$77,845	$5,767	$(3,431)	$106,247
Time deposits	$—	$13	$—	$—	$13
Long-term debt	—	1,629	—	—	1,629
Derivative liabilities	119	5,590	2,125	(4,682)	3,152
Short-term borrowings and other liabilities(a)	571	1,774	—	—	2,345
Total	$690	$9,006	$2,125	$(4,682)	$7,139
December 31, 2025
Available-for-sale securities
U.S. Treasury and agencies	$24,038	$4,732	$—	$—	$28,770
Mortgage-backed securities
Residential agency	—	38,010	—	—	38,010
Commercial
Agency	—	7,742	—	—	7,742
Non-agency	—	7	—	—	7
Asset-backed securities	—	6,527	—	—	6,527
Obligations of state and political subdivisions	—	9,514	—	—	9,514
Other	—	268	—	—	268
Total available-for-sale	24,038	66,800	—	—	90,838
Mortgage loans held for sale	—	2,353	—	—	2,353
Mortgage servicing rights	—	—	3,159	—	3,159
Derivative assets	147	4,735	1,970	(3,151)	3,701
Other assets	524	2,261	—	—	2,785
Total	$24,709	$76,149	$5,129	$(3,151)	$102,836
Time deposits	$—	$718	$—	$—	$718
Long-term debt	—	1,414	—	—	1,414
Derivative liabilities	72	4,538	2,182	(3,392)	3,400
Short-term borrowings and other liabilities(a)	717	1,796	—	—	2,513
Total	$789	$8,466	$2,182	$(3,392)	$8,045
Note: Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $205 million and $203 million at March 31, 2026 and December 31, 2025, respectively, and reflect no impairment or observable price change adjustment at both March 31, 2026 and December 31, 2025. The Company did not record any adjustments for observable price changes during the first three months of 2026 and 2025.
(a)Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

64	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended March 31 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2026
Mortgage servicing rights	$3,159	$(71)	(a)	$—	$(2)	$66	(c)	$—	$3,152	$(71)	(a)
Net derivative assets and liabilities	(212)	(157)	(b)	400	—	—		459	490	723	(d)
2025
Mortgage servicing rights	$3,369	$(117)	(a)	$—	$1	$59	(c)	$—	$3,312	$(117)	(a)
Net derivative assets and liabilities	(1,800)	(191)	(e)	669	(2)	1		596	(727)	996	(f)
(a)Included in mortgage banking revenue.
(b)Approximately $44 million, $(183) million and $(18) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(c)Represents MSRs capitalized during the period.
(d)Approximately $10 million, $731 million and $(18) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(e)Approximately $51 million, $(241) million and $(1) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(f)Approximately $16 million, $981 billion and $(1) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	March 31, 2026				December 31, 2025
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(a)	$—	$—	$135	$135	$—	$—	$763	$763
Other assets(b)	—	—	4	4	—	—	51	51
(a)Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended March 31
(Dollars in Millions)	2026	2025
Loans(a)	$103	$99
Other assets(b)	1	1
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
Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of the assets and liabilities for which the fair value option has been elected and the aggregate remaining contractual principal balance outstanding:

	March 31, 2026			December 31, 2025
(Dollars in Millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding
Total loans(a)	$2,497	$2,489	$8	$2,353	$2,325	$28
Time deposits	13	13	—	718	718	—
Long-term debt	1,629	1,669	(40)	1,414	1,419	(5)
(a)Includes nonaccrual loans of $1 million carried at fair value with contractual principal outstanding of $1 million at March 31, 2026 and $1 million carried at fair value with contractual principal outstanding of $1 million at December 31, 2025. Includes loans 90 days or more past due of $4 million carried at fair value with contractual principal outstanding of $4 million at March 31, 2026 and $5 million carried at fair value with contractual principal outstanding of $5 million at December 31, 2025.

U.S. Bancorp	65

Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of March 31, 2026 and December 31, 2025. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	March 31, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$48,420	$48,420	$—	$—	$48,420	$46,890	$46,890	$—	$—	$46,890
Federal funds sold and securities purchased under resale agreements	7,009	—	7,009	—	7,009	12,359	—	12,359	—	12,359
Investment securities held-to-maturity	75,442	643	65,479	—	66,122	76,170	644	66,435	—	67,079
Loans held for sale(a)	431	—	—	431	431	185	—	—	185	185
Loans, net of allowance for losses	392,150	—	—	390,235	390,235	383,730	—	—	383,323	383,323
Other(b)	2,112	—	1,675	437	2,112	2,074	—	1,641	433	2,074
Financial Liabilities
Time deposits(c)	45,236	—	45,281	—	45,281	47,314	—	47,391	—	47,391
Short-term borrowings(d)	15,514	—	15,342	—	15,342	14,649	—	14,490	—	14,490
Long-term debt(e)	59,732	—	59,034	—	59,034	59,350	—	59,149	—	59,149
Other(f)	5,170	—	1,394	3,776	5,170	4,940	—	1,419	3,521	4,940
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
The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $359 million and $377 million at March 31, 2026 and December 31, 2025, respectively. The carrying value of other guarantees was $196 million and $187 million at March 31, 2026 and December 31, 2025, respectively.

66	U.S. Bancorp

NOTE 15	Guarantees and Contingent Liabilities
Visa Litigation Visa and MasterCard are defendants in antitrust lawsuits, including the multidistrict interchange litigation pending in the United States District Court for the Eastern District of New York (the “Multi-District Litigation”). Following its reorganization in 2007 and in contemplation of its initial public offering, Visa issued shares of Visa Class B common stock to its financial institution members, including the Company, and the member financial institutions remained responsible for indemnifying Visa for certain specified litigation including the Multi-District Litigation. The indemnification by the Visa member financial institutions has no specific maximum amount. Visa funded an escrow account for the benefit of member financial institutions to fund their indemnification obligations associated with the litigation, and payments to resolve the litigation are made from the escrow account. The Class B shares are convertible into Visa Class A common stock upon resolution of the litigation and the conversion ratio is adjusted as Visa funds amounts into the escrow account. The Company previously sold substantially all of its Class B shares and under the terms of those sales, the Company has an obligation to compensate the buyer for changes in the Class B conversion rate. This obligation is included in the derivative liability swap agreements the Company records at fair value.
The Multi-District Litigation was divided into two putative class actions, one seeking damages (the “Damages Action”) and a separate class action seeking injunctive relief only (the “Injunctive Action”). The Damages Action was settled and is fully resolved. A number of individual cases by merchants who opted out of the Damages Action class settlement are still being litigated. In June 2024, the court declined to grant preliminary approval of a proposed settlement of the Injunctive Action. In November 2025, the parties notified the court of a new settlement and submitted for preliminary approval a Superseding and Amended Class Settlement Agreement, which provides for lower interchange fees and various other rule changes for U.S. merchants. The motion for preliminary approval is pending.
Commitments to Extend Credit and Other Commitments Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses. The contractual amount represents the Company’s exposure to credit loss, in the event of default by the borrower. The contract or notional amounts of unfunded commitments to extend credit, excluding those commitments considered derivatives, were $450.3 billion and $444.7 billion at March 31, 2026 and December 31, 2025, respectively.
As part of the Company’s broker-dealer operations, the Company has commitments to enter into reverse repurchase agreements and repurchase agreements. At March 31, 2026, the amount of unfunded contractual commitments for reverse repurchase agreements and repurchase agreements were $14.5 billion and $16.8 billion, respectively, compared with $8.5 billion and $4.8 billion at December 31, 2025, respectively.
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at March 31, 2026:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$24	$11,566
Securities lending indemnifications	6,865	—	6,931
Asset sales	—	126	16,166	(a)
Merchant processing	785	50	145,199
Other	—	20	3,122
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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At March 31, 2026, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $15.5 billion. The Company held collateral of $687 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets related to these airline processing arrangements. In

U.S. Bancorp	67

addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At March 31, 2026, the liability was $30 million primarily related to these airline processing arrangements.
Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At March 31, 2026 and December 31, 2025, the Company had reserved $7 million for potential losses from representation and warranty obligations. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of March 31, 2026 and December 31, 2025, the Company had $12 million and $13 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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

68	U.S. Bancorp

NOTE 16	Business Segments
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
Wealth, Corporate, Commercial and Institutional Banking Wealth, Corporate, Commercial and Institutional Banking provides core banking, specialized lending, transaction and payment processing, capital markets, asset management, and brokerage and investment related services to wealth, middle market, large corporate, commercial real estate, government and institutional clients, and also includes investments in tax-advantaged projects.
Consumer and Business Banking Consumer and Business Banking comprises consumer banking, small business banking, debit cards and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, online services, direct mail, ATMs, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners.
Payment Services Payment Services includes consumer and business credit cards, stored-value cards, corporate, government and purchasing card services and merchant processing.
Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to business segments, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis.
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
Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company’s diverse customer base. During 2026, certain organization and methodology changes were made, including moving the Impact Finance business unit from the Treasury and Corporate Support business segment to the Wealth, Corporate, Commercial and Institutional Banking business segment. In addition, card revenue generated from debit cards, which was previously included in the Payment Services business segment, is now included in the Consumer and Business Banking business segment. Prior period results were recast and presented on a comparable basis.

U.S. Bancorp	69

Business segment results for the three months ended March 31 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking		Payment Services		Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Condensed Income Statement
Net interest income (taxable-equivalent basis)(a)	$1,874	$1,709	$1,801	$1,768	$794	$742	$(178)	$(97)	$4,291	$4,122
Noninterest income(b)(c)	1,608	1,422	524	530	925	912	(60)	(28)	2,997	2,836
Total net revenue(d)	3,482	3,131	2,325	2,298	1,719	1,654	(238)	(125)	7,288	6,958
Compensation and employee benefits	580	553	522	525	232	212	1,294	1,347	2,628	2,637
Other intangibles	40	46	52	59	18	18	—	—	110	123
Net shared services	642	632	553	541	567	582	(1,762)	(1,755)	—	—
Other direct expenses(e)	243	251	304	315	247	216	733	690	1,527	1,472
Total noninterest expense	1,505	1,482	1,431	1,440	1,064	1,028	265	282	4,265	4,232
Income (loss) before provision and income taxes	1,977	1,649	894	858	655	626	(503)	(407)	3,023	2,726
Provision for credit losses	65	42	72	62	347	317	92	116	576	537
Income (loss) before income taxes	1,912	1,607	822	796	308	309	(595)	(523)	2,447	2,189
Income taxes and taxable-equivalent adjustment	478	402	206	199	77	77	(264)	(205)	497	473
Net income (loss)	1,434	1,205	616	597	231	232	(331)	(318)	1,950	1,716
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(5)	(7)	(5)	(7)
Net income (loss) attributable to U.S. Bancorp	$1,434	$1,205	$616	$597	$231	$232	$(336)	$(325)	$1,945	$1,709

Average Balance Sheet
Loans	$203,834	$182,191	$144,291	$153,906	$44,003	$41,607	$1,432	$1,324	$393,560	$379,028
Goodwill	4,826	4,824	4,326	4,326	3,481	3,391	—	—	12,633	12,541
Other intangible assets	682	863	3,914	4,368	237	249	7	8	4,840	5,488
Assets	256,107	230,619	156,943	166,491	49,006	46,825	226,226	225,458	688,282	669,393
Noninterest-bearing deposits	57,812	56,001	18,364	19,204	2,425	2,616	2,027	1,875	80,628	79,696
Interest-bearing deposits	229,770	219,157	204,121	198,866	94	94	506	8,721	434,491	426,838
Total deposits	287,582	275,158	222,485	218,070	2,519	2,710	2,533	10,596	515,119	506,534
Total U.S. Bancorp shareholders’ equity	24,200	23,508	13,107	13,705	10,596	10,229	17,954	12,169	65,857	59,611
(a)Total net interest income includes a taxable-equivalent adjustment of $28 million and $30 million for the three months ended March 31, 2026 and 2025, respectively. See Non-GAAP Financial Measures beginning on page 26.
(b)Payment Services noninterest income presented net of related rewards and rebate costs and certain partner payments of $800 million and $741 million for the three months ended March 31, 2026 and 2025, respectively.
(c)Total noninterest income includes revenue generated from certain contracts with customers of $2.4 billion and $2.3 billion for the three months ended March 31, 2026 and 2025, respectively.
(d)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded a total of $197 million of revenue for both the three months ended March 31, 2026 and 2025, primarily consisting of interest income on sales-type and direct financing leases.
(e)Other direct expenses for each reportable segment includes: net occupancy and equipment, professional services, marketing and business development, technology and communications, and other.

70	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Three Months Ended March 31
	2026			2025			2026 v 2025
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities(b)	$171,471	$1,322	3.08%	$171,178	$1,328	3.10%	.2%
Loans held for sale	2,326	35	6.01	1,823	28	6.07	27.6
Loans(c)
Commercial(d)	149,833	1,883	5.09	134,451	1,859	5.61	11.4
Commercial real estate	49,408	695	5.71	48,890	725	6.02	1.1
Residential mortgages	116,690	1,158	3.97	118,844	1,189	4.00	(1.8)
Credit card(d)	37,341	1,181	12.83	35,083	1,137	13.14	6.4
Other retail	40,288	618	6.22	41,760	633	6.15	(3.5)
Total loans	393,560	5,535	5.69	379,028	5,543	5.91	3.8
Interest-bearing deposits with banks	38,855	350	3.65	43,735	481	4.46	(11.2)
Other earning assets(e)	17,950	624	14.10	14,466	166	4.65	24.1
Total earning assets(e)	624,162	7,866	5.09	610,230	7,546	4.99	2.3
Allowance for loan losses	(7,623)			(7,589)			(.4)
Unrealized gain (loss) on investment securities	(4,269)			(6,473)			34.0
Other assets	76,012			73,225			3.8
Total assets	$688,282			$669,393			2.8
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$80,628			$79,696			1.2%
Interest-bearing deposits
Interest checking	130,600	352	1.09	125,651	342	1.10	3.9
Money market savings	188,986	1,261	2.71	195,442	1,483	3.08	(3.3)
Savings accounts	68,305	305	1.81	50,271	170	1.37	35.9
Time deposits	46,600	366	3.18	55,474	516	3.77	(16.0)
Total interest-bearing deposits	434,491	2,284	2.13	426,838	2,511	2.39	1.8
Short-term borrowings
Federal funds purchased	629	5	3.46	862	9	4.27	(27.0)
Securities sold under agreements to repurchase(e)	10,297	536	21.13	9,287	97	4.25	10.9
Commercial paper	4,617	27	2.33	4,878	34	2.81	(5.4)
Other short-term borrowings(f)	4,037	77	7.74	3,814	109	11.61	5.8
Total short-term borrowings(e)	19,580	645	13.37	18,841	249	5.37	3.9
Long-term debt	61,507	646	4.26	58,344	664	4.61	5.4
Total interest-bearing liabilities(e)	515,578	3,575	2.81	504,023	3,424	2.75	2.3
Other liabilities	25,761			25,603			.6
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	59,049			52,803			11.8
Total U.S. Bancorp shareholders’ equity	65,857			59,611			10.5
Noncontrolling interests	458			460			(.4)
Total equity	66,315			60,071			10.4
Total liabilities and equity	$688,282			$669,393			2.8
Net interest income		$4,291			$4,122
Gross interest margin			2.28%			2.24%
Gross interest margin without taxable-equivalent increments			2.26%			2.22%
Percent of Earning Assets
Interest income			5.09%			4.99%
Interest expense			2.32			2.27
Net interest margin			2.77%			2.72%
Net interest margin without taxable-equivalent increments			2.75%			2.70%
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
(d)Effective January 1, 2026, the Company reclassified small business credit card loans from the ‘Commercial’ loan portfolio to the ‘Credit card’ loan portfolio. Prior period balances have been conformed to current period presentation.
(e)Average balances for the three months ended March 31, 2026, reflect the impact of balance sheet netting of certain repurchase/reverse repurchase transactions under enforceable netting agreements, exclusive of the related interest income and expense. Reflecting the impact of netting the related interest income and expense for these arrangements, the average yields earned on other earning assets and total earning assets were 4.36 percent and 4.83 percent, respectively, and average rates paid on securities sold under agreements to repurchase, total short-term borrowings and total interest-bearing liabilities were 4.14 percent, 4.44 percent and 2.47 percent, respectively, for the three months ended March 31, 2026.
(f)Interest expense and rates include interest paid on collateral associated with derivative positions.

U.S. Bancorp	71

Part II — Other Information
Item 1. Legal Proceedings — See the information set forth in “Litigation and Regulatory Matters” in Note 15 in the Notes to Consolidated Financial Statements on page 68 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for discussion of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — See the information set forth in the “Capital Management” section on page 22 of this Report for information regarding shares repurchased by the Company during the first quarter of 2026, which is incorporated herein by reference.
Item 5. Other Information — During the three months ended March 31, 2026, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed on April 20, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 19, 2023).
10.1	Amendment of U.S. Bancorp 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.21(b) to the Company’s Form 10-K for the year ended December 31, 2025).
10.2	U.S. Bank Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2026).
10.3
Form of Performance Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2024 Stock Incentive Plan (used for grants made after January 26, 2026) (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2025).

10.4
Form of Restricted Stock Unit Award Agreement for Executive Officers under U.S. Bancorp 2024 Stock Incentive Plan (used for grants made after January 26, 2026) (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2025).

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

72	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. BANCORP

	By:	/s/ LISA R. STARK
Dated: May 4, 2026		Lisa R. Stark Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	73

Corporate Information
Executive Offices
U.S. Bancorp
800 Nicollet Mall
Minneapolis, MN 55402
Investor Relations Contact
Angie Jeyaraj
Senior Vice President, Deputy Director of Investor Relations
angie.jeyaraj@usbank.com
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
Phone: 866-775-9668

Common Stock Transfer Agent and Registrar
Computershare acts as our transfer agent and registrar, dividend paying agent and dividend reinvestment plan administrator and maintains all shareholder records for the Company. Inquiries related to shareholder records, stock transfers, changes of ownership, lost stock certificates, changes of address and dividend payments should be directed to the transfer agent at:
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