Form 10-Q
period 2026-06-30
US BANCORP \DE\
filed 2026-08-06
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from (not applicable)
Commission file number 1-6880
U.S. BANCORP
(Exact name of registrant as specified in its charter)

Delaware	41-0255900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 S. Sixth St.
Minneapolis, Minnesota 55402
(Address of principal executive offices, including zip code)
651-466-3000
(Registrant’s telephone number, including area code)
800 Nicollet Mall
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2026
Common Stock, $.01 Par Value	1,558,051,446 shares

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
•Changes in trade policy, including the imposition of tariffs or the impacts of retaliatory tariffs, or the effects of related litigation;
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
•Effects of climate change and related physical and transition risks;
•Failure to execute on strategic or operational plans;
•Effects of mergers and acquisitions, such as the acquisition of Condor Trading LP and its subsidiaries, including BTIG, LLC (collectively, “BTIG”), and related integration, including that the expected benefits may take longer than anticipated to achieve or may not be achieved in entirety or at all and the costs relating to the combination may be greater than expected;
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

2	U.S. Bancorp

TABLE 1	Selected Financial Data

	Three Months Ended June 30			Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2026	2025	Percent Change	2026	2025	Percent Change
Condensed Income Statement
Net interest income	$4,361	$4,051	7.7%	$8,624	$8,143	5.9%
Taxable-equivalent adjustment(a)	26	29	(10.3)	54	59	(8.5)
Net interest income (taxable-equivalent basis)(b)	4,387	4,080	7.5	8,678	8,202	5.8
Noninterest income	3,325	2,924	13.7	6,322	5,760	9.8
Total net revenue	7,712	7,004	10.1	15,000	13,962	7.4
Noninterest expense	4,428	4,181	5.9	8,693	8,413	3.3
Provision for credit losses	538	501	7.4	1,114	1,038	7.3
Income before taxes	2,746	2,322	18.3	5,193	4,511	15.1
Income taxes and taxable-equivalent adjustment	563	501	12.4	1,060	974	8.8
Net income	2,183	1,821	19.9	4,133	3,537	16.9
Net (income) loss attributable to noncontrolling interests	(6)	(6)	—	(11)	(13)	15.4
Net income attributable to U.S. Bancorp	$2,177	$1,815	19.9	$4,122	$3,524	17.0
Net income applicable to U.S. Bancorp common shareholders	$2,098	$1,733	21.1	$3,939	$3,336	18.1
Per Common Share
Earnings per share	$1.35	$1.11	21.6%	$2.53	$2.14	18.2%
Diluted earnings per share	1.35	1.11	21.6	2.53	2.14	18.2
Dividends declared per share	.52	.50	4.0	1.04	1.00	4.0
Book value per share(c)	38.91	35.06	11.0
Tangible book value per common share(b)	30.04	26.52	13.3
Market value per share	60.40	45.25	33.5
Average diluted common shares outstanding	1,555	1,559	(.3)	1,555	1,560	(.3)
Financial Ratios
Return on average assets	1.26%	1.08%		1.20%	1.06%
Return on average common equity	14.0	12.9		13.3	12.6
Return on tangible common equity(b)	18.7	18.0		17.9	17.7
Net interest margin (taxable-equivalent basis)(a)	2.79	2.66		2.78	2.69
Efficiency ratio(b)	57.1	59.2		57.6	60.0
Net charge-offs as a percent of average loans outstanding	.53	.59		.55	.59
Average Balances
Loans	$405,481	$378,529	7.1%	$399,553	$378,777	5.5%
Investment securities(d)	170,528	172,841	(1.3)	170,997	172,014	(.6)
Assets	694,710	673,341	3.2	691,514	671,378	3.0
Deposits	515,080	502,890	2.4	515,100	504,702	2.1
Long-term debt	61,589	62,354	(1.2)	61,548	60,360	2.0
	June 30, 2026	December 31, 2025
Period End Balances
Loans	$410,300	$391,335	4.8%
Investment securities	163,170	167,008	(2.3)
Assets	725,918	692,345	4.8
Deposits	532,066	522,216	1.9
Long-term debt	58,671	60,764	(3.4)
Total U.S. Bancorp shareholders’ equity	67,432	65,193	3.4
Credit Quality
Allowance for credit losses	$7,979	$7,947.4%
Nonperforming assets	1,346	1,590	(15.3)
Capital Ratios
Common equity tier 1 capital	10.8%	10.8%
Tier 1 capital	12.2	12.3
Total risk-based capital	14.4	14.2
Leverage	8.9	8.7
Supplementary leverage	7.2	7.1
Tangible common equity to tangible assets(b)	6.6	6.7
Tangible common equity to risk-weighted assets(b)	9.4	9.4
(a)Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.
(b)See Non-GAAP Financial Measures beginning on page 27.
(c)Calculated as U.S. Bancorp common shareholders’ equity divided by common shares outstanding at end of the period.
(d)Excludes unrealized gains and losses on available-for-sale investment securities.

U.S. Bancorp	3

Management’s Discussion and Analysis
Overview
Financial Performance U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $2.2 billion in the second quarter of 2026, compared with $1.8 billion in the second quarter of 2025. Financial performance for the second quarter of 2026, compared with the second quarter of 2025, included the following:
•Diluted earnings per common share of $1.35 in the second quarter of 2026, representing a 21.6 percent increase compared with the second quarter of 2025;
•Net interest income increased $310 million (7.7 percent) primarily due to loan growth, improved earning asset mix, and benefits from fixed asset repricing;
•Noninterest income increased $401 million (13.7 percent) driven by higher fee revenue across all categories and the contribution from the BTIG acquisition;
•Noninterest expense increased $247 million (5.9 percent), reflecting the impact of the BTIG acquisition, higher compensation and employee benefits expense, higher technology and communications expense, and higher marketing and business development expense;
•Average loans increased $27.0 billion (7.1 percent) driven by higher commercial loans, commercial real estate loans and credit card loans; and
•Average deposits increased $12.2 billion (2.4 percent), driven by an increase in savings account balances, partially offset by a decrease in time deposits.
The Company reported net income attributable to U.S. Bancorp of $4.1 billion in the first six months of 2026, compared with $3.5 billion in the first six months of 2025. Financial performance for the first six months of 2026, compared with the first six months of 2025, included the following:
•Diluted earnings per common share of $2.53 in the first six months of 2026, representing an 18.2 percent increase compared with the first six months of 2025;
•Net interest income increased $481 million (5.9 percent) primarily due to loan growth, improved earning asset mix, and fixed asset repricing;
•Noninterest income increased $562 million (9.8 percent) driven by higher revenue across most categories and the contribution from the BTIG acquisition;
•Noninterest expense increased $280 million (3.3 percent), reflecting the impact of the BTIG acquisition, higher technology and communications expense, higher marketing and business development expense and higher compensation and employee benefits expense;
•Average loans increased $20.8 billion (5.5 percent) driven by higher commercial loans, credit card loans and commercial real estate loans; and
•Average deposits increased $10.4 billion (2.1 percent), driven by an increase in savings account balances, partially offset by a decrease in time deposits.
Credit Quality The Company maintained stable credit quality during the first six months of 2026.
•The allowance for credit losses was $8.0 billion at June 30, 2026, compared to $7.9 billion at December 31, 2025. The ratio of the allowance for credit losses to period-end loans was 1.94 percent at June 30, 2026 compared to 2.03 percent at December 31, 2025.
•The provision for credit losses increased $37 million (7.4 percent) in the second quarter of 2026 and $76 million (7.3 percent) in the first six months of 2026, compared with the same periods of 2025, primarily due to loan growth.
•Nonperforming assets were $1.3 billion at June 30, 2026, a decrease of $244 million (15.3 percent) compared with December 31, 2025, driven by lower nonperforming commercial loans.
•Net charge-offs decreased $18 million in the second quarter of 2026 and $19 million in the first six months of 2026, compared with the same periods of the prior year, reflecting lower commercial real estate and credit card loan net charge-offs, partially offset by higher commercial loan net charge-offs.
•Total loan net charge-offs as a percentage of average loans was 0.53 percent in the second quarter of 2026 and 0.55 percent in the first six months of 2026, compared with 0.59 percent for both the second quarter and first six months of 2025.
Capital Management At June 30, 2026, all of the Company’s regulatory capital ratios exceeded regulatory “well-capitalized” requirements.
•The Company’s common equity tier 1 capital ratio was 10.8 percent at both June 30, 2026 and December 31, 2025.
•The Company returned $1.0 billion and $2.1 billion of earnings to shareholders in the second quarter of 2026 and the first six months of 2026, respectively, through dividends and share repurchases.
•The increase in shareholders’ equity during the second quarter and first six months of 2026 included the impact of common shares issued as consideration for the acquisition of BTIG.
BTIG acquisition On June 1, 2026, the Company acquired BTIG for a purchase price consisting of approximately $395 million of cash and 6.6 million shares of the Company’s common stock paid on the closing date, with up to an additional $275 million of cash consideration to be paid over the next three years, subject to achievement of defined performance targets. BTIG is a global financial services firm specializing in institutional trading, investment banking, research and related brokerage services. The acquisition is expected to add fee revenue to the Company’s Wealth, Corporate, Commercial and Institutional Banking business segment by expanding its current product offerings.

4	U.S. Bancorp

Statement of Income Analysis
The Company reported net income attributable to U.S. Bancorp of $2.2 billion for the second quarter of 2026, or $1.35 per diluted common share, compared with $1.8 billion, or $1.11 per diluted common share, for the second quarter of 2025. The Company reported net income attributable to U.S. Bancorp of $4.1 billion for the first six months of 2026, or $2.53 per diluted common share, compared with $3.5 billion, or $2.14 per diluted common share, for the first six months of 2025. The increases were due to higher net interest income and noninterest income, partially offset by higher noninterest expense and higher provision for credit losses.
Net Interest Income Net interest income was $4.4 billion in the second quarter and $8.6 billion in the first six months of 2026, representing increases of $310 million (7.7 percent) and $481 million (5.9 percent), respectively, compared with the same periods of 2025. The increases were primarily due to loan growth, improved earning asset mix, and fixed asset repricing. Average earning assets for the second quarter and the first six months of 2026 were $15.7 billion (2.6 percent) and $14.8 billion (2.4 percent) higher, respectively, than the same periods of 2025, reflecting increases in loans and other earning assets, partially offset by decreases in interest-bearing deposits with banks and investment securities. The net interest margin, on a taxable-equivalent basis, was 2.79 percent in the second quarter of 2026 and 2.78 percent in the first six months of 2026, compared with 2.66 percent and 2.69 percent, respectively, for the same periods of 2025. The increases were primarily due to the combined effects of loan growth, improved earning asset mix and benefits from fixed asset repricing. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Average total loans in the second quarter and the first six months of 2026 were $27.0 billion (7.1 percent) and $20.8 billion (5.5 percent) higher, respectively, than the same periods of 2025. The increases were primarily due to higher commercial loans, commercial real estate loans and credit card loans. The increase in average commercial loans was primarily due to higher corporate loans and loans to financial institutions. The increase in average credit card loans was primarily driven by higher sales volume. Average commercial real estate loans increased due to higher commercial mortgage loan originations.
Average investment securities in the second quarter and the first six months of 2026 were $2.3 billion (1.3 percent) and $1.0 billion (0.6 percent) lower, respectively, than the same periods of 2025, primarily due to net investment securities sales and maturities.
Average total deposits for the second quarter and the first six months of 2026 were $12.2 billion (2.4 percent) and $10.4 billion (2.1 percent) higher, respectively, than the same periods of 2025. Average savings deposits for the second quarter and the first six months of 2026 were $15.5 billion (26.7 percent) and $16.8 billion (30.9 percent) higher, respectively, than the same periods of 2025, primarily due to an increase in Consumer and Business Banking balances. Average noninterest-bearing deposits for the second quarter and the first six months of 2026 were $1.5 billion (1.9 percent) and $1.2 billion (1.5 percent) higher, respectively, than the same periods of 2025, driven by an increase in Wealth, Corporate, Commercial and Institutional Banking balances, partially offset by a decrease in Consumer and Business Banking balances. Average time deposits for the second quarter and the first six months of 2026 were $10.5 billion (18.4 percent) and $9.7 billion (17.2 percent) lower, respectively, than the same periods of 2025, mainly due to decreases in Treasury and Corporate Support balances, and Wealth, Corporate, Commercial and Institutional Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Average money market deposits for the second quarter of 2026 were $4.9 billion (2.8 percent) higher than the second quarter of 2025, driven by an increase in Wealth, Corporate, Commercial and Institutional Banking balances, partially offset by a decrease in Consumer and Business Banking balances.
Provision for Credit Losses The provision for credit losses was $538 million in the second quarter and $1.1 billion in the first six months of 2026, representing increases of $37 million (7.4 percent) and $76 million (7.3 percent), respectively, from the same periods of 2025, primarily due to loan growth. Net charge-offs decreased $18 million (3.2 percent) in the second quarter of 2026 and $19 million (1.7 percent) in the first six months of 2026, compared with the same periods of 2025. The decreases were driven by lower commercial real estate loan and credit card loan net charge-offs, partially offset by higher commercial loan net charge-offs. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income was $3.3 billion in the second quarter of 2026 and $6.3 billion in the first six months of 2026, representing increases of $401 million (13.7 percent) and $562 million (9.8 percent), respectively, compared with the same periods of 2025. The increases from the prior year reflected higher fee revenue across most categories. Capital markets revenue increased due to the contribution from BTIG following the acquisition in the second quarter of 2026, along with higher client-related derivative activity, corporate bond underwriting fees and favorable market conditions. Trust and investment management fees increased primarily due to business growth and favorable market conditions. Card revenue and corporate payment and treasury management revenue increased mainly due to higher sales volume. Lending and deposit-related fees increased primarily due to higher loan fees. Merchant processing services revenue increased due to favorable rates.

U.S. Bancorp	5

TABLE 2	Noninterest Income

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2026	2025	Percent Change	2026	2025	Percent Change
Card revenue	$435	$413	5.3%	$826	$787	5.0%
Corporate payment and treasury management revenue	440	421	4.5	848	821	3.3
Merchant processing services	485	474	2.3	921	889	3.6
Trust and investment management fees	785	703	11.7	1,530	1,383	10.6
Lending and deposit-related fees	308	277	11.2	602	543	10.9
Capital markets revenue	512	315	62.5	889	607	46.5
Mortgage banking revenue	169	162	4.3	330	335	(1.5)
Investment products fees	102	90	13.3	199	177	12.4
Other	138	126	9.5	261	275	(5.1)
Total fee revenue	3,374	2,981	13.2	6,406	5,817	10.1
Securities gains (losses), net	(49)	(57)	14.0	(84)	(57)	(47.4)
Total noninterest income	$3,325	$2,924	13.7%	$6,322	$5,760	9.8%
Effective January 1, 2026, the Company made changes and reclassifications to certain fee revenue items in order to align financial reporting with current management of the Company’s businesses. Prior period amounts have been conformed to the current period presentation.

TABLE 3	Noninterest Expense

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in Millions)	2026	2025	Percent Change	2026	2025	Percent Change
Compensation and employee benefits	$2,685	$2,600	3.3%	$5,313	$5,237	1.5%
Net occupancy and equipment	303	301.7		607	607	—
Professional services	112	109	2.8	204	207	(1.4)
Marketing and business development	216	161	34.2	433	343	26.2
Technology and communications	601	534	12.5	1,174	1,067	10.0
Other intangibles	114	124	(8.1)	224	247	(9.3)
Other	397	352	12.8	738	705	4.7
Total noninterest expense	$4,428	$4,181	5.9%	$8,693	$8,413	3.3%
Efficiency ratio(a)	57.1%	59.2%		57.6%	60.0%
(a)See Non-GAAP Financial Measures beginning on page 27.
Noninterest Expense Noninterest expense was $4.4 billion in the second quarter and $8.7 billion in the first six months of 2026, representing increases of $247 million (5.9 percent) and $280 million (3.3 percent), respectively, from the same periods of 2025. The increases from the prior year reflected the impact of the BTIG acquisition, higher technology and communications expense, higher marketing and business development expense, higher compensation and employee benefits expense, and higher other noninterest expense. Technology and communications expense increased primarily due to investments in product and technology development. Marketing and business development expense was higher primarily due to increased initiatives. Compensation and employee benefits expense increased primarily due to merit increases and incentive compensation. Compensation and employee benefits expense also increased in the second quarter of 2026, compared with the second quarter of 2025, due to higher stock-based compensation expense.
Income Tax Expense The provision for income taxes was $537 million (an effective rate of 19.7 percent) for the second quarter of 2026 and $1.0 billion (an effective rate of 19.6 percent) for the first six months of 2026, compared with $472 million (an effective rate of 20.6 percent) and $915 million (an effective rate of 20.6 percent) for the same periods of 2025, respectively.
Balance Sheet Analysis
Loans The Company’s loan portfolio was $410.3 billion at June 30, 2026, compared with $391.3 billion at December 31, 2025, an increase of $19.0 billion (4.8 percent). The increase was driven by higher commercial loans and commercial real estate loans.
Commercial loans increased $11.5 billion (7.8 percent) at June 30, 2026, compared with December 31, 2025, primarily due to growth in corporate loans and loans to financial institutions.
Commercial real estate loans increased $3.4 billion (7.0 percent) at June 30, 2026, compared with December 31, 2025, primarily due to increased commercial mortgage originations.

6	U.S. Bancorp

Other retail loans increased $1.6 billion (3.9 percent) at June 30, 2026, compared with December 31, 2025, primarily due to higher revolving credit balances and retail leasing balances.
Residential mortgages held in the loan portfolio increased $1.4 billion (1.2 percent) at June 30, 2026, compared with December 31, 2025, driven by originations. Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
Credit card loans increased $1.0 billion (2.8 percent) at June 30, 2026, compared with December 31, 2025, primarily due to higher sales volumes.
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
Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $3.0 billion at June 30, 2026, compared with $2.5 billion at December 31, 2025. The increase was driven primarily by the timing of residential mortgage loan sales in the second quarter of 2026. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government sponsored enterprises (“GSEs”).
Investment Securities Investment securities totaled $163.2 billion at June 30, 2026, compared with $167.0 billion at December 31, 2025. The $3.8 billion (2.3 percent) decrease was primarily due to net investment securities sales and maturities.
The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At both June 30, 2026 and December 31, 2025, the Company’s net unrealized losses on available-for-sale investment securities were $4.4 billion ($3.3 billion net-of-tax). Gross unrealized losses on available-for-sale investment securities totaled $4.7 billion at June 30, 2026 and December 31, 2025. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of the underlying collateral, the existence of any government or agency guarantees, and market conditions. At June 30, 2026, the Company had no plans to sell securities with unrealized losses, and believed it was more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 4 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.
Deposits Total deposits were $532.1 billion at June 30, 2026, compared with $522.2 billion at December 31, 2025. The $9.9 billion (1.9 percent) increase in total deposits was driven by increases in savings account balances, interest checking balances and noninterest-bearing deposits, partially offset by decreases in time deposits and money market deposits. Savings account balances increased $10.0 billion (15.2 percent), driven by higher Consumer and Business Banking balances. Interest checking balances increased $3.8 billion (2.9 percent), primarily due to higher Wealth, Corporate, Commercial and Institutional Banking balances. Noninterest-bearing deposits increased $1.7 billion (2.0 percent) at June 30, 2026, compared with December 31, 2025, primarily driven by an increase in Wealth, Corporate, Commercial, and Institutional Banking balances. Money market deposit balances decreased $4.1 billion (2.2 percent), primarily due to lower Consumer and Business Banking balances. Time deposits decreased $1.5 billion (3.2 percent) at June 30, 2026, compared with December 31, 2025, driven by lower Consumer and Business Banking balances and lower Treasury and Corporate Support balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $37.3 billion at June 30, 2026, compared with $17.2 billion at December 31, 2025. The $20.2 billion increase in short-term borrowings was primarily due to higher short-term Federal Home Loan Bank (“FHLB”) balances. Long-term debt was $58.7 billion at June 30, 2026, compared with $60.8 billion at December 31, 2025. The $2.1 billion (3.4 percent) decrease was primarily due to an $8.0 billion decrease in FHLB advances and $1.2 billion of subordinated note maturities, partially offset by $2.8 billion of medium-term note, $2.1 billion of bank note, $1.3 billion of subordinated note and $1.2 billion of credit-linked bank note issuances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

U.S. Bancorp	7

TABLE 4	Investment Securities

	June 30, 2026				December 31, 2025
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies	$649	$643	0.8	3.00%	$648	$644	1.3	3.00%
Mortgage-backed securities(a)	73,155	63,696	8.1	2.35	75,235	66,146	8.0	2.34
Other	281	283	1.0	2.65	287	289	1.5	2.63
Total held-to-maturity	$74,085	$64,622	8.1	2.35%	$76,170	$67,079	7.9	2.34%
Available-for-Sale
U.S. Treasury and agencies	$30,120	$28,755	4.0	3.11%	$30,098	$28,770	4.0	2.61%
Mortgage-backed securities(a)	49,573	47,296	6.3	4.00	47,776	45,759	5.8	3.91
Asset-backed securities(a)	5,530	5,535	4.2	4.86	6,512	6,527	4.2	4.94
Obligations of state and political subdivisions(b)(c)	8,166	7,361	10.3	3.62	10,387	9,514	9.7	3.66
Other	137	138	1.6	4.58	265	268	1.3	4.63
Total available-for-sale(d)	$93,526	$89,085	5.8	3.73%	$95,038	$90,838	5.5	3.55%
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
(d)Amortized cost excludes portfolio level basis adjustments of $3 million at June 30, 2026 and $185 million at December 31, 2025.
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
Corporate Risk Profile
Overview Managing risks is an essential part of successfully operating a financial services company. The Company’s Board of Directors has approved a risk management framework that establishes governance and risk management requirements for all risk-taking activities. This framework includes Company risk appetite statements that set boundaries for the types and amount of risk that may be undertaken in pursuing business objectives and initiatives. The Board of Directors, primarily through its Risk Management Committee, oversees performance relative to the risk management framework, risk appetite statements, and other policy requirements.
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
The Company’s most prominent risk exposures are credit, interest rate, market, liquidity, operational, compliance, strategic, and reputation. Credit risk is the risk of loss associated with a change in the credit profile or the failure of a borrower or counterparty to meet its contractual obligations. Interest rate risk is the current or prospective risk to earnings and capital arising from the impact of changes in interest rates. Market risk is the risk associated with fluctuations in interest rates, foreign exchange rates, commodities and credit spreads that may result in changes in the values of financial instruments, such as trading securities, mortgage loans held for sale (“MLHFS”) and mortgage servicing rights (“MSRs”). Liquidity risk is the risk that financial condition or overall safety and soundness is adversely affected by the Company’s inability, or perceived inability, to meet its cash flow obligations in a timely and complete manner in either normal or stressed conditions. Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, people (including human errors or misconduct), or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business. Compliance risk is the risk that the Company may suffer legal or regulatory sanctions, financial losses, and damage to its brand if it fails to adhere to compliance requirements and the Company’s compliance policies. Strategic risk is the risk to current or projected financial condition and resilience arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. Reputation risk is the risk to current or projected financial condition and resilience arising from actions, decisions, or events that diminish the trust and confidence of key stakeholders. In addition to the risks identified above, other risk factors exist that may impact the Company. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a detailed discussion of these factors.
The Company’s Board and management-level governance committees are supported by a “three lines of defense” model

8	U.S. Bancorp

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
In addition, credit quality ratings, as defined by the Company, are an important part of the Company’s overall credit risk management and evaluation of its allowance for credit losses. Loans with a pass rating represent those loans not classified on the Company’s rating scale for problem credits, as minimal credit risk has been identified. Loans with a special mention or classified rating encompass all loans held by the Company that it considers having a potential or well-defined weakness that may put full collection of contractual cash flows at risk. These are defined by individually graded credit quality ratings for larger corporate loans or scored- based credit quality ratings in consumer lending and small business loans. Scored-based loans classified as problem loans are typically 90 days or more past due and still accruing, nonaccrual loans or loans in a junior lien position that are current but are behind a first lien position on nonaccrual. Refer to Note 5 in the Notes to Consolidated Financial Statements for further discussion of the Company’s loan portfolios including internal credit quality ratings. In addition, refer to “Management’s Discussion and Analysis — Credit Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a more detailed discussion on credit risk management processes.
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
The commercial lending segment includes loans and leases made to small business, middle market, large corporate, commercial real estate, financial institution, non-profit and public sector customers. Key risk characteristics relevant to commercial lending segment loans include the industry and geography of the borrower’s business, purpose of the loan, repayment source, borrower’s debt capacity and financial flexibility, loan covenants, and nature of pledged collateral, if any, as well as macroeconomic factors such as unemployment rates, corporate bond spreads, commercial property prices and long-term interest rates. These risk characteristics, among others, are considered in determining estimates about the likelihood of default by the borrowers and the severity of loss in the event of default. The Company considers these risk characteristics in assigning internal risk ratings to, or forecasting losses on, these loans, which are factors in determining the allowance for credit losses for loans in the commercial lending segment.
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

U.S. Bancorp	9

rates, asset and property prices, household debt levels, real disposable income, the effect of higher interest rates on variable rate or adjustable rate loans, and in some cases, updated loan-to-value (“LTV”) information reflecting current market conditions on secured loans. These and other risk characteristics are reflected in forecasts of losses which are factors in determining the allowance for credit losses for the consumer lending segment.
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
The Company estimates updated LTV information on its outstanding residential mortgages quarterly, based on a method that combines automated valuation model updates and relevant home price indices. LTV is the ratio of the loan’s outstanding principal balance to the current estimate of property value. For home equity and second mortgages, combined loan-to-value (“CLTV”) is the combination of the first mortgage original principal balance and the second lien outstanding principal balance, relative to the current estimate of property value. Certain loans do not have an LTV or CLTV, primarily due to lack of available relevant automated valuation model and/or home price indices values, or lack of necessary valuation data on acquired loans.
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at June 30, 2026:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$12,129	$91,628	$103,757	88.5%
Over 80% through 90%	167	4,126	4,293	3.7
Over 90% through 100%	15	823	838.7
Over 100%	4	382	386.3
No LTV available	—	6	6	—
Loans purchased from GNMA mortgage pools(a)	—	8,031	8,031	6.8
Total	$12,315	$104,996	$117,311	100.0%
(a)Represents loans purchased and loans that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$10,627	$2,811	$13,438	95.1%
Over 80% through 90%	457	116	573	4.0
Over 90% through 100%	60	19	79.6
Over 100%	21	6	27.2
No LTV/CLTV available	14	—	14.1
Total	$11,179	$2,952	$14,131	100.0%
Credit card and other retail loans are diversified across customer segments and geographies. Diversification in the credit card portfolio is achieved with broad customer relationship distribution through the Company’s and financial institution partners’ branches, retail and affinity partners, and digital channels.
The following table provides a summary of the Company’s consumer credit card loan balances disaggregated based upon updated credit score at June 30, 2026:

Percent of Total(a)
Credit score > 660	87%
Credit score < 660	13
No credit score	—
(a)Credit score distribution excludes loans serviced by others.

10	U.S. Bancorp

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
Accruing loans 90 days or more past due totaled $735 million at June 30, 2026, compared with $853 million at
December 31, 2025. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.18 percent at June 30, 2026, compared with 0.22 percent at December 31, 2025.

TABLE 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due	June 30, 2026	December 31, 2025
Commercial
Commercial	.01%	.01%
Lease financing	—	—
Total commercial	.01	.01
Commercial Real Estate
Commercial mortgages	—	—
Construction and development	.05	.13
Total commercial real estate	.01	.03
Residential Mortgages(a)	.20	.25
Credit Card	1.13	1.27
Other Retail
Retail leasing	.05	.06
Home equity and second mortgages	.13	.18
Other	.09	.11
Total other retail	.10	.13
Total loans	.18%	.22%

90 days or more past due and nonperforming loans	June 30, 2026	December 31, 2025
Commercial	.26%	.50%
Commercial real estate	1.09	1.09
Residential mortgages(a)	.35	.38
Credit card	1.13	1.27
Other retail	.48	.53
Total loans	.50%	.61%
(a)Delinquent loan ratios exclude $3.9 billion at June 30, 2026, and $3.5 billion at December 31, 2025, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due and nonperforming to total residential mortgages was 3.71 percent at June 30, 2026, and 3.37 percent at December 31, 2025.

U.S. Bancorp	11

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Residential Mortgages(a)
30-89 days	$180	$214.15%		.18%
90 days or more	236	285.20		.25
Nonperforming	171	151.15		.13
Total	$587	$650.50%		.56%
Credit Card
30-89 days	$459	$511	1.17%	1.34%
90 days or more	441	483	1.13	1.27
Nonperforming	—	—	—	—
Total	$900	$994	2.30%	2.61%
Other Retail
Retail Leasing
30-89 days	$20	$20.49%		.57%
90 days or more	2	2.05		.06
Nonperforming	7	7.17		.20
Total	$29	$29.71%		.82%
Home Equity and Second Mortgages
30-89 days	$43	$57.30%		.41%
90 days or more	18	25.13		.18
Nonperforming	138	136.98		.97
Total	$199	$218	1.41%	1.55%
Other(b)
30-89 days	$100	$110.42%		.48%
90 days or more	21	25.09		.11
Nonperforming	17	18.07		.08
Total	$138	$153.58%		.67%
(a)Excludes $374 million of loans 30-89 days past due and $3.9 billion of loans 90 days or more past due at June 30, 2026, purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that continue to accrue interest, compared with $606 million and $3.5 billion at December 31, 2025, respectively.
(b)Includes revolving credit, installment and automobile loans.
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

12	U.S. Bancorp

TABLE 6	Nonperforming Assets(a)

(Dollars in Millions)	June 30, 2026	December 31, 2025
Commercial
Commercial	$377	$695
Lease financing	25	22
Total commercial	402	717
Commercial Real Estate
Commercial mortgages	538	504
Construction and development	30	14
Total commercial real estate	568	518
Residential Mortgages(b)	171	151
Credit Card	—	—
Other Retail
Retail leasing	7	7
Home equity and second mortgages	138	136
Other	17	18
Total other retail	162	161
Total nonperforming loans(1)	1,303	1,547
Other Real Estate(c)	24	24
Other Assets	19	19
Total nonperforming assets	$1,346	$1,590
Accruing loans 90 days or more past due(b)	$735	$853
Period-end loans(2)	$410,300	$391,335
Nonperforming loans to total loans(1)/(2)	.32%	.40%
Nonperforming assets to total loans plus other real estate(c)	.33%	.41%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2025	$1,235	$355	$1,590
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	238	111	349
Advances on loans	25	1	26
Total additions	263	112	375
Reductions in nonperforming assets
Paydowns, payoffs	(151)	(34)	(185)
Net sales	(93)	(14)	(107)
Return to performing status	(10)	(30)	(40)
Charge-offs(d)	(274)	(13)	(287)
Total reductions	(528)	(91)	(619)
Net additions to (reductions in) nonperforming assets	(265)	21	(244)
Balance June 30, 2026	$970	$376	$1,346
(a)Throughout this report, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)Excludes $3.9 billion at June 30, 2026, and $3.5 billion at December 31, 2025, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(c)Foreclosed GNMA loans of $81 million at June 30, 2026, and $65 million at December 31, 2025, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(d)Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	13

TABLE 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended June 30
	2026			2025
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$152,925	$91.24%		$133,755	$59.18%
Lease financing	4,459	5.45		4,211	6.57
Total commercial	157,384	96.24		137,966	65.19
Commercial Real Estate
Commercial mortgages	41,840	13.12		38,194	57.60
Construction and development	9,417	—	—	10,272	—	—
Total commercial real estate	51,257	13.10		48,466	57.47
Residential Mortgages	117,196	—	—	115,616	(1)	—
Credit Card	38,403	367	3.83	35,439	380	4.30
Other Retail
Retail leasing	3,746	14	1.50	3,869	10	1.04
Home equity and second mortgages	14,055	—	—	13,678	—	—
Other	23,440	46.79		23,495	43.73
Total other retail	41,241	60.58		41,042	53.52
Total loans	$405,481	$536.53%		$378,529	$554.59%

	Six Months Ended June 30
	2026			2025
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$149,181	$208.28%		$132,013	$156.24%
Lease financing	4,448	9.41		4,206	10.48
Total commercial	153,629	217.28		136,219	166.25
Commercial Real Estate
Commercial mortgages	40,909	15.07		38,408	52.27
Construction and development	9,429	(10)	(.21)	10,269	1.02
Total commercial real estate	50,338	5.02		48,677	53.22
Residential Mortgages	116,944	(1)	—	117,221	(1)	—
Credit Card	37,875	732	3.90	35,262	767	4.39
Other Retail
Retail leasing	3,636	32	1.77	3,929	23	1.18
Home equity and second mortgages	14,014	1.01		13,610	(1)	(.01)
Other	23,117	96.84		23,859	94.79
Total other retail	40,767	129.64		41,398	116.57
Total loans	$399,553	$1,082.55%		$378,777	$1,101.59%

14	U.S. Bancorp

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
At June 30, 2026, total nonperforming assets were $1.3 billion, compared to $1.6 billion at December 31, 2025. The $244 million (15.3 percent) decrease in nonperforming assets was primarily due to lower nonperforming commercial loans. The ratio of total nonperforming assets to total loans and other real estate was 0.33 percent at June 30, 2026, compared with 0.41 percent at December 31, 2025.
OREO was $24 million at both June 30, 2026 and December 31, 2025, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
Analysis of Loan Net Charge-offs Total loan net charge-offs were $536 million for the second quarter and $1.1 billion for the first six months of 2026, compared with $554 million and $1.1 billion, respectively, for the same periods of 2025. The decreases in net charge-offs reflected lower commercial real estate loan and credit card loan net charge-offs, partially offset by higher commercial loan net charge-offs. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the second quarter and first six months of 2026 was 0.53 percent and 0.55 percent, respectively, compared with 0.59 percent for both the second quarter and first six months of 2025.
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
When a loan portfolio is purchased, the acquired loans are divided into those considered purchased with more than insignificant credit deterioration (“PCD”) and those not considered PCD. An allowance is established for each population and considers product mix, risk characteristics of the portfolio, delinquency status and refreshed LTV ratios when possible. Considerations for PCD loans include whether the loan has experienced a charge-off, bankruptcy or significant deterioration since origination. The allowance established for purchased loans not considered PCD is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in

U.S. Bancorp	15

the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company had a total net book balance of $1.4 billion of loans assigned a PCD status, primarily related to the MUFG Union Bank, N.A. acquisition, included in its loan portfolio at June 30, 2026.
The Company’s methodology for determining the appropriate allowance for credit losses also considers the imprecision inherent in the methodologies used and allocated to the various loan portfolios. As a result, amounts determined under the methodologies described above are adjusted by management to consider the potential impact of other qualitative factors not captured in quantitative model adjustments which include, but are not limited to, the following: model imprecision, imprecision in economic scenario assumptions, and emerging risks related to either changes in the economic environment that are affecting specific portfolios, or changes in portfolio composition over time that may affect model performance. The consideration of these factors results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each loan portfolio.
Although the Company determined the amount of each element of the allowance separately and considers this process to be an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses can vary significantly from the estimated amounts.
The allowance for credit losses was $8.0 billion at June 30, 2026, compared with $7.9 billion at December 31, 2025. The $32 million (0.4 percent) increase was primarily driven by loan portfolio growth, partially offset by improved credit quality. The Company continued to monitor economic uncertainty related to interest rates, inflationary pressures, including those related to evolving geopolitical events, as well as other economic factors that may affect the financial strength of corporate and consumer borrowers. In addition to these broad economic factors, the Company considered various factors for determining its expected loss estimates, including customer specific information impacting changes in risk ratings, projected delinquencies and the impact of economic deterioration on selected borrowers’ liquidity and ability to repay.
The ratio of the allowance for credit losses to period-end loans was 1.94 percent at June 30, 2026, compared with 2.03 percent at December 31, 2025. The ratio of the allowance for credit losses to nonperforming loans was 612 percent at June 30, 2026, compared with 514 percent at December 31, 2025. The ratio of the allowance for credit losses to annualized loan net charge-offs was 371 percent at June 30, 2026, compared with 367 percent of full year 2025 net charge-offs at December 31, 2025.
The allowance for credit losses related to commercial lending segment loans decreased $72 million during the first six months of 2026, reflecting improved credit quality, partially offset by commercial loan growth.
The allowance for credit losses related to consumer lending segment loans increased $104 million during the first six months of 2026, primarily driven by loan portfolio growth, partially offset by credit quality improvement.
Economic forecasts considered in estimating the allowance for credit losses at June 30, 2026 included changes in projected gross domestic product and unemployment levels. These factors were evaluated through a combination of quantitative calculations using multiple economic scenarios and additional qualitative assessments that considered the degree of economic uncertainty in the current environment. The projected unemployment rates considered in the estimate ranged from 3.6 percent to 9.5 percent, with a peak weighted-average unemployment rate of 5.9 percent.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
United States unemployment rate for the three months ending(a)
June 30, 2026	4.5%	4.5%
December 31, 2026	4.6	4.4
June 30, 2027	4.5	4.4
United States real gross domestic product for the three months ending(b)
June 30, 2026	2.3%	1.8%
December 31, 2026	2.1	1.8
June 30, 2027	2.1	1.9
(a)Reflects quarterly average of forecasted reported United States unemployment rate.
(b)Reflects year-over-year growth rates.

16	U.S. Bancorp

TABLE 8	Summary of Allowance for Credit Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2026	2025	2026	2025
Balance at beginning of period	$7,977	$7,915	$7,947	$7,925
Charge-Offs
Commercial
Commercial	114	78	252	190
Lease financing	8	8	14	15
Total commercial	122	86	266	205
Commercial real estate
Commercial mortgages	20	74	23	98
Construction and development	—	—	1	1
Total commercial real estate	20	74	24	99
Residential mortgages	5	4	8	8
Credit card	446	442	885	896
Other retail
Retail leasing	17	13	39	30
Home equity and second mortgages	1	1	4	3
Other	65	63	133	132
Total other retail	83	77	176	165
Total charge-offs	676	683	1,359	1,373
Recoveries
Commercial
Commercial	23	19	44	34
Lease financing	3	2	5	5
Total commercial	26	21	49	39
Commercial real estate
Commercial mortgages	7	17	8	46
Construction and development	—	—	11	—
Total commercial real estate	7	17	19	46
Residential mortgages	5	5	9	9
Credit card	79	62	153	129
Other retail
Retail leasing	3	3	7	7
Home equity and second mortgages	1	1	3	4
Other	19	20	37	38
Total other retail	23	24	47	49
Total recoveries	140	129	277	272
Net Charge-Offs
Commercial
Commercial	91	59	208	156
Lease financing	5	6	9	10
Total commercial	96	65	217	166
Commercial real estate
Commercial mortgages	13	57	15	52
Construction and development	—	—	(10)	1
Total commercial real estate	13	57	5	53
Residential mortgages	—	(1)	(1)	(1)
Credit card	367	380	732	767
Other retail
Retail leasing	14	10	32	23
Home equity and second mortgages	—	—	1	(1)
Other	46	43	96	94
Total other retail	60	53	129	116
Total net charge-offs	536	554	1,082	1,101
Provision for credit losses	538	501	1,114	1,038
Balance at end of period	$7,979	$7,862	$7,979	$7,862
Components
Allowance for loan losses	$7,645	$7,537
Liability for unfunded credit commitments	334	325
Total allowance for credit losses(1)	$7,979	$7,862
Period-end loans(2)	$410,300	$380,243
Nonperforming loans(3)	1,303	1,637
Allowance for Credit Losses as a Percentage of
Period-end loans(1)/(2)	1.94%	2.07%
Nonperforming loans(1)/(3)	612	480
Nonperforming and accruing loans 90 days or more past due	392	302
Nonperforming assets	593	468
Annualized net charge-offs	371	354

U.S. Bancorp	17

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of June 30, 2026, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2025. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion on residual value risk management.
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

18	U.S. Bancorp

TABLE 9	Sensitivity of Net Interest Income

	June 30, 2026				December 31, 2025
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Immediate	Up 200 bps Immediate	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Immediate	Up 200 bps Immediate
Net interest income	.49%	—%	.79%	.29%	(.02)%	(.07)%	(1.83)%	.80%
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
Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, customer behavior, deposit pricing and funding decisions. The Company periodically assesses interest rate risk scenarios and behavioral assumptions, such as deposit rotation, pricing sensitivity and mortgage prepayment speeds, based on historical experience and projected through-the-cycle dynamics. From December 31, 2025 to June 30, 2026, changes in net interest income sensitivities reflect updates to the interest rate outlook, both the actual and projected balance sheet, and investment and hedging activities. As of June 30, 2026, the Company maintains a relatively neutral interest rate profile to a parallel 50 basis point shift in interest rates as asset repricing continues to align closely with liability repricing. Under more significant rate shock scenarios, certain assets and liabilities, particularly mortgage assets and deposit products, are expected to exhibit non-linear behavior, resulting in varying impacts to net interest income. In higher rate scenarios, the analysis anticipates deposit disintermediation and a mix shift into higher yielding products, along with reduced mortgage prepayments. Conversely, in lower rate scenarios, the analysis assumes that deposits will shift into lower yielding products, while mortgage paydowns accelerate. While the Company’s interest rate risk models incorporate historical data and expected customer behaviors, actual outcomes may differ significantly due to changes in macroeconomic conditions, competitive dynamics and customer preferences.
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

U.S. Bancorp	19

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
Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risk, commodities risk, and funding activities. For purposes of its internal capital adequacy assessment process, the Company considers risk arising from its trading activities, as well as the remeasurement volatility of foreign currency denominated balances included on its Consolidated Balance Sheet (collectively, “Covered Positions”), employing methodologies consistent with the requirements of regulatory rules for market risk. Effective June 1, 2026, upon completion of the acquisition of BTIG, the Company began measuring and monitoring market risk associated with BTIG’s trading activities as part of its ongoing market risk management framework. The Company expects to include BTIG’s trading activities in its Market Risk Rule regulatory capital calculations beginning in the third quarter of 2026. The Company’s Market Risk Committee (“MRC”), within the framework of the ALCO, oversees market risk management. The MRC monitors and reviews the Company’s Covered Positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company uses a VaR approach to measure general market risk. VaR represents the statistical risk of loss the Company has to adverse market movements over a one-day time horizon. The Company uses the Historical Simulation method to calculate VaR for its Covered Positions measured at the ninety-ninth percentile using a one-year look-back period for distributions derived from past market data. The market factors used in the calculations include those pertinent to market risks inherent in the underlying trading portfolios, principally those that affect the Company’s corporate bond trading business, foreign currency transaction business, client derivatives business, loan trading business, commodities business, equities business, and municipal securities business, as well as those inherent in the Company’s foreign denominated balances and the derivatives used to mitigate the related measurement volatility. On average, the Company expects the one-day VaR to be exceeded by actual losses two to three times per year related to these positions. The Company monitors the accuracy of internal VaR models and modeling processes by back-testing model performance, regularly updating the historical data used by the VaR models and regular model validations to assess the accuracy of the models’ input, processing, and reporting components. All models are required to be independently reviewed and approved prior to being placed in use. If the Company were to experience market losses in excess of the estimated VaR more often than expected, the VaR models and associated assumptions would be analyzed and adjusted. Beginning in the second quarter of 2026, the Company revised its presentation of Covered Position VaR to recognize diversification benefits across risk-type categories, whereas prior period presentations reflected the sum of component VaR amounts.
The average, high, low and period-end one-day VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended June 30 (Dollars in Millions)	2026				2025
	Period End	Average	High	Low	Period End	Average	High	Low
Credit	$1	$1	$2	$1	$2	$2	$3	$1
Foreign Exchange	1	—	1	—	1	1	1	1
Interest Rate	1	1	1	—	1	1	1	—
Commodity	1	2	4	1	—	—	—	—
Diversification Benefit(a)	(2)	(2)	n/a	n/a	(3)	(3)	n/a	n/a
Covered Position VaR	2	2	4	1	1	1	2	1
(a)Diversification benefit represents the difference between the covered position VaR and the sum of the four risk-type categories’ VaRs. By definition, VaR is not additive, and the diversification benefit is the result of the imperfect correlations between risk-type categories. High and low VaR for each component may have occurred on different trading days, and therefore, the diversification benefit is not meaningful.
The Company did not experience any backtesting losses for its combined Covered Positions that exceeded VaR during the three months ended June 30, 2026. During the three months ended June 30, 2025, the Company experienced two backtesting exceptions for its combined Covered Positions under the VaR methodology reflected in the table above. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
The Company calculates Stressed VaR using the same underlying methodology and model as VaR, except that a historical continuous one-year look-back period is utilized that reflects a period of significant financial stress appropriate to the Company’s Covered Positions. The period selected by the Company includes the significant market volatility of the last four months of 2008.
In addition to VaR, the Company manages market risk in its trading portfolios using factor sensitivities. Factor sensitivities measure the impact on the value of positions due to changes in individual market risk factors, including interest rates, credit spreads, equity prices, volatility, commodity prices, and foreign exchange rates. Risk factor sensitivities supplement VaR by providing insight into risk exposures by a factor that is not dependent on historical market movements.
Valuations of positions in client derivatives and foreign currency activities are based on discounted cash flow or other

20	U.S. Bancorp

valuation techniques using market-based assumptions. These valuations are compared to third-party quotes or other market prices to determine if there are significant variances. Significant variances are approved by senior management in the Company’s corporate functions. Valuation of positions in the corporate bond trading, loan trading, asset-backed securities and municipal securities businesses are based on trader estimates. These trader estimates are evaluated against third-party prices, with significant variances approved by senior management in the Company’s corporate functions.
The Company also measures the market risk of its hedging activities related to residential MLHFS and MSRs using the Historical Simulation method. The VaRs are measured at the ninety-ninth percentile and employ factors pertinent to the market risks inherent in the valuation of the assets and hedges. A one-year look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Three Months Ended June 30 (Dollars in Millions)	2026	2025
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$1	$1
High	1	2
Low	—	1
Mortgage Servicing Rights and Related Hedges
Average	$3	$2
High	5	5
Low	2	1
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
The following table summarizes the Company’s total available liquidity from cash, available investment securities and secured borrowing capacity:

(Dollars in Millions)	June 30, 2026	December 31, 2025
Cash held at the Federal Reserve Bank and other central banks	$58,467	$39,206
Available investment securities	50,367	56,366
Borrowing capacity from the Federal Reserve Bank and FHLB	192,854	205,120
Total available liquidity	$301,688	$300,692
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $532.1 billion at June 30, 2026, compared with $522.2 billion at December 31, 2025. Average total deposits for the second quarter of 2026 and second quarter of 2025 funded approximately 74 percent and 75 percent of the Company’s total assets for these same periods, respectively. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $58.7 billion at June 30, 2026, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $37.3 billion at June 30, 2026, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
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

U.S. Bancorp	21

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
At June 30, 2026, parent company long-term debt outstanding was $39.7 billion, compared with $37.1 billion at December 31, 2025. The increase was primarily due to $2.8 billion of medium-term note issuances. As of June 30, 2026, there was $1.4 billion of parent company debt scheduled to mature in the remainder of 2026. Future debt maturities may be met through medium-term note and capital security issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires large banking organizations to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. For the three months ended June 30, 2026 and December 31, 2025, the Company’s average daily LCR was 107.6 percent and 106.5 percent, respectively. The Company was compliant with this requirement for both of these periods.
The Company is also subject to a regulatory Net Stable Funding Ratio requirement which requires large banking organizations to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year time horizon. The Company was compliant with this requirement at June 30, 2026 and December 31, 2025.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion on liquidity risk management.
European Exposures The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for the three and six months ended June 30, 2026. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At June 30, 2026, the Company had an aggregate amount on deposit with European banks of approximately $8.4 billion, predominately with the Central Bank of Ireland and Bank of England.
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
The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at June 30, 2026 and December 31, 2025. The Company’s regulatory ratios exceeded regulatory “well-capitalized” requirements as of each date.
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

22	U.S. Bancorp

TABLE 10	Regulatory Capital Ratios

(Dollars in Millions)	June 30, 2026	December 31, 2025
Basel III standardized approach:
Common equity tier 1 capital	$53,575	$51,665
Tier 1 capital	60,802	58,917
Total risk-based capital	71,429	68,087
Risk-weighted assets	496,488	480,382

Common equity tier 1 capital as a percent of risk-weighted assets	10.8%	10.8%
Tier 1 capital as a percent of risk-weighted assets	12.2	12.3
Total risk-based capital as a percent of risk-weighted assets	14.4	14.2
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	8.9	8.7
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (supplementary leverage ratio)	7.2	7.1
Total U.S. Bancorp shareholders’ equity was $67.4 billion at June 30, 2026, compared with $65.2 billion at December 31, 2025. The increase was primarily the result of corporate earnings, partially offset by dividends paid. The increase in shareholders’ equity during the second quarter of 2026 also included the impact of common shares issued as consideration for the acquisition of BTIG.
The Company announced on September 12, 2024 that its Board of Directors authorized a share repurchase program to repurchase up to $5.0 billion of its common stock, effective September 13, 2024. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with regulatory requirements.
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company during the second quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
April	2,375,092	$56.60	2,375,092	$3,979
May	1,184,814	55.98	1,184,814	3,912
June	114	54.62	114	3,912
Total	3,560,020	$56.39	3,560,020	$3,912
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
Wealth, Corporate, Commercial and Institutional Banking Wealth, Corporate, Commercial and Institutional Banking provides core banking, specialized lending, transaction and payment processing, capital markets, asset management, and brokerage and investment related services to wealth, middle market, large corporate, commercial real estate, government and institutional clients, and also includes investments in tax-advantaged projects. Wealth, Corporate, Commercial and Institutional Banking contributed $1.5 billion of the Company’s net income in the second quarter and $3.0 billion in the first six months of 2026, or increases of $356 million (30.3 percent) and $588 million (24.5 percent), respectively, compared with the same periods of 2025.
Net revenue increased $551 million (17.1 percent) in the second quarter and $903 million (14.2 percent) in the first six months of 2026, compared with the same periods of 2025. Net interest income, on a taxable-equivalent basis, increased $213 million (12.4 percent) in the second quarter and $379 million (11.0 percent) in the first six months of 2026, compared with the same periods of 2025, primarily due to higher loan and deposit balances. Noninterest income increased $338 million (22.6 percent) in the second quarter and $524 million (18.0 percent) in the first six months of 2026, compared with the same periods of 2025, primarily due to higher capital markets revenue due to the contribution from the BTIG acquisition and favorable market conditions, and higher trust and investment management fees due to business growth and favorable market conditions.
Noninterest expense increased $125 million (8.5 percent) in the second quarter and $145 million (4.9 percent) in the first six months of 2026, compared with the same periods of 2025,

U.S. Bancorp	23

primarily due to the results of the BTIG acquisition and higher compensation and employee benefits expense. The provision for credit losses decreased $49 million (27.5 percent) in the second quarter and $26 million (11.8 percent) in the first six months of 2026, compared with the same periods of 2025, primarily due to improving credit quality.
Consumer and Business Banking Consumer and Business Banking comprises consumer banking, small business banking, debit cards and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, online services, direct mail, ATMs, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners. Consumer and Business Banking contributed $589 million of the Company’s net income in the second quarter and $1.2 billion in the first six months of 2026, or a decrease of $27 million (4.4 percent) and an increase of $5 million (0.4 percent), respectively, compared with the same periods of 2025.
Net revenue decreased $3 million (0.1 percent) in the second quarter and increased $21 million (0.5 percent) in the first six months of 2026, compared with the same periods of 2025. Net interest income, on a taxable-equivalent basis, decreased $5 million (0.3 percent) in the second quarter and increased $27 million (0.7 percent) in the first six months of 2026, compared with the same periods of 2025. The increase in net interest income in the first six months of 2026, compared with the first six months of 2025, was primarily due to higher deposit balances and favorable deposit mix, partially offset by lower loan balances and yields. Noninterest income increased $2 million (0.4 percent) in the second quarter and decreased $6 million (0.6 percent) in the first six months of 2026, compared with the same periods of 2025.
Noninterest expense decreased $7 million (0.5 percent) in the second quarter and $35 million (1.2 percent) in the first six months of 2026, compared with the same periods of 2025, primarily due to lower compensation and benefits expense and lower other intangibles expense. The provision for credit losses increased $41 million in the second quarter and $51 million (51.5 percent) in the first six months of 2026, compared with the same periods of 2025, primarily due to higher net charge-offs and the impact of loan sales completed in the prior year.
Payment Services Payment Services includes consumer and business credit cards, stored-value cards, corporate, government and purchasing card services and merchant processing. Payment Services contributed $225 million of the Company’s net income in the second quarter and $497 million in the first six months of 2026, or a decrease of $10 million (4.3 percent) and an increase of $3 million (0.6 percent), respectively, compared with the same periods of 2025.
Net revenue increased $98 million (5.7 percent) in the second quarter and $163 million (4.8 percent) in the first six months of 2026, compared with the same periods of 2025. Net interest income, on a taxable-equivalent basis, increased $44 million (6.0 percent) in the second quarter and $96 million (6.5 percent) in the first six months of 2026, compared with the same periods of 2025, primarily due to higher average loan balances. Noninterest income increased $54 million (5.5 percent) in the second quarter and $67 million (3.5 percent) in the first six months of 2026, compared with the same periods of 2025, driven by higher card revenue, corporate payment and treasury management revenue, and merchant processing services.
Noninterest expense increased $111 million (10.9 percent) in the second quarter and $128 million (6.4 percent) in the first six months of 2026, compared with the same periods of 2025, primarily due to higher compensation and employee benefits expense and higher marketing and business development expense, partially offset by lower net shared services expense. The provision for credit losses increased $1 million (0.3 percent) in the second quarter and $31 million (4.4 percent) in the first six months of 2026, compared with the same periods of 2025. The increase in the provision for credit losses in the first six months of 2026 was primarily due to loan growth, partially offset by lower net charge-offs.
Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business segments, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net losses of $167 million in the second quarter and $519 million in the first six months of 2026, compared with net losses of $210 million and $521 million, respectively, in the same periods of 2025.
Net revenue increased $62 million (20.3 percent) in the second quarter and decreased $49 million (11.6 percent) in the first six months of 2026, compared with the same periods of 2025. Net interest income, on a taxable-equivalent basis, increased $55 million (25.6 percent) in the second quarter, compared with the second quarter of 2025, due to improved earning asset mix, lower funding costs and benefits from fixed asset repricing, partially offset by lower cash balances. Net interest income, on a taxable-equivalent basis, decreased $26 million (8.4 percent) in the first six months of 2026, compared with the first six months of 2025, primarily due to lower earning assets, partially offset by lower funding costs and benefits from fixed asset repricing. Noninterest income increased $7 million (7.7 percent) in the second quarter of 2026, compared with the second quarter of 2025. Noninterest income decreased $23 million (20.5 percent) in the first six months of 2026, compared with the first six months of 2025, primarily due to losses from repositioning a portion of the investment securities portfolio.
Noninterest expense increased $18 million (10.5 percent) in the second quarter and $42 million (9.5 percent) in the first six months of 2026, compared with the same periods of 2025, primarily due to higher technology and communications expense and higher marketing and business development expense, partially offset by lower compensation and employee benefits expense. The provision for credit losses increased $44 million (44.9 percent) in the second quarter and $20 million in the first six months of 2026, compared with the same periods of 2025, primarily due to loan growth.
Income taxes are assessed to each business segment at a managerial tax rate of 25.0 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

24	U.S. Bancorp

TABLE 11	Business Segment Financial Performance

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Three Months Ended June 30 (Dollars in Millions)	2026	2025	Percent Change	2026	2025	Percent Change	2026	2025	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,937	$1,724	12.4%	$1,836	$1,841	(.3)%	$774	$730	6.0%
Noninterest income	1,834	1,496	22.6	537	535.4		1,038	984	5.5
Total net revenue	3,771	3,220	17.1	2,373	2,376	(.1)	1,812	1,714	5.7
Noninterest expense	1,602	1,477	8.5	1,510	1,517	(.5)	1,127	1,016	10.9
Income (loss) before provision and income taxes	2,169	1,743	24.4	863	859.5		685	698	(1.9)
Provision for credit losses	129	178	(27.5)	78	37	*	385	384.3
Income (loss) before income taxes	2,040	1,565	30.4	785	822	(4.5)	300	314	(4.5)
Income taxes and taxable-equivalent adjustment	510	391	30.4	196	206	(4.9)	75	79	(5.1)
Net income (loss)	1,530	1,174	30.3	589	616	(4.4)	225	235	(4.3)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$1,530	$1,174	30.3	$589	$616	(4.4)	$225	$235	(4.3)
Average Balance Sheet
Loans	$213,957	$185,545	15.3	$144,008	$149,500	(3.7)	$45,947	$42,224	8.8
Goodwill	5,028	4,826	4.2	4,326	4,326	—	3,479	3,425	1.6
Other intangible assets	645	817	(21.1)	3,910	4,277	(8.6)	241	258	(6.6)
Assets	268,412	234,434	14.5	157,112	165,129	(4.9)	51,171	47,840	7.0
Noninterest-bearing deposits	57,877	55,230	4.8	18,632	19,732	(5.6)	2,390	2,439	(2.0)
Interest-bearing deposits	227,688	213,621	6.6	206,430	200,548	2.9	93	95	(2.1)
Total deposits	285,565	268,851	6.2	225,062	220,280	2.2	2,483	2,534	(2.0)
Total U.S. Bancorp shareholders’ equity	25,064	23,700	5.8	12,865	13,563	(5.1)	10,692	10,234	4.5

	Treasury and Corporate Support			Consolidated Company
Three Months Ended June 30 (Dollars in Millions)	2026	2025	Percent Change	2026	2025	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(160)	$(215)	25.6%	$4,387	$4,080	7.5%
Noninterest income	(84)	(91)	7.7	3,325	2,924	13.7
Total net revenue	(244)	(306)	20.3	7,712	7,004	10.1
Noninterest expense	189	171	10.5	4,428	4,181	5.9
Income (loss) before provision and income taxes	(433)	(477)	9.2	3,284	2,823	16.3
Provision for credit losses	(54)	(98)	44.9	538	501	7.4
Income (loss) before income taxes	(379)	(379)	—	2,746	2,322	18.3
Income taxes and taxable-equivalent adjustment	(218)	(175)	(24.6)	563	501	12.4
Net income (loss)	(161)	(204)	21.1	2,183	1,821	19.9
Net (income) loss attributable to noncontrolling interests	(6)	(6)	—	(6)	(6)	—
Net income (loss) attributable to U.S. Bancorp	$(167)	$(210)	20.5	$2,177	$1,815	19.9
Average Balance Sheet
Loans	$1,569	$1,260	24.5	$405,481	$378,529	7.1
Goodwill	—	—	—	12,833	12,577	2.0
Other intangible assets	6	8	(25.0)	4,802	5,360	(10.4)
Assets	218,015	225,938	(3.5)	694,710	673,341	3.2
Noninterest-bearing deposits	1,712	1,716	(.2)	80,611	79,117	1.9
Interest-bearing deposits	258	9,509	(97.3)	434,469	423,773	2.5
Total deposits	1,970	11,225	(82.4)	515,080	502,890	2.4
Total U.S. Bancorp shareholders’ equity	18,244	13,402	36.1	66,865	60,899	9.8
*Not meaningful

U.S. Bancorp	25

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Six Months Ended June 30 (Dollars in Millions)	2026	2025	Percent Change	2026	2025	Percent Change	2026	2025	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$3,811	$3,432	11.0%	$3,635	$3,608.7%		$1,568	$1,472	6.5%
Noninterest income	3,442	2,918	18.0	1,052	1,058	(.6)	1,963	1,896	3.5
Total net revenue	7,253	6,350	14.2	4,687	4,666.5		3,531	3,368	4.8
Noninterest expense	3,079	2,934	4.9	2,992	3,027	(1.2)	2,136	2,008	6.4
Income (loss) before provision and income taxes	4,174	3,416	22.2	1,695	1,639	3.4	1,395	1,360	2.6
Provision for credit losses	194	220	(11.8)	150	99	51.5	732	701	4.4
Income (loss) before income taxes	3,980	3,196	24.5	1,545	1,540.3		663	659.6
Income taxes and taxable-equivalent adjustment	995	799	24.5	386	386	—	166	165.6
Net income (loss)	2,985	2,397	24.5	1,159	1,154.4		497	494.6
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$2,985	$2,397	24.5	$1,159	$1,154.4		$497	$494.6
Average Balance Sheet
Loans	$208,980	$183,872	13.7	$144,100	$151,702	(5.0)	$44,980	$41,917	7.3
Goodwill	4,928	4,825	2.1	4,326	4,326	—	3,480	3,409	2.1
Other intangible assets	663	840	(21.1)	3,912	4,322	(9.5)	240	254	(5.5)
Assets	262,350	232,532	12.8	157,044	165,877	(5.3)	50,096	47,338	5.8
Noninterest-bearing deposits	57,837	55,581	4.1	18,507	19,502	(5.1)	2,407	2,527	(4.7)
Interest-bearing deposits	228,924	216,457	5.8	205,082	199,628	2.7	93	95	(2.1)
Total deposits	286,761	272,038	5.4	223,589	219,130	2.0	2,500	2,622	(4.7)
Total U.S. Bancorp shareholders’ equity	24,636	23,604	4.4	12,986	13,637	(4.8)	10,644	10,232	4.0

	Treasury and Corporate Support			Consolidated Company
Six Months Ended June 30 (Dollars in Millions)	2026	2025	Percent Change	2026	2025	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(336)	$(310)	(8.4)%	$8,678	$8,202	5.8%
Noninterest income	(135)	(112)	(20.5)	6,322	5,760	9.8
Total net revenue	(471)	(422)	(11.6)	15,000	13,962	7.4
Noninterest expense	486	444	9.5	8,693	8,413	3.3
Income (loss) before provision and income taxes	(957)	(866)	(10.5)	6,307	5,549	13.7
Provision for credit losses	38	18	*	1,114	1,038	7.3
Income (loss) before income taxes	(995)	(884)	(12.6)	5,193	4,511	15.1
Income taxes and taxable-equivalent adjustment	(487)	(376)	(29.5)	1,060	974	8.8
Net income (loss)	(508)	(508)	—	4,133	3,537	16.9
Net (income) loss attributable to noncontrolling interests	(11)	(13)	15.4	(11)	(13)	15.4
Net income (loss) attributable to U.S. Bancorp	$(519)	$(521)	.4	$4,122	$3,524	17.0
Average Balance Sheet
Loans	$1,493	$1,286	16.1	$399,553	$378,777	5.5
Goodwill	—	—	—	12,734	12,560	1.4
Other intangible assets	6	8	(25.0)	4,821	5,424	(11.1)
Assets	222,024	225,631	(1.6)	691,514	671,378	3.0
Noninterest-bearing deposits	1,869	1,795	4.1	80,620	79,405	1.5
Interest-bearing deposits	381	9,117	(95.8)	434,480	425,297	2.2
Total deposits	2,250	10,912	(79.4)	515,100	504,702	2.1
Total U.S. Bancorp shareholders’ equity	18,098	12,785	41.6	66,364	60,258	10.1
*Not meaningful

26	U.S. Bancorp

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
The following tables show the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	June 30, 2026	December 31, 2025
Total equity	$67,895	$65,651
Preferred stock	(6,808)	(6,808)
Noncontrolling interests	(463)	(458)
Common equity(1)	60,624	58,385
Goodwill (net of deferred tax liability)(a)	(12,193)	(11,603)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,624)	(1,507)
Tangible common equity(2)	46,807	45,275

Total assets(3)	725,918	692,345
Goodwill (net of deferred tax liability)(a)	(12,193)	(11,603)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,624)	(1,507)
Tangible assets(4)	712,101	679,235

Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company(5)	496,488	480,382
Ratios
Common equity to assets(1)/(3)	8.4%	8.4%
Tangible common equity to tangible assets(2)/(4)	6.6	6.7
Tangible common equity to risk-weighted assets(2)/(5)	9.4	9.4
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.

U.S. Bancorp	27

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2026	2025	2026	2025
Net interest income	$4,361	$4,051	$8,624	$8,143
Taxable-equivalent adjustment(a)	26	29	54	59
Net interest income, on a taxable-equivalent basis	4,387	4,080	8,678	8,202

Net interest income, on a taxable-equivalent basis (as calculated above)	4,387	4,080	8,678	8,202
Noninterest income	3,325	2,924	6,322	5,760
Less: Securities gains (losses), net	(49)	(57)	(84)	(57)
Total net revenue, excluding net securities gains (losses)(1)	7,761	7,061	15,084	14,019

Noninterest expense(2)	4,428	4,181	8,693	8,413

Efficiency ratio(2)/(1)	57.1%	59.2%	57.6%	60.0%
(a)Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2026	2025	2026	2025
Net income applicable to U.S. Bancorp common shareholders	$2,098	$1,733	$3,939	$3,336
Intangibles amortization (net-of-tax)	90	98	177	195
Net income applicable to U.S. Bancorp common shareholders, excluding intangibles amortization	2,188	1,831	4,116	3,531
Annualized net income applicable to U.S. Bancorp common shareholders, excluding intangibles amortization(1)	8,776	7,344	8,300	7,121

Average total equity	67,327	61,356	66,824	60,717
Average preferred stock	(6,808)	(6,808)	(6,808)	(6,808)
Average noncontrolling interests	(462)	(457)	(460)	(459)
Average goodwill (net of deferred tax liability)(a)	(11,796)	(11,544)	(11,699)	(11,528)
Average intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,409)	(1,734)	(1,442)	(1,770)
Average tangible common equity(2)	46,852	40,813	46,415	40,152
Return on tangible common equity(1)/(2)	18.7%	18.0%	17.9%	17.7%
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.

(Dollars in Millions, Except Per Share Data)	June 30, 2026	June 30, 2025
Common equity	$60,624	$54,630
Goodwill (net of deferred tax liability)(a)	(12,193)	(11,613)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,624)	(1,699)
Tangible common equity(1)	46,807	41,318
Common shares outstanding(2)	1,558	1,558
Tangible book value per common share(1)/(2)	$30.04	$26.52
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.

28	U.S. Bancorp

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
During the second quarter of 2026, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Bancorp	29

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions) (Unaudited)	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$66,491	$46,890
Investment securities
Held-to-maturity (fair value $64,622 and $67,079, respectively)	74,085	76,170
Available-for-sale ($265 and $294 pledged as collateral, respectively)(a)	89,085	90,838
Loans held for sale (including $2,645 and $2,353 of mortgage loans carried at fair value, respectively)	3,038	2,538
Loans
Commercial	159,655	148,161
Commercial real estate	52,348	48,920
Residential mortgages	117,311	115,885
Credit card	39,079	38,031
Other retail	41,907	40,338
Total loans	410,300	391,335
Less allowance for loan losses	(7,645)	(7,605)
Net loans	402,655	383,730
Premises and equipment	3,847	3,768
Goodwill	13,234	12,635
Other intangible assets	4,999	4,904
Other assets (including $2,714 and $2,585 of trading securities at fair value pledged as collateral, respectively)(a)	68,484	70,872
Total assets	$725,918	$692,345

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$85,791	$84,116
Interest-bearing (including $13 and $718 of time deposits carried at fair value, respectively)	446,275	438,100
Total deposits	532,066	522,216
Short-term borrowings	37,337	17,162
Long-term debt (including $1,904 and $1,414 of long-term debt carried at fair value, respectively)	58,671	60,764
Other liabilities	29,949	26,552
Total liabilities	658,023	626,694
Shareholders’ equity
Preferred stock	6,808	6,808
Common stock, $.01 par value per share, authorized: 4,000,000,000 shares; issued: 6/30/26 and 12/31/25—2,125,725,742 shares	21	21
Capital surplus	8,773	8,728
Retained earnings	83,241	80,906
Less cost of common stock in treasury: 6/30/26—567,916,191 shares; 12/31/25—570,328,105 shares	(24,300)	(24,283)
Accumulated other comprehensive income (loss)	(7,111)	(6,987)
Total U.S. Bancorp shareholders’ equity	67,432	65,193
Noncontrolling interests	463	458
Total equity	67,895	65,651
Total liabilities and equity	$725,918	$692,345
(a)Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Interest Income
Loans	$5,728	$5,548	$11,254	$11,081
Loans held for sale	43	59	78	87
Investment securities	1,344	1,355	2,647	2,663
Other interest income	483	642	1,026	1,289
Total interest income	7,598	7,604	15,005	15,120
Interest Expense
Deposits	2,330	2,541	4,614	5,052
Short-term borrowings	249	291	463	540
Long-term debt	658	721	1,304	1,385
Total interest expense	3,237	3,553	6,381	6,977
Net interest income	4,361	4,051	8,624	8,143
Provision for credit losses	538	501	1,114	1,038
Net interest income after provision for credit losses	3,823	3,550	7,510	7,105
Noninterest Income
Card revenue	435	413	826	787
Corporate payment and treasury management revenue	440	421	848	821
Merchant processing services	485	474	921	889
Trust and investment management fees	785	703	1,530	1,383
Lending and deposit-related fees	308	277	602	543
Capital markets revenue	512	315	889	607
Mortgage banking revenue	169	162	330	335
Investment products fees	102	90	199	177
Securities gains (losses), net	(49)	(57)	(84)	(57)
Other	138	126	261	275
Total noninterest income	3,325	2,924	6,322	5,760
Noninterest Expense
Compensation and employee benefits	2,685	2,600	5,313	5,237
Net occupancy and equipment	303	301	607	607
Professional services	112	109	204	207
Marketing and business development	216	161	433	343
Technology and communications	601	534	1,174	1,067
Other intangibles	114	124	224	247
Other	397	352	738	705
Total noninterest expense	4,428	4,181	8,693	8,413
Income before income taxes	2,720	2,293	5,139	4,452
Applicable income taxes	537	472	1,006	915
Net income	2,183	1,821	4,133	3,537
Net (income) loss attributable to noncontrolling interests	(6)	(6)	(11)	(13)
Net income attributable to U.S. Bancorp	$2,177	$1,815	$4,122	$3,524
Net income applicable to U.S. Bancorp common shareholders	$2,098	$1,733	$3,939	$3,336
Earnings per common share	$1.35	$1.11	$2.53	$2.14
Diluted earnings per common share	$1.35	$1.11	$2.53	$2.14
Average common shares outstanding	1,554	1,559	1,554	1,559
Average diluted common shares outstanding	1,555	1,559	1,555	1,560
See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net income	$2,183	$1,821	$4,133	$3,537
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	191	198	(143)	706
Changes in unrealized gains (losses) on derivative hedges	(225)	157	(389)	441
Changes in debit valuation adjustments	(15)	(5)	(9)	(3)
Foreign currency translation	4	(8)	9	(4)
Reclassification to earnings of realized (gains) losses	196	244	367	414
Income taxes related to other comprehensive income (loss)	(39)	(153)	41	(399)
Total other comprehensive income (loss)	112	433	(124)	1,155
Comprehensive income (loss)	2,295	2,254	4,009	4,692
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(6)	(11)	(13)
Comprehensive income (loss) attributable to U.S. Bancorp	$2,289	$2,248	$3,998	$4,679
See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance March 31, 2025	1,560	$6,808	$21	$8,678	$77,691	$(24,060)	$(9,042)	$60,096	$462	$60,558
Net income (loss)					1,815			1,815	6	1,821
Other comprehensive income (loss)							433	433		433
Preferred stock dividends(a)					(70)			(70)		(70)
Common stock dividends ($.50 per share)					(784)			(784)		(784)
Issuance of common and treasury stock				(19)		26		7		7
Purchase of treasury stock	(2)					(106)		(106)		(106)
Distributions to noncontrolling interests								—	(6)	(6)
Net other changes in noncontrolling interests								—	(4)	(4)
Stock option and restricted stock grants				47				47		47
Balance June 30, 2025	1,558	$6,808	$21	$8,706	$78,652	$(24,140)	$(8,609)	$61,438	$458	$61,896
Balance March 31, 2026	1,555	$6,808	$21	$8,623	$81,944	$(24,387)	$(7,223)	$65,786	$461	$66,247
Net income (loss)					2,177			2,177	6	2,183
Other comprehensive income (loss)							112	112		112
Preferred stock dividends(b)					(66)			(66)		(66)
Common stock dividends ($.52 per share)					(814)			(814)		(814)
Issuance of common and treasury stock	6			77		290		367		367
Purchase of treasury stock	(3)					(203)		(203)		(203)
Distributions to noncontrolling interests								—	(6)	(6)
Net other changes in noncontrolling interests								—	2	2
Stock option and restricted stock grants				73				73		73
Balance June 30, 2026	1,558	$6,808	$21	$8,773	$83,241	$(24,300)	$(7,111)	$67,432	$463	$67,895
Balance December 31, 2024	1,560	$6,808	$21	$8,715	$76,863	$(24,065)	$(9,764)	$58,578	$462	$59,040
Net income (loss)					3,524			3,524	13	3,537
Other comprehensive income (loss)							1,155	1,155		1,155
Preferred stock dividends(c)					(165)			(165)		(165)
Common stock dividends ($1.00 per share)					(1,570)			(1,570)		(1,570)
Issuance of common and treasury stock	4			(168)		191		23		23
Purchase of treasury stock	(6)					(266)		(266)		(266)
Distributions to noncontrolling interests								—	(13)	(13)
Net other changes in noncontrolling interests								—	(4)	(4)
Stock option and restricted stock grants				159				159		159
Balance June 30, 2025	1,558	$6,808	$21	$8,706	$78,652	$(24,140)	$(8,609)	$61,438	$458	$61,896
Balance December 31, 2025	1,555	$6,808	$21	$8,728	$80,906	$(24,283)	$(6,987)	$65,193	$458	$65,651
Net income (loss)					4,122			4,122	11	4,133
Other comprehensive income (loss)							(124)	(124)		(124)
Preferred stock dividends(d)					(159)			(159)		(159)
Common stock dividends ($1.04 per share)					(1,628)			(1,628)		(1,628)
Issuance of common and treasury stock	11			(80)		463		383		383
Purchase of treasury stock	(8)					(480)		(480)		(480)
Distributions to noncontrolling interests								—	(11)	(11)
Net other changes in noncontrolling interests								—	5	5
Stock option and restricted stock grants				125				125		125
Balance June 30, 2026	1,558	$6,808	$21	$8,773	$83,241	$(24,300)	$(7,111)	$67,432	$463	$67,895
(a)Reflects dividends declared per share on the Company’s Series A, Series B, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,399.810, $323.411, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
(b)Reflects dividends declared per share on the Company’s Series A, Series B, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,252.441, $286.568, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
(c)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $2,795.708, $646.135, $662.50, $687.50, $468.75, $500.00, $462.50 and $562.50, respectively.
(d)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $2,490.891, $569.931, $662.50, $687.50, $468.75, $500.00, $462.50 and $562.50, respectively.
See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Six Months Ended June 30
	2026	2025
Operating Activities
Net income attributable to U.S. Bancorp	$4,122	$3,524
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,114	1,038
Depreciation and amortization of premises and equipment	189	185
Amortization of intangibles	224	247
(Gain) loss on sales of loans held for sale	(74)	(108)
(Gain) loss on sales of securities and other assets	70	15
Loans originated for sale, net of repayments	(11,316)	(9,847)
Proceeds from sales of loans held for sale	10,729	9,839
Other, net	1,102	(3,288)
Net cash provided by operating activities	6,160	1,605
Investing Activities
Proceeds from sales of available-for-sale investment securities	8,146	3,525
Proceeds from maturities of held-to-maturity investment securities	3,362	3,652
Proceeds from maturities of available-for-sale investment securities	5,474	2,860
Purchases of held-to-maturity investment securities	(1,059)	(2,620)
Purchases of available-for-sale investment securities	(12,216)	(9,478)
Net increase in loans outstanding	(19,309)	(7,168)
Proceeds from sales of loans	432	6,518
Purchases of loans	(856)	(696)
Net decrease in securities purchased under agreements to resell	6,673	922
Net cash paid for acquisitions	(246)	(35)
Other, net	(2,129)	(1,398)
Net cash used in investing activities	(11,728)	(3,918)
Financing Activities
Net increase (decrease) in deposits	10,013	(199)
Net increase (decrease) in short-term borrowings	19,948	(479)
Proceeds from issuance of long-term debt	7,386	9,327
Principal payments or redemption of long-term debt	(9,708)	(3,750)
Proceeds from issuance of common stock	19	22
Repurchase of common stock	(477)	(266)
Cash dividends paid on preferred stock	(160)	(168)
Cash dividends paid on common stock	(1,628)	(1,571)
Other, net	(25)	(47)
Net cash provided by financing activities	25,368	2,869
Effect of exchange rate changes on cash and due from banks	(199)	749
Change in cash and due from banks	19,601	1,305
Cash and due from banks at beginning of period	46,890	56,502
Cash and due from banks at end of period	$66,491	$57,807
See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1	Basis of Presentation
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
The Company has evaluated the impact of events that have occurred subsequent to June 30, 2026 through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements or related notes.

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
On June 1, 2026, the Company acquired BTIG for a purchase price consisting of approximately $395 million of cash and 6.6 million shares of the Company’s common stock paid on the closing date, with up to an additional $275 million of cash consideration to be paid over the next three years, subject to achievement of defined performance targets. BTIG is a global financial services firm specializing in institutional trading, investment banking, research and related brokerage services. The acquisition is expected to add fee revenue to the Company’s Wealth, Corporate, Commercial and Institutional Banking business segment by expanding its current product offerings.
The Company recorded approximately $1.5 billion of assets, including intangibles, and approximately $786 million of liabilities in connection with the transaction. Preliminary goodwill of $613 million recorded in connection with the transaction is primarily

U.S. Bancorp	35

attributable to the revenue and cost synergies expected to arise from the transaction and is not deductible for income tax purposes. The amounts of assets and liabilities, including goodwill, are subject to adjustment for a year after the closing date.

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
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	June 30, 2026				December 31, 2025
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Treasury and agencies	$649	$—	$(6)	$643	$648	$—	$(4)	$644
Mortgage-backed securities
Residential agency	71,561	38	(9,494)	62,105	73,591	72	(9,184)	64,479
Commercial agency	1,594	2	(5)	1,591	1,644	25	(2)	1,667
Other	281	2	—	283	287	2	—	289
Total held-to-maturity	$74,085	$42	$(9,505)	$64,622	$76,170	$99	$(9,190)	$67,079
Available-for-Sale
U.S. Treasury and agencies	$30,120	$23	$(1,388)	$28,755	$30,098	$32	$(1,360)	$28,770
Mortgage-backed securities
Residential agency	41,160	173	(1,466)	39,867	39,066	286	(1,342)	38,010
Commercial
Agency	8,406	—	(984)	7,422	8,703	—	(961)	7,742
Non-agency	7	—	—	7	7	—	—	7
Asset-backed securities	5,530	6	(1)	5,535	6,512	16	(1)	6,527
Obligations of state and political subdivisions	8,166	8	(813)	7,361	10,387	11	(884)	9,514
Other	137	1	—	138	265	3	—	268
Total available-for-sale, excluding portfolio level basis adjustments	93,526	211	(4,652)	89,085	95,038	348	(4,548)	90,838
Portfolio level basis adjustments(a)	3	—	(3)	—	185	—	(185)	—
Total available-for-sale	$93,529	$211	$(4,655)	$89,085	$95,223	$348	$(4,733)	$90,838
(a)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale investment securities, which are not allocated to individual securities in the portfolio. For additional information, refer to Note 12.
Investment securities with a fair value of $14.5 billion at June 30, 2026, and $17.2 billion at December 31, 2025, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $265 million at June 30, 2026, and $294 million at December 31, 2025.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2026	2025	2026	2025
Taxable	$1,276	$1,281	$2,508	$2,515
Non-taxable	68	74	139	148
Total interest income from investment securities	$1,344	$1,355	$2,647	$2,663

36	U.S. Bancorp

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2026	2025	2026	2025
Realized gains	$3	$1	$4	$8
Realized losses	(52)	(58)	(88)	(65)
Net realized gains (losses)	$(49)	$(57)	$(84)	$(57)
Income tax expense (benefit) on net realized gains (losses)	$(12)	$(14)	$(21)	$(14)
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at June 30, 2026 and December 31, 2025.
At June 30, 2026, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses excluding portfolio level basis adjustments and fair value of the Company’s available-for-sale investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at June 30, 2026:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$2,507	$(30)	$14,636	$(1,358)	$17,143	$(1,388)
Mortgage-backed securities
Residential agency	10,982	(105)	12,353	(1,361)	23,335	(1,466)
Commercial
Agency	—	—	7,423	(984)	7,423	(984)
Non-agency	—	—	7	—	7	—
Asset-backed securities	1,524	(1)	—	—	1,524	(1)
Obligations of state and political subdivisions	1,075	(10)	5,709	(803)	6,784	(813)
Total investment securities	$16,088	$(146)	$40,128	$(4,506)	$56,216	$(4,652)
These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At June 30, 2026, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the three and six months ended June 30, 2026 and 2025, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
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

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at June 30, 2026:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted-Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies
Maturing in one year or less	$649	$643	0.8	3.00%
Maturing after one year through five years	—	—	—	—
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$649	$643	0.8	3.00%
Mortgage-backed securities(a)
Maturing in one year or less	$144	$145	0.6	4.95%
Maturing after one year through five years	1,705	1,704	3.0	4.43
Maturing after five years through ten years	71,300	61,841	8.3	2.29
Maturing after ten years	6	6	17.7	5.91
Total	$73,155	$63,696	8.1	2.35%
Other
Maturing in one year or less	$145	$145	0.4	2.62%
Maturing after one year through five years	136	138	1.7	2.68
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$281	$283	1.0	2.65%
Total held-to-maturity(b)	$74,085	$64,622	8.1	2.35%
Available-for-Sale
U.S. Treasury and agencies
Maturing in one year or less	$10	$10	0.1	3.68%
Maturing after one year through five years	21,585	21,062	3.1	3.27
Maturing after five years through ten years	8,525	7,683	6.2	2.69
Maturing after ten years	—	—	—	—
Total	$30,120	$28,755	4.0	3.11%
Mortgage-backed securities(a)
Maturing in one year or less	$86	$86	0.2	2.13%
Maturing after one year through five years	10,354	9,420	4.0	1.95
Maturing after five years through ten years	39,050	37,710	6.9	4.54
Maturing after ten years	83	80	11.2	4.70
Total	$49,573	$47,296	6.3	4.00%
Asset-backed securities(a)
Maturing in one year or less	$1,120	$1,124	1.0	4.55%
Maturing after one year through five years	2,300	2,301	4.6	4.99
Maturing after five years through ten years	2,110	2,110	5.5	4.89
Maturing after ten years	—	—	—	—
Total	$5,530	$5,535	4.2	4.86%
Obligations of state and political subdivisions(c)(d)
Maturing in one year or less	$794	$793	0.5	4.69%
Maturing after one year through five years	783	776	2.7	4.16
Maturing after five years through ten years	1,396	1,307	7.6	3.47
Maturing after ten years	5,193	4,485	13.6	3.41
Total	$8,166	$7,361	10.3	3.62%
Other
Maturing in one year or less	$72	$72	0.4	4.62%
Maturing after one year through five years	65	66	2.8	4.53
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$137	$138	1.6	4.58%
Total available-for-sale(b)(f)	$93,526	$89,085	5.8	3.73%
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
(f)Amortized cost excludes portfolio level basis adjustments of $3 million.

38	U.S. Bancorp

NOTE 5	Loans and Allowance for Credit Losses
The composition of the loan portfolio, by class and underlying specific portfolio type, was as follows:

	June 30, 2026		December 31, 2025
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$155,160	37.8%	$143,725	36.7%
Lease financing	4,495	1.1	4,436	1.2
Total commercial	159,655	38.9	148,161	37.9
Commercial Real Estate
Commercial mortgages	42,700	10.4	39,476	10.1
Construction and development	9,648	2.4	9,444	2.4
Total commercial real estate	52,348	12.8	48,920	12.5
Residential Mortgages
Residential mortgages	112,630	27.5	110,788	28.3
Home equity loans, first liens	4,681	1.1	5,097	1.3
Total residential mortgages	117,311	28.6	115,885	29.6
Credit Card	39,079	9.5	38,031	9.7
Other Retail
Retail leasing	4,087	1.0	3,524.9
Home equity and second mortgages	14,131	3.4	14,025	3.6
Revolving credit	5,409	1.3	4,561	1.2
Installment	15,032	3.7	14,653	3.7
Automobile	3,248.8		3,575.9
Total other retail	41,907	10.2	40,338	10.3
Total loans	$410,300	100.0%	$391,335	100.0%
The Company had loans of $126.6 billion at June 30, 2026, and $127.8 billion at December 31, 2025, pledged at the FHLB, and loans of $94.6 billion at June 30, 2026, and $90.0 billion at December 31, 2025, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. Net unearned interest and deferred fees and costs on originated loans and unamortized premiums and discounts on purchased loans amounted to $1.9 billion and $2.0 billion at June 30, 2026 and December 31, 2025, respectively. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased credit deteriorated loans.
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

estate prices, gross domestic product levels, inflation, interest rates and corporate bond spreads, as well as loan and borrower characteristics, such as internal risk ratings on commercial loans and consumer credit scores, delinquency status, collateral type and available valuation information, consideration of end-of-term losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. For each loan portfolio, including those loans modified under various loan modification programs, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices, economic conditions or other factors that would affect the accuracy of the model. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off or expected recoveries on collateral dependent loans where recovery is expected through sale of the collateral at fair value less selling costs. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses. For loans and leases that do not share similar risk characteristics with a pool of loans, the Company establishes individually assessed reserves. Reserves for larger individual nonperforming loans in the commercial lending segment are analyzed utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans as appropriate. For smaller commercial loans collectively evaluated for impairment, historical loss experience is also incorporated into the allowance methodology applied to this category of loans.
The Company’s methodology for determining the appropriate allowance for credit losses also considers the imprecision inherent in the methodologies used and allocated to the various loan portfolios. As a result, amounts determined under the methodologies described above are adjusted by management to consider the potential impact of other qualitative factors not captured in the quantitative model adjustments which include, but are not limited to, the following: model imprecision, imprecision in economic scenario assumptions, and emerging risks related to either changes in the environment that are affecting specific portfolios, or changes in portfolio composition over time that may affect model performance. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each loan portfolio.
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

40	U.S. Bancorp

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2026
Balance at beginning of period	$1,825	$1,249	$725	$3,343	$835	$7,977
Add
Provision for credit losses	63	(6)	9	397	75	538
Deduct
Loans charged-off	122	20	5	446	83	676
Less recoveries of loans charged-off	(26)	(7)	(5)	(79)	(23)	(140)
Net loan charge-offs (recoveries)	96	13	—	367	60	536
Balance at end of period	$1,792	$1,230	$734	$3,373	$850	$7,979
2025
Balance at beginning of period	$1,694	$1,432	$789	$3,162	$838	$7,915
Add
Provision for credit losses	87	9	(33)	406	32	501
Deduct
Loans charged-off	86	74	4	442	77	683
Less recoveries of loans charged-off	(21)	(17)	(5)	(62)	(24)	(129)
Net loan charge-offs (recoveries)	65	57	(1)	380	53	554
Balance at end of period	$1,716	$1,384	$757	$3,188	$817	$7,862
Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2026
Balance at beginning of period	$1,806	$1,288	$747	$3,274	$832	$7,947
Add
Provision for credit losses	203	(53)	(14)	831	147	1,114
Deduct
Loans charged-off	266	24	8	885	176	1,359
Less recoveries of loans charged-off	(49)	(19)	(9)	(153)	(47)	(277)
Net loan charge-offs (recoveries)	217	5	(1)	732	129	1,082
Balance at end of period	$1,792	$1,230	$734	$3,373	$850	$7,979
2025
Balance at beginning of period	$1,671	$1,508	$783	$3,144	$819	$7,925
Add
Provision for credit losses	211	(71)	(27)	811	114	1,038
Deduct
Loans charged-off	205	99	8	896	165	1,373
Less recoveries of loans charged-off	(39)	(46)	(9)	(129)	(49)	(272)
Net loan charge-offs (recoveries)	166	53	(1)	767	116	1,101
Balance at end of period	$1,716	$1,384	$757	$3,188	$817	$7,862

The increase in the allowance for credit losses at June 30, 2026, compared with December 31, 2025, was primarily driven by loan portfolio growth, partially offset by improved credit quality and stabilizing economic conditions.

U.S. Bancorp	41

The following table provides a summary of loans charged-off by portfolio class and year of origination:

Three Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card(a)	Other Retail	Total Loans
2026
Originated in 2026	$21	$—	$—	$—	$1	$22
Originated in 2025	4	—	—	—	9	13
Originated in 2024	48	1	—	—	10	59
Originated in 2023	25	18	—	—	14	57
Originated in 2022	6	1	1	—	10	18
Originated prior to 2022	12	—	4	—	11	27
Revolving	6	—	—	446	28	480
Total charge-offs	$122	$20	$5	$446	$83	$676

2025
Originated in 2025	$10	$—	$—	$—	$—	$10
Originated in 2024	27	25	—	—	12	64
Originated in 2023	9	7	—	—	14	30
Originated in 2022	7	35	1	—	11	54
Originated in 2021	5	—	1	—	10	16
Originated prior to 2021	16	1	2	—	8	27
Revolving	12	6	—	442	22	482
Total charge-offs	$86	$74	$4	$442	$77	$683
Six Months Ended June 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card(a)	Other Retail	Total Loans
2026
Originated in 2026	$24	$—	$—	$—	$1	$25
Originated in 2025	17	—	—	—	17	34
Originated in 2024	108	4	—	—	20	132
Originated in 2023	70	18	—	—	30	118
Originated in 2022	15	2	3	—	24	44
Originated prior to 2022	22	—	5	—	28	55
Revolving	10	—	—	885	56	951
Total charge-offs	$266	$24	$8	$885	$176	$1,359

2025
Originated in 2025	$20	$—	$—	$—	$—	$20
Originated in 2024	58	31	—	—	23	112
Originated in 2023	38	21	—	—	29	88
Originated in 2022	39	39	1	—	24	103
Originated in 2021	9	1	1	—	25	36
Originated prior to 2021	25	1	6	—	17	49
Revolving	16	6	—	896	47	965
Total charge-offs	$205	$99	$8	$896	$165	$1,373
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

42	U.S. Bancorp

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
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming(b)	Total
June 30, 2026
Commercial	$159,030	$211	$12	$402	$159,655
Commercial real estate	51,707	68	5	568	52,348
Residential mortgages(a)	116,724	180	236	171	117,311
Credit card	38,179	459	441	—	39,079
Other retail	41,541	163	41	162	41,907
Total loans	$407,181	$1,081	$735	$1,303	$410,300
December 31, 2025
Commercial	$147,077	$347	$20	$717	$148,161
Commercial real estate	48,340	49	13	518	48,920
Residential mortgages(a)	115,235	214	285	151	115,885
Credit card	37,037	511	483	—	38,031
Other retail	39,938	187	52	161	40,338
Total loans	$387,627	$1,308	$853	$1,547	$391,335
(a)At June 30, 2026, $374 million of loans 30–89 days past due and $3.9 billion of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $606 million and $3.5 billion at December 31, 2025, respectively.
(b)The Company recognized interest income on nonperforming loans of $4 million and $6 million for the three months ended June 30, 2026 and 2025, respectively, and $8 million and $10 million for the six months ended June 30, 2026 and 2025, respectively.

U.S. Bancorp	43

The amount of foreclosed residential real estate held by the Company, and included in OREO, was $24 million at June 30, 2026 and December 31, 2025. These amounts excluded $81 million and $65 million at June 30, 2026 and December 31, 2025, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at June 30, 2026 and December 31, 2025, was $902 million and $705 million, respectively, of which $654 million and $458 million, respectively, related to loans purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

44	U.S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	June 30, 2026					December 31, 2025
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified(a)	Total Criticized	Total	Pass	Special Mention	Classified(a)	Total Criticized	Total
Commercial
Originated in 2026	$39,772	$472	$475	$947	$40,719	$—	$—	$—	$—	$—
Originated in 2025	56,378	224	527	751	57,129	72,416	219	762	981	73,397
Originated in 2024	17,410	188	353	541	17,951	24,344	168	637	805	25,149
Originated in 2023	5,084	8	88	96	5,180	7,532	47	278	325	7,857
Originated in 2022	5,474	89	90	179	5,653	10,045	23	287	310	10,355
Originated prior to 2022	5,888	2	38	40	5,928	6,934	23	84	107	7,041
Revolving(b)	26,329	398	368	766	27,095	23,494	484	384	868	24,362
Total commercial	156,335	1,381	1,939	3,320	159,655	144,765	964	2,432	3,396	148,161
Commercial real estate
Originated in 2026	10,513	73	586	659	11,172	—	—	—	—	—
Originated in 2025	14,113	114	590	704	14,817	15,466	143	981	1,124	16,590
Originated in 2024	5,387	85	286	371	5,758	6,368	88	338	426	6,794
Originated in 2023	2,245	51	219	270	2,515	3,232	65	444	509	3,741
Originated in 2022	3,770	81	627	708	4,478	5,211	242	613	855	6,066
Originated prior to 2022	10,741	203	408	611	11,352	12,784	301	558	859	13,643
Revolving	2,178	70	1	71	2,249	1,991	82	7	89	2,080
Revolving converted to term	6	—	1	1	7	5	—	1	1	6
Total commercial real estate	48,953	677	2,718	3,395	52,348	45,057	921	2,942	3,863	48,920
Residential mortgages(c)
Originated in 2026	9,267	—	—	—	9,267	—	—	—	—	—
Originated in 2025	9,836	—	2	2	9,838	11,917	—	1	1	11,918
Originated in 2024	5,790	—	14	14	5,804	7,249	—	14	14	7,263
Originated in 2023	7,028	—	32	32	7,060	7,758	—	35	35	7,793
Originated in 2022	23,803	—	69	69	23,872	24,620	—	61	61	24,681
Originated prior to 2022	61,170	—	300	300	61,470	63,891	—	339	339	64,230
Total residential mortgages	116,894	—	417	417	117,311	115,435	—	450	450	115,885
Credit card(d)	38,638	—	441	441	39,079	37,548	—	483	483	38,031
Other retail
Originated in 2026	4,353	—	1	1	4,354	—	—	—	—	—
Originated in 2025	5,466	—	5	5	5,471	6,290	—	4	4	6,294
Originated in 2024	4,401	—	11	11	4,412	5,075	—	10	10	5,085
Originated in 2023	2,224	—	10	10	2,234	2,720	—	11	11	2,731
Originated in 2022	2,035	—	9	9	2,044	2,571	—	11	11	2,582
Originated prior to 2022	6,567	—	22	22	6,589	7,875	—	26	26	7,901
Revolving	15,794	—	118	118	15,912	14,780	—	123	123	14,903
Revolving converted to term	853	—	38	38	891	799	—	43	43	842
Total other retail	41,693	—	214	214	41,907	40,110	—	228	228	40,338
Total loans	$402,513	$2,058	$5,729	$7,787	$410,300	$382,915	$1,885	$6,535	$8,420	$391,335
Total outstanding commitments	$862,862	$3,387	$7,070	$10,457	$873,319	$828,343	$3,094	$8,348	$11,442	$839,785
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
(c)At June 30, 2026, $3.9 billion of GNMA loans 90 days or more past due and $976 million of modified GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $3.5 billion and $1.3 billion at December 31, 2025, respectively.
(d)Predominately all credit card loans are considered revolving loans. Includes an immaterial amount of revolving converted to term loans.

U.S. Bancorp	45

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
The following table provides a summary of period-end balances of loans modified during the periods presented, by portfolio class and modification granted:

Three Months Ended June 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2026
Commercial	$—	$—	$131	$—	$131.1%
Commercial real estate	—	—	276	48	324.6
Residential mortgages(b)	—	23	9	4	36	—
Credit card	152	—	—	—	152.4
Other retail	2	1	22	1	26.1
Total loans, excluding loans purchased from GNMA mortgage pools	154	24	438	53	669.2
Loans purchased from GNMA mortgage pools(b)	—	92	120	217	429.4
Total loans	$154	$116	$558	$270	$1,098.3%
2025
Commercial	$—	$—	$158	$69	$227.2%
Commercial real estate	—	—	283	—	283.6
Residential mortgages(b)	—	77	3	12	92.1
Credit card	147	—	—	—	147.4
Other retail	2	4	25	3	34.1
Total loans, excluding loans purchased from GNMA mortgage pools	149	81	469	84	783.2
Loans purchased from GNMA mortgage pools(b)	—	375	138	172	685.6
Total loans	$149	$456	$607	$256	$1,468.4%
Six Months Ended June 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2026
Commercial	$—	$—	$299	$—	$299.2%
Commercial real estate	—	—	587	48	635	1.2
Residential mortgages(b)	—	45	16	18	79.1
Credit card	303	1	—	—	304.8
Other retail	3	1	45	1	50.1
Total loans, excluding loans purchased from GNMA mortgage pools	306	47	947	67	1,367.3
Loans purchased from GNMA mortgage pools(b)	1	186	203	270	660.6
Total loans	$307	$233	$1,150	$337	$2,027.5%
2025
Commercial	$—	$—	$260	$87	$347.2%
Commercial real estate	—	—	451	2	453.9
Residential mortgages(b)	—	293	5	17	315.3
Credit card	287	5	—	—	292.8
Other retail	4	5	50	7	66.2
Total loans, excluding loans purchased from GNMA mortgage pools	291	303	766	113	1,473.4
Loans purchased from GNMA mortgage pools(b)	—	696	233	284	1,213	1.1
Total loans	$291	$999	$999	$397	$2,686.7%
(a)Includes $38 million of total loans receiving a payment delay and term extension, $204 million of total loans receiving an interest rate reduction and term extension and $28 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended June 30, 2026, compared with $97 million, $134 million and $25 million for the three months ended June 30, 2025, respectively. Includes $61 million of total loans receiving a payment delay and term extension, $231 million of total loans receiving an interest rate reduction and term extension and $45 million of total loans receiving an interest rate reduction, payment delay and term extension for the six months ended June 30, 2026, compared with $166 million, $191 million and $40 million for the six months ended June 30, 2025, respectively.
(b)Percent of class total amounts expressed as a percent of total residential mortgage loan balances.

46	U.S. Bancorp

Loan modifications included in the table above exclude trial period arrangements offered to customers and secured loans to consumer borrowers that have had debt discharged through bankruptcy where the borrower has not reaffirmed the debt during the periods presented. At June 30, 2026 the balance of loans modified in trial period arrangements was $422 million, while the balance of secured loans to consumer borrowers that have had debt discharged through bankruptcy was not material.
The following table summarizes the effects of loan modifications made to borrowers on loans modified:

Three Months Ended June 30	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2026
Commercial	—%	10
Commercial real estate	4.0	8
Residential mortgages	.6	45
Credit card	16.1	—
Other retail	6.1	6
Loans purchased from GNMA mortgage pools	.7	89
2025
Commercial	1.2%	14
Commercial real estate	—	4
Residential mortgages	1.3	95
Credit card	16.6	—
Other retail	4.6	12
Loans purchased from GNMA mortgage pools	.4	100
Six Months Ended June 30	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2026
Commercial	—%	35
Commercial real estate	4.0	9
Residential mortgages	.9	69
Credit card	16.3	—
Other retail	7.4	6
Loans purchased from GNMA mortgage pools	.6	92
2025
Commercial	1.6%	12
Commercial real estate	2.1	5
Residential mortgages	1.4	94
Credit card	16.7	—
Other retail	5.0	19
Loans purchased from GNMA mortgage pools	.4	99
Note: The weighted-average payment deferral for all portfolio classes was less than $1 million for the three and six months ended June 30, 2026 and 2025. Forbearance payments are required to be paid at the end of the original term loan.
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

U.S. Bancorp	47

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
The following table provides a summary of loan balances as of June 30, which were modified during the prior twelve months, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
2026
Commercial	$503	$4	$130	$637
Commercial real estate	917	—	159	1,076
Residential mortgages(a)	1,009	6	10	1,025
Credit card	400	85	46	531
Other retail	78	12	5	95
Total loans	$2,907	$107	$350	$3,364
2025
Commercial	$504	$22	$98	$624
Commercial real estate	799	—	111	910
Residential mortgages(a)	1,433	5	8	1,446
Credit card	368	80	45	493
Other retail	96	13	6	115
Total loans	$3,200	$120	$268	$3,588
(a)At June 30, 2026, $186 million of loans 30-89 days past due and $218 million of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $413 million and $239 million at June 30, 2025 respectively.

48	U.S. Bancorp

The following table provides a summary of loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified within twelve months prior to default:

Three Months Ended June 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)
2026
Commercial	$—	$—	$51	$—
Commercial real estate	—	—	80	—
Residential mortgages	—	—	1	2
Credit card	45	—	—	—
Other retail	1	—	4	—
Total loans, excluding loans purchased from GNMA mortgage pools	46	—	136	2
Loans purchased from GNMA mortgage pools	—	25	24	24
Total loans	$46	$25	$160	$26
2025
Commercial	$—	$—	$1	$—
Commercial real estate	36	—	—	—
Residential mortgages	—	—	—	3
Credit card	43	—	—	—
Other retail	—	—	5	—
Total loans, excluding loans purchased from GNMA mortgage pools	79	—	6	3
Loans purchased from GNMA mortgage pools	—	61	29	50
Total loans	$79	$61	$35	$53
Six Months Ended June 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)
2026
Commercial	$—	$—	$52	$—
Commercial real estate	—	—	103	—
Residential mortgages	—	—	2	4
Credit card	95	—	—	—
Other retail	1	—	8	—
Total loans, excluding loans purchased from GNMA mortgage pools	96	—	165	4
Loans purchased from GNMA mortgage pools	—	71	69	88
Total loans	$96	$71	$234	$92
2025
Commercial	$—	$—	$21	$—
Commercial real estate	36	—	—	—
Residential mortgages	—	—	—	3
Credit card	88	—	—	—
Other retail	1	—	10	—
Total loans, excluding loans purchased from GNMA mortgage pools	125	—	31	3
Loans purchased from GNMA mortgage pools	—	100	44	89
Total loans	$125	$100	$75	$92
(a)Includes $14 million of total loans receiving a payment delay and term extension, $9 million of total loans receiving an interest rate reduction and term extension, and $3 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended June 30, 2026, compared with $29 million, $20 million, and $4 million for the three months ended June 30, 2025, respectively. Includes $46 million of total loans receiving a payment delay and term extension, $37 million of total loans receiving an interest rate reduction and term extension, and $9 million of total loans receiving an interest rate reduction, payment delay and term extension for the six months ended June 30, 2026, compared with $54 million, $33 million, and $5 million for the six months ended June 30, 2025, respectively.
As of June 30, 2026 the Company had $270 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified.

U.S. Bancorp	49

NOTE 6	Accounting for Transfers and Servicing of Financial Assets and Variable
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $153 million and $212 million for the three months ended June 30, 2026 and 2025, respectively, and $321 million and $364 million for the six months ended June 30, 2026 and 2025, respectively. The Company recognized $166 million and $155 million of expenses related to all of these investments for the three months ended June 30, 2026 and 2025, respectively, which were primarily included in tax expense. The Company recognized $331 million and $301 million of expenses related to all of these investments for the six months ended June 30, 2026 and 2025, respectively, which were primarily included in tax expense.
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
The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	June 30, 2026	December 31, 2025
Investment carrying amount	$9,774	$9,712
Unfunded capital and other commitments	5,630	5,761
Maximum exposure to loss	10,080	9,338
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $352 million at June 30, 2026 and $312 million at December 31, 2025. The maximum exposure to

50	U.S. Bancorp

loss related to these VIEs was $486 million at June 30, 2026 and $439 million at December 31, 2025, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company also held senior notes of $1.1 billion as available-for-sale investment securities at June 30, 2026, compared with $1.7 billion at December 31, 2025. These senior notes were issued by third-party securitization vehicles that held $1.3 billion at June 30, 2026 and $1.9 billion at December 31, 2025 of indirect auto loans that collateralize the senior notes. These VIEs are not consolidated by the Company.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $284 million at June 30, 2026, compared with less than $1 million to $299 million at December 31, 2025.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At June 30, 2026, approximately $6.5 billion of the Company’s assets and $4.2 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $6.2 billion and $3.8 billion, respectively, at December 31, 2025. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

NOTE 7	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $215.1 billion of residential mortgage loans for others at June 30, 2026, and $216.3 billion at December 31, 2025, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net gains of $2 million and net losses of $4 million for the three months ended June 30, 2026 and 2025, respectively, and net losses of $25 million and $2 million for the six months ended June 30, 2026 and 2025, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $164 million and $172 million for the three months ended June 30, 2026 and 2025, respectively, and $327 million and $344 million for the six months ended June 30, 2026 and 2025, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2026	2025	2026	2025
Balance at beginning of period	$3,152	$3,312	$3,159	$3,369
Rights capitalized	85	64	151	123
Rights sold	(2)	—	(4)	1
Changes in fair value of MSRs
Due to fluctuations in market interest rates(a)	17	9	26	(40)
Due to revised assumptions or models(b)	5	6	(12)	10
Other changes in fair value(c)	(80)	(86)	(143)	(158)
Balance at end of period	$3,177	$3,305	$3,177	$3,305
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
The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	June 30, 2026						December 31, 2025
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(361)	$(172)	$(83)	$77	$149	$272	$(369)	$(176)	$(86)	$81	$155	$284
Derivative instrument hedges	372	177	85	(76)	(148)	(279)	397	188	89	(79)	(153)	(297)
Net sensitivity	$11	$5	$2	$1	$1	$(7)	$28	$12	$3	$2	$2	$(13)

U.S. Bancorp	51

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
The following table provides a summary of the Company’s MSRs and related characteristics by portfolio:

	June 30, 2026				December 31, 2025
(Dollars in Millions)	HFA	Government	Conventional(d)	Total	HFA	Government	Conventional(d)	Total
Servicing portfolio(a)	$58,251	$22,862	$124,918	$206,031	$56,993	$23,630	$126,614	$207,237
Fair value	$874	$459	$1,844	$3,177	$849	$465	$1,845	$3,159
Value (bps)(b)	150	201	148	154	149	197	146	152
Weighted-average servicing fees (bps)	35	45	25	30	35	45	25	30
Multiple (value/servicing fees)	4.27	4.50	5.81	5.09	4.22	4.41	5.75	5.03
Weighted-average note rate	5.23%	4.42%	4.10%	4.45%	5.17%	4.41%	4.04%	4.39%
Weighted-average age (in years)	4.9	7.1	5.9	5.8	4.8	6.8	5.7	5.6
Weighted-average expected prepayment (constant prepayment rate)	10.2%	9.9%	8.2%	9.0%	10.2%	10.1%	8.2%	9.0%
Weighted-average expected life (in years)	7.4	6.7	7.1	7.1	7.4	6.7	7.2	7.2
Weighted-average option adjusted spread(c)	7.1%	6.6%	4.8%	5.7%	7.3%	6.9%	5.1%	5.9%
(a)Represents principal balance of mortgages having corresponding MSR asset.
(b)Calculated as fair value divided by the servicing portfolio.
(c)Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)Represents loans sold primarily to GSEs.

NOTE 8	Preferred Stock
At June 30, 2026 and December 31, 2025, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	June 30, 2026				December 31, 2025
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	18,000	450	13	437
Total preferred stock(a)	243,510	$7,026	$218	$6,808	243,510	$7,026	$218	$6,808
(a)The par value of all shares issued and outstanding at June 30, 2026 and December 31, 2025, was $1.00 per share.

52	U.S. Bancorp

NOTE 9	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Debit Valuation Adjustments	Foreign Currency Translation	Total
2026
Balance at beginning of period	$(3,501)	$(2,741)	$(160)	$(806)	$(6)	$(9)	$(7,223)
Changes in unrealized gains (losses)	191	—	(225)	—	(15)	—	(49)
Foreign currency translation adjustment(a)	—	—	—	—	—	4	4
Reclassification to earnings of realized (gains) losses	49	113	41	(7)	—	—	196
Applicable income taxes	(61)	(28)	46	1	4	(1)	(39)
Balance at end of period	$(3,322)	$(2,656)	$(298)	$(812)	$(17)	$(6)	$(7,111)
2025
Balance at beginning of period	$(4,699)	$(3,082)	$(297)	$(956)	$2	$(10)	$(9,042)
Changes in unrealized gains (losses)	198	—	157	—	(5)	—	350
Foreign currency translation adjustment(a)	—	—	—	—	—	(8)	(8)
Reclassification to earnings of realized (gains) losses	57	123	66	(2)	—	—	244
Applicable income taxes	(69)	(33)	(58)	4	2	1	(153)
Balance at end of period	$(4,513)	$(2,992)	$(132)	$(954)	$(1)	$(17)	$(8,609)
Six Months Ended June 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Debit Valuation Adjustments	Foreign Currency Translation	Total
2026
Balance at beginning of period	$(3,278)	$(2,816)	$(69)	$(801)	$(10)	$(13)	$(6,987)
Changes in unrealized gains (losses)	(143)	—	(389)	—	(9)	—	(541)
Foreign currency translation adjustment(a)	—	—	—	—	—	9	9
Reclassification to earnings of realized (gains) losses	84	214	83	(14)	—	—	367
Applicable income taxes	15	(54)	77	3	2	(2)	41
Balance at end of period	$(3,322)	$(2,656)	$(298)	$(812)	$(17)	$(6)	$(7,111)
2025
Balance at beginning of period	$(5,078)	$(3,165)	$(553)	$(955)	$1	$(14)	$(9,764)
Changes in unrealized gains (losses)	706	—	441	—	(3)	—	1,144
Foreign currency translation adjustment(a)	—	—	—	—	—	(4)	(4)
Reclassification to earnings of realized (gains) losses	57	234	126	(3)	—	—	414
Applicable income taxes	(198)	(61)	(146)	4	1	1	(399)
Balance at end of period	$(4,513)	$(2,992)	$(132)	$(954)	$(1)	$(17)	$(8,609)
(a)Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

U.S. Bancorp	53

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income
	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2026	2025	2026	2025
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sales of investment securities	$(49)	$(57)	$(84)	$(57)	Securities gains (losses), net
	12	14	21	14	Applicable income taxes
	(37)	(43)	(63)	(43)	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains (losses)	(113)	(123)	(214)	(234)	Interest income
	28	33	54	61	Applicable income taxes
	(85)	(90)	(160)	(173)	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(41)	(66)	(83)	(126)	Net interest income
	10	17	21	32	Applicable income taxes
	(31)	(49)	(62)	(94)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	7	2	14	3	Other noninterest expense
	(1)	(1)	(3)	(1)	Applicable income taxes
	6	1	11	2	Net-of-tax
Total impact to net income	$(147)	$(181)	$(274)	$(308)

NOTE 10	Earnings Per Share
The components of earnings per share were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and Shares in Millions, Except Per Share Data)	2026	2025	2026	2025
Net income attributable to U.S. Bancorp	$2,177	$1,815	$4,122	$3,524
Preferred dividends	(66)	(70)	(159)	(165)
Earnings allocated to participating stock awards	(13)	(12)	(24)	(23)
Net income applicable to U.S. Bancorp common shareholders	$2,098	$1,733	$3,939	$3,336
Average common shares outstanding	1,554	1,559	1,554	1,559
Net effect of the exercise and assumed purchase of stock awards	1	—	1	1
Average diluted common shares outstanding	1,555	1,559	1,555	1,560
Earnings per common share	$1.35	$1.11	$2.53	$2.14
Diluted earnings per common share	$1.35	$1.11	$2.53	$2.14
Options outstanding at June 30, 2025 to purchase 1 million common shares for the three and six months ended June 30, 2025 were not included in the computation of diluted earnings per share because they were antidilutive.

54	U.S. Bancorp

NOTE 11	Employee Benefits
The components of net periodic benefit cost for the Company’s pension plans were:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2026	2025	2026	2025
Service cost	$44	$53	$88	$106
Interest cost	101	102	202	205
Expected return on plan assets	(152)	(146)	(304)	(293)
Prior service cost (credit) amortization	(11)	(1)	(21)	(2)
Actuarial loss (gain) amortization	5	1	9	2
Net periodic benefit cost (credit)(a)	$(13)	$9	$(26)	$18
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
Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At June 30, 2026, the Company had $298 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $69 million (net-of-tax) of realized and unrealized losses at December 31, 2025. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $172 million (net-of-tax). All cash flow hedges were highly effective for the six months ended June 30, 2026.
Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.7 billion at June 30, 2026 and at December 31, 2025.
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

U.S. Bancorp	55

information on these swap agreements. The Company uses credit derivatives to economically hedge the credit risk on its derivative positions and loan portfolios.
The following table summarizes the asset and liability management derivative positions of the Company:

	June 30, 2026			December 31, 2025
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$13,025	$—	$—	$7,950	$—	$—
Pay fixed/receive floating swaps	23,270	—	—	25,154	—	—
Cash flow hedges
Interest rate contracts
Receive fixed/pay floating swaps	29,580	2	3	25,350	—	—
Pay fixed/receive floating swaps	—	—	—	1,000	—	—
Net investment hedges
Foreign exchange forward contracts	885	11	—	759	—	2
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	4,833	10	5	3,235	10	1
Sell	4,403	6	12	3,583	1	10
Options
Purchased	8,955	127	—	8,930	131	—
Written	2,922	16	49	2,553	13	58
Receive fixed/pay floating swaps	5,354	—	76	5,318	14	30
Pay fixed/receive floating swaps	2,662	—	—	2,479	—	—
Foreign exchange forward contracts	891	5	4	940	3	3
Equity contracts	366	5	3	334	2	1
Credit contracts	2,509	—	10	2,265	—	18
Other(a)	1,539	5	76	1,085	6	99
Total	$101,194	$187	$238	$90,935	$180	$222
(a)Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $690 million and $74 million at June 30, 2026, respectively, compared to $995 million and $99 million at December 31, 2025, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $756 million at June 30, 2026.

56	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	June 30, 2026			December 31, 2025
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts
Receive fixed/pay floating swaps	$516,942	$576	$2,778	$459,357	$1,326	$2,134
Pay fixed/receive floating swaps	430,898	1,668	211	386,099	1,142	449
Other(a)	63,026	17	42	66,014	19	33
Options
Purchased	182,448	258	1	148,778	222	8
Written	120,918	11	404	106,749	24	291
Futures
Buy	17,207	—	10	3,974	—	—
Sell	14	—	—	527	—	—
Foreign exchange rate contracts
Forwards, spots and swaps	137,299	2,473	2,367	137,555	2,688	2,575
Options
Purchased	1,493	18	—	1,101	20	2
Written	1,493	—	18	1,101	4	19
Commodity contracts
Swaps	28,995	1,263	1,128	18,068	810	705
Options
Purchased	4,959	316	5	4,545	278	2
Written	4,949	11	313	4,539	1	278
Futures
Buy	2	—	—	—	—	—
Sell	1,139	302	105	631	138	71
Credit contracts	16,577	—	14	14,683	—	3
Total	$1,528,359	$6,913	$7,396	$1,353,721	$6,672	$6,570
(a)Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.
The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended June 30				Six Months Ended June 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2026	2025	2026	2025	2026	2025	2026	2025
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$(169)	$116	$(31)	$(49)	$(291)	$327	$(62)	$(94)
Net investment hedges
Foreign exchange forward contracts	16	(38)	—	—	34	(42)	—	—
Non-derivative debt instruments	11	(130)	—	—	49	(191)	—	—
Note: The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.

U.S. Bancorp	57

The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended June 30				Six Months Ended June 30
	Interest Income		Interest Expense		Interest Income		Interest Expense
(Dollars in Millions)	2026	2025	2026	2025	2026	2025	2026	2025
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$7,598	$7,604	$3,237	$3,553	$15,005	$15,120	$6,381	$6,977
Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	253	(285)	(93)	(78)	453	(733)	(143)	(184)
Hedged items	(249)	286	94	76	(460)	733	145	188
Cash flow hedges
Interest rate contract derivatives	(41)	(59)	—	7	(82)	(112)	1	14
Note: The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $1 million into earnings during the six months ended June 30, 2026, as a result of realized cash flows on discontinued cash flow hedges, compared with $7 million and $14 million into earnings during the three and six months ended June 30, 2025, respectively. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.
The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities currently designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment
(Dollars in Millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities(a)	$22,882	$25,062	$(257)	$75
Long-term debt	13,023	8,091	22	153
Note: The table above excludes the cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale investment securities and long-term debt of $(18) million and $(32) million, respectively, at June 30, 2026, compared with $57 million and $(33) million at December 31, 2025, respectively. The carrying amount of available-for-sale investment securities and long-term debt related to discontinued hedging relationships was $13.9 billion and $14.6 billion, respectively, at June 30, 2026, compared with $11.8 billion and $16.6 billion at December 31, 2025, respectively.
(a)Includes amounts related to available-for-sale investment securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At June 30, 2026, the amortized cost of the closed portfolios used in these hedging relationships was $20.3 billion, of which $7.3 billion was designated as hedged. At June 30, 2026, the cumulative amount of basis adjustments associated with these hedging relationships was $6 million. At December 31, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $20.7 billion, of which $9.2 billion was designated as hedged. At December 31, 2025, the cumulative amount of basis adjustments associated with these hedging relationships was $175 million.

58	U.S. Bancorp

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2026	2025	2026	2025
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$14	$1	$11	$25
Purchased and written options	Mortgage banking revenue	41	38	98	68
Swaps	Mortgage banking revenue/Interest expense	(9)	13	(2)	69
Foreign exchange forward contracts	Other noninterest income	11	(19)	17	(17)
Equity contracts	Compensation expense	46	27	35	8
Credit contracts	Other noninterest income	(13)	(12)	5	5
Other	Other noninterest income	(12)	(82)	(31)	(82)
Customer-Related Positions
Interest rate contracts
Swaps	Capital markets revenue	167	47	269	82
Purchased and written options	Capital markets revenue	(44)	2	(97)	14
Futures	Capital markets revenue	(7)	1	(10)	2
Foreign exchange rate contracts
Forwards, spots and swaps	Capital markets revenue	50	66	94	114
Purchased and written options	Capital markets revenue	—	—	—	1
Commodity contracts
Swaps	Capital markets revenue	(160)	(43)	(202)	4
Purchased and written options	Capital markets revenue	1	15	2	14
Futures and forwards	Capital markets revenue	160	45	255	4
Credit contracts	Capital markets revenue	(4)	(8)	6	(6)
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at June 30, 2026, was $2.2 billion. At June 30, 2026, the Company had $1.9 billion of cash posted as collateral against this net liability position.

U.S. Bancorp	59

NOTE 13	Netting Arrangements for Certain Financial Instruments and Securities
Financing Activities
The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and SOFR futures or options on U.S. Treasury futures. Of the Company’s $1.6 trillion total notional amount of derivative positions at June 30, 2026, $690.1 billion related to bilateral over-the-counter trades, $825.6 billion related to those centrally cleared through clearinghouses and $114.0 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.
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
Securities transferred to counterparties under repurchase agreements and securities loaned transactions continue to be recognized on the Consolidated Balance Sheet, are measured at fair value, and are included in investment securities or other assets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheet unless the counterparty defaults. The securities transferred under repurchase and reverse repurchase transactions typically are U.S. Treasury and agency securities, residential agency mortgage-backed securities, corporate debt securities or asset-backed securities. The securities loaned or borrowed typically are corporate debt securities traded by the Company’s primary broker-dealer subsidiary. In general, the securities transferred can be sold, repledged or otherwise used by the party in possession. At June 30, 2026 and December 31, 2025, the fair value of collateral received where the Company has the contractual right to sell or repledge was $78.7 billion and $62.6 billion, respectively, of which $78.0 billion and $56.6 billion had been sold and repledged. No restrictions exist on the use of cash collateral by either party. Repurchase/reverse repurchase and securities loaned/borrowed transactions expose the Company to counterparty risk. The Company manages this risk by performing assessments, independent of business line managers, and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in cash being obtained from or refunded to counterparties to maintain specified collateral levels.

60	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
June 30, 2026
Repurchase agreements
U.S. Treasury and agencies	$73,086	$2,058	$—	$—	$75,144
Residential agency mortgage-backed securities	265	—	—	—	265
Corporate debt securities	4,431	150	12	—	4,593
Asset-backed securities	425	—	—	—	425
Total repurchase agreements	78,207	2,208	12	—	80,427
Securities loaned
Corporate debt securities	119	—	—	—	119
Total securities loaned	119	—	—	—	119
Gross amount of recognized liabilities	$78,326	$2,208	$12	$—	$80,546
December 31, 2025
Repurchase agreements
U.S. Treasury and agencies	$54,117	$—	$—	$—	$54,117
Residential agency mortgage-backed securities	293	—	—	—	293
Corporate debt securities	3,015	100	—	—	3,115
Asset-backed securities	419	—	—	—	419
Total repurchase agreements	57,844	100	—	—	57,944
Securities loaned
Corporate debt securities	84	—	—	—	84
Total securities loaned	84	—	—	—	84
Gross amount of recognized liabilities	$57,928	$100	$—	$—	$58,028
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

U.S. Bancorp	61

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Received(c)
June 30, 2026
Derivative assets(d)	$7,078	$(3,212)	$3,866	$(205)	$(17)	$3,644
Reverse repurchase agreements	77,477	(71,776)	5,701	(61)	(5,602)	38
Securities borrowed	2,020	—	2,020	(31)	(1,906)	83
Total	$86,575	$(74,988)	$11,587	$(297)	$(7,525)	$3,765
December 31, 2025
Derivative assets(d)	$6,832	$(3,151)	$3,681	$(116)	$(23)	$3,542
Reverse repurchase agreements	61,078	(48,708)	12,370	(454)	(11,888)	28
Securities borrowed	1,844	—	1,844	—	(1,769)	75
Total	$69,754	$(51,859)	$17,895	$(570)	$(13,680)	$3,645
(a)Includes $1.1 billion and $1.2 billion of cash collateral related payables that were netted against derivative assets at June 30, 2026 and December 31, 2025, respectively.
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
(d)Excludes $22 million and $20 million at June 30, 2026 and December 31, 2025, respectively, of derivative assets not subject to netting arrangements.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Pledged(c)
June 30, 2026
Derivative liabilities(d)	$7,558	$(3,946)	$3,612	$(205)	$—	$3,407
Repurchase agreements	80,427	(71,776)	8,651	(61)	(8,589)	1
Securities loaned	119	—	119	(31)	(86)	2
Total	$88,104	$(75,722)	$12,382	$(297)	$(8,675)	$3,410
December 31, 2025
Derivative liabilities(d)	$6,692	$(3,392)	$3,300	$(116)	$—	$3,184
Repurchase agreements	57,944	(48,708)	9,236	(454)	(8,779)	3
Securities loaned	84	—	84	—	(82)	2
Total	$64,720	$(52,100)	$12,620	$(570)	$(8,861)	$3,189
(a)Includes $1.9 billion and $1.5 billion of cash collateral related receivables that were netted against derivative liabilities at June 30, 2026 and December 31, 2025, respectively.
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
(d)Excludes $76 million and $100 million at June 30, 2026 and December 31, 2025, respectively, of derivative liabilities not subject to netting arrangements.

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

62	U.S. Bancorp

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
Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the six months ended June 30, 2026 and 2025, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net gains of $3 million for the three months ended June 30, 2026 and 2025, respectively, and net losses of $2 million and net gains of $6 million for the six months ended June 30, 2026 and 2025, respectively from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
Time Deposits The Company elects the fair value option to account for certain time deposits that are hedged with derivatives that do not qualify for hedge accounting. Electing to measure these time deposits at fair value reduces certain timing differences and better matches changes in fair value of these deposits with changes in the value of the derivative instruments used to economically hedge them. The time deposits measured at fair value are valued using a discounted cash flow model that utilizes market observable inputs and are classified within Level 2. Included in interest expense on deposits were net losses of $2 million for the three months ended June 30, 2025 and net gains of $1 million for the six months ended June 30, 2025, from the changes in fair value of time deposits under fair value option accounting guidance.
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

U.S. Bancorp	63

(loss) with all other changes in fair value recorded in interest expense. Included in other comprehensive income (loss) and interest expense on long-term debt were net DVA losses of $15 million and net gains of $19 million, respectively, for the three months ended June 30, 2026, and net DVA losses of $5 million and net gains of $3 million, respectively, for the three months ended June 30, 2025, from the changes in the fair value of structured notes under fair value option accounting guidance. Included in other comprehensive income (loss) and interest expense on long-term debt were net DVA losses of $9 million and net gains of $48 million, respectively, for the six months ended June 30, 2026, and net DVA losses of $3 million and net gains of $2 million, respectively, for the six months ended June 30, 2025, from the changes in the fair value of structured notes under fair value option accounting guidance.
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
The following table shows the significant valuation assumption ranges for MSRs at June 30, 2026:

	Minimum	Maximum	Weighted- Average(a)
Expected prepayment	6%	18%	9%
Option adjusted spread	4	11	6
(a)Determined based on the relative fair value of the related mortgage loans serviced.

64	U.S. Bancorp

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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at June 30, 2026:

	Minimum	Maximum	Weighted- Average(a)
Expected loan close rate	1%	100%	86%
Inherent MSR value (basis points per loan)	58	212	122
(a)Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At June 30, 2026, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 1,911 percent and 2 percent, respectively.
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

U.S. Bancorp	65

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
June 30, 2026
Available-for-sale securities
U.S. Treasury and agencies	$24,099	$4,656	$—	$—	$28,755
Mortgage-backed securities
Residential agency	—	39,867	—	—	39,867
Commercial
Agency	—	7,422	—	—	7,422
Non-agency	—	7	—	—	7
Asset-backed securities	—	5,535	—	—	5,535
Obligations of state and political subdivisions	—	7,361	—	—	7,361
Other	—	138	—	—	138
Total available-for-sale	24,099	64,986	—	—	89,085
Mortgage loans held for sale	—	2,645	—	—	2,645
Mortgage servicing rights	—	—	3,177	—	3,177
Derivative assets	342	4,677	2,081	(3,212)	3,888
Other assets	695	2,864	—	—	3,559
Total	$25,136	$75,172	$5,258	$(3,212)	$102,354
Time deposits	$—	$13	$—	$—	$13
Long-term debt	—	1,904	—	—	1,904
Derivative liabilities	114	5,188	2,332	(3,946)	3,688
Short-term borrowings and other liabilities(a)	729	1,778	—	—	2,507
Total	$843	$8,883	$2,332	$(3,946)	$8,112
December 31, 2025
Available-for-sale securities
U.S. Treasury and agencies	$24,038	$4,732	$—	$—	$28,770
Mortgage-backed securities
Residential agency	—	38,010	—	—	38,010
Commercial
Agency	—	7,742	—	—	7,742
Non-agency	—	7	—	—	7
Asset-backed securities	—	6,527	—	—	6,527
Obligations of state and political subdivisions	—	9,514	—	—	9,514
Other	—	268	—	—	268
Total available-for-sale	24,038	66,800	—	—	90,838
Mortgage loans held for sale	—	2,353	—	—	2,353
Mortgage servicing rights	—	—	3,159	—	3,159
Derivative assets	147	4,735	1,970	(3,151)	3,701
Other assets	524	2,261	—	—	2,785
Total	$24,709	$76,149	$5,129	$(3,151)	$102,836
Time deposits	$—	$718	$—	$—	$718
Long-term debt	—	1,414	—	—	1,414
Derivative liabilities	72	4,538	2,182	(3,392)	3,400
Short-term borrowings and other liabilities(a)	717	1,796	—	—	2,513
Total	$789	$8,466	$2,182	$(3,392)	$8,045
Note: Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $210 million and $203 million at June 30, 2026 and December 31, 2025, respectively, and reflect no impairment or observable price change adjustment at both June 30, 2026 and December 31, 2025. The Company did not record any adjustments for observable price changes during the first six months of 2026 and 2025.
(a)Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

66	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended June 30 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2026
Mortgage servicing rights	$3,152	$(58)	(a)	$—	$(2)	$85	(c)	$—	$3,177	$(58)	(a)
Net derivative assets and liabilities	490	(1,594)	(b)	629	(7)	—		231	(251)	(622)	(d)
2025
Mortgage servicing rights	$3,312	$(71)	(a)	$—	$—	$64	(c)	$—	$3,305	$(71)	(a)
Net derivative assets and liabilities	(727)	10	(e)	52	—	—		558	(107)	463	(f)
Six Months Ended June 30 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2026
Mortgage servicing rights	$3,159	$(129)	(a)	$—	$(4)	$151	(c)	$—	$3,177	$(129)	(a)
Net derivative assets and liabilities	(212)	(1,751)	(g)	1,029	(7)	—		690	(251)	(136)	(h)
2025
Mortgage servicing rights	$3,369	$(188)	(a)	$—	$1	$123	(c)	$—	$3,305	$(188)	(a)
Net derivative assets and liabilities	(1,800)	(181)	(i)	721	(2)	1		1,154	(107)	1,351	(j)
(a)Included in mortgage banking revenue.
(b)Approximately $51 million, $(1.6) billion and $(13) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(c)Represents MSRs capitalized during the period.
(d)Approximately $16 million, $(625) million and $(13) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(e)Approximately $53 million, $39 million and $(82) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(f)Approximately $21 million, $526 million and $(82) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(g)Approximately $95 million,$(1.8) billion and $(31) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(h)Approximately $16 million, $(121) million and $(31) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(i)Approximately $104 million, $(202) million and $(83) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(j)Approximately $21 million, $1.4 billion and $(83) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.

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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	June 30, 2026				December 31, 2025
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(a)	$—	$—	$144	$144	$—	$—	$763	$763
Other assets(b)	—	—	18	18	—	—	51	51
(a)Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Millions)	2026	2025	2026	2025
Loans(a)	$39	$99	$142	$198
Other assets(b)	1	1	2	2
(a)Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	67

Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of the assets and liabilities for which the fair value option has been elected and the aggregate remaining contractual principal balance outstanding:

	June 30, 2026			December 31, 2025
(Dollars in Millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding
Total loans(a)	$2,645	$2,625	$20	$2,353	$2,325	$28
Time deposits	13	13	—	718	718	—
Long-term debt	1,904	1,948	(44)	1,414	1,419	(5)
(a)Includes nonaccrual loans of $1 million carried at fair value with contractual principal outstanding of $1 million at June 30, 2026 and $1 million carried at fair value with contractual principal outstanding of $1 million at December 31, 2025. Includes loans 90 days or more past due of $2 million carried at fair value with contractual principal outstanding of $2 million at June 30, 2026 and $5 million carried at fair value with contractual principal outstanding of $5 million at December 31, 2025.
Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of June 30, 2026 and December 31, 2025. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	June 30, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$66,491	$66,491	$—	$—	$66,491	$46,890	$46,890	$—	$—	$46,890
Federal funds sold and securities purchased under resale agreements	5,742	—	5,742	—	5,742	12,359	—	12,359	—	12,359
Investment securities held-to-maturity	74,085	643	63,979	—	64,622	76,170	644	66,435	—	67,079
Loans held for sale(a)	393	—	—	393	393	185	—	—	185	185
Loans, net of allowance for losses	402,655	—	—	400,044	400,044	383,730	—	—	383,323	383,323
Other(b)	2,634	—	2,187	447	2,634	2,074	—	1,641	433	2,074
Financial Liabilities
Time deposits(c)	46,494	—	46,497	—	46,497	47,314	—	47,391	—	47,391
Short-term borrowings(d)	34,830	—	34,671	—	34,671	14,649	—	14,490	—	14,490
Long-term debt(e)	56,767	—	56,114	—	56,114	59,350	—	59,149	—	59,149
Other(f)	5,325	—	1,411	3,914	5,325	4,940	—	1,419	3,521	4,940
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
The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $370 million and $377 million at June 30, 2026 and December 31, 2025, respectively. The carrying value of other guarantees was $199 million and $187 million at June 30, 2026 and December 31, 2025, respectively.

68	U.S. Bancorp

NOTE 15	Guarantees and Contingent Liabilities
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
The Multi-District Litigation was divided into two putative class actions, one seeking damages (the “Damages Action”) and a separate class action seeking injunctive relief only (the “Injunctive Action”). The Damages Action was settled and is fully resolved. A number of individual cases by merchants who opted out of the Damages Action class settlement are still being litigated. In June 2024, the court declined to grant preliminary approval of a proposed settlement of the Injunctive Action. In November 2025, the parties reached a new settlement providing for lower interchange fees and various other rule changes for U.S. merchants, which the court preliminarily approved in June 2026. A final approval hearing is set for November 16, 2026.
Commitments to Extend Credit and Other Commitments Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses. The contractual amount represents the Company’s exposure to credit loss, in the event of default by the borrower. The contract or notional amounts of unfunded commitments to extend credit, excluding those commitments considered derivatives, were $457.9 billion and $444.7 billion at June 30, 2026 and December 31, 2025, respectively.
As part of the Company’s broker-dealer operations, the Company has commitments to enter into reverse repurchase agreements and repurchase agreements. At June 30, 2026, the amount of unfunded contractual commitments for reverse repurchase agreements and repurchase agreements were $16.6 billion and $19.8 billion, respectively, compared with $8.5 billion and $4.8 billion at December 31, 2025, respectively.
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at June 30, 2026:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$26	$12,300
Securities lending indemnifications	10,106	—	9,926
Asset sales	—	128	17,656	(a)
Merchant processing	456	51	156,990
Other	—	20	2,955
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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At June 30, 2026, the value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $15.1 billion. The Company held collateral of $358 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets related to these airline processing arrangements. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied guarantees associated with future delivery. At June 30, 2026, the liability was $30 million primarily related to these airline processing arrangements.

U.S. Bancorp	69

Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At June 30, 2026 and December 31, 2025, the Company had reserved $7 million for potential losses from representation and warranty obligations. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of June 30, 2026 and December 31, 2025, the Company had $16 million and $13 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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
Regulatory Matters The Company is continually subject to examinations, inquiries, investigations and other forms of regulatory and governmental inquiry or scrutiny covering a wide range of issues in its financial services businesses including in areas of heightened regulatory scrutiny, such as compliance, risk management, third-party risk management and consumer protection. In some cases, these matters are part of reviews of specified activities at multiple industry participants; in others, they are directed at the Company individually. For example, the Office of the Comptroller of the Currency and other government agencies are conducting inquiries or investigations of the Company and other banking organizations related to fair access to banking, including pursuant to Executive Order 14331 (Guaranteeing Fair Banking for All Americans) which directed a review of financial institutions’ policies and practices for providing, maintaining, or discontinuing financial products or services to customers or potential customers. The Company is cooperating fully with all pending examinations, inquiries and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution or alterations in the Company’s business practices (which may increase the Company’s operating expenses and decrease its revenue).
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

70	U.S. Bancorp

NOTE 16	Business Segments
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

U.S. Bancorp	71

Business segment results for the three months ended June 30 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking		Payment Services		Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Condensed Income Statement
Net interest income (taxable-equivalent basis)(a)	$1,937	$1,724	$1,836	$1,841	$774	$730	$(160)	$(215)	$4,387	$4,080
Noninterest income(b)(c)	1,834	1,496	537	535	1,038	984	(84)	(91)	3,325	2,924
Total net revenue(d)	3,771	3,220	2,373	2,376	1,812	1,714	(244)	(306)	7,712	7,004
Compensation and employee benefits	666	570	564	572	240	221	1,215	1,237	2,685	2,600
Other intangibles	44	46	51	58	19	20	—	—	114	124
Net shared services	611	615	550	545	520	532	(1,681)	(1,692)	—	—
Other direct expenses(e)	281	246	345	342	348	243	655	626	1,629	1,457
Total noninterest expense	1,602	1,477	1,510	1,517	1,127	1,016	189	171	4,428	4,181
Income (loss) before provision and income taxes	2,169	1,743	863	859	685	698	(433)	(477)	3,284	2,823
Provision for credit losses	129	178	78	37	385	384	(54)	(98)	538	501
Income (loss) before income taxes	2,040	1,565	785	822	300	314	(379)	(379)	2,746	2,322
Income taxes and taxable-equivalent adjustment	510	391	196	206	75	79	(218)	(175)	563	501
Net income (loss)	1,530	1,174	589	616	225	235	(161)	(204)	2,183	1,821
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(6)	(6)	(6)	(6)
Net income (loss) attributable to U.S. Bancorp	$1,530	$1,174	$589	$616	$225	$235	$(167)	$(210)	$2,177	$1,815

Average Balance Sheet
Loans	$213,957	$185,545	$144,008	$149,500	$45,947	$42,224	$1,569	$1,260	$405,481	$378,529
Goodwill	5,028	4,826	4,326	4,326	3,479	3,425	—	—	12,833	12,577
Other intangible assets	645	817	3,910	4,277	241	258	6	8	4,802	5,360
Assets	268,412	234,434	157,112	165,129	51,171	47,840	218,015	225,938	694,710	673,341
Noninterest-bearing deposits	57,877	55,230	18,632	19,732	2,390	2,439	1,712	1,716	80,611	79,117
Interest-bearing deposits	227,688	213,621	206,430	200,548	93	95	258	9,509	434,469	423,773
Total deposits	285,565	268,851	225,062	220,280	2,483	2,534	1,970	11,225	515,080	502,890
Total U.S. Bancorp shareholders’ equity	25,064	23,700	12,865	13,563	10,692	10,234	18,244	13,402	66,865	60,899
(a)Total net interest income includes a taxable-equivalent adjustment of $26 million and $29 million for the three months ended June 30, 2026 and 2025, respectively. See Non-GAAP Financial Measures beginning on page 27.
(b)Payment Services noninterest income presented net of related rewards and rebate costs and certain partner payments of $867 million and $789 million for the three months ended June 30, 2026 and 2025, respectively.
(c)Total noninterest income includes revenue generated from certain contracts with customers of $2.7 billion and $2.4 billion for the three months ended June 30, 2026 and 2025, respectively.
(d)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded a total of $202 million and $199 million of revenue for the three months ended June 30, 2026 and 2025, primarily consisting of interest income on sales-type and direct financing leases.
(e)Other direct expenses for each reportable segment includes: net occupancy and equipment, professional services, marketing and business development, technology and communications, and other.

72	U.S. Bancorp

Business segment results for the six months ended June 30 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking		Payment Services		Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Condensed Income Statement
Net interest income (taxable-equivalent basis)(a)	$3,811	$3,432	$3,635	$3,608	$1,568	$1,472	$(336)	$(310)	$8,678	$8,202
Noninterest income(b)(c)	3,442	2,918	1,052	1,058	1,963	1,896	(135)	(112)	6,322	5,760
Total net revenue(d)	7,253	6,350	4,687	4,666	3,531	3,368	(471)	(422)	15,000	13,962
Compensation and employee benefits	1,253	1,128	1,123	1,140	476	437	2,461	2,532	5,313	5,237
Other intangibles	84	92	103	117	37	38	—	—	224	247
Net shared services	1,216	1,215	1,089	1,091	1,025	1,069	(3,330)	(3,375)	—	—
Other direct expenses(e)	526	499	677	679	598	464	1,355	1,287	3,156	2,929
Total noninterest expense	3,079	2,934	2,992	3,027	2,136	2,008	486	444	8,693	8,413
Income (loss) before provision and income taxes	4,174	3,416	1,695	1,639	1,395	1,360	(957)	(866)	6,307	5,549
Provision for credit losses	194	220	150	99	732	701	38	18	1,114	1,038
Income (loss) before income taxes	3,980	3,196	1,545	1,540	663	659	(995)	(884)	5,193	4,511
Income taxes and taxable-equivalent adjustment	995	799	386	386	166	165	(487)	(376)	1,060	974
Net income (loss)	2,985	2,397	1,159	1,154	497	494	(508)	(508)	4,133	3,537
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(11)	(13)	(11)	(13)
Net income (loss) attributable to U.S. Bancorp	$2,985	$2,397	$1,159	$1,154	$497	$494	$(519)	$(521)	$4,122	$3,524

Average Balance Sheet
Loans	$208,980	$183,872	$144,100	$151,702	$44,980	$41,917	$1,493	$1,286	$399,553	$378,777
Other earning assets	15,747	13,538	2,530	3,335	6	31	208,759	216,113	227,042	233,017
Goodwill	4,928	4,825	4,326	4,326	3,480	3,409	—	—	12,734	12,560
Other intangible assets	663	840	3,912	4,322	240	254	6	8	4,821	5,424
Assets	262,350	232,532	157,044	165,877	50,096	47,338	222,024	225,631	691,514	671,378
Noninterest-bearing deposits	57,837	55,581	18,507	19,502	2,407	2,527	1,869	1,795	80,620	79,405
Interest-bearing deposits	228,924	216,457	205,082	199,628	93	95	381	9,117	434,480	425,297
Total deposits	286,761	272,038	223,589	219,130	2,500	2,622	2,250	10,912	515,100	504,702
Total U.S. Bancorp shareholders’ equity	24,636	23,604	12,986	13,637	10,644	10,232	18,098	12,785	66,364	60,258
(a)Total net interest income includes a taxable-equivalent adjustment of $54 million and $59 million for the six months ended June 30, 2026 and 2025, respectively. See Non-GAAP Financial Measures beginning on page 27.
(b)Payment Services noninterest income presented net of related rewards and rebate costs and certain partner payments of $1.7 billion and $1.5 billion for the six months ended June 30, 2026 and 2025, respectively.
(c)Total noninterest income includes revenue generated from certain contracts with customers of $5.1 billion and $4.7 billion for the six months ended June 30, 2026 and 2025, respectively.
(d)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded a total of $399 million and $396 million of revenue for the six months ended June 30, 2026 and 2025, respectively, primarily consisting of interest income on sales-type and direct financing leases.
(e)Other direct expenses for each reportable segment includes: net occupancy and equipment, professional services, marketing and business development, technology and communications, and other.

U.S. Bancorp	73

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Three Months Ended June 30
	2026			2025			2026 v 2025
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities(b)	$170,528	$1,361	3.19%	$172,841	$1,373	3.18%	(1.3)%
Loans held for sale	2,783	43	6.11	4,843	59	4.85	(42.5)
Loans(c)
Commercial	157,384	1,992	5.08	137,966	1,903	5.53	14.1
Commercial real estate	51,257	731	5.72	48,466	723	5.98	5.8
Residential mortgages	117,196	1,191	4.07	115,616	1,160	4.01	1.4
Credit card	38,403	1,188	12.41	35,439	1,136	12.86	8.4
Other retail	41,241	635	6.18	41,042	637	6.22	.5
Total loans	405,481	5,737	5.67	378,529	5,559	5.89	7.1
Interest-bearing deposits with banks	32,450	300	3.71	41,550	451	4.36	(21.9)
Other earning assets(d)	17,759	183	4.13	15,579	191	4.94	14.0
Total earning assets(d)	629,001	7,624	4.86	613,342	7,633	4.99	2.6
Allowance for loan losses	(7,671)			(7,605)			(.9)
Unrealized gain (loss) on investment securities	(4,527)			(6,602)			31.4
Other assets	77,907			74,206			5.0
Total assets	$694,710			$673,341			3.2
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$80,611			$79,117			1.9%
Interest-bearing deposits
Interest checking	132,358	369	1.12	131,599	415	1.26	.6
Money market savings	181,978	1,235	2.72	177,087	1,347	3.05	2.8
Savings accounts	73,709	365	1.99	58,171	252	1.74	26.7
Time deposits	46,424	361	3.12	56,916	527	3.71	(18.4)
Total interest-bearing deposits	434,469	2,330	2.15	423,773	2,541	2.41	2.5
Short-term borrowings
Federal funds purchased	989	9	3.53	832	9	4.23	18.9
Securities sold under agreements to repurchase(d)	11,414	103	3.63	10,409	119	4.58	9.7
Commercial paper	4,383	26	2.39	4,141	28	2.75	5.8
Other short-term borrowings(e)	7,066	111	6.29	7,409	135	7.30	(4.6)
Total short-term borrowings(d)	23,852	249	4.19	22,791	291	5.12	4.7
Long-term debt	61,589	658	4.28	62,354	721	4.64	(1.2)
Total interest-bearing liabilities(d)	519,910	3,237	2.50	508,918	3,553	2.80	2.2
Other liabilities	26,862			23,950			12.2
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	60,057			54,091			11.0
Total U.S. Bancorp shareholders’ equity	66,865			60,899			9.8
Noncontrolling interests	462			457			1.1
Total equity	67,327			61,356			9.7
Total liabilities and equity	$694,710			$673,341			3.2
Net interest income		$4,387			$4,080
Gross interest margin			2.36%			2.19%
Gross interest margin without taxable-equivalent increments			2.34%			2.17%
Percent of Earning Assets
Interest income			4.86%			4.99%
Interest expense			2.07			2.33
Net interest margin			2.79%			2.66%
Net interest margin without taxable-equivalent increments			2.77%			2.64%
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
(d)Interest income and interest expense related to certain repurchase and reverse repurchase transactions recorded under enforceable netting agreements are presented on a net basis, consistent with the presentation of the related balances on the consolidated balance sheet. Total interest income and interest expense reflected on a gross basis for these arrangements was $8,159 million and $3,772 million, respectively, for the three months ended June 30, 2026.
(e)Interest expense and rates include interest paid on collateral associated with derivative positions.

74	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Six Months Ended June 30
	2026			2025			2026 v 2025
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities(b)	$170,997	$2,683	3.14%	$172,014	$2,701	3.14%	(.6)%
Loans held for sale	2,556	78	6.07	3,341	87	5.17	(23.5)
Loans(c)
Commercial	153,629	3,875	5.08	136,219	3,762	5.57	12.8
Commercial real estate	50,338	1,426	5.71	48,677	1,448	6.00	3.4
Residential mortgages	116,944	2,349	4.02	117,221	2,349	4.01	(.2)
Credit card	37,875	2,369	12.61	35,262	2,273	13.00	7.4
Other retail	40,767	1,253	6.20	41,398	1,270	6.19	(1.5)
Total loans	399,553	11,272	5.68	378,777	11,102	5.90	5.5
Interest-bearing deposits with banks	35,635	650	3.68	42,637	932	4.41	(16.4)
Other earning assets(d)	17,854	376	4.25	15,025	357	4.80	18.8
Total earning assets(d)	626,595	15,059	4.85	611,794	15,179	4.99	2.4
Allowance for loan losses	(7,647)			(7,597)			(.7)
Unrealized gain (loss) on investment securities	(4,399)			(6,537)			32.7
Other assets	76,965			73,718			4.4
Total assets	$691,514			$671,378			3.0
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$80,620			$79,405			1.5%
Interest-bearing deposits
Interest checking	131,484	721	1.11	128,642	757	1.19	2.2
Money market savings	185,463	2,496	2.71	186,213	2,830	3.07	(.4)
Savings accounts	71,022	670	1.90	54,243	422	1.57	30.9
Time deposits	46,511	727	3.15	56,199	1,043	3.74	(17.2)
Total interest-bearing deposits	434,480	4,614	2.14	425,297	5,052	2.40	2.2
Short-term borrowings
Federal funds purchased	810	14	3.50	847	18	4.25	(4.4)
Securities sold under agreements to repurchase(d)	10,858	208	3.87	9,851	216	4.42	10.2
Commercial paper	4,500	53	2.36	4,508	62	2.78	(.2)
Other short-term borrowings(e)	5,560	188	6.81	5,621	244	8.75	(1.1)
Total short-term borrowings(d)	21,728	463	4.30	20,827	540	5.23	4.3
Long-term debt	61,548	1,304	4.27	60,360	1,385	4.63	2.0
Total interest-bearing liabilities(d)	517,756	6,381	2.49	506,484	6,977	2.78	2.2
Other liabilities	26,314			24,772			6.2
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	59,556			53,450			11.4
Total U.S. Bancorp shareholders’ equity	66,364			60,258			10.1
Noncontrolling interests	460			459			.2
Total equity	66,824			60,717			10.1
Total liabilities and equity	$691,514			$671,378			3.0
Net interest income		$8,678			$8,202
Gross interest margin			2.36%			2.21%
Gross interest margin without taxable-equivalent increments			2.34%			2.19%
Percent of Earning Assets
Interest income			4.85%			4.99%
Interest expense			2.07			2.30
Net interest margin			2.78%			2.69%
Net interest margin without taxable-equivalent increments			2.76%			2.67%
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
(d)Interest income and interest expense related to certain repurchase and reverse repurchase transactions recorded under enforceable netting agreements are presented on a net basis, consistent with the presentation of the related balances on the consolidated balance sheet. Total interest income and interest expense reflected on a gross basis for these arrangements was $16,025 million and $7,347 million, respectively, for the six months ended June 30, 2026.
(e)Interest expense and rates include interest paid on collateral associated with derivative positions.

U.S. Bancorp	75

Part II — Other Information
Item 1. Legal Proceedings — See the information set forth in “Litigation and Regulatory Matters” in Note 15 in the Notes to Consolidated Financial Statements on page 70 of this Report, which is incorporated herein by reference.
Item 1A. Risk Factors — There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for discussion of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — See the information set forth in the “Capital Management” section on page 22 of this Report for information regarding shares repurchased by the Company during the second quarter of 2026, which is incorporated herein by reference.
Item 5. Other Information — During the three months ended June 30, 2026, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

76	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. BANCORP

	By:	/s/ LISA R. STARK
Dated: August 6, 2026		Lisa R. Stark Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	77

Corporate Information
Executive Offices
U.S. Bancorp
200 S. Sixth St.
Minneapolis, MN 55402
Investor Relations Contact
Brian Mauney
Senior Vice President, Head of Investor Relations
brian.mauney@usbank.com
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
200 S. Sixth St.
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