Form 10-Q
period 2026-09-30
US BANCORP \DE\
filed 2026-11-05
CIK 36104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2026
Common Stock, $.01 Par Value	1,558,208,825 shares

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
•Risks arising from the development, implementation, use and management of emerging technologies, including artificial intelligence, by U.S. Bancorp, its customers or other third parties and the ability to achieve expected or potential benefits, such as increased productivity, profitability and cost savings;
•Failures or disruptions in or breaches of U.S. Bancorp’s operational, technology, data security or other security systems or infrastructure, or those of third parties, including as a result of cybersecurity incidents;
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
•Management’s ability to effectively manage credit risk, market risk, operational risk, compliance risk, strategic risk, interest rate risk, and liquidity risk; and
•The risks and uncertainties more fully discussed in the section entitled “Risk Factors” of U.S. Bancorp’s Form 10-K for the year ended December 31, 2025, and subsequent filings with the Securities and Exchange Commission (“SEC”).
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

2	U.S. Bancorp

TABLE 1	Selected Financial Data

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2026	2025	Percent Change	2026	2025	Percent Change
Condensed Income Statement
Net interest income	$4,468	$4,222	5.8%	$13,092	$12,365	5.9%
Taxable-equivalent adjustment(a)	22	29	(24.1)	76	88	(13.6)
Net interest income (taxable-equivalent basis)(b)	4,490	4,251	5.6	13,168	12,453	5.7
Noninterest income	3,480	3,078	13.1	9,802	8,838	10.9
Total net revenue	7,970	7,329	8.7	22,970	21,291	7.9
Noninterest expense	4,493	4,197	7.1	13,186	12,610	4.6
Provision for credit losses	654	571	14.5	1,768	1,609	9.9
Income before taxes	2,823	2,561	10.2	8,016	7,072	13.3
Income taxes and taxable-equivalent adjustment	615	553	11.2	1,675	1,527	9.7
Net income	2,208	2,008	10.0	6,341	5,545	14.4
Net (income) loss attributable to noncontrolling interests	(6)	(7)	14.3	(17)	(20)	15.0
Net income attributable to U.S. Bancorp	$2,202	$2,001	10.0	$6,324	$5,525	14.5
Net income applicable to U.S. Bancorp common shareholders	$2,095	$1,893	10.7	$6,034	$5,229	15.4
Per Common Share
Earnings per share	$1.34	$1.22	9.8%	$3.88	$3.36	15.5%
Diluted earnings per share	1.34	1.22	9.8	3.88	3.35	15.8
Dividends declared per share	.54	.52	3.8	1.58	1.52	3.9
Book value per share(c)	38.27	36.33	5.3
Tangible book value per common share(b)	29.34	27.84	5.4
Market value per share	57.76	48.33	19.5
Average diluted common shares outstanding	1,559	1,557.1		1,556	1,559	(.2)
Financial Ratios
Return on average assets	1.25%	1.17%		1.22%	1.10%
Return on average common equity	13.6	13.5		13.4	12.9
Return on tangible common equity(b)	18.5	18.6		18.1	18.0
Net interest margin (taxable-equivalent basis)(a)	2.84	2.75		2.80	2.71
Efficiency ratio(b)	55.9	57.2		57.0	59.0
Net charge-offs as a percent of average loans outstanding	.51	.56		.53	.58
Average Balances
Loans	$409,548	$379,152	8.0%	$402,922	$378,903	6.3%
Investment securities(d)	166,350	173,423	(4.1)	169,431	172,489	(1.8)
Assets	696,631	679,605	2.5	693,239	674,150	2.8
Deposits	526,602	511,782	2.9	518,976	507,087	2.3
Long-term debt	56,133	63,329	(11.4)	59,723	61,360	(2.7)
	September 30, 2026	December 31, 2025
Period End Balances
Loans	$415,247	$391,335	6.1%
Investment securities	153,151	167,008	(8.3)
Assets	702,966	692,345	1.5
Deposits	531,705	522,216	1.8
Long-term debt	51,996	60,764	(14.4)
Total U.S. Bancorp shareholders’ equity	66,425	65,193	1.9
Credit Quality
Allowance for credit losses	$8,165	$7,947	2.7%
Nonperforming assets	1,324	1,590	(16.7)
Capital Ratios
Common equity tier 1 capital	10.8%	10.8%
Tier 1 capital	12.3	12.3
Total risk-based capital	14.3	14.2
Leverage	9.0	8.7
Supplementary leverage	7.3	7.1
Tangible common equity to tangible assets(b)	6.6	6.7
Tangible common equity to risk-weighted assets(b)	9.0	9.4
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

Management’s Discussion and Analysis
Overview
Financial Performance U.S. Bancorp and its subsidiaries (the “Company”) reported net income attributable to U.S. Bancorp of $2.2 billion in the third quarter of 2026, compared with $2.0 billion in the third quarter of 2025. Financial performance for the third quarter of 2026, compared with the third quarter of 2025, included the following:
•Diluted earnings per common share of $1.34 in the third quarter of 2026, representing a 9.8 percent increase compared with the third quarter of 2025;
•Net interest income increased $246 million (5.8 percent) primarily due to loan growth, the impact of a small business credit card portfolio purchase in the third quarter of 2026, and benefits from fixed asset repricing;
•Noninterest income increased $402 million (13.1 percent) driven by higher capital markets revenue, trust and investment management fees, and corporate payment and treasury management revenue;
•Noninterest expense increased $296 million (7.1 percent), reflecting the impact of the BTIG acquisition, higher compensation and employee benefits expense, higher technology and communications expense, and higher marketing and business development expense;
•Average loans increased $30.4 billion (8.0 percent) driven by higher commercial loans, commercial real estate loans and credit card loans; and
•Average deposits increased $14.8 billion (2.9 percent), driven by an increase in savings account and money market balances, partially offset by a decrease in time deposits.
The Company reported net income attributable to U.S. Bancorp of $6.3 billion in the first nine months of 2026, compared with $5.5 billion in the first nine months of 2025. Financial performance for the first nine months of 2026, compared with the first nine months of 2025, included the following:
•Diluted earnings per common share of $3.88 in the first nine months of 2026, representing a 15.8 percent increase compared with the first nine months of 2025;
•Net interest income increased $727 million (5.9 percent) primarily due to loan growth, the impact of the small business credit card portfolio purchase, and benefits from fixed asset repricing;
•Noninterest income increased $964 million (10.9 percent) driven by higher revenue across most categories and the contribution from the BTIG acquisition;
•Noninterest expense increased $576 million (4.6 percent), reflecting the impact of the BTIG acquisition, higher compensation and employee benefits expense, higher technology and communications expense, and higher marketing and business development expense;
•Average loans increased $24.0 billion (6.3 percent) driven by higher commercial loans, credit card loans and commercial real estate loans; and
•Average deposits increased $11.9 billion (2.3 percent), driven by an increase in savings account balances, partially offset by a decrease in time deposits.
Credit Quality The Company maintained stable credit quality during the first nine months of 2026.
•The allowance for credit losses was $8.2 billion at September 30, 2026, compared to $7.9 billion at December 31, 2025. The ratio of the allowance for credit losses to period-end loans was 1.97 percent at September 30, 2026, compared to 2.03 percent at December 31, 2025.
•The provision for credit losses increased $83 million (14.5 percent) in the third quarter of 2026 and $159 million (9.9 percent) in the first nine months of 2026, compared with the same periods of 2025, reflecting the impact of the small business credit card portfolio purchase, partially offset by improvement in the economic outlook and favorable credit performance.
•Nonperforming assets were $1.3 billion at September 30, 2026, a decrease of $266 million (16.7 percent) compared with December 31, 2025, driven by lower nonperforming commercial loans.
•Net charge-offs decreased $13 million in the third quarter of 2026 and $32 million in the first nine months of 2026, compared with the same periods of the prior year, reflecting lower commercial real estate and credit card loan net charge-offs, partially offset by higher commercial loan net charge-offs.
•Total loan net charge-offs as a percentage of average loans was 0.51 percent in the third quarter of 2026 and 0.53 percent in the first nine months of 2026, compared with 0.56 percent and 0.58 percent, respectively, for the same periods of 2025.
Capital Management At September 30, 2026, all of the Company’s regulatory capital ratios exceeded regulatory “well-capitalized” requirements.
•The Company’s common equity tier 1 capital ratio was 10.8 percent at both September 30, 2026 and December 31, 2025.
•The Company returned $848 million and $3.0 billion of earnings to shareholders in the third quarter of 2026 and the first nine months of 2026, respectively, through dividends and share repurchases.
BTIG acquisition On June 1, 2026, the Company acquired BTIG for a purchase price consisting of approximately $395 million of cash and 6.6 million shares of the Company’s common stock paid on the closing date, with up to an additional $275 million of cash consideration to be paid over the next three years, subject to achievement of defined performance targets. BTIG is a global financial services firm specializing in institutional trading, investment banking, research and related brokerage services. The acquisition has contributed fee revenue to the Company’s Wealth, Corporate,

4	U.S. Bancorp

Commercial and Institutional Banking business segment through expanded product offerings.
Statement of Income Analysis
The Company reported net income attributable to U.S. Bancorp of $2.2 billion for the third quarter of 2026, or $1.34 per diluted common share, compared with $2.0 billion, or $1.22 per diluted common share, for the third quarter of 2025. The Company reported net income attributable to U.S. Bancorp of $6.3 billion for the first nine months of 2026, or $3.88 per diluted common share, compared with $5.5 billion, or $3.35 per diluted common share, for the first nine months of 2025. The increases were due to higher net interest income and noninterest income, partially offset by higher noninterest expense and higher provision for credit losses.
Net Interest Income Net interest income was $4.5 billion in the third quarter and $13.1 billion in the first nine months of 2026, representing increases of $246 million (5.8 percent) and $727 million (5.9 percent), respectively, compared with the same periods of 2025. The increases were primarily due to loan growth, the impact of the small business credit card portfolio purchase in the third quarter of 2026, and benefits from fixed asset repricing. Average earning assets for the third quarter and the first nine months of 2026 were $13.3 billion (2.1 percent) and $14.3 billion (2.3 percent) higher, respectively, than the same periods of 2025, reflecting increases in loans and other earning assets, partially offset by decreases in interest-bearing deposits with banks and investment securities. The net interest margin, on a taxable-equivalent basis, was 2.84 percent in the third quarter of 2026 and 2.80 percent in the first nine months of 2026, compared with 2.75 percent and 2.71 percent, respectively, for the same periods of 2025. The increases from the prior year reflected benefits from fixed asset repricing and improved asset mix. Refer to the “Consolidated Daily Average Balance Sheet and Related Yields and Rates” tables for further information on net interest income.
Average total loans in the third quarter and the first nine months of 2026 were $30.4 billion (8.0 percent) and $24.0 billion (6.3 percent) higher, respectively, than the same periods of 2025, primarily due to higher commercial loans, commercial real estate loans and credit card loans. The increase in average commercial loans was primarily due to higher corporate loans and loans to financial institutions. Average commercial real estate loans increased due to higher commercial mortgage loan originations. The increase in average credit card loans was primarily driven by higher sales volume, along with the impact of the small business credit card portfolio purchase.
Average investment securities in the third quarter and the first nine months of 2026 were $7.1 billion (4.1 percent) and $3.1 billion (1.8 percent) lower, respectively, than the same periods of 2025, primarily due to net investment securities sales and maturities, reflecting balance sheet management actions.
Average total deposits for the third quarter and the first nine months of 2026 were $14.8 billion (2.9 percent) and $11.9 billion (2.3 percent) higher, respectively, than the same periods of 2025. Average savings deposits for the third quarter and the first nine months of 2026 were $16.4 billion (26.2 percent) and $16.6 billion (29.2 percent) higher, respectively, than the same periods of 2025, primarily due to an increase in Consumer and Business Banking balances. Average money market deposits for the third quarter of 2026 and the first nine months of 2026 were $5.0 billion (2.8 percent) and $1.2 billion (0.7 percent) higher, respectively, than the same periods of 2025, driven by an increase in Wealth, Corporate, Commercial and Institutional Banking balances, partially offset by a decrease in Consumer and Business Banking balances. Average time deposits for the third quarter and the first nine months of 2026 were $11.0 billion (19.3 percent) and $10.1 billion (17.9 percent) lower, respectively, than the same periods of 2025, primarily due to decreases in Treasury and Corporate Support balances and Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics.
Provision for Credit Losses The provision for credit losses was $654 million in the third quarter and $1.8 billion in the first nine months of 2026, representing increases of $83 million (14.5 percent) and $159 million (9.9 percent), respectively, from the same periods of 2025. The increases were primarily driven by the impact of recording the initial provision for credit losses of $135 million related to the purchase of the small business credit card portfolio in the third quarter of 2026 along with loan growth, partially offset by improvement in the economic outlook and favorable credit performance. Net charge-offs decreased $13 million (2.4 percent) in the third quarter of 2026 and $32 million (2.0 percent) in the first nine months of 2026, compared with the same periods of 2025. The decreases were driven by lower commercial real estate loan and credit card loan net charge-offs, partially offset by higher commercial loan net charge-offs. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
Noninterest Income Noninterest income was $3.5 billion in the third quarter of 2026 and $9.8 billion in the first nine months of 2026, representing increases of $402 million (13.1 percent) and $964 million (10.9 percent), respectively, compared with the same periods of 2025. The increases from the prior year were driven by higher capital markets revenue, trust and investment management fees, corporate payment and treasury management revenue, card revenue, lending and deposit-related fees and other noninterest income, partially offset by higher losses on the sales of investment securities. Capital markets revenue increased primarily due to the contribution from BTIG following the acquisition in the second quarter of 2026, along with higher syndication and client-related derivative activity. Trust and investment management fees increased primarily due to business growth and favorable market conditions. Corporate payment and treasury management revenue and card revenue increased primarily due to higher sales volume. Lending and deposit-related fees increased primarily due to higher loan fees, while other noninterest income increased due to higher equity investment gains.

U.S. Bancorp	5

TABLE 2	Noninterest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2026	2025	Percent Change	2026	2025	Percent Change
Card revenue	$440	$415	6.0%	$1,266	$1,202	5.3%
Corporate payment and treasury management revenue	457	407	12.3	1,305	1,228	6.3
Merchant processing services	461	463	(.4)	1,382	1,352	2.2
Trust and investment management fees	802	730	9.9	2,332	2,113	10.4
Lending and deposit-related fees	308	290	6.2	910	833	9.2
Capital markets revenue	640	378	69.3	1,529	985	55.2
Mortgage banking revenue	155	180	(13.9)	485	515	(5.8)
Investment products fees	116	97	19.6	315	274	15.0
Other	166	125	32.8	427	400	6.8
Total fee revenue	3,545	3,085	14.9	9,951	8,902	11.8
Securities gains (losses), net	(65)	(7)	*	(149)	(64)	*
Total noninterest income	$3,480	$3,078	13.1%	$9,802	$8,838	10.9%
*Not meaningful
Effective January 1, 2026, the Company made changes and reclassifications to certain fee revenue items in order to align financial reporting with current management of the Company’s businesses. Prior period amounts have been conformed to the current period presentation.

TABLE 3	Noninterest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in Millions)	2026	2025	Percent Change	2026	2025	Percent Change
Compensation and employee benefits	$2,753	$2,561	7.5%	$8,066	$7,798	3.4%
Net occupancy and equipment	309	300	3.0	916	907	1.0
Professional services	115	117	(1.7)	319	324	(1.5)
Marketing and business development	199	175	13.7	632	518	22.0
Technology and communications	666	560	18.9	1,840	1,627	13.1
Other intangibles	127	125	1.6	351	372	(5.6)
Other	324	359	(9.7)	1,062	1,064	(.2)
Total noninterest expense	$4,493	$4,197	7.1%	$13,186	$12,610	4.6%
Efficiency ratio(a)	55.9%	57.2%		57.0%	59.0%
(a)See Non-GAAP Financial Measures beginning on page 27.
Noninterest Expense Noninterest expense was $4.5 billion in the third quarter of 2026 and $13.2 billion in the first nine months of 2026, representing increases of $296 million (7.1 percent) and $576 million (4.6 percent), respectively, from the same periods of 2025. The increases from the prior year reflected the impact of the BTIG acquisition, higher compensation and employee benefits expense, higher technology and communications expense, and higher marketing and business development expense. Compensation and employee benefits expense increased primarily due to the impact of BTIG, along with merit increases. Technology and communications expense increased primarily due to investments in product and technology development, while marketing and business development expense was higher primarily due to increased initiatives.
Income Tax Expense The provision for income taxes was $593 million (an effective rate of 21.2 percent) for the third quarter of 2026 and $1.6 billion (an effective rate of 20.1 percent) for the first nine months of 2026, compared with $524 million (an effective rate of 20.7 percent) and $1.4 billion (an effective rate of 20.6 percent) for the same periods of 2025, respectively.
Balance Sheet Analysis
Loans The Company’s loan portfolio was $415.2 billion at September 30, 2026, compared with $391.3 billion at December 31, 2025, an increase of $23.9 billion (6.1 percent). The increase was driven by higher commercial loans, commercial real estate loans and credit card loans.
Commercial loans increased $12.4 billion (8.5 percent) at September 30, 2026, compared with December 31, 2025, primarily due to growth in corporate loans.
Commercial real estate loans increased $4.5 billion (9.3 percent) at September 30, 2026, compared with December 31, 2025, primarily due to increased commercial mortgage originations.
Credit card loans increased $3.6 billion (9.4 percent) at September 30, 2026, compared with December 31, 2025,

6	U.S. Bancorp

primarily due to the purchase of the small business credit card portfolio in the third quarter of 2026, along with higher sales volumes.
Other retail loans increased $2.5 billion (6.0 percent) at September 30, 2026, compared with December 31, 2025, primarily due to higher revolving credit balances and retail leasing balances.
Residential mortgages held in the loan portfolio increased $921 million (0.8 percent) at September 30, 2026, compared with December 31, 2025, driven by originations. Residential mortgages originated and placed in the Company’s loan portfolio include jumbo mortgages and branch-originated first lien home equity loans to borrowers with high credit quality.
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
Loans Held for Sale Loans held for sale, consisting primarily of residential mortgages to be sold in the secondary market, were $2.4 billion at September 30, 2026, a slight decrease compared with December 31, 2025. Almost all of the residential mortgage loans the Company originates or purchases for sale follow guidelines that allow the loans to be sold into existing, highly liquid secondary markets, in particular in government agency transactions and to government sponsored enterprises (“GSEs”).
Investment Securities Investment securities totaled $153.2 billion at September 30, 2026, compared with $167.0 billion at December 31, 2025. The $13.9 billion (8.3 percent) decrease was primarily due to net investment securities sales and maturities, reflecting balance sheet management actions.
The Company’s available-for-sale investment securities are carried at fair value with changes in fair value reflected in other comprehensive income (loss) unless a portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. At September 30, 2026, the Company’s net unrealized losses on available-for-sale investment securities were $7.3 billion ($5.5 billion net-of-tax), compared with net unrealized losses of $4.4 billion ($3.3 billion net-of-tax) at December 31, 2025. The unfavorable change in net unrealized gains (losses) was primarily due to a decrease in fair value of mortgage-backed securities as a result of changes in interest rates. Gross unrealized losses on available-for-sale investment securities totaled $7.3 billion at September 30, 2026, compared with $4.7 billion at December 31, 2025. When evaluating credit losses, the
Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of the underlying collateral, the existence of any government or agency guarantees, and market conditions. At September 30, 2026, the Company had no plans to sell securities with unrealized losses, and believed it was more likely than not that it would not be required to sell such securities before recovery of their amortized cost.
Refer to Notes 4 and 14 in the Notes to Consolidated Financial Statements for further information on investment securities.
Deposits Total deposits were $531.7 billion at September 30, 2026, compared with $522.2 billion at December 31, 2025. The $9.5 billion (1.8 percent) increase in total deposits was driven by an increase in savings account balances, partially offset by decreases in time deposits and money market deposits. Savings account balances increased $15.9 billion (24.1 percent), driven by higher Consumer and Business Banking balances. Time deposits decreased $4.0 billion (8.3 percent) at September 30, 2026, compared with December 31, 2025, driven by lower Consumer and Business Banking balances. Changes in time deposits are primarily related to those deposits managed as an alternative to other funding sources, based largely on relative pricing and liquidity characteristics. Money market deposit balances decreased $2.7 billion (1.4 percent), primarily due to lower Consumer and Business Banking balances, partially offset by higher Wealth, Corporate, Commercial and Institutional Banking balances.
Borrowings The Company utilizes both short-term and long-term borrowings as part of its asset/liability management and funding strategies. Short-term borrowings, which include federal funds purchased, commercial paper, repurchase agreements, borrowings secured by high-grade assets and other short-term borrowings, were $21.0 billion at September 30, 2026, compared with $17.2 billion at December 31, 2025. The $3.9 billion (22.6 percent) increase in short-term borrowings was primarily due to higher short-term Federal Home Loan Bank (“FHLB”) balances, partially offset by lower repurchase agreement balances. Long-term debt was $52.0 billion at September 30, 2026, compared with $60.8 billion at December 31, 2025. The $8.8 billion (14.4 percent) decrease was primarily due to a $15.0 billion decrease in FHLB advances, $1.4 billion of medium-term note maturities and $1.2 billion of subordinated note maturities, partially offset by $5.1 billion of medium-term note, $2.3 billion of bank note, $1.6 billion of credit-linked bank note and $1.3 billion of subordinated note issuances. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

U.S. Bancorp	7

TABLE 4	Investment Securities

	September 30, 2026				December 31, 2025
(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted- Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies	$649	$644	0.6	3.00%	$648	$644	1.3	3.00%
Mortgage-backed securities(a)	72,025	58,486	8.7	2.35	75,235	66,146	8.0	2.34
Other	249	250	1.2	2.67	287	289	1.5	2.63
Total held-to-maturity	$72,923	$59,380	8.6	2.36%	$76,170	$67,079	7.9	2.34%
Available-for-Sale
U.S. Treasury and agencies	$26,818	$25,143	3.9	3.37%	$30,098	$28,770	4.0	2.61%
Mortgage-backed securities(a)	49,269	44,882	7.2	4.13	47,776	45,759	5.8	3.91
Asset-backed securities(a)	4,173	4,175	4.0	4.91	6,512	6,527	4.2	4.94
Obligations of state and political subdivisions(b)(c)	7,515	5,922	12.3	3.85	10,387	9,514	9.7	3.66
Other	106	106	1.7	4.48	265	268	1.3	4.63
Total available-for-sale(d)	$87,881	$80,228	6.5	3.91%	$95,038	$90,838	5.5	3.55%
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
(d)Amortized cost excludes portfolio level hedge basis adjustments of $(341) million at September 30, 2026 and $185 million at December 31, 2025.
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
•Capital ratios and projections, including regulatory measures and stressed scenarios; and
•Strategic risk and stakeholder considerations, impacts and responses.
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
The Company manages its credit risk, in part, through diversification of its loan portfolio which is achieved through limit setting by product-type criteria, such as industry and geography, and identification of credit concentrations. The Company categorizes its loan portfolio into two segments, which is the level at which it develops and documents a systematic methodology to determine the allowance for credit losses. The Company’s two loan portfolio segments are commercial lending and consumer lending.
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
The consumer lending segment represents loans and leases made to consumer customers, including residential mortgages, consumer credit card loans and other retail loans such as revolving consumer lines, auto loans and leases and home equity loans and lines. It also includes credit card loans made to small business customers. Key risk characteristics relevant to consumer lending segment loans primarily relate to the borrowers’ capacity and willingness to repay, customer payment history and credit scores and consider

U.S. Bancorp	9

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
The following tables provide summary information of residential mortgages and home equity and second mortgages by LTV at September 30, 2026:

Residential Mortgages (Dollars in Millions)	Interest Only	Amortizing	Total	Percent of Total
Loan-to-Value
Less than or equal to 80%	$12,036	$91,217	$103,253	88.4%
Over 80% through 90%	175	4,402	4,577	3.9
Over 90% through 100%	12	823	835.7
Over 100%	3	355	358.3
No LTV available	—	6	6	—
Loans purchased from GNMA mortgage pools(a)	—	7,777	7,777	6.7
Total	$12,226	$104,580	$116,806	100.0%
(a)Represents loans purchased and loans that could be purchased from Government National Mortgage Association (“GNMA”) mortgage pools under delinquent loan repurchase options whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.

Home Equity and Second Mortgages (Dollars in Millions)	Lines	Loans	Total	Percent of Total
Loan-to-Value / Combined Loan-to-Value
Less than or equal to 80%	$10,878	$2,827	$13,705	95.5%
Over 80% through 90%	423	103	526	3.7
Over 90% through 100%	56	19	75.5
Over 100%	22	5	27.2
No LTV/CLTV available	13	—	13.1
Total	$11,392	$2,954	$14,346	100.0%
Credit card and other retail loans are diversified across customer segments and geographies. Diversification in the credit card portfolio is achieved with broad customer relationship distribution through the Company’s and financial institution partners’ branches, retail and affinity partners, and digital channels.
The following table provides a summary of the Company’s consumer credit card loan balances disaggregated based upon updated credit score at September 30, 2026:

Percent of Total(a)
Credit score ≥ 660	87%
Credit score < 660	13
No credit score	—
(a)Credit score distribution excludes loans serviced by others.

10	U.S. Bancorp

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
Accruing loans 90 days or more past due totaled $743 million at September 30, 2026, compared with $853 million at
December 31, 2025. Accruing loans 90 days or more past due are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, are in the process of collection and are reasonably expected to result in repayment or restoration to current status, or are managed in homogeneous portfolios with specified charge-off timeframes adhering to regulatory guidelines. The ratio of accruing loans 90 days or more past due to total loans was 0.18 percent at September 30, 2026, compared with 0.22 percent at December 31, 2025.

TABLE 5	Delinquent Loan Ratios as a Percent of Ending Loan Balances

90 days or more past due	September 30, 2026	December 31, 2025
Commercial
Commercial	.01%	.01%
Lease financing	—	—
Total commercial	.01	.01
Commercial Real Estate
Commercial mortgages	—	—
Construction and development	.03	.13
Total commercial real estate	.01	.03
Residential Mortgages(a)	.19	.25
Credit Card	1.10	1.27
Other Retail
Retail leasing	.07	.06
Home equity and second mortgages	.13	.18
Other	.09	.10
Total other retail	.10	.12
Total loans	.18%	.22%

90 days or more past due and nonperforming loans	September 30, 2026	December 31, 2025
Commercial	.28%	.50%
Commercial real estate	.98	1.09
Residential mortgages(a)	.34	.38
Credit card	1.10	1.27
Other retail	.46	.51
Total loans	.49%	.61%
(a)Delinquent loan ratios exclude $3.4 billion at September 30, 2026, and $3.5 billion at December 31, 2025, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. Including these loans, the ratio of residential mortgages 90 days or more past due and nonperforming to total residential mortgages was 3.23 percent at September 30, 2026, and 3.37 percent at December 31, 2025.

U.S. Bancorp	11

The following table provides summary delinquency information for residential mortgages, credit card and other retail loans included in the consumer lending segment:

	Amount		As a Percent of Ending Loan Balances
(Dollars in Millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Residential Mortgages(a)
30-89 days	$194	$214.17%		.18%
90 days or more	222	285.19		.25
Nonperforming	176	151.15		.13
Total	$592	$650.51%		.56%
Credit Card
30-89 days	$562	$511	1.35%	1.34%
90 days or more	457	483	1.10	1.27
Nonperforming	—	—	—	—
Total	$1,019	$994	2.45%	2.61%
Other Retail
Retail Leasing
30-89 days	$26	$20.57%		.57%
90 days or more	3	2.07		.06
Nonperforming	6	7.13		.20
Total	$35	$29.77%		.82%
Home Equity and Second Mortgages
30-89 days	$48	$57.33%		.41%
90 days or more	19	25.13		.18
Nonperforming	136	136.95		.97
Total	$203	$218	1.42%	1.55%
Other(b)
30-89 days	$105	$110.41%		.45%
90 days or more	23	25.09		.10
Nonperforming	16	18.06		.07
Total	$144	$153.56%		.62%
(a)Excludes $442 million of loans 30-89 days past due and $3.4 billion of loans 90 days or more past due at September 30, 2026, purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that continue to accrue interest, compared with $606 million and $3.5 billion at December 31, 2025, respectively.
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

12	U.S. Bancorp

TABLE 6	Nonperforming Assets(a)

(Dollars in Millions)	September 30, 2026	December 31, 2025
Commercial
Commercial	$407	$695
Lease financing	25	22
Total commercial	432	717
Commercial Real Estate
Commercial mortgages	490	504
Construction and development	28	14
Total commercial real estate	518	518
Residential Mortgages(b)	176	151
Credit Card	—	—
Other Retail
Retail leasing	6	7
Home equity and second mortgages	136	136
Other	16	18
Total other retail	158	161
Total nonperforming loans(1)	1,284	1,547
Other Real Estate(c)	21	24
Other Assets	19	19
Total nonperforming assets	$1,324	$1,590
Accruing loans 90 days or more past due(b)	$743	$853
Period-end loans(2)	$415,247	$391,335
Nonperforming loans to total loans(1)/(2)	.31%	.40%
Nonperforming assets to total loans plus other real estate(c)	.32%	.41%
Changes in Nonperforming Assets

(Dollars in Millions)	Commercial and Commercial Real Estate	Residential Mortgages, Credit Card and Other Retail	Total
Balance December 31, 2025	$1,235	$355	$1,590
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	415	150	565
Advances on loans	32	1	33
Total additions	447	151	598
Reductions in nonperforming assets
Paydowns, payoffs	(233)	(51)	(284)
Net sales	(93)	(20)	(113)
Return to performing status	(16)	(42)	(58)
Charge-offs(d)	(389)	(20)	(409)
Total reductions	(731)	(133)	(864)
Net additions to (reductions in) nonperforming assets	(284)	18	(266)
Balance September 30, 2026	$951	$373	$1,324
(a)Throughout this report, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)Excludes $3.4 billion at September 30, 2026, and $3.5 billion at December 31, 2025, of loans purchased and loans that could be purchased from GNMA mortgage pools under delinquent loan repurchase options that are 90 days or more past due that continue to accrue interest, as their repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(c)Foreclosed GNMA loans of $86 million at September 30, 2026, and $65 million at December 31, 2025, continue to accrue interest and are recorded as other assets and excluded from nonperforming assets because they are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
(d)Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.

U.S. Bancorp	13

TABLE 7	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended September 30
	2026			2025
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$150,917	$83.22%		$134,106	$23.07%
Lease financing	4,443	5.45		4,250	7.65
Total commercial	155,360	88.22		138,356	30.09
Commercial Real Estate
Commercial mortgages	42,988	42.39		38,384	103	1.06
Construction and development	10,003	—	—	9,862	—	—
Total commercial real estate	52,991	42.31		48,246	103.85
Residential Mortgages	116,886	—	—	114,780	(1)	—
Credit Card	40,222	334	3.29	36,079	346	3.80
Other Retail
Retail leasing	4,311	16	1.47	3,718	17	1.81
Home equity and second mortgages	14,210	—	—	13,790	(2)	(.06)
Other	25,568	43.67		24,183	43.71
Total other retail	44,089	59.53		41,691	58.55
Total loans	$409,548	$523.51%		$379,152	$536.56%

	Nine Months Ended September 30
	2026			2025
(Dollars in Millions)	Average Loan Balance	Net Charge-offs	Percent	Average Loan Balance	Net Charge-offs	Percent
Commercial
Commercial	$148,577	$291.26%		$131,679	$179.18%
Lease financing	4,446	14.42		4,220	17.54
Total commercial	153,023	305.27		135,899	196.19
Commercial Real Estate
Commercial mortgages	41,610	57.18		38,400	155.54
Construction and development	9,622	(10)	(.14)	10,132	1.01
Total commercial real estate	51,232	47.12		48,532	156.43
Residential Mortgages	116,925	(1)	—	116,398	(2)	—
Credit Card	38,666	1,066	3.69	35,537	1,113	4.19
Other Retail
Retail leasing	3,864	48	1.66	3,858	40	1.39
Home equity and second mortgages	14,080	1.01		13,671	(3)	(.03)
Other	25,132	139.74		25,008	137.73
Total other retail	43,076	188.58		42,537	174.55
Total loans	$402,922	$1,605.53%		$378,903	$1,637.58%

14	U.S. Bancorp

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
At September 30, 2026, total nonperforming assets were $1.3 billion, compared to $1.6 billion at December 31, 2025. The $266 million (16.7 percent) decrease in nonperforming assets was primarily due to the resolution of commercial nonperforming loans. The ratio of total nonperforming assets to total loans and other real estate was 0.32 percent at September 30, 2026, compared with 0.41 percent at December 31, 2025.
OREO was $21 million at September 30, 2026, compared with $24 million at December 31, 2025, and was related to foreclosed properties that previously secured loan balances. These balances exclude foreclosed GNMA loans whose repayments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
Analysis of Loan Net Charge-offs Total loan net charge-offs were $523 million for the third quarter and $1.6 billion for the first nine months of 2026, representing decreases of $13 million (2.4 percent) and $32 million (2.0 percent), respectively, compared with the same periods of 2025. The decreases in net charge-offs reflected lower commercial real estate loan and credit card loan net charge-offs, partially offset by higher commercial loan net charge-offs. The ratio of total loan net charge-offs to average loans outstanding on an annualized basis for the third quarter and first nine months of 2026 was 0.51 percent and 0.53 percent, respectively, compared with 0.56 percent and 0.58 percent, respectively, for the same periods of 2025.
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

U.S. Bancorp	15

at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to purchased loans, regardless of PCD status, are recognized through provision expense, with charge-offs charged to the allowance. The Company had a total net book balance of $1.5 billion of loans assigned a PCD status, primarily related to the MUFG Union Bank, N.A. acquisition, included in its loan portfolio at September 30, 2026.
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
The allowance for credit losses was $8.2 billion at September 30, 2026, compared with $7.9 billion at December 31, 2025. The $218 million (2.7 percent) increase was primarily driven by the impacts of recording the initial provision for credit losses of $135 million and initial allowance for acquired credit losses of $55 million related to the purchase of the small business credit card portfolio in the third quarter of 2026, along with loan portfolio growth, partially offset by improving credit quality and economic outlook. The Company continued to monitor economic uncertainty related to interest rates, inflationary pressures, including those related to evolving geopolitical events, as well as other economic factors that may affect the financial strength of corporate and consumer borrowers. In addition to these broad economic factors, the Company considered various factors for determining its expected loss estimates, including customer specific information impacting changes in risk ratings, projected delinquencies and the impact of economic deterioration on selected borrowers’ liquidity and ability to repay.
The ratio of the allowance for credit losses to period-end loans was 1.97 percent at September 30, 2026, compared with 2.03 percent at December 31, 2025. The ratio of the allowance for credit losses to nonperforming loans was 636 percent at September 30, 2026, compared with 514 percent at December 31, 2025. The ratio of the allowance for credit losses to annualized loan net charge-offs was 394 percent at September 30, 2026, compared with 367 percent of full year 2025 net charge-offs at December 31, 2025.
The allowance for credit losses related to commercial lending segment loans decreased $130 million during the first nine months of 2026, reflecting improved credit quality, partially offset by commercial loan growth.
The allowance for credit losses related to consumer lending segment loans increased $348 million during the first nine months of 2026, primarily driven by the impacts related to the purchase of the small business credit card portfolio and loan portfolio growth, partially offset by credit quality improvement.
Economic forecasts considered in estimating the allowance for credit losses at September 30, 2026 included changes in projected gross domestic product and unemployment levels. These factors were evaluated through a combination of quantitative calculations using multiple economic scenarios and additional qualitative assessments that considered the degree of economic uncertainty in the current environment. The projected unemployment rates considered in the estimate ranged from 3.6 percent to 9.4 percent, with a peak weighted-average unemployment rate of 5.7 percent.
The following table summarizes the baseline forecast for key economic variables the Company used in its estimate of the allowance for credit losses at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
United States unemployment rate for the three months ending(a)
September 30, 2026	4.3%	4.5%
December 31, 2026	4.3	4.4
September 30, 2027	4.3	4.4
United States real gross domestic product for the three months ending(b)
September 30, 2026	1.6%	1.5%
December 31, 2026	2.0	1.8
September 30, 2027	2.2	2.0
(a)Reflects quarterly average of forecasted reported United States unemployment rate.
(b)Reflects year-over-year growth rates.

16	U.S. Bancorp

TABLE 8	Summary of Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2026	2025	2026	2025
Balance at beginning of period	$7,979	$7,862	$7,947	$7,925
Allowance for acquired credit losses	55	—	55	—
Charge-Offs
Commercial
Commercial	98	52	350	242
Lease financing	7	9	21	24
Total commercial	105	61	371	266
Commercial real estate
Commercial mortgages	44	109	67	207
Construction and development	—	1	1	2
Total commercial real estate	44	110	68	209
Residential mortgages	4	3	12	11
Credit card	414	412	1,299	1,308
Other retail
Retail leasing	19	21	58	51
Home equity and second mortgages	1	2	5	5
Other	60	60	193	192
Total other retail	80	83	256	248
Total charge-offs	647	669	2,006	2,042
Recoveries
Commercial
Commercial	15	29	59	63
Lease financing	2	2	7	7
Total commercial	17	31	66	70
Commercial real estate
Commercial mortgages	2	6	10	52
Construction and development	—	1	11	1
Total commercial real estate	2	7	21	53
Residential mortgages	4	4	13	13
Credit card	80	66	233	195
Other retail
Retail leasing	3	4	10	11
Home equity and second mortgages	1	4	4	8
Other	17	17	54	55
Total other retail	21	25	68	74
Total recoveries	124	133	401	405
Net Charge-Offs
Commercial
Commercial	83	23	291	179
Lease financing	5	7	14	17
Total commercial	88	30	305	196
Commercial real estate
Commercial mortgages	42	103	57	155
Construction and development	—	—	(10)	1
Total commercial real estate	42	103	47	156
Residential mortgages	—	(1)	(1)	(2)
Credit card	334	346	1,066	1,113
Other retail
Retail leasing	16	17	48	40
Home equity and second mortgages	—	(2)	1	(3)
Other	43	43	139	137
Total other retail	59	58	188	174
Total net charge-offs	523	536	1,605	1,637
Provision for credit losses(a)	654	571	1,768	1,609
Balance at end of period	$8,165	$7,897	$8,165	$7,897
Components
Allowance for loan losses	$7,815	$7,557
Liability for unfunded credit commitments	350	340
Total allowance for credit losses(1)	$8,165	$7,897
Period-end loans(2)	$415,247	$382,517
Nonperforming loans(3)	1,284	1,610
Allowance for Credit Losses as a Percentage of
Period-end loans(1)/(2)	1.97%	2.06%
Nonperforming loans(1)/(3)	636	490
Nonperforming and accruing loans 90 days or more past due	403	322
Nonperforming assets	617	477
Annualized net charge-offs	394	371
(a)The three and nine months ended September 30, 2026 include $135 million of provision for acquired loans.

U.S. Bancorp	17

Residual Value Risk Management The Company manages its risk to changes in the residual value of leased vehicles, office and business equipment, and other assets through disciplined residual valuation at the inception of a lease, diversification of its leased assets, regular residual asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. As of September 30, 2026, no significant change in the amount of residual values or concentration of the portfolios had occurred since December 31, 2025. Refer to “Management’s Discussion and Analysis — Residual Value Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion on residual value risk management.
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
Strategic Risk Management The Board of Directors oversees the Company’s strategic direction and approves the strategic plan. Senior management develops and executes strategic objectives, assessing internal capabilities, market conditions, emerging risks, and regulatory developments as part of the annual strategic planning cycle. Strategic Risk Management (“SRM”), operating as the second line of defense, provides independent oversight of strategic initiatives and associated risk exposures. SRM evaluates strategic initiatives, monitors key internal and external risk drivers, and performs review and challenge of business lines to ensure strategy execution aligns with the Company’s risk appetite and governance expectations. The Company conducts ongoing monitoring of strategic risk through periodic reporting to senior management and the Board of Directors. Reporting includes updates on strategic initiatives, operating environment changes, risk indicators, and emerging risks. Strategic risk insights are integrated into enterprise risk assessments, risk appetite monitoring, and strategic performance reviews. The Company continuously enhances its strategic risk management practices to reflect changes in the operating environment and evolving governance expectations.
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

18	U.S. Bancorp

TABLE 9	Sensitivity of Net Interest Income

	September 30, 2026				December 31, 2025
	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Immediate	Up 200 bps Immediate	Down 50 bps Immediate	Up 50 bps Immediate	Down 200 bps Immediate	Up 200 bps Immediate
Net interest income	(.22)%	.45%	(.25)%	1.02%	(.02)%	(.07)%	(1.83)%	.80%
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
Table 9 summarizes the projected impact to net interest income over the next 12 months of various potential interest rate changes. The sensitivity of the projected impact to net interest income over the next 12 months is dependent on balance sheet growth, product mix, customer behavior, deposit pricing and funding decisions. The Company periodically assesses interest rate risk scenarios and behavioral assumptions, such as deposit rotation, pricing sensitivity and mortgage prepayment speeds, based on historical experience and projected through-the-cycle dynamics. From December 31, 2025 to September 30, 2026, changes in net interest income sensitivities reflect updates to the interest rate outlook, both the actual and projected balance sheet, and investment and hedging activities. As of September 30, 2026, the Company is modestly asset sensitive to a parallel 50 basis point shift in interest rates as assets reprice faster than liabilities. Under more significant rate shock scenarios, certain assets and liabilities, particularly mortgage assets and deposit products, are expected to exhibit non-linear behavior, resulting in varying impacts to net interest income. In higher rate scenarios, the analysis anticipates deposit disintermediation and a mix shift into higher yielding products, along with reduced mortgage prepayments. Conversely, in lower rate scenarios, the analysis assumes that deposits will shift into lower yielding products, while mortgage paydowns accelerate. While the Company’s interest rate risk models incorporate historical data and expected customer behaviors, actual outcomes may differ significantly due to changes in macroeconomic conditions, competitive dynamics and customer preferences.
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
Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk, principally related to trading activities which support customers’ strategies to manage their own foreign currency, interest rate risk, commodities risk, equities risk, and funding activities. For purposes of its internal capital adequacy assessment process, the Company considers risk arising from its trading activities, as well as the remeasurement volatility of foreign currency denominated balances included on its Consolidated Balance Sheet (collectively, “Covered Positions”), employing methodologies consistent with the requirements of regulatory rules for market risk. The Company’s Market Risk Committee (“MRC”), within the framework of the ALCO, oversees market risk management. The MRC monitors and reviews the Company’s Covered Positions and establishes policies for market risk management, including exposure limits for each portfolio. The Company uses a VaR approach to measure general market risk. VaR represents the statistical risk of loss the Company has to adverse market movements over a one-day time horizon. The Company uses the Historical Simulation method to calculate VaR for its Covered Positions measured at the ninety-ninth percentile using a one-year look-back period for distributions derived from past market data. The market factors used in the calculations include those pertinent to market risks inherent in the underlying trading portfolios, principally those that affect the Company’s corporate bond trading business, foreign currency transaction business, client derivatives business, loan trading business, commodities business, equities business, and municipal securities business, as well as those inherent in the Company’s foreign denominated balances and the derivatives used to mitigate the related measurement volatility. On average, the Company expects the one-day VaR to be exceeded by actual losses two to three times per year related to these positions. The Company monitors the accuracy of internal VaR models and modeling processes by back-testing model performance, regularly updating the historical data used by the VaR models and regular model validations to assess the accuracy of the models’ input, processing, and reporting components. All models are required to be independently reviewed and approved prior to being placed in use. If the Company were to experience market losses in excess of the estimated VaR more often than expected, the VaR models and associated assumptions would be analyzed and adjusted.
The average, high, low and period-end one-day VaR amounts for the Company’s Covered Positions were as follows:

Three Months Ended September 30 (Dollars in Millions)	2026				2025
	Period End	Average	High	Low	Period End	Average	High	Low
Credit	$2	$2	$2	$1	$2	$2	$3	$2
Foreign exchange	—	1	1	—	—	—	1	—
Interest rate	1	1	2	1	1	1	1	—
Equity	2	1	5	1	—	—	—	—
Commodity	1	1	2	1	1	—	1	—
Diversification benefit(a)	(3)	(3)	n/a	n/a	(3)	(2)	n/a	n/a
Covered position VaR	$3	$3	$6	$2	$1	$1	$2	$1
(a)Diversification benefit represents the difference between the covered position VaR and the sum of the five risk-type categories’ VaRs. By definition, VaR is not additive, and the diversification benefit is the result of the imperfect correlations between risk-type categories. High and low VaR for each component may have occurred on different trading days, and therefore, the diversification benefit is not meaningful.
The Company did not experience any backtesting losses for its combined Covered Positions that exceeded VaR during the three months ended September 30, 2026 and September 30, 2025. The Company stress tests its market risk measurements to provide management with perspectives on market events that may not be captured by its VaR models, including worst case historical market movement combinations that have not necessarily occurred on the same date.
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

20	U.S. Bancorp

The Company also measures the market risk of its hedging activities related to residential MLHFS and MSRs using the Historical Simulation method. The VaRs are measured at the ninety-ninth percentile and employ factors pertinent to the market risks inherent in the valuation of the assets and hedges. A one-year look-back period is used to obtain past market data for the models.
The average, high and low VaR amounts for the residential MLHFS and related hedges and the MSRs and related hedges were as follows:

Three Months Ended September 30 (Dollars in Millions)	2026	2025
Residential Mortgage Loans Held For Sale and Related Hedges
Average	$—	$1
High	1	1
Low	—	—
Mortgage Servicing Rights and Related Hedges
Average	$2	$3
High	3	5
Low	1	2
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
The following table summarizes the Company’s total available liquidity from cash, available investment securities and secured borrowing capacity:

(Dollars in Millions)	September 30, 2026	December 31, 2025
Cash held at the Federal Reserve Bank and other central banks	$42,201	$39,206
Available investment securities	42,281	56,366
Borrowing capacity from the Federal Reserve Bank and FHLB	209,027	205,120
Total available liquidity	$293,509	$300,692
The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $531.7 billion at September 30, 2026, compared with $522.2 billion at December 31, 2025. Average total deposits for the third quarter of 2026 and third quarter of 2025 funded approximately 76 percent and 75 percent of the Company’s total assets for these same periods, respectively. Refer to “Balance Sheet Analysis” for further information on the Company’s deposits.
Additional funding is provided by long-term debt and short-term borrowings. Long-term debt was $52.0 billion at September 30, 2026, and is an important funding source because of its multi-year borrowing structure. Short-term borrowings were $21.0 billion at September 30, 2026, and supplement the Company’s other funding sources. Refer to “Balance Sheet Analysis” for further information on the Company’s long-term debt and short-term borrowings.
In addition to assessing liquidity risk on a consolidated basis, the Company monitors the parent company’s liquidity. The parent company’s routine funding requirements consist primarily of operating expenses, dividends paid to shareholders, debt service, repurchases of common stock and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt and capital securities. The Company establishes limits for the minimum number of months into the future where the parent company can meet existing and forecasted obligations with cash and securities held that can be readily monetized. The Company measures and manages this limit in both normal and adverse conditions. The Company maintains sufficient funding to meet expected capital and debt service obligations for 24 months without the support of dividends from subsidiaries and assuming access to the wholesale markets is maintained. The Company maintains sufficient liquidity to meet its capital and debt service obligations for 12 months under adverse conditions without the support of dividends from subsidiaries or access to the wholesale markets. The parent company is currently in excess of required liquidity minimums.

U.S. Bancorp	21

At September 30, 2026, parent company long-term debt outstanding was $40.1 billion, compared with $37.1 billion at December 31, 2025. The increase was primarily due to $5.1 billion of medium-term note issuances, partially offset by $1.4 billion of medium-term note maturities. As of September 30, 2026, there was no parent company debt scheduled to mature in the remainder of 2026. Future debt maturities may be met through medium-term note and capital security issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents.
The Company is subject to a regulatory Liquidity Coverage Ratio (“LCR”) requirement which requires large banking organizations to maintain an adequate level of unencumbered high quality liquid assets to meet estimated liquidity needs over a 30-day stressed period. For the three months ended September 30, 2026 and December 31, 2025, the Company’s average daily LCR was 109.1 percent and 106.5 percent, respectively. The Company was compliant with this requirement for both of these periods.
The Company is also subject to a regulatory Net Stable Funding Ratio requirement which requires large banking organizations to maintain a minimum level of stable funding based on the liquidity characteristics of their assets, commitments, and derivative exposures over a one-year time horizon. The Company was compliant with this requirement at September 30, 2026 and December 31, 2025.
Refer to “Management’s Discussion and Analysis — Liquidity Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion on liquidity risk management.
European Exposures The Company provides merchant processing and corporate trust services in Europe either directly or through banking affiliations in Europe. Revenue generated from sources in Europe represented approximately 2 percent of the Company’s total net revenue for the three and nine months ended September 30, 2026. Operating cash for these businesses is deposited on a short-term basis typically with certain European central banks. For deposits placed at other European banks, exposure is mitigated by the Company placing deposits at multiple banks and managing the amounts on deposit at any bank based on institution-specific deposit limits. At September 30, 2026, the Company had an aggregate amount on deposit with European banks of approximately $6.8 billion, predominately with the Central Bank of Ireland and Bank of England.
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
The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. Table 10 provides a summary of statutory regulatory capital ratios in effect for the Company at September 30, 2026 and December 31, 2025. The Company’s regulatory ratios exceeded regulatory “well-capitalized” requirements as of each date.
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

22	U.S. Bancorp

TABLE 10	Regulatory Capital Ratios

(Dollars in Millions)	September 30, 2026	December 31, 2025
Basel III standardized approach:
Common equity tier 1 capital	$55,023	$51,665
Tier 1 capital	62,267	58,917
Total risk-based capital	72,844	68,087
Risk-weighted assets	508,174	480,382

Common equity tier 1 capital as a percent of risk-weighted assets	10.8%	10.8%
Tier 1 capital as a percent of risk-weighted assets	12.3	12.3
Total risk-based capital as a percent of risk-weighted assets	14.3	14.2
Tier 1 capital as a percent of adjusted quarterly average assets (leverage ratio)	9.0	8.7
Tier 1 capital as a percent of total on- and off-balance sheet leverage exposure (supplementary leverage ratio)	7.3	7.1
Total U.S. Bancorp shareholders’ equity was $66.4 billion at September 30, 2026, compared with $65.2 billion at December 31, 2025. The increase was primarily the result of corporate earnings, partially offset by dividends paid and changes in unrealized gains and losses on available-for-sale investment securities included in accumulated other comprehensive income (loss).
The Company announced on September 12, 2024 that its Board of Directors authorized a share repurchase program to repurchase up to $5.0 billion of its common stock, effective September 13, 2024. Capital distributions, including dividends and stock repurchases, are subject to the approval of the Company’s Board of Directors and compliance with regulatory requirements.
The following table provides a detailed analysis of all shares of common stock of the Company purchased by the Company during the third quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Millions)
July	12,402	$63.22	12,402	$3,911
August	770	63.21	770	3,911
September	105	63.94	105	3,911
Total	13,277	$63.23	13,277	$3,911
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
Wealth, Corporate, Commercial and Institutional Banking Wealth, Corporate, Commercial and Institutional Banking provides core banking, specialized lending, transaction and payment processing, capital markets, asset management, and brokerage and investment-related services to wealth, middle market, large corporate, commercial real estate, government and institutional clients, and also includes investments in tax-advantaged projects. Wealth, Corporate, Commercial and Institutional Banking contributed $1.6 billion of the Company’s net income in the third quarter and $4.6 billion in the first nine months of 2026, or increases of $367 million (29.8 percent) and $953 million (26.5 percent), respectively, compared with the same periods of 2025.
Net revenue increased $664 million (19.9 percent) in the third quarter and $1.6 billion (16.2 percent) in the first nine months of 2026, compared with the same periods of 2025. Net interest income, on a taxable-equivalent basis, increased $210 million (11.9 percent) in the third quarter and $591 million (11.4 percent) in the first nine months of 2026, compared with the same periods of 2025, primarily due to higher loan and deposit balances. Noninterest income increased $454 million (28.9 percent) in the third quarter and $978 million (21.8 percent) in the first nine months of 2026, compared with the same periods of 2025, primarily due to higher capital markets revenue driven by the contribution from the BTIG acquisition and higher syndication and client-related derivative activity, and higher trust and investment management fees due to business growth and favorable market conditions.
Noninterest expense increased $259 million (17.3 percent) in the third quarter and $408 million (9.2 percent) in the first nine months of 2026, compared with the same periods of

U.S. Bancorp	23

2025, primarily due to higher compensation and employee benefits expense and higher technology and communications expense, both driven by the BTIG acquisition. The provision for credit losses decreased $84 million (42.9 percent) in the third quarter and $110 million (26.4 percent) in the first nine months of 2026, compared with the same periods of 2025, primarily due to favorable credit performance.
Consumer and Business Banking Consumer and Business Banking comprises consumer banking, small business banking, debit cards and consumer lending. Products and services are delivered through banking offices, telephone servicing and sales, online services, direct mail, ATMs, mobile devices, distributed mortgage loan officers, and intermediary relationships including auto dealerships, mortgage banks, and strategic business partners. Consumer and Business Banking contributed $633 million of the Company’s net income in the third quarter and $1.8 billion in the first nine months of 2026, or increases of $40 million (6.7 percent) and $86 million (5.0 percent), respectively, compared with the same periods of 2025.
Net revenue decreased $11 million (0.5 percent) in the third quarter and increased $6 million (0.1 percent) in the first nine months of 2026, compared with the same periods of 2025. Net interest income, on a taxable-equivalent basis, increased $27 million (1.5 percent) in the third quarter and $50 million (0.9 percent) in the first nine months of 2026, compared with the same periods of 2025, primarily due to higher deposit balances, partially offset by lower loan balances. Noninterest income decreased $38 million (6.7 percent) in the third quarter and $44 million (2.7 percent) in the first nine months of 2026, compared with the same periods of 2025, primarily due to lower mortgage banking revenue, reflecting lower gain on sale activity.
Noninterest expense decreased $74 million (4.7 percent) in the third quarter and $170 million (3.7 percent) in the first nine months of 2026, compared with the same periods of 2025, primarily due to lower net shared services expense. The provision for credit losses increased $10 million (16.1 percent) in the third quarter and $61 million (37.9 percent) in the first nine months of 2026, compared with the same periods of 2025, primarily due to growth in commercial and other retail loans.
Payment Services Payment Services includes consumer and business credit cards, stored-value cards, corporate, government and purchasing card services and merchant processing. Payment Services contributed $175 million of the Company’s net income in the third quarter and $661 million in the first nine months of 2026, or decreases of $80 million (31.4 percent) and $125 million (15.9 percent), respectively, compared with the same periods of 2025.
Net revenue increased $114 million (6.5 percent) in the third quarter and $277 million (5.4 percent) in the first nine months of 2026, compared with the same periods of 2025. Net interest income, on a taxable-equivalent basis, increased $53 million (6.8 percent) in the third quarter and $149 million (6.6 percent) in the first nine months of 2026, compared with the same periods of 2025, primarily due to higher average loan balances including the impact of the small business credit card portfolio purchase. Noninterest income increased $61 million (6.3 percent) in the third quarter and $128 million (4.5 percent) in the first nine months of 2026, compared with the same periods of 2025, driven by higher corporate payment and treasury management revenue and higher card revenue, both driven by higher sales volume.
Noninterest expense increased $35 million (3.5 percent) in the third quarter and $228 million (7.7 percent) in the first nine months of 2026, compared with the same periods of 2025, primarily due to higher technology and communications expense, higher compensation and employee benefits expense and higher marketing and business development expense. The provision for credit losses increased $185 million (45.2 percent) in the third quarter and $216 million (19.5 percent) in the first nine months of 2026, compared with the same periods of 2025, primarily due to the impact of recording the initial provision for credit losses related to the purchase of the small business credit card portfolio, along with loan growth.
Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management, interest rate risk management, income taxes not allocated to the business segments, and the residual aggregate of those expenses associated with corporate activities that are managed on a consolidated basis. Treasury and Corporate Support recorded net losses of $204 million in the third quarter and $690 million in the first nine months of 2026, compared with net losses of $78 million and $575 million, respectively, in the same periods of 2025.
Net revenue decreased $126 million (72.8 percent) in the third quarter and $173 million (29.5 percent) in the first nine months of 2026, compared with the same periods of 2025. Net interest income, on a taxable-equivalent basis, decreased $51 million (35.9 percent) in the third quarter and $75 million (16.9 percent) in the first nine months of 2026, compared with the same periods of 2025, primarily due to lower earning assets, partially offset by lower funding costs and benefits from fixed asset repricing. Noninterest income decreased $75 million in the third quarter and $98 million (68.5 percent) in the first nine months of 2026, compared with the same periods of 2025, primarily due to losses on the sales of investment securities.
Noninterest expense increased $76 million (56.3 percent) in the third quarter and $110 million (19.8 percent) in the first nine months of 2026, compared with the same periods of 2025, primarily due to higher technology and communications expense and higher net shared services expense. The provision for credit losses decreased $28 million (29.2 percent) in the third quarter and $8 million (10.3 percent) in the first nine months of 2026, compared with the same periods of 2025, primarily due to improvement in the economic outlook.
Income taxes are assessed to each business segment at a managerial tax rate of 25.0 percent with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support.

24	U.S. Bancorp

TABLE 11	Business Segment Financial Performance

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Three Months Ended September 30 (Dollars in Millions)	2026	2025	Percent Change	2026	2025	Percent Change	2026	2025	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,971	$1,761	11.9%	$1,878	$1,851	1.5%	$834	$781	6.8%
Noninterest income	2,026	1,572	28.9	526	564	(6.7)	1,034	973	6.3
Total net revenue	3,997	3,333	19.9	2,404	2,415	(.5)	1,868	1,754	6.5
Noninterest expense	1,754	1,495	17.3	1,488	1,562	(4.7)	1,040	1,005	3.5
Income (loss) before provision and income taxes	2,243	1,838	22.0	916	853	7.4	828	749	10.5
Provision for credit losses	112	196	(42.9)	72	62	16.1	594	409	45.2
Income (loss) before income taxes	2,131	1,642	29.8	844	791	6.7	234	340	(31.2)
Income taxes and taxable-equivalent adjustment	533	411	29.7	211	198	6.6	59	85	(30.6)
Net income (loss)	1,598	1,231	29.8	633	593	6.7	175	255	(31.4)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$1,598	$1,231	29.8	$633	$593	6.7	$175	$255	(31.4)
Average Balance Sheet
Loans	$216,957	$189,530	14.5	$143,819	$145,906	(1.4)	$48,058	$42,957	11.9
Goodwill	5,439	4,826	12.7	4,326	4,326	—	3,474	3,482	(.2)
Other intangible assets	859	772	11.3	3,945	4,223	(6.6)	333	260	28.1
Assets	272,472	236,188	15.4	157,026	158,865	(1.2)	53,331	48,428	10.1
Noninterest-bearing deposits	57,888	56,056	3.3	19,138	19,782	(3.3)	2,379	2,370.4
Interest-bearing deposits	237,865	220,712	7.8	207,718	202,303	2.7	94	95	(1.1)
Total deposits	295,753	276,768	6.9	226,856	222,085	2.1	2,473	2,465.3
Total U.S. Bancorp shareholders’ equity	25,809	24,020	7.4	12,850	13,369	(3.9)	11,090	10,318	7.5

	Treasury and Corporate Support			Consolidated Company
Three Months Ended September 30 (Dollars in Millions)	2026	2025	Percent Change	2026	2025	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(193)	$(142)	(35.9)%	$4,490	$4,251	5.6%
Noninterest income	(106)	(31)	*	3,480	3,078	13.1
Total net revenue	(299)	(173)	(72.8)	7,970	7,329	8.7
Noninterest expense	211	135	56.3	4,493	4,197	7.1
Income (loss) before provision and income taxes	(510)	(308)	(65.6)	3,477	3,132	11.0
Provision for credit losses	(124)	(96)	(29.2)	654	571	14.5
Income (loss) before income taxes	(386)	(212)	(82.1)	2,823	2,561	10.2
Income taxes and taxable-equivalent adjustment	(188)	(141)	(33.3)	615	553	11.2
Net income (loss)	(198)	(71)	*	2,208	2,008	10.0
Net (income) loss attributable to noncontrolling interests	(6)	(7)	14.3	(6)	(7)	14.3
Net income (loss) attributable to U.S. Bancorp	$(204)	$(78)	*	$2,202	$2,001	10.0
Average Balance Sheet
Loans	$714	$759	(5.9)	$409,548	$379,152	8.0
Goodwill	—	—	—	13,239	12,634	4.8
Other intangible assets	6	7	(14.3)	5,143	5,262	(2.3)
Assets	213,802	236,124	(9.5)	696,631	679,605	2.5
Noninterest-bearing deposits	1,561	1,682	(7.2)	80,966	79,890	1.3
Interest-bearing deposits	(41)	8,782	*	445,636	431,892	3.2
Total deposits	1,520	10,464	(85.5)	526,602	511,782	2.9
Total U.S. Bancorp shareholders’ equity	18,002	14,936	20.5	67,751	62,643	8.2
*Not meaningful

U.S. Bancorp	25

	Wealth, Corporate, Commercial and Institutional Banking			Consumer and Business Banking			Payment Services
Nine Months Ended September 30 (Dollars in Millions)	2026	2025	Percent Change	2026	2025	Percent Change	2026	2025	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$5,768	$5,177	11.4%	$5,516	$5,466.9%		$2,402	$2,253	6.6%
Noninterest income	5,467	4,489	21.8	1,579	1,623	(2.7)	2,997	2,869	4.5
Total net revenue	11,235	9,666	16.2	7,095	7,089.1		5,399	5,122	5.4
Noninterest expense	4,861	4,453	9.2	4,468	4,638	(3.7)	3,191	2,963	7.7
Income (loss) before provision and income taxes	6,374	5,213	22.3	2,627	2,451	7.2	2,208	2,159	2.3
Provision for credit losses	306	416	(26.4)	222	161	37.9	1,326	1,110	19.5
Income (loss) before income taxes	6,068	4,797	26.5	2,405	2,290	5.0	882	1,049	(15.9)
Income taxes and taxable-equivalent adjustment	1,518	1,200	26.5	602	573	5.1	221	263	(16.0)
Net income (loss)	4,550	3,597	26.5	1,803	1,717	5.0	661	786	(15.9)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to U.S. Bancorp	$4,550	$3,597	26.5	$1,803	$1,717	5.0	$661	$786	(15.9)
Average Balance Sheet
Loans	$212,023	$186,161	13.9	$144,005	$149,750	(3.8)	$46,018	$42,267	8.9
Goodwill	5,100	4,825	5.7	4,326	4,326	—	3,479	3,433	1.3
Other intangible assets	729	817	(10.8)	3,923	4,288	(8.5)	271	256	5.9
Assets	266,115	234,145	13.7	157,038	163,515	(4.0)	51,187	47,705	7.3
Noninterest-bearing deposits	57,824	55,709	3.8	18,749	19,628	(4.5)	2,398	2,474	(3.1)
Interest-bearing deposits	231,822	217,607	6.5	206,086	200,812	2.6	93	95	(2.1)
Total deposits	289,646	273,316	6.0	224,835	220,440	2.0	2,491	2,569	(3.0)
Total U.S. Bancorp shareholders’ equity	25,048	23,762	5.4	12,940	13,547	(4.5)	10,794	10,261	5.2

	Treasury and Corporate Support			Consolidated Company
Nine Months Ended September 30 (Dollars in Millions)	2026	2025	Percent Change	2026	2025	Percent Change
Condensed Income Statement
Net interest income (taxable-equivalent basis)	$(518)	$(443)	(16.9)%	$13,168	$12,453	5.7%
Noninterest income	(241)	(143)	(68.5)	9,802	8,838	10.9
Total net revenue	(759)	(586)	(29.5)	22,970	21,291	7.9
Noninterest expense	666	556	19.8	13,186	12,610	4.6
Income (loss) before provision and income taxes	(1,425)	(1,142)	(24.8)	9,784	8,681	12.7
Provision for credit losses	(86)	(78)	(10.3)	1,768	1,609	9.9
Income (loss) before income taxes	(1,339)	(1,064)	(25.8)	8,016	7,072	13.3
Income taxes and taxable-equivalent adjustment	(666)	(509)	(30.8)	1,675	1,527	9.7
Net income (loss)	(673)	(555)	(21.3)	6,341	5,545	14.4
Net (income) loss attributable to noncontrolling interests	(17)	(20)	15.0	(17)	(20)	15.0
Net income (loss) attributable to U.S. Bancorp	$(690)	$(575)	(20.0)	$6,324	$5,525	14.5
Average Balance Sheet
Loans	$876	$725	20.8	$402,922	$378,903	6.3
Goodwill	—	—	—	12,905	12,584	2.6
Other intangible assets	6	8	(25.0)	4,929	5,369	(8.2)
Assets	218,899	228,785	(4.3)	693,239	674,150	2.8
Noninterest-bearing deposits	1,765	1,757.5		80,736	79,568	1.5
Interest-bearing deposits	239	9,005	(97.3)	438,240	427,519	2.5
Total deposits	2,004	10,762	(81.4)	518,976	507,087	2.3
Total U.S. Bancorp shareholders’ equity	18,050	13,492	33.8	66,832	61,062	9.4

26	U.S. Bancorp

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
The following tables show the Company’s calculation of these non-GAAP financial measures:

(Dollars in Millions)	September 30, 2026	December 31, 2025
Total equity	$66,888	$65,651
Preferred stock	(6,808)	(6,808)
Noncontrolling interests	(463)	(458)
Common equity(1)	59,617	58,385
Goodwill (net of deferred tax liability)(a)	(12,185)	(11,603)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,713)	(1,507)
Tangible common equity(2)	45,719	45,275

Total assets(3)	702,966	692,345
Goodwill (net of deferred tax liability)(a)	(12,185)	(11,603)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,713)	(1,507)
Tangible assets(4)	689,068	679,235

Risk-weighted assets, determined in accordance with prescribed regulatory capital requirements effective for the Company(5)	508,174	480,382
Ratios
Common equity to assets(1)/(3)	8.5%	8.4%
Tangible common equity to tangible assets(2)/(4)	6.6	6.7
Tangible common equity to risk-weighted assets(2)/(5)	9.0	9.4
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.

U.S. Bancorp	27

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2026	2025	2026	2025
Net interest income	$4,468	$4,222	$13,092	$12,365
Taxable-equivalent adjustment(a)	22	29	76	88
Net interest income, on a taxable-equivalent basis	4,490	4,251	13,168	12,453

Net interest income, on a taxable-equivalent basis (as calculated above)	4,490	4,251	13,168	12,453
Noninterest income	3,480	3,078	9,802	8,838
Less: Securities gains (losses), net	(65)	(7)	(149)	(64)
Total net revenue, excluding net securities gains (losses)(1)	8,035	7,336	23,119	21,355

Noninterest expense(2)	4,493	4,197	13,186	12,610

Efficiency ratio(2)/(1)	55.9%	57.2%	57.0%	59.0%
(a)Based on a federal income tax rate of 21 percent for those assets and liabilities whose income or expense is not included for federal income tax purposes.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2026	2025	2026	2025
Net income applicable to U.S. Bancorp common shareholders	$2,095	$1,893	$6,034	$5,229
Intangibles amortization (net-of-tax)	100	99	277	294
Net income applicable to U.S. Bancorp common shareholders, excluding intangibles amortization	2,195	1,992	6,311	5,523
Annualized net income applicable to U.S. Bancorp common shareholders, excluding intangibles amortization(1)	8,708	7,903	8,438	7,384

Average total equity	68,214	63,101	67,293	61,521
Average preferred stock	(6,808)	(6,808)	(6,808)	(6,808)
Average noncontrolling interests	(463)	(458)	(461)	(459)
Average goodwill (net of deferred tax liability)(a)	(12,197)	(11,609)	(11,867)	(11,555)
Average intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,684)	(1,659)	(1,523)	(1,732)
Average tangible common equity(2)	47,062	42,567	46,634	40,967
Return on tangible common equity(1)/(2)	18.5%	18.6%	18.1%	18.0%
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.

(Dollars in Millions, Except Per Share Data)	September 30, 2026	September 30, 2025
Common equity	$59,617	$56,532
Goodwill (net of deferred tax liability)(a)	(12,185)	(11,603)
Intangible assets (net of deferred tax liability), other than mortgage servicing rights	(1,713)	(1,605)
Tangible common equity(1)	45,719	43,324
Common shares outstanding(2)	1,558	1,556
Tangible book value per common share(1)/(2)	$29.34	$27.84
(a)Includes goodwill related to certain investments in unconsolidated financial institutions per prescribed regulatory requirements.

28	U.S. Bancorp

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
During the third quarter of 2026, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Bancorp	29

U.S. Bancorp
Consolidated Balance Sheet

(Dollars in Millions) (Unaudited)	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$49,523	$46,890
Investment securities
Held-to-maturity (fair value $59,380 and $67,079, respectively)	72,923	76,170
Available-for-sale ($227 and $294 pledged as collateral, respectively)(a)	80,228	90,838
Loans held for sale (including $2,199 and $2,353 of mortgage loans carried at fair value, respectively)	2,426	2,538
Loans
Commercial	158,814	146,418
Commercial real estate	53,451	48,920
Residential mortgages	116,806	115,885
Credit card	41,587	38,031
Other retail	44,589	42,081
Total loans	415,247	391,335
Less allowance for loan losses	(7,815)	(7,605)
Net loans	407,432	383,730
Premises and equipment	3,894	3,768
Goodwill	13,232	12,635
Other intangible assets	5,310	4,904
Other assets (including $2,500 and $2,585 of trading securities at fair value pledged as collateral, respectively)(a)	67,998	70,872
Total assets	$702,966	$692,345

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$85,596	$84,116
Interest-bearing (including $13 and $718 of time deposits carried at fair value, respectively)	446,109	438,100
Total deposits	531,705	522,216
Short-term borrowings	21,044	17,162
Long-term debt (including $2,093 and $1,414 of long-term debt carried at fair value, respectively)	51,996	60,764
Other liabilities	31,333	26,552
Total liabilities	636,078	626,694
Shareholders’ equity
Preferred stock	6,808	6,808
Common stock, $.01 par value per share, authorized: 4,000,000,000 shares; issued: 9/30/26 and 12/31/25—2,125,725,742 shares	21	21
Capital surplus	8,839	8,728
Retained earnings	84,503	80,906
Less cost of common stock in treasury: 9/30/26—567,540,488 shares; 12/31/25—570,328,105 shares	(24,284)	(24,283)
Accumulated other comprehensive income (loss)	(9,462)	(6,987)
Total U.S. Bancorp shareholders’ equity	66,425	65,193
Noncontrolling interests	463	458
Total equity	66,888	65,651
Total liabilities and equity	$702,966	$692,345
(a)Includes only collateral pledged by the Company where counterparties have the right to sell or pledge the collateral.
See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Interest Income
Loans	$5,920	$5,688	$17,174	$16,769
Loans held for sale	41	35	119	122
Investment securities	1,303	1,392	3,950	4,055
Other interest income	510	812	1,536	2,101
Total interest income	7,774	7,927	22,779	23,047
Interest Expense
Deposits	2,491	2,648	7,105	7,700
Short-term borrowings	198	328	661	868
Long-term debt	617	729	1,921	2,114
Total interest expense	3,306	3,705	9,687	10,682
Net interest income	4,468	4,222	13,092	12,365
Provision for credit losses	654	571	1,768	1,609
Net interest income after provision for credit losses	3,814	3,651	11,324	10,756
Noninterest Income
Card revenue	440	415	1,266	1,202
Corporate payment and treasury management revenue	457	407	1,305	1,228
Merchant processing services	461	463	1,382	1,352
Trust and investment management fees	802	730	2,332	2,113
Lending and deposit-related fees	308	290	910	833
Capital markets revenue	640	378	1,529	985
Mortgage banking revenue	155	180	485	515
Investment products fees	116	97	315	274
Securities gains (losses), net	(65)	(7)	(149)	(64)
Other	166	125	427	400
Total noninterest income	3,480	3,078	9,802	8,838
Noninterest Expense
Compensation and employee benefits	2,753	2,561	8,066	7,798
Net occupancy and equipment	309	300	916	907
Professional services	115	117	319	324
Marketing and business development	199	175	632	518
Technology and communications	666	560	1,840	1,627
Other intangibles	127	125	351	372
Other	324	359	1,062	1,064
Total noninterest expense	4,493	4,197	13,186	12,610
Income before income taxes	2,801	2,532	7,940	6,984
Applicable income taxes	593	524	1,599	1,439
Net income	2,208	2,008	6,341	5,545
Net (income) loss attributable to noncontrolling interests	(6)	(7)	(17)	(20)
Net income attributable to U.S. Bancorp	$2,202	$2,001	$6,324	$5,525
Net income applicable to U.S. Bancorp common shareholders	$2,095	$1,893	$6,034	$5,229
Earnings per common share	$1.34	$1.22	$3.88	$3.36
Diluted earnings per common share	$1.34	$1.22	$3.88	$3.35
Average common shares outstanding	1,558	1,557	1,555	1,558
Average diluted common shares outstanding	1,559	1,557	1,556	1,559
See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

U.S. Bancorp
Consolidated Statement of Comprehensive Income

(Dollars in Millions) (Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Net income	$2,208	$2,008	$6,341	$5,545
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on investment securities available-for-sale	(2,933)	975	(3,076)	1,681
Changes in unrealized gains (losses) on derivative hedges	(448)	(5)	(837)	436
Changes in debit valuation adjustments	9	(5)	—	(8)
Foreign currency translation	8	(1)	17	(5)
Reclassification to earnings of realized (gains) losses	218	195	585	609
Income taxes related to other comprehensive income (loss)	795	(298)	836	(697)
Total other comprehensive income (loss)	(2,351)	861	(2,475)	2,016
Comprehensive income (loss)	(143)	2,869	3,866	7,561
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(7)	(17)	(20)
Comprehensive income (loss) attributable to U.S. Bancorp	$(149)	$2,862	$3,849	$7,541
See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	U.S. Bancorp Shareholders
(Dollars and Shares in Millions, Except Per Share Data) (Unaudited)	Common Shares Outstanding	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total U.S. Bancorp Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2025	1,558	$6,808	$21	$8,706	$78,652	$(24,140)	$(8,609)	$61,438	$458	$61,896
Net income (loss)					2,001			2,001	7	2,008
Other comprehensive income (loss)							861	861		861
Preferred stock dividends(a)					(97)			(97)		(97)
Common stock dividends ($.52 per share)					(814)			(814)		(814)
Issuance of common and treasury stock				(3)		13		10		10
Purchase of treasury stock	(2)					(101)		(101)		(101)
Distributions to noncontrolling interests								—	(7)	(7)
Stock option and restricted stock grants				42				42		42
Balance September 30, 2025	1,556	$6,808	$21	$8,745	$79,742	$(24,228)	$(7,748)	$63,340	$458	$63,798
Balance June 30, 2026	1,558	$6,808	$21	$8,773	$83,241	$(24,300)	$(7,111)	$67,432	$463	$67,895
Net income (loss)					2,202			2,202	6	2,208
Other comprehensive income (loss)							(2,351)	(2,351)		(2,351)
Preferred stock dividends(b)					(93)			(93)		(93)
Common stock dividends ($.54 per share)					(847)			(847)		(847)
Issuance of common and treasury stock				3		17		20		20
Purchase of treasury stock						(1)		(1)		(1)
Distributions to noncontrolling interests								—	(6)	(6)
Stock option and restricted stock grants				63				63		63
Balance September 30, 2026	1,558	$6,808	$21	$8,839	$84,503	$(24,284)	$(9,462)	$66,425	$463	$66,888
Balance December 31, 2024	1,560	$6,808	$21	$8,715	$76,863	$(24,065)	$(9,764)	$58,578	$462	$59,040
Net income (loss)					5,525			5,525	20	5,545
Other comprehensive income (loss)							2,016	2,016		2,016
Preferred stock dividends(c)					(262)			(262)		(262)
Common stock dividends ($1.52 per share)					(2,384)			(2,384)		(2,384)
Issuance of common and treasury stock	4			(171)		204		33		33
Purchase of treasury stock	(8)					(367)		(367)		(367)
Distributions to noncontrolling interests								—	(20)	(20)
Net other changes in noncontrolling interests								—	(4)	(4)
Stock option and restricted stock grants				201				201		201
Balance September 30, 2025	1,556	$6,808	$21	$8,745	$79,742	$(24,228)	$(7,748)	$63,340	$458	$63,798
Balance December 31, 2025	1,555	$6,808	$21	$8,728	$80,906	$(24,283)	$(6,987)	$65,193	$458	$65,651
Net income (loss)					6,324			6,324	17	6,341
Other comprehensive income (loss)							(2,475)	(2,475)		(2,475)
Preferred stock dividends(d)					(252)			(252)		(252)
Common stock dividends ($1.58 per share)					(2,475)			(2,475)		(2,475)
Issuance of common and treasury stock	11			(77)		480		403		403
Purchase of treasury stock	(8)					(481)		(481)		(481)
Distributions to noncontrolling interests								—	(17)	(17)
Net other changes in noncontrolling interests								—	5	5
Stock option and restricted stock grants				188				188		188
Balance September 30, 2026	1,558	$6,808	$21	$8,839	$84,503	$(24,284)	$(9,462)	$66,425	$463	$66,888
(a)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,430.896, $330.891, $662.50, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
(b)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $1,286.602, $294.817, $662.50, $343.75, $234.375, $250.00, $231.25 and $281.25, respectively.
(c)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $4,226.604, $977.026, $1,325.00, $1,031.25, $703.125, $750.00, $693.75 and $843.75, respectively.
(d)Reflects dividends declared per share on the Company’s Series A, Series B, Series J, Series K, Series L, Series M, Series N and Series O Non-Cumulative Perpetual Preferred Stock of $3,777.493, $864.748, $1,325.00, $1,031.25, $703.125, $750.00, $693.75 and $843.75, respectively.
See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Cash Flows

(Dollars in Millions) (Unaudited)	Nine Months Ended September 30
	2026	2025
Operating Activities
Net income attributable to U.S. Bancorp	$6,324	$5,525
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,768	1,609
Depreciation and amortization of premises and equipment	284	276
Amortization of intangibles	351	372
(Gain) loss on sales of loans held for sale	(91)	(186)
(Gain) loss on sales of securities and other assets	130	14
Loans originated for sale, net of repayments	(17,360)	(15,532)
Proceeds from sales of loans held for sale	17,350	15,523
Other, net	1,207	(2,606)
Net cash provided by operating activities	9,963	4,995
Investing Activities
Proceeds from sales of available-for-sale investment securities	14,862	5,608
Proceeds from maturities of held-to-maturity investment securities	5,112	5,323
Proceeds from maturities of available-for-sale investment securities	7,512	4,440
Purchases of held-to-maturity investment securities	(1,523)	(3,211)
Purchases of available-for-sale investment securities	(16,036)	(10,690)
Net increase in loans outstanding	(23,140)	(9,676)
Proceeds from sales of loans	548	6,641
Purchases of loans	(2,965)	(1,175)
Net decrease in securities purchased under agreements to resell	8,308	1,041
Net cash paid for acquisitions	(246)	(35)
Other, net	(1,653)	(1,954)
Net cash used in investing activities	(9,221)	(3,688)
Financing Activities
Net increase in deposits	9,650	7,241
Net increase (decrease) in short-term borrowings	3,655	(69)
Proceeds from issuance of long-term debt	10,253	10,291
Principal payments or redemption of long-term debt	(18,317)	(6,372)
Proceeds from issuance of common stock	39	32
Repurchase of common stock	(478)	(367)
Cash dividends paid on preferred stock	(226)	(237)
Cash dividends paid on common stock	(2,442)	(2,355)
Other, net	(34)	(68)
Net cash provided by financing activities	2,100	8,096
Effect of exchange rate changes on cash and due from banks	(209)	732
Change in cash and due from banks	2,633	10,135
Cash and due from banks at beginning of period	46,890	56,502
Cash and due from banks at end of period	$49,523	$66,637
See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1	Basis of Presentation
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
The Company has evaluated the impact of events that have occurred subsequent to September 30, 2026 through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, the Company has determined none of these events were required to be recognized or disclosed in the consolidated financial statements or related notes.

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
The amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale investment securities were as follows:

	September 30, 2026				December 31, 2025
(Dollars in Millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Treasury and agencies	$649	$—	$(5)	$644	$648	$—	$(4)	$644
Mortgage-backed securities
Residential agency	70,434	1	(13,493)	56,942	73,591	72	(9,184)	64,479
Commercial agency	1,591	—	(47)	1,544	1,644	25	(2)	1,667
Other	249	1	—	250	287	2	—	289
Total held-to-maturity	$72,923	$2	$(13,545)	$59,380	$76,170	$99	$(9,190)	$67,079
Available-for-Sale
U.S. Treasury and agencies	$26,818	$21	$(1,696)	$25,143	$30,098	$32	$(1,360)	$28,770
Mortgage-backed securities
Residential agency	41,450	5	(3,272)	38,183	39,066	286	(1,342)	38,010
Commercial
Agency	7,812	—	(1,120)	6,692	8,703	—	(961)	7,742
Non-agency	7	—	—	7	7	—	—	7
Asset-backed securities	4,173	3	(1)	4,175	6,512	16	(1)	6,527
Obligations of state and political subdivisions	7,515	—	(1,593)	5,922	10,387	11	(884)	9,514
Other	106	—	—	106	265	3	—	268
Total available-for-sale, excluding portfolio level basis adjustments	87,881	29	(7,682)	80,228	95,038	348	(4,548)	90,838
Portfolio level basis adjustments(a)	(341)	1	340	—	185	—	(185)	—
Total available-for-sale	$87,540	$30	$(7,342)	$80,228	$95,223	$348	$(4,733)	$90,838
(a)Represents fair value hedge basis adjustments related to active portfolio layer method hedges of available-for-sale investment securities, which are not allocated to individual securities in the portfolio. For additional information, refer to Note 12.
Investment securities with a fair value of $13.3 billion at September 30, 2026, and $17.2 billion at December 31, 2025, were pledged to secure public, private and trust deposits, repurchase agreements and for other purposes required by contractual obligation or law. Included in these amounts were securities where the Company and certain counterparties have agreements granting the counterparties the right to sell or pledge the securities. Investment securities securing these types of arrangements had a fair value of $227 million at September 30, 2026, and $294 million at December 31, 2025.
The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2026	2025	2026	2025
Taxable	$1,251	$1,318	$3,759	$3,833
Non-taxable	52	74	191	222
Total interest income from investment securities	$1,303	$1,392	$3,950	$4,055

36	U.S. Bancorp

The following table provides information about the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2026	2025	2026	2025
Realized gains	$10	$10	$14	$18
Realized losses	(75)	(17)	(163)	(82)
Net realized gains (losses)	$(65)	$(7)	$(149)	$(64)
Income tax expense (benefit) on net realized gains (losses)	$(16)	$(2)	$(37)	$(16)
The Company conducts a regular assessment of its available-for-sale investment securities with unrealized losses to determine whether all or some portion of a security’s unrealized loss is related to credit and an allowance for credit losses is necessary. If the Company intends to sell or it is more likely than not the Company will be required to sell an investment security, the amortized cost of the security is written down to fair value. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows of underlying collateral, the existence of any government or agency guarantees, and market conditions. The Company measures the allowance for credit losses using market information where available and discounting the cash flows at the original effective rate of the investment security. The allowance for credit losses is adjusted each period through earnings and can be subsequently recovered. The allowance for credit losses on the Company’s available-for-sale investment securities was immaterial at September 30, 2026 and December 31, 2025.
At September 30, 2026, certain investment securities had a fair value below amortized cost. The following table shows the gross unrealized losses excluding portfolio level basis adjustments and fair value of the Company’s available-for-sale investment securities with unrealized losses, aggregated by investment category and length of time the individual investment securities have been in continuous unrealized loss positions, at September 30, 2026:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$4,228	$(117)	$14,251	$(1,579)	$18,479	$(1,696)
Mortgage-backed securities
Residential agency	26,333	(1,388)	11,442	(1,884)	37,775	(3,272)
Commercial
Agency	—	—	6,692	(1,120)	6,692	(1,120)
Non-agency	—	—	7	—	7	—
Asset-backed securities	1,705	(1)	—	—	1,705	(1)
Obligations of state and political subdivisions	1,095	(88)	4,826	(1,505)	5,921	(1,593)
Total investment securities	$33,361	$(1,594)	$37,218	$(6,088)	$70,579	$(7,682)
These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase of these available-for-sale investment securities. U.S. Treasury and agencies securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government. The Company’s obligations of state and political subdivisions are generally high grade. Accordingly, the Company does not consider these unrealized losses to be credit-related and an allowance for credit losses is not necessary. In general, the issuers of the investment securities are contractually prohibited from prepayment at less than par, and the Company did not pay significant purchase premiums for these investment securities. At September 30, 2026, the Company had no plans to sell investment securities with unrealized losses, and believes it is more likely than not it would not be required to sell such investment securities before recovery of their amortized cost.
During the three and nine months ended September 30, 2026 and 2025, the Company did not purchase any investment securities that had more-than-insignificant credit deterioration.
Predominately all of the Company’s held-to-maturity investment securities are U.S. Treasury and agencies securities and highly rated agency mortgage-backed securities that are guaranteed or otherwise supported by the United States government and have no history of credit losses. Accordingly, the Company does not expect to incur meaningful losses on held-to-maturity investment securities and the related allowance for credit losses for these securities is not significant.

U.S. Bancorp	37

The following table provides information about the amortized cost, fair value and yield by maturity date of the investment securities outstanding at September 30, 2026:

(Dollars in Millions)	Amortized Cost	Fair Value	Weighted- Average Maturity in Years	Weighted-Average Yield(e)
Held-to-Maturity
U.S. Treasury and agencies
Maturing in one year or less	$649	$644	0.6	3.00%
Maturing after one year through five years	—	—	—	—
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$649	$644	0.6	3.00%
Mortgage-backed securities(a)
Maturing in one year or less	$109	$110	0.5	5.04%
Maturing after one year through five years	1,689	1,649	2.8	4.43
Maturing after five years through ten years	70,221	56,721	8.9	2.29
Maturing after ten years	6	6	17.6	5.88
Total	$72,025	$58,486	8.7	2.35%
Other
Maturing in one year or less	$125	$125	0.5	2.63%
Maturing after one year through five years	124	125	1.8	2.72
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$249	$250	1.2	2.67%
Total held-to-maturity(b)	$72,923	$59,380	8.6	2.36%
Available-for-Sale
U.S. Treasury and agencies
Maturing in one year or less	$11	$11	0.2	3.80%
Maturing after one year through five years	19,670	18,876	3.0	3.45
Maturing after five years through ten years	7,137	6,256	6.1	3.15
Maturing after ten years	—	—	—	—
Total	$26,818	$25,143	3.9	3.37%
Mortgage-backed securities(a)
Maturing in one year or less	$23	$23	0.1	3.03%
Maturing after one year through five years	9,663	8,467	3.9	1.91
Maturing after five years through ten years	39,353	36,192	8.0	4.67
Maturing after ten years	230	200	10.6	4.08
Total	$49,269	$44,882	7.2	4.13%
Asset-backed securities(a)
Maturing in one year or less	$902	$903	0.9	4.54%
Maturing after one year through five years	2,182	2,182	4.5	5.03
Maturing after five years through ten years	1,089	1,090	5.5	4.97
Maturing after ten years	—	—	—	—
Total	$4,173	$4,175	4.0	4.91%
Obligations of state and political subdivisions(c)(d)
Maturing in one year or less	$90	$90	0.6	4.98%
Maturing after one year through five years	198	191	3.4	4.43
Maturing after five years through ten years	1,135	949	8.6	3.73
Maturing after ten years	6,092	4,692	13.5	3.83
Total	$7,515	$5,922	12.3	3.85%
Other
Maturing in one year or less	$41	$42	0.4	4.40%
Maturing after one year through five years	65	64	2.6	4.53
Maturing after five years through ten years	—	—	—	—
Maturing after ten years	—	—	—	—
Total	$106	$106	1.7	4.48%
Total available-for-sale(b)(f)	$87,881	$80,228	6.5	3.91%
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
(f)Amortized cost excludes portfolio level basis adjustments of $(341) million.

38	U.S. Bancorp

NOTE 5	Loans and Allowance for Credit Losses
The composition of the loan portfolio, by class and underlying specific portfolio type, was as follows:

	September 30, 2026		December 31, 2025
(Dollars in Millions)	Amount	Percent of Total	Amount	Percent of Total
Commercial
Commercial	$154,302	37.2%	$141,982	36.2%
Lease financing	4,512	1.1	4,436	1.2
Total commercial	158,814	38.3	146,418	37.4
Commercial Real Estate
Commercial mortgages	43,296	10.4	39,476	10.1
Construction and development	10,155	2.5	9,444	2.4
Total commercial real estate	53,451	12.9	48,920	12.5
Residential Mortgages
Residential mortgages	112,323	27.0	110,788	28.3
Home equity loans, first liens	4,483	1.1	5,097	1.3
Total residential mortgages	116,806	28.1	115,885	29.6
Credit Card	41,587	10.0	38,031	9.7
Other Retail
Retail leasing	4,561	1.1	3,524.9
Home equity and second mortgages	14,346	3.5	14,025	3.6
Revolving credit	5,947	1.4	4,561	1.2
Installment	16,807	4.0	16,396	4.2
Automobile	2,928.7		3,575.9
Total other retail	44,589	10.7	42,081	10.8
Total loans	$415,247	100.0%	$391,335	100.0%
The Company had loans of $126.8 billion at September 30, 2026, and $127.8 billion at December 31, 2025, pledged at the FHLB, and loans of $98.6 billion at September 30, 2026, and $90.0 billion at December 31, 2025, pledged at the Federal Reserve Bank.
Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. Net unearned interest and deferred fees and costs on originated loans and unamortized premiums and discounts on purchased loans amounted to $2.0 billion at September 30, 2026 and December 31, 2025. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase in accordance with applicable authoritative accounting guidance. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered purchased credit deteriorated loans. All other purchased loans are considered non-purchased credit deteriorated loans.
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

estate prices, gross domestic product levels, interest rates and corporate bond spreads, as well as loan and borrower characteristics, such as internal risk ratings on commercial loans and consumer credit scores, delinquency status, collateral type and available valuation information, consideration of end-of-term losses on lease residuals, and the remaining term of the loan, adjusted for expected prepayments. For each loan portfolio, including those loans modified under various loan modification programs, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices, economic conditions or other factors that would affect the accuracy of the model. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off or expected recoveries on collateral dependent loans where recovery is expected through sale of the collateral at fair value less selling costs. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses. For loans and leases that do not share similar risk characteristics with a pool of loans, the Company establishes individually assessed reserves. Reserves for larger individual nonperforming loans in the commercial lending segment are analyzed utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or the fair value of the collateral, less selling costs, for collateral-dependent loans as appropriate. For smaller commercial loans collectively evaluated for impairment, historical loss experience is also incorporated into the allowance methodology applied to this category of loans.
The Company’s methodology for determining the appropriate allowance for credit losses also considers the imprecision inherent in the methodologies used and allocated to the various loan portfolios. As a result, amounts determined under the methodologies described above are adjusted by management to consider the potential impact of other qualitative factors not fully captured in the quantitative model adjustments which include, but are not limited to, the following: model imprecision, imprecision in the specification of economic scenario assumptions, such as interest rates and inflation, and emerging risks related to either changes in the environment that are affecting specific portfolios, or changes in portfolio composition over time that may affect model performance. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each loan portfolio.
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

40	U.S. Bancorp

Activity in the allowance for credit losses by portfolio class was as follows:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2026
Balance at beginning of period	$1,791	$1,230	$734	$3,373	$851	$7,979
Add
Allowance for acquired credit losses	—	—	—	55	—	55
Provision for credit losses(a)	100	(28)	6	515	61	654
Deduct
Loans charged-off	105	44	4	414	80	647
Less recoveries of loans charged-off	(17)	(2)	(4)	(80)	(21)	(124)
Net loan charge-offs (recoveries)	88	42	—	334	59	523
Balance at end of period	$1,803	$1,160	$740	$3,609	$853	$8,165
2025
Balance at beginning of period	$1,715	$1,384	$757	$3,188	$818	$7,862
Add
Provision for credit losses	56	46	28	366	75	571
Deduct
Loans charged-off	61	110	3	412	83	669
Less recoveries of loans charged-off	(31)	(7)	(4)	(66)	(25)	(133)
Net loan charge-offs (recoveries)	30	103	(1)	346	58	536
Balance at end of period	$1,741	$1,327	$786	$3,208	$835	$7,897
Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card	Other Retail	Total Loans
2026
Balance at beginning of period	$1,805	$1,288	$747	$3,274	$833	$7,947
Add
Allowance for acquired credit losses	—	—	—	55	—	55
Provision for credit losses(a)	303	(81)	(8)	1,346	208	1,768
Deduct
Loans charged-off	371	68	12	1,299	256	2,006
Less recoveries of loans charged-off	(66)	(21)	(13)	(233)	(68)	(401)
Net loan charge-offs (recoveries)	305	47	(1)	1,066	188	1,605
Balance at end of period	$1,803	$1,160	$740	$3,609	$853	$8,165
2025
Balance at beginning of period	$1,670	$1,508	$783	$3,144	$820	$7,925
Add
Provision for credit losses	267	(25)	1	1,177	189	1,609
Deduct
Loans charged-off	266	209	11	1,308	248	2,042
Less recoveries of loans charged-off	(70)	(53)	(13)	(195)	(74)	(405)
Net loan charge-offs (recoveries)	196	156	(2)	1,113	174	1,637
Balance at end of period	$1,741	$1,327	$786	$3,208	$835	$7,897
(a) The three and nine months ended September 30, 2026 include $135 million of provision for acquired loans.

The increase in the allowance for credit losses at September 30, 2026, compared with December 31, 2025, was primarily due to the impacts of recording the initial provision for credit losses of $135 million and initial allowance for acquired credit losses of $55 million related to the purchase of the small business credit card portfolio, partially offset by improved credit quality and economic outlook.

U.S. Bancorp	41

The following table provides a summary of loans charged-off by portfolio class and year of origination:

Three Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card(a)	Other Retail	Total Loans
2026
Originated in 2026	$41	$7	$—	$—	$3	$51
Originated in 2025	10	—	—	—	8	18
Originated in 2024	23	7	—	—	8	38
Originated in 2023	6	23	—	—	18	47
Originated in 2022	8	7	1	—	8	24
Originated prior to 2022	13	—	3	—	11	27
Revolving	4	—	—	414	24	442
Total charge-offs	$105	$44	$4	$414	$80	$647

2025
Originated in 2025	$4	$—	$—	$—	$3	$7
Originated in 2024	16	12	—	—	11	39
Originated in 2023	12	34	—	—	19	65
Originated in 2022	13	60	1	—	11	85
Originated in 2021	5	—	—	—	8	13
Originated prior to 2021	8	4	2	—	8	22
Revolving	3	—	—	412	23	438
Total charge-offs	$61	$110	$3	$412	$83	$669
Nine Months Ended September 30 (Dollars in Millions)	Commercial	Commercial Real Estate	Residential Mortgages	Credit Card(a)	Other Retail	Total Loans
2026
Originated in 2026	$65	$7	$—	$—	$4	$76
Originated in 2025	27	—	—	—	25	52
Originated in 2024	131	11	—	—	28	170
Originated in 2023	76	41	—	—	48	165
Originated in 2022	23	9	4	—	32	68
Originated prior to 2022	35	—	8	—	39	82
Revolving	14	—	—	1,299	80	1,393
Total charge-offs	$371	$68	$12	$1,299	$256	$2,006

2025
Originated in 2025	$24	$—	$—	$—	$3	$27
Originated in 2024	74	43	—	—	34	151
Originated in 2023	50	55	—	—	48	153
Originated in 2022	52	99	2	—	35	188
Originated in 2021	14	1	1	—	33	49
Originated prior to 2021	33	5	8	—	25	71
Revolving	19	6	—	1,308	70	1,403
Total charge-offs	$266	$209	$11	$1,308	$248	$2,042
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

42	U.S. Bancorp

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
The following table provides a summary of loans by portfolio class, including the delinquency status of those that continue to accrue interest, and those that are nonperforming:

	Accruing
(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonperforming(b)	Total
September 30, 2026
Commercial	$158,174	$194	$14	$432	$158,814
Commercial real estate	52,843	85	5	518	53,451
Residential mortgages(a)	116,214	194	222	176	116,806
Credit card	40,568	562	457	—	41,587
Other retail	44,207	179	45	158	44,589
Total loans	$412,006	$1,214	$743	$1,284	$415,247
December 31, 2025
Commercial	$145,334	$347	$20	$717	$146,418
Commercial real estate	48,340	49	13	518	48,920
Residential mortgages(a)	115,235	214	285	151	115,885
Credit card	37,037	511	483	—	38,031
Other retail	41,681	187	52	161	42,081
Total loans	$387,627	$1,308	$853	$1,547	$391,335
(a)At September 30, 2026, $442 million of loans 30–89 days past due and $3.4 billion of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $606 million and $3.5 billion at December 31, 2025, respectively.
(b)The Company recognized interest income on nonperforming loans of $8 million and $4 million for the three months ended September 30, 2026 and 2025, respectively, and $16 million and $14 million for the nine months ended September 30, 2026 and 2025, respectively.

U.S. Bancorp	43

The amount of foreclosed residential real estate held by the Company, and included in OREO, was $21 million and $24 million at September 30, 2026 and December 31, 2025, respectively. These amounts excluded $86 million and $65 million at September 30, 2026 and December 31, 2025, respectively, of foreclosed residential real estate related to mortgage loans whose payments are primarily insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs. In addition, the amount of residential mortgage loans secured by residential real estate in the process of foreclosure at September 30, 2026 and December 31, 2025, was $908 million and $705 million, respectively, of which $652 million and $458 million, respectively, related to loans purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs.
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

44	U.S. Bancorp

The following table provides a summary of loans by portfolio class and the Company’s internal credit quality rating:

	September 30, 2026					December 31, 2025
		Criticized					Criticized
(Dollars in Millions)	Pass	Special Mention	Classified(a)	Total Criticized	Total	Pass	Special Mention	Classified(a)	Total Criticized	Total
Commercial
Originated in 2026	$54,421	$721	$405	$1,126	$55,547	$—	$—	$—	$—	$—
Originated in 2025	45,005	250	208	458	45,463	70,753	219	762	981	71,734
Originated in 2024	14,936	78	276	354	15,290	24,283	168	637	805	25,088
Originated in 2023	4,027	1	234	235	4,262	7,532	47	278	325	7,857
Originated in 2022	4,199	31	56	87	4,286	10,040	23	287	310	10,350
Originated prior to 2022	5,308	2	48	50	5,358	6,920	23	84	107	7,027
Revolving(b)	27,851	359	398	757	28,608	23,494	484	384	868	24,362
Total commercial	155,747	1,442	1,625	3,067	158,814	143,022	964	2,432	3,396	146,418
Commercial real estate
Originated in 2026	14,560	122	689	811	15,371	—	—	—	—	—
Originated in 2025	13,625	180	325	505	14,130	15,466	143	981	1,124	16,590
Originated in 2024	5,066	47	261	308	5,374	6,368	88	338	426	6,794
Originated in 2023	2,051	15	151	166	2,217	3,232	65	444	509	3,741
Originated in 2022	3,228	115	560	675	3,903	5,211	242	613	855	6,066
Originated prior to 2022	9,696	111	358	469	10,165	12,784	301	558	859	13,643
Revolving	2,169	114	—	114	2,283	1,991	82	7	89	2,080
Revolving converted to term	7	—	1	1	8	5	—	1	1	6
Total commercial real estate	50,402	704	2,345	3,049	53,451	45,057	921	2,942	3,863	48,920
Residential mortgages(c)
Originated in 2026	11,476	—	—	—	11,476	—	—	—	—	—
Originated in 2025	9,712	—	3	3	9,715	11,917	—	1	1	11,918
Originated in 2024	5,620	—	16	16	5,636	7,249	—	14	14	7,263
Originated in 2023	6,870	—	34	34	6,904	7,758	—	35	35	7,793
Originated in 2022	23,303	—	72	72	23,375	24,620	—	61	61	24,681
Originated prior to 2022	59,415	—	285	285	59,700	63,891	—	339	339	64,230
Total residential mortgages	116,396	—	410	410	116,806	115,435	—	450	450	115,885
Credit card(d)	41,130	—	457	457	41,587	37,548	—	483	483	38,031
Other retail
Originated in 2026	7,513	—	3	3	7,516	—	—	—	—	—
Originated in 2025	5,641	—	7	7	5,648	7,953	—	4	4	7,957
Originated in 2024	4,078	—	11	11	4,089	5,136	—	10	10	5,146
Originated in 2023	1,968	—	10	10	1,978	2,720	—	11	11	2,731
Originated in 2022	1,826	—	8	8	1,834	2,576	—	11	11	2,587
Originated prior to 2022	5,964	—	21	21	5,985	7,889	—	26	26	7,915
Revolving	16,520	—	117	117	16,637	14,780	—	123	123	14,903
Revolving converted to term	865	—	37	37	902	799	—	43	43	842
Total other retail	44,375	—	214	214	44,589	41,853	—	228	228	42,081
Total loans	$408,050	$2,146	$5,051	$7,197	$415,247	$382,915	$1,885	$6,535	$8,420	$391,335
Total outstanding commitments	$892,580	$3,658	$6,127	$9,785	$902,365	$828,343	$3,094	$8,348	$11,442	$839,785
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
(c)At September 30, 2026, $3.4 billion of GNMA loans 90 days or more past due and $1.1 billion of modified GNMA loans whose repayments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs were classified with a pass rating, compared with $3.5 billion and $1.3 billion at December 31, 2025, respectively.
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
The following table provides a summary of period-end balances of loans modified during the periods presented, by portfolio class and modification granted:

Three Months Ended September 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2026
Commercial	$—	$—	$42	$—	$42	—%
Commercial real estate	—	—	310	—	310.6
Residential mortgages(b)	—	22	16	6	44	—
Credit card	180	—	—	—	180.4
Other retail	2	—	22	2	26.1
Total loans, excluding loans purchased from GNMA mortgage pools	182	22	390	8	602.1
Loans purchased from GNMA mortgage pools(b)	2	125	135	360	622.5
Total loans	$184	$147	$525	$368	$1,224.3%
2025
Commercial	$14	$—	$110	$23	$147.1%
Commercial real estate	—	—	175	4	179.4
Residential mortgages(b)	—	32	8	6	46	—
Credit card	174	—	—	—	174.5
Other retail	2	3	26	1	32.1
Total loans, excluding loans purchased from GNMA mortgage pools	190	35	319	34	578.2
Loans purchased from GNMA mortgage pools(b)	—	356	163	147	666.6
Total loans	$190	$391	$482	$181	$1,244.3%
Nine Months Ended September 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)	Total Modifications	Percent of Class Total
2026
Commercial	$—	$—	$315	$—	$315.2%
Commercial real estate	—	—	668	—	668	1.2
Residential mortgages(b)	—	61	31	24	116.1
Credit card	437	—	—	—	437	1.1
Other retail	5	2	71	3	81.2
Total loans, excluding loans purchased from GNMA mortgage pools	442	63	1,085	27	1,617.4
Loans purchased from GNMA mortgage pools(b)	3	300	314	615	1,232	1.1
Total loans	$445	$363	$1,399	$642	$2,849.7%
2025
Commercial	$14	$1	$309	$66	$390.3%
Commercial real estate	—	—	438	6	444.9
Residential mortgages(b)	—	295	12	23	330.3
Credit card	417	3	—	—	420	1.2
Other retail	5	7	70	6	88.2
Total loans, excluding loans purchased from GNMA mortgage pools	436	306	829	101	1,672.4
Loans purchased from GNMA mortgage pools(b)	—	915	368	394	1,677	1.5
Total loans	$436	$1,221	$1,197	$495	$3,349.9%
(a)Includes $68 million of total loans receiving a payment delay and term extension, $252 million of total loans receiving an interest rate reduction and term extension and $48 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended September 30, 2026, compared with $83 million, $77 million and $21 million for the three months ended September 30, 2025, respectively. Includes $128 million of total loans receiving a payment delay and term extension, $423 million of total loans receiving an interest rate reduction and term extension and $91 million of total loans receiving an interest rate reduction, payment delay and term extension for the nine months ended September 30, 2026, compared with $230 million, $208 million and $57 million for the nine months ended September 30, 2025, respectively.
(b)Percent of class total amounts expressed as a percent of total residential mortgage loan balances.

46	U.S. Bancorp

Loan modifications included in the table above exclude trial period arrangements offered to customers and secured loans to consumer borrowers that have had debt discharged through bankruptcy where the borrower has not reaffirmed the debt during the periods presented. At September 30, 2026, the balance of loans modified in trial period arrangements was $300 million, while the balance of secured loans to consumer borrowers that have had debt discharged through bankruptcy was not material.
The following table summarizes the effects of loan modifications made to borrowers on loans modified:

Three Months Ended September 30	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2026
Commercial	—%	11
Commercial real estate	—	5
Residential mortgages	1.3	41
Credit card	15.5	—
Other retail	5.7	9
Loans purchased from GNMA mortgage pools	.7	84
2025
Commercial	2.5%	9
Commercial real estate	4.0	10
Residential mortgages	1.1	79
Credit card	16.6	—
Other retail	7.3	4
Loans purchased from GNMA mortgage pools	.4	103
Nine Months Ended September 30	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
2026
Commercial	—%	34
Commercial real estate	—	8
Residential mortgages	1.0	58
Credit card	16.0	—
Other retail	6.9	7
Loans purchased from GNMA mortgage pools	.7	88
2025
Commercial	1.3%	11
Commercial real estate	3.3	9
Residential mortgages	1.3	88
Credit card	16.7	—
Other retail	5.8	8
Loans purchased from GNMA mortgage pools	.4	102
Note: The weighted-average payment deferral for all portfolio classes was less than $1 million for the three and nine months ended September 30, 2026 and 2025. Forbearance payments are required to be paid at the end of the original term loan.
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
The following table provides a summary of loan balances as of September 30, which were modified during the prior twelve months, by portfolio class and delinquency status:

(Dollars in Millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Total
2026
Commercial	$337	$1	$161	$499
Commercial real estate	795	—	151	946
Residential mortgages(a)	1,099	10	11	1,120
Credit card	399	95	48	542
Other retail	84	11	6	101
Total loans	$2,714	$117	$377	$3,208
2025
Commercial	$371	$1	$67	$439
Commercial real estate	688	—	18	706
Residential mortgages(a)	1,476	6	10	1,492
Credit card	370	91	48	509
Other retail	87	14	6	107
Total loans	$2,992	$112	$149	$3,253
(a)At September 30, 2026, $264 million of loans 30-89 days past due and $97 million of loans 90 days or more past due purchased and that could be purchased from GNMA mortgage pools under delinquent loan repurchase options whose payments are insured by the Federal Housing Administration or guaranteed by the United States Department of Veterans Affairs, were classified as current, compared with $410 million and $288 million at September 30, 2025, respectively.

48	U.S. Bancorp

The following table provides a summary of loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified within twelve months prior to default:

Three Months Ended September 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)
2026
Commercial	$—	$—	$110	$7
Commercial real estate	—	—	73	—
Residential mortgages	—	—	1	3
Credit card	46	—	—	—
Other retail	1	—	4	—
Total loans, excluding loans purchased from GNMA mortgage pools	47	—	188	10
Loans purchased from GNMA mortgage pools	—	12	25	27
Total loans	$47	$12	$213	$37
2025
Commercial	$—	$—	$11	$—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	1	1
Credit card	44	—	—	—
Other retail	1	—	4	—
Total loans, excluding loans purchased from GNMA mortgage pools	45	—	16	1
Loans purchased from GNMA mortgage pools	—	69	51	66
Total loans	$45	$69	$67	$67
Nine Months Ended September 30 (Dollars in Millions)	Interest Rate Reduction	Payment Delay	Term Extension	Multiple Modifications(a)
2026
Commercial	$—	$—	$115	$7
Commercial real estate	—	—	96	—
Residential mortgages	—	—	1	6
Credit card	141	—	—	—
Other retail	2	—	12	—
Total loans, excluding loans purchased from GNMA mortgage pools	143	—	224	13
Loans purchased from GNMA mortgage pools	—	48	67	81
Total loans	$143	$48	$291	$94
2025
Commercial	$—	$—	$22	$—
Commercial real estate	36	—	—	—
Residential mortgages	—	—	1	4
Credit card	132	—	—	—
Other retail	2	—	13	—
Total loans, excluding loans purchased from GNMA mortgage pools	170	—	36	4
Loans purchased from GNMA mortgage pools	—	108	71	104
Total loans	$170	$108	$107	$108
(a)Includes $10 million of total loans receiving a payment delay and term extension, $21 million of total loans receiving an interest rate reduction and term extension, and $6 million of total loans receiving an interest rate reduction, payment delay and term extension for the three months ended September 30, 2026, compared with $34 million, $30 million, and $3 million for the three months ended September 30, 2025, respectively. Includes $38 million of total loans receiving a payment delay and term extension, $46 million of total loans receiving an interest rate reduction and term extension, and $10 million of total loans receiving an interest rate reduction, payment delay and term extension for the nine months ended September 30, 2026, compared with $59 million, $44 million, and $5 million for the nine months ended September 30, 2025, respectively.
As of September 30, 2026, the Company had $231 million of commitments to lend additional funds to borrowers whose terms of their outstanding owed balances have been modified.

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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and other tax-advantaged investments in tax expense of $159 million and $184 million for the three months ended September 30, 2026 and 2025, respectively, and $480 million and $548 million for the nine months ended September 30, 2026 and 2025, respectively. The Company recognized $162 million and $151 million of expenses related to all of these investments for the three months ended September 30, 2026 and 2025, respectively, which were primarily included in tax expense. The Company recognized $493 million and $452 million of expenses related to all of these investments for the nine months ended September 30, 2026 and 2025, respectively, which were primarily included in tax expense.
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
The following table provides a summary of investments in community development and tax-advantaged VIEs that the Company has not consolidated:

(Dollars in Millions)	September 30, 2026	December 31, 2025
Investment carrying amount	$10,036	$9,712
Unfunded capital and other commitments	5,513	5,761
Maximum exposure to loss	10,512	9,338
The Company also has noncontrolling financial investments in private investment funds and partnerships considered to be VIEs, which are not consolidated. The Company’s recorded investment in these entities, carried in other assets on the Consolidated Balance Sheet, was approximately $399 million at September 30, 2026 and $312 million at December 31, 2025. The maximum

50	U.S. Bancorp

exposure to loss related to these VIEs was $523 million at September 30, 2026 and $439 million at December 31, 2025, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.
The Company also held senior notes of $903 million as available-for-sale investment securities at September 30, 2026, compared with $1.7 billion at December 31, 2025. These senior notes were issued by third-party securitization vehicles that held $1.0 billion at September 30, 2026 and $1.9 billion at December 31, 2025 of indirect auto loans that collateralize the senior notes. These VIEs are not consolidated by the Company.
The Company’s individual net investments in unconsolidated VIEs, which exclude any unfunded capital commitments, ranged from less than $1 million to $275 million at September 30, 2026, compared with less than $1 million to $299 million at December 31, 2025.
The Company is required to consolidate VIEs in which it has concluded it has a controlling financial interest. The Company sponsors entities to which it transfers its interests in tax-advantaged investments to third parties. At September 30, 2026, approximately $6.9 billion of the Company’s assets and $4.4 billion of its liabilities included on the Consolidated Balance Sheet were related to community development and tax-advantaged investment VIEs which the Company has consolidated, primarily related to these transfers. These amounts compared to $6.2 billion and $3.8 billion, respectively, at December 31, 2025. The majority of the assets of these consolidated VIEs are reported in other assets, and the liabilities are reported in long-term debt and other liabilities. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIEs is generally limited to the carrying value of its variable interests plus any related tax credits previously recognized or transferred to others with a guarantee.

NOTE 7	Mortgage Servicing Rights
The Company capitalizes MSRs as separate assets when loans are sold and servicing is retained. MSRs may also be purchased from others. The Company carries MSRs at fair value, with changes in the fair value recorded in earnings during the period in which they occur. The Company serviced $215.9 billion of residential mortgage loans for others at September 30, 2026, and $216.3 billion at December 31, 2025, including subserviced mortgages with no corresponding MSR asset. Included in mortgage banking revenue are the MSR fair value changes arising from market rate and model assumption changes, net of the value change in derivatives used to economically hedge MSRs. These changes resulted in net losses of $8 million and net gains of $12 million for the three months ended September 30, 2026 and 2025, respectively, and net losses of $33 million and net gains of $10 million for the nine months ended September 30, 2026 and 2025, respectively. Loan servicing and ancillary fees, not including valuation changes, included in mortgage banking revenue were $167 million and $173 million for the three months ended September 30, 2026 and 2025, respectively, and $494 million and $517 million for the nine months ended September 30, 2026 and 2025, respectively.
Changes in fair value of capitalized MSRs are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2026	2025	2026	2025
Balance at beginning of period	$3,177	$3,305	$3,159	$3,369
Rights capitalized	98	71	249	194
Rights sold	(1)	1	(5)	2
Changes in fair value of MSRs
Due to fluctuations in market interest rates(a)	230	(3)	256	(43)
Due to revised assumptions or models(b)	(5)	13	(17)	23
Other changes in fair value(c)	(80)	(98)	(223)	(256)
Balance at end of period	$3,419	$3,289	$3,419	$3,289
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
The estimated sensitivity to changes in interest rates of the fair value of the MSR portfolio and the related derivative instruments was as follows:

	September 30, 2026						December 31, 2025
(Dollars in Millions)	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
MSR portfolio	$(278)	$(127)	$(60)	$54	$103	$184	$(369)	$(176)	$(86)	$81	$155	$284
Derivative instrument hedges	286	126	59	(54)	(104)	(194)	397	188	89	(79)	(153)	(297)
Net sensitivity	$8	$(1)	$(1)	$—	$(1)	$(10)	$28	$12	$3	$2	$2	$(13)

U.S. Bancorp	51

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
The following table provides a summary of the Company’s MSRs and related characteristics by portfolio:

	September 30, 2026				December 31, 2025
(Dollars in Millions)	HFA	Government	Conventional(d)	Total	HFA	Government	Conventional(d)	Total
Servicing portfolio(a)	$59,610	$22,646	$124,628	$206,884	$56,993	$23,630	$126,614	$207,237
Fair value	$965	$484	$1,970	$3,419	$849	$465	$1,845	$3,159
Value (bps)(b)	162	214	158	165	149	197	146	152
Weighted-average servicing fees (bps)	35	45	25	30	35	45	25	30
Multiple (value/servicing fees)	4.62	4.80	6.20	5.45	4.22	4.41	5.75	5.03
Weighted-average note rate	5.28%	4.45%	4.15%	4.51%	5.17%	4.41%	4.04%	4.39%
Weighted-average age (in years)	5.0	7.3	6.0	5.9	4.8	6.8	5.7	5.6
Weighted-average expected prepayment (constant prepayment rate)	8.5%	8.7%	7.2%	7.7%	10.2%	10.1%	8.2%	9.0%
Weighted-average expected life (in years)	8.1	7.2	7.5	7.6	7.4	6.7	7.2	7.2
Weighted-average option adjusted spread(c)	7.1%	6.6%	4.8%	5.7%	7.3%	6.9%	5.1%	5.9%
(a)Represents principal balance of mortgages having corresponding MSR asset.
(b)Calculated as fair value divided by the servicing portfolio.
(c)Option adjusted spread is the incremental spread added to the risk-free rate to reflect optionality and other risk inherent in the MSRs.
(d)Represents loans sold primarily to GSEs.

NOTE 8	Preferred Stock
At September 30, 2026 and December 31, 2025, the Company had authority to issue 50 million shares of preferred stock. The number of shares issued and outstanding and the carrying amount of each outstanding series of the Company’s preferred stock were as follows:

	September 30, 2026				December 31, 2025
(Dollars in Millions)	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount	Shares Issued and Outstanding	Liquidation Preference	Discount	Carrying Amount
Series A	12,510	$1,251	$145	$1,106	12,510	$1,251	$145	$1,106
Series B	40,000	1,000	—	1,000	40,000	1,000	—	1,000
Series J	40,000	1,000	7	993	40,000	1,000	7	993
Series K	23,000	575	10	565	23,000	575	10	565
Series L	20,000	500	14	486	20,000	500	14	486
Series M	30,000	750	21	729	30,000	750	21	729
Series N	60,000	1,500	8	1,492	60,000	1,500	8	1,492
Series O	18,000	450	13	437	18,000	450	13	437
Total preferred stock(a)	243,510	$7,026	$218	$6,808	243,510	$7,026	$218	$6,808
(a)The par value of all shares issued and outstanding at September 30, 2026 and December 31, 2025, was $1.00 per share.

52	U.S. Bancorp

NOTE 9	Accumulated Other Comprehensive Income (Loss)
Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss). The reconciliation of the transactions affecting accumulated other comprehensive income (loss) included in shareholders’ equity is as follows:

Three Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Debit Valuation Adjustments	Foreign Currency Translation	Total
2026
Balance at beginning of period	$(3,322)	$(2,656)	$(298)	$(812)	$(17)	$(6)	$(7,111)
Changes in unrealized gains (losses)	(2,933)	—	(448)	—	9	—	(3,372)
Foreign currency translation adjustment(a)	—	—	—	—	—	8	8
Reclassification to earnings of realized (gains) losses	65	114	46	(7)	—	—	218
Applicable income taxes	724	(29)	102	2	(2)	(2)	795
Balance at end of period	$(5,466)	$(2,571)	$(598)	$(817)	$(10)	$—	$(9,462)
2025
Balance at beginning of period	$(4,513)	$(2,992)	$(132)	$(954)	$(1)	$(17)	$(8,609)
Changes in unrealized gains (losses)	975	—	(5)	—	(5)	—	965
Foreign currency translation adjustment(a)	—	—	—	—	—	(1)	(1)
Reclassification to earnings of realized (gains) losses	7	124	65	(1)	—	—	195
Applicable income taxes	(248)	(32)	(15)	(4)	1	—	(298)
Balance at end of period	$(3,779)	$(2,900)	$(87)	$(959)	$(5)	$(18)	$(7,748)
Nine Months Ended September 30 (Dollars in Millions)	Unrealized Gains (Losses) on Investment Securities Available-For-Sale	Unrealized Gains (Losses) on Investment Securities Transferred From Available-For-Sale to Held-To-Maturity	Unrealized Gains (Losses) on Derivative Hedges	Unrealized Gains (Losses) on Retirement Plans	Debit Valuation Adjustments	Foreign Currency Translation	Total
2026
Balance at beginning of period	$(3,278)	$(2,816)	$(69)	$(801)	$(10)	$(13)	$(6,987)
Changes in unrealized gains (losses)	(3,076)	—	(837)	—	—	—	(3,913)
Foreign currency translation adjustment(a)	—	—	—	—	—	17	17
Reclassification to earnings of realized (gains) losses	149	328	129	(21)	—	—	585
Applicable income taxes	739	(83)	179	5	—	(4)	836
Balance at end of period	$(5,466)	$(2,571)	$(598)	$(817)	$(10)	$—	$(9,462)
2025
Balance at beginning of period	$(5,078)	$(3,165)	$(553)	$(955)	$1	$(14)	$(9,764)
Changes in unrealized gains (losses)	1,681	—	436	—	(8)	—	2,109
Foreign currency translation adjustment(a)	—	—	—	—	—	(5)	(5)
Reclassification to earnings of realized (gains) losses	64	358	191	(4)	—	—	609
Applicable income taxes	(446)	(93)	(161)	—	2	1	(697)
Balance at end of period	$(3,779)	$(2,900)	$(87)	$(959)	$(5)	$(18)	$(7,748)
(a)Represents the impact of changes in foreign currency exchange rates on the Company’s investment in foreign operations and related hedges.

U.S. Bancorp	53

Additional detail about the impact to net income for items reclassified out of accumulated other comprehensive income (loss) and into earnings is as follows:

	Impact to Net Income
	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Consolidated Statement of Income
(Dollars in Millions)	2026	2025	2026	2025
Unrealized gains (losses) on investment securities available-for-sale
Realized gains (losses) on sales of investment securities	$(65)	$(7)	$(149)	$(64)	Securities gains (losses), net
	16	2	37	16	Applicable income taxes
	(49)	(5)	(112)	(48)	Net-of-tax
Unrealized gains (losses) on investment securities transferred from available-for-sale to held-to-maturity
Amortization of unrealized gains (losses)	(114)	(124)	(328)	(358)	Interest income
	29	32	83	93	Applicable income taxes
	(85)	(92)	(245)	(265)	Net-of-tax
Unrealized gains (losses) on derivative hedges
Realized gains (losses) on derivative hedges	(46)	(65)	(129)	(191)	Net interest income
	12	16	33	48	Applicable income taxes
	(34)	(49)	(96)	(143)	Net-of-tax
Unrealized gains (losses) on retirement plans
Actuarial gains (losses) and prior service cost (credit) amortization	7	1	21	4	Other noninterest expense
	(2)	—	(5)	(1)	Applicable income taxes
	5	1	16	3	Net-of-tax
Total impact to net income	$(163)	$(145)	$(437)	$(453)

NOTE 10	Earnings Per Share
The components of earnings per share were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and Shares in Millions, Except Per Share Data)	2026	2025	2026	2025
Net income attributable to U.S. Bancorp	$2,202	$2,001	$6,324	$5,525
Preferred dividends	(93)	(97)	(252)	(262)
Earnings allocated to participating stock awards	(14)	(11)	(38)	(34)
Net income applicable to U.S. Bancorp common shareholders	$2,095	$1,893	$6,034	$5,229
Average common shares outstanding	1,558	1,557	1,555	1,558
Net effect of the exercise and assumed purchase of stock awards	1	—	1	1
Average diluted common shares outstanding	1,559	1,557	1,556	1,559
Earnings per common share	$1.34	$1.22	$3.88	$3.36
Diluted earnings per common share	$1.34	$1.22	$3.88	$3.35
Options outstanding at September 30, 2025 to purchase 1 million common shares for the three and nine months ended September 30, 2025 were not included in the computation of diluted earnings per share because they were antidilutive.

54	U.S. Bancorp

NOTE 11	Employee Benefits
The components of net periodic benefit cost for the Company’s pension plans were:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2026	2025	2026	2025
Service cost	$43	$54	$131	$160
Interest cost	101	102	303	307
Expected return on plan assets	(152)	(147)	(456)	(440)
Prior service cost (credit) amortization	(10)	(1)	(31)	(3)
Actuarial loss (gain) amortization	5	1	14	3
Net periodic benefit cost (credit)(a)	$(13)	$9	$(39)	$27
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
Cash Flow Hedges These derivatives are interest rate swaps the Company uses to hedge the forecasted cash flows from its underlying variable-rate loans and debt. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) until the cash flows of the hedged items are realized. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately, unless the forecasted transaction is at least reasonably possible of occurring, whereby the amounts remain within other comprehensive income (loss). At September 30, 2026, the Company had $598 million (net-of-tax) of realized and unrealized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared with $69 million (net-of-tax) of realized and unrealized losses at December 31, 2025. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss of $305 million (net-of-tax). All cash flow hedges were highly effective for the nine months ended September 30, 2026.
Net Investment Hedges The Company uses forward commitments to sell specified amounts of certain foreign currencies, and non-derivative debt instruments, to hedge the volatility of its net investment in foreign operations driven by fluctuations in foreign currency exchange rates. The carrying amount of non-derivative debt instruments designated as net investment hedges was $1.6 billion at September 30, 2026 and $1.7 billion at December 31, 2025.
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
The following table summarizes the asset and liability management derivative positions of the Company:

	September 30, 2026			December 31, 2025
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Fair value hedges
Interest rate contracts
Receive fixed/pay floating swaps	$14,875	$—	$—	$7,950	$—	$—
Pay fixed/receive floating swaps	25,917	—	—	25,154	—	—
Cash flow hedges
Interest rate contracts
Receive fixed/pay floating swaps	31,230	1	8	25,350	—	—
Pay fixed/receive floating swaps	—	—	—	1,000	—	—
Net investment hedges
Foreign exchange forward contracts	953	20	—	759	—	2
Other economic hedges
Interest rate contracts
Futures and forwards
Buy	5,079	27	76	3,235	10	1
Sell	5,074	71	17	3,583	1	10
Options
Purchased	10,210	221	—	8,930	131	—
Written	2,174	4	63	2,553	13	58
Receive fixed/pay floating swaps	6,430	—	190	5,318	14	30
Pay fixed/receive floating swaps	2,414	—	—	2,479	—	—
Foreign exchange forward contracts	694	10	—	940	3	3
Equity contracts	374	—	8	334	2	1
Credit contracts	2,443	2	9	2,265	—	18
Other(a)	2,317	14	74	1,085	6	99
Total	$110,184	$370	$445	$90,935	$180	$222
(a)Includes derivative liability swap agreements related to the sale of a portion of the Company’s Class B common and preferred shares of Visa Inc. The Visa swap agreements had a total notional value and fair value of $500 million and $64 million at September 30, 2026, respectively, compared to $995 million and $99 million at December 31, 2025, respectively. In addition, includes short-term underwriting purchase and sale commitments with total notional values of $1.7 billion at September 30, 2026.

56	U.S. Bancorp

The following table summarizes the customer-related derivative positions of the Company:

	September 30, 2026			December 31, 2025
	Notional Value	Fair Value		Notional Value	Fair Value
(Dollars in Millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts
Receive fixed/pay floating swaps	$581,744	$132	$5,827	$459,357	$1,326	$2,134
Pay fixed/receive floating swaps	503,721	3,485	52	386,099	1,142	449
Other(a)	65,056	27	52	66,014	19	33
Options
Purchased	197,803	542	2	148,778	222	8
Written	143,098	9	761	106,749	24	291
Futures
Buy	18,349	—	16	3,974	—	—
Sell	204	—	—	527	—	—
Foreign exchange rate contracts
Forwards, spots and swaps	154,711	2,362	2,253	137,555	2,688	2,575
Options
Purchased	1,717	17	1	1,101	20	2
Written	1,717	2	18	1,101	4	19
Commodity contracts
Forwards	44	3	—	—	—	—
Swaps	28,834	1,929	1,663	18,068	810	705
Options
Purchased	4,388	427	5	4,545	278	2
Written	4,385	6	421	4,539	1	278
Futures
Buy	29	—	1	—	—	—
Sell	1,233	229	140	631	138	71
Credit contracts	17,362	—	16	14,683	—	3
Total	$1,724,395	$9,170	$11,228	$1,353,721	$6,672	$6,570
(a)Primarily represents floating rate interest rate swaps that pay based on differentials between specified interest rate indexes.
The table below shows the effective portion of the gains (losses) recognized in other comprehensive income (loss) and the gains (losses) reclassified from other comprehensive income (loss) into earnings (net-of-tax):

	Three Months Ended September 30				Nine Months Ended September 30
	Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings		Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Gains (Losses) Reclassified from Other Comprehensive Income (Loss) into Earnings
(Dollars in Millions)	2026	2025	2026	2025	2026	2025	2026	2025
Asset and Liability Management Positions
Cash flow hedges
Interest rate contracts	$(334)	$(4)	$(34)	$(49)	$(625)	$323	$(96)	$(143)
Net investment hedges
Foreign exchange forward contracts	10	14	—	—	44	(28)	—	—
Non-derivative debt instruments	15	(3)	—	—	64	(194)	—	—
Note: The Company does not exclude components from effectiveness testing for cash flow and net investment hedges.

U.S. Bancorp	57

The table below shows the effect of fair value and cash flow hedge accounting on the Consolidated Statement of Income:

	Three Months Ended September 30				Nine Months Ended September 30
	Interest Income		Interest Expense		Interest Income		Interest Expense
(Dollars in Millions)	2026	2025	2026	2025	2026	2025	2026	2025
Total amount of income and expense line items presented in the Consolidated Statement of Income in which the effects of fair value or cash flow hedges are recorded	$7,774	$7,927	$3,306	$3,705	$22,779	$23,047	$9,687	$10,682
Asset and Liability Management Positions
Fair value hedges
Interest rate contract derivatives	661	34	(423)	92	1,114	(699)	(566)	(92)
Hedged items	(663)	(34)	425	(92)	(1,123)	699	570	96
Cash flow hedges
Interest rate contract derivatives	(46)	(60)	—	5	(128)	(172)	1	19
Note: The Company does not exclude components from effectiveness testing for fair value and cash flow hedges. The Company reclassified losses of $1 million into earnings during the nine months ended September 30, 2026, as a result of realized cash flows on discontinued cash flow hedges, compared with $5 million and $19 million into earnings during the three and nine months ended September 30, 2025, respectively. No amounts were reclassified into earnings on discontinued cash flow hedges because it is probable the original hedged forecasted cash flows will not occur.
The table below shows cumulative hedging adjustments and the carrying amount of assets and liabilities currently designated in fair value hedges:

	Carrying Amount of the Hedged Assets and Liabilities		Cumulative Hedging Adjustment
(Dollars in Millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Line Item in the Consolidated Balance Sheet
Available-for-sale investment securities(a)	$24,973	$25,062	$(882)	$75
Long-term debt	14,451	8,091	(400)	153
Note: The table above excludes the cumulative hedging adjustment related to discontinued hedging relationships on available-for-sale investment securities and long-term debt of $(82) million and $(44) million, respectively, at September 30, 2026, compared with $57 million and $(33) million at December 31, 2025, respectively. The carrying amount of available-for-sale investment securities and long-term debt related to discontinued hedging relationships was $5.3 billion and $15.6 billion, respectively, at September 30, 2026, compared with $11.8 billion and $16.6 billion at December 31, 2025, respectively.
(a)Includes amounts related to available-for-sale investment securities currently designated as the hedged item in a fair value hedge using the portfolio layer method. At September 30, 2026, the amortized cost of the closed portfolios used in these hedging relationships was $21.9 billion, of which $12.8 billion was designated as hedged. At September 30, 2026, the cumulative amount of basis adjustments associated with these hedging relationships was $(274) million. At December 31, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $20.7 billion, of which $9.2 billion was designated as hedged. At December 31, 2025, the cumulative amount of basis adjustments associated with these hedging relationships was $175 million.

58	U.S. Bancorp

The table below shows the gains (losses) recognized in earnings for other economic hedges and the customer-related positions:

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	Location of Gains (Losses) Recognized in Earnings	2026	2025	2026	2025
Asset and Liability Management Positions
Other economic hedges
Interest rate contracts
Futures and forwards	Mortgage banking revenue	$31	$18	$42	$43
Purchased and written options	Mortgage banking revenue	70	43	168	111
Swaps	Mortgage banking revenue/Interest expense	(231)	12	(233)	81
Foreign exchange forward contracts	Other noninterest income	7	13	24	(4)
Equity contracts	Compensation expense	(6)	20	29	28
Credit contracts	Other noninterest income	2	1	7	6
Other	Other noninterest income	(20)	(7)	(51)	(89)
Customer-Related Positions
Interest rate contracts
Swaps	Capital markets revenue	148	61	417	143
Purchased and written options	Capital markets revenue	(70)	(5)	(167)	9
Futures	Capital markets revenue	(21)	1	(31)	3
Foreign exchange rate contracts
Forwards, spots and swaps	Capital markets revenue	72	69	166	183
Purchased and written options	Capital markets revenue	1	—	1	1
Commodity contracts
Swaps	Capital markets revenue	82	(30)	(120)	(26)
Purchased and written options	Capital markets revenue	2	1	4	15
Futures and forwards	Capital markets revenue	16	35	271	39
Credit contracts	Capital markets revenue	(3)	(4)	3	(10)
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
The Company’s collateral arrangements are predominately bilateral and, therefore, contain provisions that require collateralization of the Company’s net liability derivative positions. Required collateral coverage is based on net liability thresholds and may be contingent upon the Company’s credit rating from two of the nationally recognized statistical rating organizations. If the Company’s credit rating were to fall below credit ratings thresholds established in the collateral arrangements, the counterparties to the derivatives could request immediate additional collateral coverage up to and including full collateral coverage for derivatives in a net liability position. The aggregate fair value of all derivatives under collateral arrangements that were in a net liability position at September 30, 2026, was $3.9 billion. At September 30, 2026, the Company had $3.4 billion of cash posted as collateral against this net liability position.

U.S. Bancorp	59

NOTE 13	Netting Arrangements for Certain Financial Instruments and Securities
Financing Activities
The Company’s derivative portfolio consists of bilateral over-the-counter trades, certain interest rate derivatives and credit contracts required to be centrally cleared through clearinghouses per current regulations, and exchange-traded positions which may include U.S. Treasury and SOFR futures or options on U.S. Treasury futures. Of the Company’s $1.8 trillion total notional amount of derivative positions at September 30, 2026, $751.8 billion related to bilateral over-the-counter trades, $959.1 billion related to those centrally cleared through clearinghouses and $123.7 billion related to those that were exchange-traded. The Company’s derivative contracts typically include offsetting rights (referred to as netting arrangements), and depending on expected volume, credit risk, and counterparty preference, collateral maintenance may be required. For all derivatives under collateral support arrangements, fair value is determined daily and, depending on the collateral maintenance requirements, the Company and a counterparty may receive or deliver collateral, based upon the net fair value of all derivative positions between the Company and the counterparty. Collateral is typically cash, but securities may be allowed under collateral arrangements with certain counterparties. Receivables and payables related to cash collateral are included in other assets and other liabilities on the Consolidated Balance Sheet, along with the related derivative asset and liability fair values. Any securities pledged to counterparties as collateral remain on the Consolidated Balance Sheet. Securities received from counterparties as collateral are not recognized on the Consolidated Balance Sheet, unless the counterparty defaults. In general, securities used as collateral can be sold, repledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. Refer to Note 12 for further discussion of the Company’s derivatives, including collateral arrangements.
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
Securities transferred to counterparties under repurchase agreements and securities loaned transactions continue to be recognized on the Consolidated Balance Sheet, are measured at fair value, and are included in investment securities or other assets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheet unless the counterparty defaults. The securities transferred under repurchase and reverse repurchase transactions typically are U.S. Treasury and agency securities, residential agency mortgage-backed securities, corporate debt securities or asset-backed securities. The securities loaned or borrowed typically are corporate debt securities traded by the Company’s primary broker-dealer subsidiary. In general, the securities transferred can be sold, repledged or otherwise used by the party in possession. At September 30, 2026 and December 31, 2025, the fair value of collateral received where the Company has the contractual right to sell or repledge was $78.2 billion and $62.6 billion, respectively, of which $75.4 billion and $56.6 billion had been sold and repledged. No restrictions exist on the use of cash collateral by either party. Repurchase/reverse repurchase and securities loaned/borrowed transactions expose the Company to counterparty risk. The Company manages this risk by performing assessments, independent of business line managers, and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in cash being obtained from or refunded to counterparties to maintain specified collateral levels.

60	U.S. Bancorp

The following table summarizes the maturities by category of collateral pledged for repurchase agreements and securities loaned transactions:

(Dollars in Millions)	Overnight and Continuous	Less Than 30 Days	30-89 Days	Greater Than 90 Days	Total
September 30, 2026
Repurchase agreements
U.S. Treasury and agencies	$72,268	$2,089	$—	$230	$74,587
Residential agency mortgage-backed securities	227	—	—	—	227
Corporate debt securities	4,428	121	12	2	4,563
Asset-backed securities	425	—	—	—	425
Total repurchase agreements	77,348	2,210	12	232	79,802
Securities loaned
Corporate debt securities	78	—	—	—	78
Total securities loaned	78	—	—	—	78
Gross amount of recognized liabilities	$77,426	$2,210	$12	$232	$79,880
December 31, 2025
Repurchase agreements
U.S. Treasury and agencies	$54,117	$—	$—	$—	$54,117
Residential agency mortgage-backed securities	293	—	—	—	293
Corporate debt securities	3,015	100	—	—	3,115
Asset-backed securities	419	—	—	—	419
Total repurchase agreements	57,844	100	—	—	57,944
Securities loaned
Corporate debt securities	84	—	—	—	84
Total securities loaned	84	—	—	—	84
Gross amount of recognized liabilities	$57,928	$100	$—	$—	$58,028
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

The following tables provide information on the Company’s netting adjustments, and items not offset on the Consolidated Balance Sheet but available for offset in the event of default:

	Gross Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Received(c)
September 30, 2026
Derivative assets(d)	$9,522	$(4,057)	$5,465	$(206)	$(74)	$5,185
Reverse repurchase agreements	77,050	(72,976)	4,074	(221)	(3,804)	49
Securities borrowed	1,613	—	1,613	(23)	(1,533)	57
Total	$88,185	$(77,033)	$11,152	$(450)	$(5,411)	$5,291
December 31, 2025
Derivative assets(d)	$6,832	$(3,151)	$3,681	$(116)	$(23)	$3,542
Reverse repurchase agreements	61,078	(48,708)	12,370	(454)	(11,888)	28
Securities borrowed	1,844	—	1,844	—	(1,769)	75
Total	$69,754	$(51,859)	$17,895	$(570)	$(13,680)	$3,645
(a)Includes $1.5 billion and $1.2 billion of cash collateral related payables that were netted against derivative assets at September 30, 2026 and December 31, 2025, respectively.
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
(d)Excludes $18 million and $20 million at September 30, 2026 and December 31, 2025, respectively, of derivative assets not subject to netting arrangements.

	Gross Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(a)	Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
(Dollars in Millions)				Financial Instruments(b)	Collateral Pledged(c)
September 30, 2026
Derivative liabilities(d)	$11,593	$(6,000)	$5,593	$(206)	$—	$5,387
Repurchase agreements	79,802	(72,976)	6,826	(221)	(6,597)	8
Securities loaned	78	—	78	(23)	(54)	1
Total	$91,473	$(78,976)	$12,497	$(450)	$(6,651)	$5,396
December 31, 2025
Derivative liabilities(d)	$6,692	$(3,392)	$3,300	$(116)	$—	$3,184
Repurchase agreements	57,944	(48,708)	9,236	(454)	(8,779)	3
Securities loaned	84	—	84	—	(82)	2
Total	$64,720	$(52,100)	$12,620	$(570)	$(8,861)	$3,189
(a)Includes $3.4 billion and $1.5 billion of cash collateral related receivables that were netted against derivative liabilities at September 30, 2026 and December 31, 2025, respectively.
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
(d)Excludes $80 million and $100 million at September 30, 2026 and December 31, 2025, respectively, of derivative liabilities not subject to netting arrangements.

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
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 includes debt securities that are traded less frequently than exchange-traded instruments and which are typically valued using third-party pricing services; derivative contracts and other assets and liabilities, including securities, certain time deposits, and structured long-term notes, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data; and MLHFS whose values are determined using quoted prices for similar assets or pricing models with inputs that are observable in the market or can be corroborated by observable market data.
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
Valuation Methodologies
The valuation methodologies used by the Company to measure financial assets and liabilities at fair value are described below. In addition, the following section includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Where appropriate, the descriptions include information about the valuation models and key inputs to those models. During the nine months ended September 30, 2026 and 2025, there were no significant changes to the valuation techniques used by the Company to measure fair value.
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
Mortgage Loans Held For Sale MLHFS measured at fair value, for which an active secondary market and readily available market prices exist, are initially valued at the transaction price and are subsequently valued by comparison to instruments with similar collateral and risk profiles. MLHFS are classified within Level 2. Included in mortgage banking revenue were net losses of $42 million and net gains of $18 million for the three months ended September 30, 2026 and 2025, respectively, and net losses of $44 million and net gains of $24 million for the nine months ended September 30, 2026 and 2025, respectively from the changes to fair value of these MLHFS under fair value option accounting guidance. Changes in fair value due to instrument specific credit risk were immaterial. Interest income for MLHFS is measured based on contractual interest rates and reported as interest income on the Consolidated Statement of Income. Electing to measure MLHFS at fair value reduces certain timing differences and better matches changes in fair value of these assets with changes in the value of the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
Time Deposits The Company elects the fair value option to account for certain time deposits that are hedged with derivatives that do not qualify for hedge accounting. Electing to measure these time deposits at fair value reduces certain timing differences and better matches changes in fair value of these deposits with changes in the value of the derivative instruments used to economically hedge them. The time deposits measured at fair value are valued using a discounted cash flow model that utilizes market observable inputs and are classified within Level 2. Included in interest expense on deposits were net losses of $7 million for the three months ended September 30, 2025, and net gains of $1 million and net losses of $6 million for the nine months ended September 30, 2026 and 2025, respectively, from the changes in fair value of time deposits under fair value option accounting guidance.
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

U.S. Bancorp	63

attributable to instrument specific credit risk are recorded as debit valuation adjustments (“DVA”) in other comprehensive income (loss) with all other changes in fair value recorded in interest expense. Included in other comprehensive income (loss) and interest expense on long-term debt were net DVA gains of $9 million and $112 million, respectively, for the three months ended September 30, 2026, and net DVA losses of $5 million and net losses of $1 million, respectively, for the three months ended September 30, 2025, from the changes in the fair value of structured notes under fair value option accounting guidance. Included in interest expense on long-term debt were net gains of $160 million for the nine months ended September 30, 2026, and included in other comprehensive income (loss) and interest expense on long-term debt were net DVA losses of $8 million and net gains of $1 million, respectively, for the nine months ended September 30, 2025, resulting from changes in the fair value of structured notes under fair value option accounting guidance.
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

64	U.S. Bancorp

The following table shows the significant valuation assumption ranges for MSRs at September 30, 2026:

	Minimum	Maximum	Weighted- Average(a)
Expected prepayment	6%	17%	8%
Option adjusted spread	4	11	6
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
The following table shows the significant valuation assumption ranges for the Company’s derivative commitments to purchase and originate mortgage loans at September 30, 2026:

	Minimum	Maximum	Weighted- Average(a)
Expected loan close rate	4%	100%	89%
Inherent MSR value (basis points per loan)	62	219	134
(a)Determined based on the relative fair value of the related mortgage loans.
The significant unobservable input used in the fair value measurement of certain of the Company’s asset/liability and customer-related derivatives is the credit valuation adjustment related to the risk of counterparty nonperformance. A significant increase in the credit valuation adjustment would have resulted in a lower fair value measurement. A significant decrease in the credit valuation adjustment would have resulted in a higher fair value measurement. The credit valuation adjustment is impacted by changes in market rates, volatility, market implied credit spreads, and loss recovery rates, as well as the Company’s assessment of the counterparty’s credit position. At September 30, 2026, the minimum, maximum and weighted-average credit valuation adjustment as a percentage of the net fair value of the counterparty’s derivative contracts prior to adjustment was 0 percent, 1,584 percent and 2 percent, respectively.
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

U.S. Bancorp	65

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in Millions)	Level 1	Level 2	Level 3	Netting	Total
September 30, 2026
Available-for-sale securities
U.S. Treasury and agencies	$20,700	$4,443	$—	$—	$25,143
Mortgage-backed securities
Residential agency	—	38,183	—	—	38,183
Commercial
Agency	—	6,692	—	—	6,692
Non-agency	—	7	—	—	7
Asset-backed securities	—	4,175	—	—	4,175
Obligations of state and political subdivisions	—	5,922	—	—	5,922
Other	—	106	—	—	106
Total available-for-sale	20,700	59,528	—	—	80,228
Mortgage loans held for sale	—	2,199	—	—	2,199
Mortgage servicing rights	—	—	3,419	—	3,419
Derivative assets	319	6,181	3,040	(4,057)	5,483
Other assets	802	3,031	—	—	3,833
Total	$21,821	$70,939	$6,459	$(4,057)	$95,162
Time deposits	$—	$13	$—	$—	$13
Long-term debt	—	2,093	—	—	2,093
Derivative liabilities	162	7,570	3,941	(6,000)	5,673
Short-term borrowings and other liabilities(a)	848	1,484	—	—	2,332
Total	$1,010	$11,160	$3,941	$(6,000)	$10,111
December 31, 2025
Available-for-sale securities
U.S. Treasury and agencies	$24,038	$4,732	$—	$—	$28,770
Mortgage-backed securities
Residential agency	—	38,010	—	—	38,010
Commercial
Agency	—	7,742	—	—	7,742
Non-agency	—	7	—	—	7
Asset-backed securities	—	6,527	—	—	6,527
Obligations of state and political subdivisions	—	9,514	—	—	9,514
Other	—	268	—	—	268
Total available-for-sale	24,038	66,800	—	—	90,838
Mortgage loans held for sale	—	2,353	—	—	2,353
Mortgage servicing rights	—	—	3,159	—	3,159
Derivative assets	147	4,735	1,970	(3,151)	3,701
Other assets	524	2,261	—	—	2,785
Total	$24,709	$76,149	$5,129	$(3,151)	$102,836
Time deposits	$—	$718	$—	$—	$718
Long-term debt	—	1,414	—	—	1,414
Derivative liabilities	72	4,538	2,182	(3,392)	3,400
Short-term borrowings and other liabilities(a)	717	1,796	—	—	2,513
Total	$789	$8,466	$2,182	$(3,392)	$8,045
Note: Excluded from the table above are equity investments without readily determinable fair values. The Company has elected to carry these investments at historical cost, adjusted for impairment and any changes resulting from observable price changes for identical or similar investments of the issuer. The aggregate carrying amount of these equity investments was $214 million and $203 million at September 30, 2026 and December 31, 2025, respectively, and reflect no impairment or observable price change adjustment at both September 30, 2026 and December 31, 2025. The Company did not record any adjustments for observable price changes during the first nine months of 2026 and 2025.
(a)Primarily represents the Company’s obligation on securities sold short required to be accounted for at fair value per applicable accounting guidance.

66	U.S. Bancorp

The following table presents the changes in fair value for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended September 30 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2026
Mortgage servicing rights	$3,177	$145	(a)	$—	$(1)	$98	(c)	$—	$3,419	$145	(a)
Net derivative assets and liabilities	(251)	(1,130)	(b)	128	(4)	—		356	(901)	(343)	(d)
2025
Mortgage servicing rights	$3,305	$(88)	(a)	$—	$1	$71	(c)	$—	$3,289	$(88)	(a)
Net derivative assets and liabilities	(107)	(403)	(e)	193	(2)	—		389	70	152	(f)
Nine Months Ended September 30 (Dollars in Millions)	Beginning of Period Balance	Net Gains (Losses) Included in Net Income		Purchases	Sales	Issuances		Settlements	End of Period Balance	Net Change in Unrealized Gains (Losses) Relating to Assets and Liabilities Held at End of Period
2026
Mortgage servicing rights	$3,159	$16	(a)	$—	$(5)	$249	(c)	$—	$3,419	$16	(a)
Net derivative assets and liabilities	(212)	(2,881)	(g)	1,157	(11)	—		1,046	(901)	(780)	(h)
2025
Mortgage servicing rights	$3,369	$(276)	(a)	$—	$2	$194	(c)	$—	$3,289	$(276)	(a)
Net derivative assets and liabilities	(1,800)	(584)	(i)	914	(4)	1		1,543	70	1,351	(j)
(a)Included in mortgage banking revenue.
(b)Approximately $5 million, $(1.1) billion and $(19) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(c)Represents MSRs capitalized during the period.
(d)Approximately $(2) million, $(322) million and $(19) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(e)Approximately $69 million, $(464) million and $(8) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(f)Approximately $20 million, $139 million and $(7) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(g)Approximately $100 million, $(2.9) billion and $(50) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(h)Approximately $(2) million, $(728) million and $(50) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(i)Approximately $173 million, $(666) million and $(91) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.
(j)Approximately $20 million, $1.4 billion and $(91) million included in mortgage banking revenue, capital markets revenue and other noninterest income, respectively.

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
The following table summarizes the balances as of the measurement date of assets measured at fair value on a nonrecurring basis, and still held as of the reporting date:

	September 30, 2026				December 31, 2025
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(a)	$—	$—	$430	$430	$—	$—	$763	$763
Other assets(b)	—	—	17	17	—	—	51	51
(a)Represents the carrying value of loans for which adjustments were based on the fair value of the collateral, excluding loans fully charged-off.
(b)Primarily represents the fair value of foreclosed properties that were measured at fair value based on an appraisal or broker price opinion of the collateral subsequent to their initial acquisition.
The following table summarizes losses recognized related to nonrecurring fair value measurements of individual assets or portfolios:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Millions)	2026	2025	2026	2025
Loans(a)	$107	$117	$249	$315
Other assets(b)	1	2	2	4
(a)Represents write-downs of loans which were based on the fair value of the collateral, excluding loans fully charged-off.
(b)Primarily represents related losses of foreclosed properties that were measured at fair value subsequent to their initial acquisition.

U.S. Bancorp	67

Fair Value Option
The following table summarizes the differences between the aggregate fair value carrying amount of the assets and liabilities for which the fair value option has been elected and the aggregate remaining contractual principal balance outstanding:

	September 30, 2026			December 31, 2025
(Dollars in Millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding	Fair Value Carrying Amount	Contractual Principal Outstanding	Carrying Amount Over (Under) Contractual Principal Outstanding
Total loans(a)	$2,199	$2,222	$(23)	$2,353	$2,325	$28
Time deposits	13	14	(1)	718	718	—
Long-term debt	2,093	2,257	(164)	1,414	1,419	(5)
(a)Includes nonaccrual loans of $1 million carried at fair value with contractual principal outstanding of $1 million at September 30, 2026 and $1 million carried at fair value with contractual principal outstanding of $1 million at December 31, 2025. Includes loans 90 days or more past due of $4 million carried at fair value with contractual principal outstanding of $4 million at September 30, 2026 and $5 million carried at fair value with contractual principal outstanding of $5 million at December 31, 2025.
Fair Value of Financial Instruments
The following section summarizes the estimated fair value for financial instruments accounted for at amortized cost as of September 30, 2026 and December 31, 2025. In accordance with disclosure guidance related to fair values of financial instruments, the Company did not include assets and liabilities that are not financial instruments, such as the value of goodwill, long-term relationships with deposit, credit card, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other liabilities. Additionally, in accordance with the disclosure guidance, receivables and payables due in one year or less, insurance contracts, equity investments not accounted for at fair value, and deposits with no defined or contractual maturities are excluded.
The estimated fair values of the Company’s financial instruments are shown in the table below:

	September 30, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
(Dollars in Millions)		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$49,523	$49,523	$—	$—	$49,523	$46,890	$46,890	$—	$—	$46,890
Federal funds sold and securities purchased under resale agreements	4,126	—	4,126	—	4,126	12,359	—	12,359	—	12,359
Investment securities held-to-maturity	72,923	644	58,736	—	59,380	76,170	644	66,435	—	67,079
Loans held for sale(a)	227	—	—	227	227	185	—	—	185	185
Loans, net of allowance for losses	407,432	—	—	398,819	398,819	383,730	—	—	383,323	383,323
Other(b)	1,740	—	1,295	445	1,740	2,074	—	1,641	433	2,074
Financial Liabilities
Time deposits(c)	44,048	—	43,810	—	43,810	47,314	—	47,391	—	47,391
Short-term borrowings(d)	18,712	—	18,526	—	18,526	14,649	—	14,490	—	14,490
Long-term debt(e)	49,903	—	48,549	—	48,549	59,350	—	59,149	—	59,149
Other(f)	5,618	—	1,462	4,156	5,618	4,940	—	1,419	3,521	4,940
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
The fair value of unfunded commitments, deferred non-yield related loan fees, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments, deferred non-yield related loan fees and standby letters of credit was $387 million and $377 million at September 30, 2026 and December 31, 2025, respectively. The carrying value of other guarantees was $209 million and $187 million at September 30, 2026 and December 31, 2025, respectively.

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
Commitments to Extend Credit and Other Commitments Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses. The contractual amount represents the Company’s exposure to credit loss, in the event of default by the borrower. The contract or notional amounts of unfunded commitments to extend credit, excluding those commitments considered derivatives, were $481.3 billion and $444.7 billion at September 30, 2026 and December 31, 2025, respectively.
As part of the Company’s broker-dealer operations, the Company has commitments to enter into reverse repurchase agreements and repurchase agreements. At September 30, 2026, the amount of unfunded contractual commitments for reverse repurchase agreements and repurchase agreements were $9.2 billion and $12.8 billion, respectively, compared with $8.5 billion and $4.8 billion at December 31, 2025, respectively.
Other Guarantees and Contingent Liabilities
The following table is a summary of other guarantees and contingent liabilities of the Company at September 30, 2026:

(Dollars in Millions)	Collateral Held	Carrying Amount	Maximum Potential Future Payments
Standby letters of credit	$—	$26	$13,094
Securities lending indemnifications	8,920	—	8,652
Asset sales	—	139	18,336	(a)
Merchant processing	395	50	157,298
Other	—	20	3,398
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
The Company currently processes card transactions in the United States, Canada and Europe through wholly-owned subsidiaries. In the event a merchant was unable to fulfill product or services subject to future delivery, such as airline tickets, the Company could become financially liable for refunding the purchase price of such products or services purchased through the credit card associations under the charge-back provisions. Charge-back risk related to these merchants is evaluated in a manner similar to credit risk assessments and, as such, merchant processing contracts contain various provisions to protect the Company in the event of default. At September 30, 2026, the estimated value of airline tickets purchased to be delivered at a future date through card transactions processed by the Company was $15.4 billion. The Company held collateral of $296 million in escrow deposits, letters of credit and indemnities from financial institutions, and liens on various assets related to these airline processing arrangements. In addition to specific collateral or other credit enhancements, the Company maintains a liability for its implied

U.S. Bancorp	69

guarantees associated with future delivery. At September 30, 2026, the liability was $30 million primarily related to these airline processing arrangements.
Asset Sales The Company regularly sells loans to GSEs as part of its mortgage banking activities. The Company provides customary representations and warranties to GSEs in conjunction with these sales. These representations and warranties generally require the Company to repurchase assets if it is subsequently determined that a loan did not meet specified criteria, such as a documentation deficiency or rescission of mortgage insurance. If the Company is unable to cure or refute a repurchase request, the Company is generally obligated to repurchase the loan or otherwise reimburse the GSE for losses. At September 30, 2026 and December 31, 2025, the Company had reserved $7 million for potential losses from representation and warranty obligations. The Company’s reserve reflects management’s best estimate of losses for representation and warranty obligations. The Company’s repurchase reserve is modeled at the loan level, taking into consideration the individual credit quality and borrower activity that has transpired since origination. The model applies credit quality and economic risk factors to derive a probability of default and potential repurchase that are based on the Company’s historical loss experience, and estimates loss severity based on expected collateral value. The Company also considers qualitative factors that may result in anticipated losses differing from historical loss trends.
As of September 30, 2026 and December 31, 2025, the Company had $12 million and $13 million, respectively, of unresolved representation and warranty claims from GSEs. The Company does not have a significant amount of unresolved claims from investors other than GSEs.
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

U.S. Bancorp	71

Business segment results for the three months ended September 30 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking		Payment Services		Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Condensed Income Statement
Net interest income (taxable-equivalent basis)(a)	$1,971	$1,761	$1,878	$1,851	$834	$781	$(193)	$(142)	$4,490	$4,251
Noninterest income(b)(c)	2,026	1,572	526	564	1,034	973	(106)	(31)	3,480	3,078
Total net revenue(d)	3,997	3,333	2,404	2,415	1,868	1,754	(299)	(173)	7,970	7,329
Compensation and employee benefits	734	565	583	587	244	231	1,192	1,178	2,753	2,561
Other intangibles	52	46	51	59	24	20	—	—	127	125
Net shared services	624	623	508	559	529	510	(1,661)	(1,692)	—	—
Other direct expenses(e)	344	261	346	357	243	244	680	649	1,613	1,511
Total noninterest expense	1,754	1,495	1,488	1,562	1,040	1,005	211	135	4,493	4,197
Income (loss) before provision and income taxes	2,243	1,838	916	853	828	749	(510)	(308)	3,477	3,132
Provision for credit losses	112	196	72	62	594	409	(124)	(96)	654	571
Income (loss) before income taxes	2,131	1,642	844	791	234	340	(386)	(212)	2,823	2,561
Income taxes and taxable-equivalent adjustment	533	411	211	198	59	85	(188)	(141)	615	553
Net income (loss)	1,598	1,231	633	593	175	255	(198)	(71)	2,208	2,008
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(6)	(7)	(6)	(7)
Net income (loss) attributable to U.S. Bancorp	$1,598	$1,231	$633	$593	$175	$255	$(204)	$(78)	$2,202	$2,001

Average Balance Sheet
Loans	$216,957	$189,530	$143,819	$145,906	$48,058	$42,957	$714	$759	$409,548	$379,152
Goodwill	5,439	4,826	4,326	4,326	3,474	3,482	—	—	13,239	12,634
Other intangible assets	859	772	3,945	4,223	333	260	6	7	5,143	5,262
Assets	272,472	236,188	157,026	158,865	53,331	48,428	213,802	236,124	696,631	679,605
Noninterest-bearing deposits	57,888	56,056	19,138	19,782	2,379	2,370	1,561	1,682	80,966	79,890
Interest-bearing deposits	237,865	220,712	207,718	202,303	94	95	(41)	8,782	445,636	431,892
Total deposits	295,753	276,768	226,856	222,085	2,473	2,465	1,520	10,464	526,602	511,782
Total U.S. Bancorp shareholders’ equity	25,809	24,020	12,850	13,369	11,090	10,318	18,002	14,936	67,751	62,643
(a)Total net interest income includes a taxable-equivalent adjustment of $22 million and $29 million for the three months ended September 30, 2026 and 2025, respectively. See Non-GAAP Financial Measures beginning on page 27.
(b)Payment Services noninterest income presented net of related rewards and rebate costs and certain partner payments of $890 million and $811 million for the three months ended September 30, 2026 and 2025, respectively.
(c)Total noninterest income includes revenue generated from certain contracts with customers of $2.9 billion and $2.5 billion for the three months ended September 30, 2026 and 2025, respectively.
(d)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded a total of $212 million and $200 million of revenue for the three months ended September 30, 2026 and 2025, primarily consisting of interest income on sales-type and direct financing leases.
(e)Other direct expenses for each reportable segment includes: net occupancy and equipment, professional services, marketing and business development, technology and communications, and other.

72	U.S. Bancorp

Business segment results for the nine months ended September 30 were as follows:

	Wealth, Corporate, Commercial and Institutional Banking		Consumer and Business Banking		Payment Services		Treasury and Corporate Support		Consolidated Company
(Dollars in Millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Condensed Income Statement
Net interest income (taxable-equivalent basis)(a)	$5,768	$5,177	$5,516	$5,466	$2,402	$2,253	$(518)	$(443)	$13,168	$12,453
Noninterest income(b)(c)	5,467	4,489	1,579	1,623	2,997	2,869	(241)	(143)	9,802	8,838
Total net revenue(d)	11,235	9,666	7,095	7,089	5,399	5,122	(759)	(586)	22,970	21,291
Compensation and employee benefits	1,987	1,693	1,740	1,761	721	669	3,618	3,675	8,066	7,798
Other intangibles	136	138	154	176	61	58	—	—	351	372
Net shared services	1,851	1,851	1,539	1,648	1,568	1,528	(4,958)	(5,027)	—	—
Other direct expenses(e)	887	771	1,035	1,053	841	708	2,006	1,908	4,769	4,440
Total noninterest expense	4,861	4,453	4,468	4,638	3,191	2,963	666	556	13,186	12,610
Income (loss) before provision and income taxes	6,374	5,213	2,627	2,451	2,208	2,159	(1,425)	(1,142)	9,784	8,681
Provision for credit losses	306	416	222	161	1,326	1,110	(86)	(78)	1,768	1,609
Income (loss) before income taxes	6,068	4,797	2,405	2,290	882	1,049	(1,339)	(1,064)	8,016	7,072
Income taxes and taxable-equivalent adjustment	1,518	1,200	602	573	221	263	(666)	(509)	1,675	1,527
Net income (loss)	4,550	3,597	1,803	1,717	661	786	(673)	(555)	6,341	5,545
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(17)	(20)	(17)	(20)
Net income (loss) attributable to U.S. Bancorp	$4,550	$3,597	$1,803	$1,717	$661	$786	$(690)	$(575)	$6,324	$5,525

Average Balance Sheet
Loans	$212,023	$186,161	$144,005	$149,750	$46,018	$42,267	$876	$725	$402,922	$378,903
Goodwill	5,100	4,825	4,326	4,326	3,479	3,433	—	—	12,905	12,584
Other intangible assets	729	817	3,923	4,288	271	256	6	8	4,929	5,369
Assets	266,115	234,145	157,038	163,515	51,187	47,705	218,899	228,785	693,239	674,150
Noninterest-bearing deposits	57,824	55,709	18,749	19,628	2,398	2,474	1,765	1,757	80,736	79,568
Interest-bearing deposits	231,822	217,607	206,086	200,812	93	95	239	9,005	438,240	427,519
Total deposits	289,646	273,316	224,835	220,440	2,491	2,569	2,004	10,762	518,976	507,087
Total U.S. Bancorp shareholders’ equity	25,048	23,762	12,940	13,547	10,794	10,261	18,050	13,492	66,832	61,062
(a)Total net interest income includes a taxable-equivalent adjustment of $76 million and $88 million for the nine months ended September 30, 2026 and 2025, respectively. See Non-GAAP Financial Measures beginning on page 27.
(b)Payment Services noninterest income presented net of related rewards and rebate costs and certain partner payments of $2.6 billion and $2.3 billion for the nine months ended September 30, 2026 and 2025, respectively.
(c)Total noninterest income includes revenue generated from certain contracts with customers of $8.0 billion and $7.2 billion for the nine months ended September 30, 2026 and 2025, respectively.
(d)The Company, as a lessor, originates retail and commercial leases either directly to the consumer or indirectly through dealer networks. Under these arrangements, the Company recorded a total of $611 million and $596 million of revenue for the nine months ended September 30, 2026 and 2025, respectively, primarily consisting of interest income on sales-type and direct financing leases.
(e)Other direct expenses for each reportable segment includes: net occupancy and equipment, professional services, marketing and business development, technology and communications, and other.

U.S. Bancorp	73

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Three Months Ended September 30
	2026			2025			2026 v 2025
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities(b)	$166,350	$1,316	3.16%	$173,423	$1,412	3.26%	(4.1)%
Loans held for sale	2,681	41	6.23	2,253	35	6.39	19.0
Loans(c)
Commercial	155,360	1,983	5.07	138,356	1,929	5.53	12.3
Commercial real estate	52,991	764	5.72	48,246	741	6.10	9.8
Residential mortgages	116,886	1,209	4.13	114,780	1,162	4.05	1.8
Credit card	40,222	1,282	12.64	36,079	1,204	13.24	11.5
Other retail	44,089	690	6.21	41,691	661	6.29	5.8
Total loans	409,548	5,928	5.75	379,152	5,697	5.97	8.0
Interest-bearing deposits with banks	35,037	333	3.77	47,822	517	4.29	(26.7)
Other earning assets(d)	17,168	178	4.12	14,867	170	4.53	15.5
Total earning assets(d)	630,784	7,796	4.92	617,517	7,831	5.03	2.1
Allowance for loan losses	(7,769)			(7,565)			(2.7)
Unrealized gain (loss) on investment securities	(5,420)			(5,756)			5.8
Other assets	79,036			75,409			4.8
Total assets	$696,631			$679,605			2.5
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$80,966			$79,890			1.3%
Interest-bearing deposits
Interest checking	134,607	394	1.16	131,281	430	1.30	2.5
Money market savings	186,100	1,316	2.81	181,063	1,403	3.07	2.8
Savings accounts	78,976	421	2.12	62,599	289	1.83	26.2
Time deposits	45,953	360	3.11	56,949	526	3.67	(19.3)
Total interest-bearing deposits	445,636	2,491	2.22	431,892	2,648	2.43	3.2
Short-term borrowings
Federal funds purchased	464	4	3.37	428	4	3.97	8.4
Securities sold under agreements to repurchase(d)	8,752	82	3.68	7,621	82	4.24	14.8
Commercial paper	4,076	24	2.38	4,366	32	2.90	(6.6)
Other short-term borrowings(e)	3,866	88	9.08	3,283	85	10.28	17.8
Total short-term borrowings(d)	17,158	198	4.58	15,698	203	5.12	9.3
Long-term debt	56,133	617	4.37	63,329	729	4.57	(11.4)
Total interest-bearing liabilities(d)	518,927	3,306	2.53	510,919	3,580	2.78	1.6
Other liabilities	28,524			25,695			11.0
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	60,943			55,835			9.1
Total U.S. Bancorp shareholders’ equity	67,751			62,643			8.2
Noncontrolling interests	463			458			1.1
Total equity	68,214			63,101			8.1
Total liabilities and equity	$696,631			$679,605			2.5
Net interest income		$4,490			$4,251
Gross interest margin			2.39%			2.25%
Gross interest margin without taxable-equivalent increments			2.38%			2.23%
Percent of Earning Assets
Interest income			4.92%			5.03%
Interest expense			2.08			2.28
Net interest margin			2.84%			2.75%
Net interest margin without taxable-equivalent increments			2.83%			2.73%
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
(d)Interest income and interest expense related to certain repurchase and reverse repurchase transactions recorded under enforceable netting agreements are presented on a net basis, consistent with the presentation of the related balances on the consolidated balance sheet. Total interest income and interest expense reflected on a gross basis for these arrangements was $8,420 million and $3,930 million, respectively, for the three months ended September 30, 2026, compared with $7,956 million and $3,705 million, respectively, for the three months ended September 30, 2025.
(e)Interest expense and rates include interest paid on collateral associated with derivative positions.

74	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates(a)

	For the Nine Months Ended September 30
	2026			2025			2026 v 2025
(Dollars in Millions) (Unaudited)	Average Balances	Interest	Yields and Rates	Average Balances	Interest	Yields and Rates	% Change Average Balances
Assets
Investment securities(b)	$169,431	$3,999	3.15%	$172,489	$4,113	3.18%	(1.8)%
Loans held for sale	2,598	119	6.12	2,975	122	5.49	(12.7)
Loans(c)
Commercial	153,023	5,813	5.08	135,899	5,646	5.55	12.6
Commercial real estate	51,232	2,190	5.72	48,532	2,189	6.03	5.6
Residential mortgages	116,925	3,558	4.06	116,398	3,511	4.02	.5
Credit card	38,666	3,651	12.62	35,537	3,477	13.08	8.8
Other retail	43,076	1,988	6.17	42,537	1,976	6.21	1.3
Total loans	402,922	17,200	5.70	378,903	16,799	5.92	6.3
Interest-bearing deposits with banks	35,433	983	3.71	44,384	1,449	4.36	(20.2)
Other earning assets(d)	17,623	554	4.20	14,972	527	4.71	17.7
Total earning assets(d)	628,007	22,855	4.87	613,723	23,010	5.01	2.3
Allowance for loan losses	(7,688)			(7,586)			(1.3)
Unrealized gain (loss) on investment securities	(4,743)			(6,275)			24.4
Other assets	77,663			74,288			4.5
Total assets	$693,239			$674,150			2.8
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$80,736			$79,568			1.5%
Interest-bearing deposits
Interest checking	132,536	1,115	1.12	129,531	1,187	1.23	2.3
Money market savings	185,678	3,812	2.75	184,478	4,233	3.07	.7
Savings accounts	73,703	1,091	1.98	57,059	711	1.67	29.2
Time deposits	46,323	1,087	3.14	56,451	1,569	3.72	(17.9)
Total interest-bearing deposits	438,240	7,105	2.17	427,519	7,700	2.41	2.5
Short-term borrowings
Federal funds purchased	694	18	3.47	706	22	4.19	(1.7)
Securities sold under agreements to repurchase(d)	10,148	290	3.82	9,100	298	4.37	11.5
Commercial paper	4,357	77	2.36	4,460	94	2.82	(2.3)
Other short-term borrowings(e)	4,989	276	7.40	4,833	329	9.10	3.2
Total short-term borrowings(d)	20,188	661	4.38	19,099	743	5.20	5.7
Long-term debt	59,723	1,921	4.30	61,360	2,114	4.61	(2.7)
Total interest-bearing liabilities(d)	518,151	9,687	2.50	507,978	10,557	2.78	2.0
Other liabilities	27,059			25,083			7.9
Shareholders’ equity
Preferred equity	6,808			6,808			—
Common equity	60,024			54,254			10.6
Total U.S. Bancorp shareholders’ equity	66,832			61,062			9.4
Noncontrolling interests	461			459			.4
Total equity	67,293			61,521			9.4
Total liabilities and equity	$693,239			$674,150			2.8
Net interest income		$13,168			$12,453
Gross interest margin			2.37%			2.23%
Gross interest margin without taxable-equivalent increments			2.35%			2.21%
Percent of Earning Assets
Interest income			4.87%			5.01%
Interest expense			2.07			2.30
Net interest margin			2.80%			2.71%
Net interest margin without taxable-equivalent increments			2.78%			2.69%
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
(d)Interest income and interest expense related to certain repurchase and reverse repurchase transactions recorded under enforceable netting agreements are presented on a net basis, consistent with the presentation of the related balances on the consolidated balance sheet. Total interest income and interest expense reflected on a gross basis for these arrangements was $24,445 million and $11,277 million, respectively, for the nine months ended September 30, 2026, compared with $23,135 million and $10,682 million, respectively, for the nine months ended September 30, 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — See the information set forth in the “Capital Management” section beginning on page 22 of this Report for information regarding shares repurchased by the Company during the third quarter of 2026, which is incorporated herein by reference.
Item 5. Other Information — During the three months ended September 30, 2026, no director or officer (as defined in SEC Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed on April 20, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 19, 2023).
3.3
Certificate of Designations with respect to Series P Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, dated October 29, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 30, 2026).

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

76	U.S. Bancorp

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. BANCORP

	By:	/s/ LISA R. STARK
Dated: November 4, 2026		Lisa R. Stark Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	77

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